Form 10-Q
period 2006-06-30
WYNDHAM WORLDWIDE CORP
filed 2006-08-18
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 001-32876

Wyndham Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0052541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seven Sylvan Way	07054
Parsippany, New Jersey	(Zip Code)
(Address of principal executive offices)
(973) 496-8900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]         No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]         No [X]
The number of shares outstanding of the issuer’s common stock was 200,362,113 shares as of August 1, 2006.

INTRODUCTORY NOTE
On July 31, 2006, Cendant Corporation distributed to its stockholders all of its shares of Wyndham Worldwide Corporation, a wholly owned subsidiary that held directly or indirectly the assets and liabilities associated with Cendant Corporation’s Hospitality Services (including Timeshare Resorts) businesses. On that date, Cendant Corporation distributed one share of Wyndham Worldwide common stock for every five shares of Cendant common stock outstanding as of the close of business on July 21, 2006.
In connection with the distribution, we filed a Registration Statement on Form 10 (File No. 001-32876) with the Securities and Exchange Commission that was declared effective on July 13, 2006 (the “Form 10”). Wyndham’s Information Statement dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information as to the business and management of Wyndham, was mailed to Cendant Corporation stockholders shortly after the July 21, 2006 record date for the distribution. We filed the Information Statement as Exhibit 99.1 to a Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2006.
Except as otherwise indicated or unless the context otherwise requires, “Wyndham Worldwide Corporation,” “Wyndham Worldwide,” “Wyndham,” “Company,” “we,” “us,” “our” and “our company” refer to Wyndham Worldwide Corporation and its combined subsidiaries and “Cendant Corporation” and “Cendant” refer to Cendant Corporation and its consolidated subsidiaries.
We are filing this quarterly report within 45 days after the effective date of the Form 10, as required by Rule 13a-13(a) under the Securities Exchange Act of 1934. As discussed in Part I of this report, the historical financial statements included in this report represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the Hospitality Services (including Timeshare Resorts) businesses of Cendant.
FORWARD-LOOKING STATEMENTS
Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

—	terrorist attacks, such as the September 11, 2001 terrorist attacks, may negatively affect the travel industry, result in a disruption in our business and adversely affect our financial results;

—	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

—	competition in our existing and future lines of business, and the financial resources of competitors;

—	our failure to comply with regulations and any changes in laws and regulations, including hospitality, vacation rental and vacation ownership-related regulations, telemarketing regulations, privacy policy regulations and state, federal and international tax laws;

—	seasonal fluctuations in the travel business;

—	local and regional economic conditions that affect the travel and tourism industry;

—	our failure to complete future acquisitions or to realize anticipated benefits from completed acquisitions;

—	actions by our franchisees that could harm our business;

—	our inability to access the capital and/or the asset-backed markets on a favorable basis;

—	the loss of any of our senior management;

—	risks inherent in operating in foreign countries, including exposure to local economic conditions, government regulation, currency restrictions and other restraints, changes in and application of tax laws, expropriation, political instability and diminished ability to legally enforce our contractual rights;

—	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster or other business interruption;

—	the final resolutions or outcomes with respect to Cendant’s contingent and other corporate liabilities and any related actions for indemnification made pursuant to the Separation and Distribution Agreement;

—	a failure by Cendant to complete the sale of Travelport, to receive gross cash proceeds of $4,300 million (which purchase price is subject to adjustment) or to contribute to us all or a portion of the $760 million of such proceeds that we expect to receive;

—	our inability to operate effectively as a stand-alone, publicly traded company; and

—	the costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002 and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 by the date that we must comply with that section of the Sarbanes-Oxley Act.
Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Information Statement, as amended, filed with the Securities and Exchange Commission on July 12, 2006, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.
You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” included herein, in connection with considering any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Wyndham Worldwide Corporation Board of Directors
We have reviewed the accompanying combined condensed balance sheet of the Wyndham Worldwide Businesses of Cendant Corporation (the “Company”), consisting of certain businesses of Cendant Corporation (“Cendant”) as of June 30, 2006, the related combined condensed statement of invested equity for the six months ended June 30, 2006, the related combined condensed statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the related combined condensed statements of cash flows for the six months ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such combined condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the interim combined condensed financial statements, the Company is comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Note 13 of the interim combined condensed financial statements is a summary of transactions with related parties. Also as discussed in Note 1 to the interim combined condensed financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Company as of December 31, 2005, and the related combined statements of income, invested equity, and cash flows for the year then ended; and in our report dated May 10, 2006 (June 15, 2006 as to the effects of the restatement discussed in Note 22), we expressed an unqualified opinion (which included an explanatory paragraph relating to the Company being comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant, as discussed in Note 1 to the combined financial statements and the restatement of the combined balance sheets, the combined statements of income and invested equity and the combined statements of cash flows as discussed in Note 22 to the combined financial statements) on those combined financial statements.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 17, 2006

WYNDHAM WORLDWIDE BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues
Vacation ownership interest sales	$377	$345	$685	$626
Service fees and membership	341	314	696	648
Franchise fees	134	111	243	200
Consumer financing	70	55	135	109
Other	33	42	66	79

Net revenues	955	867	1,825	1,662

Expenses
Operating	369	298	700	577
Cost of vacation ownership interests	80	85	147	154
Marketing and reservation	194	164	368	318
General and administrative	141	110	254	220
Provision for loan losses	–	28	–	52
Separation costs	5	–	8	–
Depreciation and amortization	36	33	70	65

Total expenses	825	718	1,547	1,386

Operating income	130	149	278	276
Interest expense, net	11	1	9	3

Income before income taxes	119	148	269	273
Provision for income taxes	44	59	101	54

Income before cumulative effect of accounting change	75	89	168	219
Cumulative effect of accounting change, net of tax	–	–	(65)	–

Net income	$75	$89	$103	$219

Pro forma earnings per common share
Basic	$0.37	$0.44	$0.51	$1.09

See Notes to Combined Condensed Financial Statements.

WYNDHAM WORLDWIDE BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED BALANCE SHEETS
(In millions)
(Unaudited)

	Cendant
	Dividend
	Pro Forma
	June 30,	June 30,	December 31,
	2006	2006	2005

Assets
Current assets:
Cash and cash equivalents	$148	$148	$99
Trade receivables, net	391	391	371
Vacation ownership contract receivables, net	245	245	239
Inventory	503	503	446
Deferred income taxes	73	73	84
Due from Cendant, net	1,229	1,229	1,125
Other current assets	333	333	204

Total current assets	2,922	2,922	2,568

Long-term vacation ownership contract receivables, net	1,876	1,876	1,835
Non-current inventory	311	311	190
Property and equipment, net	791	791	718
Goodwill	2,664	2,664	2,645
Trademarks	630	630	580
Franchise agreements and other intangibles, net	418	418	412
Other non-current assets	237	237	219

Total assets	$9,849	$9,849	$9,167

Liabilities and Invested Equity
Current liabilities:
Current portion of long-term debt:
Securitized vacation ownership debt	$210	$210	$154
Other	207	207	201
Accounts payable	344	344	239
Deferred income	546	546	271
Accrued expenses and other current liabilities	484	484	430
Dividends payable to Cendant	1,360	–	–

Total current liabilities	3,151	1,791	1,295

Long-term debt:
Securitized vacation ownership debt	1,018	1,018	981
Other	754	754	706
Deferred income taxes	814	814	823
Deferred income	265	265	262
Other non-current liabilities	67	67	67

Total liabilities	6,069	4,709	4,134

Commitments and contingencies (Note 9)

Invested equity:
Parent Company’s net investment	3,655	5,015	4,925
Accumulated other comprehensive income	125	125	108

Total invested equity	3,780	5,140	5,033

Total liabilities and invested equity	$9,849	$9,849	$9,167

See Notes to Combined Condensed Financial Statements.

WYNDHAM WORLDWIDE BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Operating Activities
Net income	$103	$219
Cumulative effect of accounting change	65	–

Income before cumulative effect of accounting change	168	219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	65
Provision for loan losses	117	53
Change in estimated recoveries	(54)	–
Deferred income taxes	21	(125)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	13	(44)
Principal collection of vacation ownership contract receivables	338	306
Origination of vacation ownership contract receivables	(566)	(512)
Inventory	(73)	(28)
Accounts payable, accrued expenses and other current liabilities	79	226
Deferred income	112	24
Other, net	(24)	(19)

Net cash provided by operating activities	201	165

Investing Activities
Property and equipment additions	(70)	(51)
Net assets acquired, net of cash acquired, and acquisition-related payments	(62)	(10)
Net intercompany funding (to) from parent	(110)	15
Increase in restricted cash	(34)	(12)
Other, net	(7)	9

Net cash used in investing activities	(283)	(49)

Financing Activities
Proceeds from borrowings	464	350
Principal payments on borrowings	(335)	(291)
Other, net	1	–

Net cash provided by financing activities	130	59

Effect of changes in exchange rates on cash and cash equivalents	1	(16)

Net increase in cash and cash equivalents	49	159
Cash and cash equivalents, beginning of period	99	94

Cash and cash equivalents, end of period	$148	$253

Supplemental Disclosure of Cash Flow Information
Interest payments	$34	$29
Income tax payments, net	12	16
See Notes to Combined Condensed Financial Statements.

WYNDHAM WORLDWIDE BUSINESSES OF CENDANT CORPORATION
COMBINED CONDENSED STATEMENT OF INVESTED EQUITY
(In millions)
(Unaudited)

		Accumulated
	Parent	Other	Total
	Company’s	Comprehensive	Invested
	Net Investment	Income	Equity

Balance as of January 1, 2006	$4,925	$108	$5,033
Comprehensive income:
Net income	103	–
Currency translation adjustment, net of tax of ($27)	–	16
Unrealized gains on cash flow hedges	–	1

	103	17
Total comprehensive income			120
Dividends paid to Cendant	(13)	–	(13)

Balance as of June 30, 2006	$5,015	$125	$5,140

See Notes to Combined Condensed Financial Statements.

WYNDHAM WORLDWIDE BUSINESSES OF CENDANT CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The Wyndham Worldwide businesses of Cendant Corporation (“Wyndham”), represent a combined reporting entity comprised of substantially all of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant Corporation (collectively, the “Company”). On October 23, 2005, Cendant Corporation’s Board of Directors preliminarily approved a plan to separate Cendant Corporation (“Cendant”) into four independent, publicly traded companies—one each for Cendant’s Hospitality Services (including Timeshare Resorts), Real Estate Services, Travel Distribution Services and Vehicle Rental businesses. On April 24, 2006, Cendant announced a modification to its previously announced separation plan to also explore the possible sale of the travel distribution services business. On June 30, 2006, Cendant entered into a definitive agreement to sell the travel distribution services business for $4,300 million in cash. Upon completion of the sale, the net cash proceeds will be utilized in part to reduce the indebtedness incurred by the Company in connection with the separation and utilized to satisfy certain outstanding Cendant corporate indebtedness. The amount and timing of such reduction depends, in large part, on the timing of the completion of the sale of the travel distribution services business and on the ultimate amount of proceeds received by the Company realized in such a sale. See Note 14—Subsequent Events for further details.

On July 31, 2006, Cendant distributed all of the shares of the Company’s common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). The Separation was effective on July 31, 2006. During the three and six months ended June 30, 2006, the Company incurred costs of $5 million and $8 million, respectively, in connection with executing the Separation, consisting primarily of legal, accounting, other professional, consulting and advisory fees and various employee costs.

The accompanying Combined Condensed Financial Statements include the accounts and transactions of Wyndham, the entities in which Wyndham directly or indirectly has a controlling financial interest and various entities in which Wyndham has investments recorded under the equity method of accounting. The accompanying Combined Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Combined Condensed Financial Statements.

The Company’s combined results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal and treasury services, certain employee benefits and real estate usage for common space have been allocated by Cendant to the Company based on forecasted revenues or usage. Management believes such allocations are reasonable. However, the associated expenses recorded by the Company in the Combined Condensed Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented. Following the separation and distribution from Cendant, the Company will perform these functions using internal resources or purchased services, certain of which may be provided by Cendant or one of the separated companies during a transitional period pursuant to the Transition Services Agreement. Refer to Note 13—Related Party Transactions for a detailed description of the Company’s transactions with Cendant and its affiliates.

In presenting the Combined Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Combined Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2005 Combined Financial Statements in its Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 12, 2006 (“Information Statement”).

Unaudited Pro Forma Balance Sheet for Cendant Dividend

In connection with the separation from Cendant, the Company entered into a $300 million term loan facility, an $800 million interim term facility and a $900 million revolving credit facility. Shortly before the distribution, the Company intends to utilize the full capacity under these facilities with the exception of $50 million in letters of credit to be issued and $590 million available to provide liquidity for additional letters of credit and for working capital and ongoing corporate needs. Historically, Cendant has borrowed funds under Cendant's existing asset-linked facility for the benefit of the Company's vacation ownership business. As of June 30, 2006, Cendant's borrowings outstanding under Cendant's asset-linked facility were $600 million; all of which were attributable to the Company's business, and were accordingly included in the Company's balance sheet as of that date. However, Cendant is the borrower under the facility and is consequently obligated to repay the outstanding balance. Therefore, the Company intends to transfer the proceeds of $1,360 million to Cendant, which will permit Cendant to repay the $600 million balance of the asset-linked facility. The remaining proceeds of the borrowings are expected to be transferred to Cendant solely for the purpose of permitting Cendant to repay other of its corporate indebtedness. The accompanying unaudited pro forma balance sheet as of June 30, 2006 gives effect to the $1,360 million dividend to be paid to Cendant.

Business Description

The Company operates in the following business segments:

—	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of upscale branded hotels.

—	Vacation Exchange and Rental—provides vacation exchange products and services to owners of intervals of vacation ownership interests and markets vacation rental properties primarily on behalf of independent owners.

—	Vacation Ownership—markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Throughout the Notes to the Combined Condensed Financial Statements, Cendant’s Real Estate Services business is referred to as Realogy or the Real Estate Services business and Cendant’s Travel Distribution Services business is referred to as Travelport or the Travel Distribution Services business.

Changes in Accounting Policies during 2006

Vacation Ownership Transactions. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” in connection with the issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 provides guidance on revenue recognition for vacation ownership transactions, accounting and presentation for the uncollectibility of vacation ownership contract receivables, accounting for costs of sales of vacation ownership interests and related costs, accounting for operations during holding periods, and other transactions associated with vacation ownership operations.

The Company’s revenue recognition policy for vacation ownership transactions has historically required a 10% minimum down payment (initial investment) as a prerequisite to recognizing revenue on the sale of a vacation ownership interest. SFAS No. 152 requires that the Company consider the fair value of certain incentives provided to the buyer when assessing whether such threshold has been achieved. If the buyer’s investment has not met the minimum investment criteria of SFAS No. 152, the revenue associated with the sale of the vacation ownership interest and the related cost of sales and direct costs are deferred until the buyer’s commitment satisfies the requirements of SFAS No. 152. In addition, certain costs previously included in the Company’s percentage-of-completion calculation prior to the adoption of SFAS No. 152 are now expensed as incurred rather than deferred until the corresponding revenue is recognized.

SFAS No. 152 requires the Company to record the estimate of uncollectible vacation ownership contract receivables at the time a vacation ownership transaction is consummated as a reduction of net revenue. SFAS No. 152 also requires a corresponding adjustment to cost of sales and inventory to reflect the reduction of revenue for estimated uncollectibles. Prior to the adoption of SFAS No. 152, the Company recorded such provisions within operating expense on the Combined Condensed Statements of Income.

SFAS No. 152 also requires that revenue in excess of costs associated with the rental of unsold units be accounted for as a reduction to the carrying value of vacation ownership inventory (which reduces the cost of such inventory when it is sold) and that costs in excess of revenues associated with the rental of unsold units be charged to expense as incurred. Prior to the adoption of SFAS No. 152, rental revenues and expenses were separately recorded in the Combined Condensed Statements of Income.

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million during first quarter 2006 as a cumulative effect of an accounting change, which consisted of a pre-tax charge of $105 million representing the deferral of revenue and costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006, the recognition of certain expenses that were previously deferred and an associated tax benefit of $40 million. There was no impact to cash flows from the adoption of SFAS No. 152.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s Combined Condensed Financial Statements.

Stock-Based Compensation. On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the prospective transition method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, Cendant has recorded stock-based compensation expense for all employee stock awards that were granted or modified subsequent to December 31, 2002. At the time of separation, Cendant anticipates converting a portion of its outstanding equity awards into equity awards of the Company (see Note 11—Stock-Based Compensation).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS No. 123(R) on January 1, 2006, as required by the Securities and Exchange Commission, under the modified prospective application method. Because the Company was allocated stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123(R), the adoption of such standard did not have a material impact on the Company’s results of operations.

Recently Issued Accounting Pronouncements

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 will become effective for the Company on January 1, 2007. The Company believes that the adoption of SFAS No. 156 will not have a material impact on its Combined Condensed Financial Statements.

Variability to Be Considered in Applying FASB Interpretation No. 46(R). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46R-6”). FIN 46R-6 addresses certain implementation issues related to FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (“VIE”), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such “reconsideration event” occurs and for any new entities created.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on January 1, 2007 as required and is currently evaluating the impact of such adoption on its financial statements.

2.	Pro Forma Earnings Per Share

The computation of pro forma basic earnings per share (“EPS”) is based on the Company’s net income divided by the pro forma basic weighted average number of common shares. On July 31, 2006, the separation from Cendant Corporation was completed in a tax-free distribution to the Company’s stockholders of one share of Wyndham Worldwide Corporation common stock for every five shares of Cendant Corporation common stock held on July 21, 2006. As a result on July 31, 2006, the Company had 200,362,113 shares of common stock outstanding and this share amount is being utilized to calculate pro forma earnings per share for all periods presented.

The following table sets forth the computation of pro forma basic EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Income before cumulative effect of accounting change	$75	$89	$168	$219
Cumulative effect of accounting change	—	—	(65)	—

Net income	$75	$89	$103	$219

Pro forma basic weighted average shares outstanding	200.4	200.4	200.4	200.4

Pro forma earnings per share:
Income before cumulative effect of accounting change	$0.37	$0.44	$0.84	$1.09
Cumulative effect of accounting change	—	—	(0.32)	—

Net income	$0.37	$0.44	$0.51	$1.09

No diluted earnings per share is presented as the conversion of the existing Cendant awards into Wyndham awards occurred after June 30, 2006 and no common stock of Wyndham was traded prior to June 30, 2006. However, based upon the opening share price of $33.45 on August 1, 2006, the pro forma dilutive effect of these awards at June 30, 2006 is estimated to be approximately 3 million shares.

The Company issued approximately 24 million stock options and approximately 2 million Restricted Stock Units (“RSUs”) upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. See Note 14—Subsequent Events—Separation from Cendant for further details.

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $79 million to the key employees and senior officers of Wyndham in the form of RSUs and SARs, which were converted into the equity awards relating to Wyndham’s common stock on the day of separation from Cendant. The majority of the awards will vest ratably over a period of four years, while a small portion will vest ratably over three years. See Note 14 — Subsequent Events for further detail.

3.	Acquisition

On April 7, 2006, the Company completed the acquisition of the Baymont Inn & Suites brand and system of 115 independently owned franchised properties for approximately $60 million in cash. The purchase price was allocated to trademarks and franchise agreements, which were assigned to the Company’s Lodging segment. In addition, in April 2006, following the closing of the acquisition, the Company announced its intent to consolidate the AmeriHost-branded properties with its newly acquired Baymont-branded properties to create a more significant midscale brand.

4.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,664			$2,645

Trademarks	$630			$580

Amortized Intangible Assets
Franchise agreements	$595	$230	$365	$573	$220	$353
Other	165	112	53	161	102	59

	$760	$342	$418	$734	$322	$412

The changes in the carrying amount of goodwill are as follows:

		Goodwill	Adjustments
	Balance at	Acquired	to Goodwill		Foreign
	January 1,	during	Acquired		Exchange and		Balance at
	2006	2006	during 2005		Other		June 30, 2006

Lodging	$241	$–	$3	(a)	$–		$244
Vacation Exchange and Rental	1,082	–	–		15	(b)	1,097
Vacation Ownership	1,322	–	1		–		1,323

Total Company	$2,645	$–	$4		$15		$2,664

(a)	Relates to the acquisition of the Wyndham Hotels and Resorts brand (October 2005).
(b)	Primarily relates to foreign exchange translation adjustments.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Franchise agreements	$5	$4	$10	$8
Other	4	4	7	8

Total (*)	$9	$8	$17	$16

(*)	Included as a component of depreciation and amortization on the Company’s Combined Condensed Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2006, the Company expects related amortization expense for the remainder of 2006 to approximate $15 million and each of the five succeeding fiscal years to approximate $20 million.

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30,	December 31,
	2006	2005

Current vacation ownership contract receivables:
Securitized	$183	$180
Other	79	75

	262	255
Less: Allowance for loan losses	(17)	(16)

Current vacation ownership contract receivables, net	$245	$239

Long-term vacation ownership contract receivables:
Securitized	$1,307	$1,198
Other	797	758

	2,104	1,956
Less: Allowance for loan losses	(228)	(121)

Long-term vacation ownership contract receivables, net	$1,876	$1,835

The activity in the allowance for loan losses on vacation ownership contract receivables is as follows:

Amount

Allowance for loan losses as of January 1, 2006	$(137)
Provision for loan losses	(117)
Contract receivables written-off, net	92
Reclass of estimated recoveries due to adoption of SFAS No. 152	(83)

Allowance for loan losses as of June 30, 2006	$(245)

As a result of the adoption of SFAS No. 152 on January 1, 2006, the Company recorded a reclassification of $83 million of the vacation ownership interests to be recovered related to future defaulted contract receivables from the allowance for loan losses to inventory. In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $56 million and $117 million as a reduction of revenues, as well as corresponding adjustments to cost of sales and inventory of $26 million and $54 million, during the three and six months ended June 30, 2006, respectively. As a result, the net impact on the Combined Condensed Statement of Income was a reduction in operating income of $30 million and $63 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Combined Condensed Balance Sheets. The average interest rate on outstanding vacation ownership contract receivables was 12.9% and 13.1% as of June 30, 2006 and December 31, 2005, respectively.

6.	Inventory

Inventory consisted of:

	June 30,	December 31,
	2006	2005

Land held for VOI development	$81	$88
VOI construction in process	438	308
Completed inventory and vacation credits	295	240

Total inventory	814	636
Less: Current portion	503	446

Non-current inventory	$311	$190

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Combined Condensed Balance Sheets. The balance at June 30, 2006 includes the estimated value of inventory to be recovered on future defaulted contract receivables, which was reclassified from allowance for loan losses in accordance with the Company’s adoption of SFAS No. 152.

7.	Long-Term Debt and Borrowing Arrangements
      Long-term debt consisted of:

	June 30,	December 31,
	2006	2005

Securitized vacation ownership debt	$1,228	$1,135
Other:
Vacation ownership asset-linked debt	600	550
Bank borrowings:
Vacation ownership	111	113
Vacation rental	70	68
Vacation rental capital leases	145	139
Other	35	37

Total long-term debt	2,189	2,042
Less: Current portion	417	355

Long-term debt	$1,772	$1,687

      The Company’s outstanding debt as of June 30, 2006 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other	Total

Within 1 year	$210	$207	$417
Between 1 and 2 years	242	7	249
Between 2 and 3 years	476	7	483
Between 3 and 4 years	71	7	78
Between 4 and 5 years	52	617	669
Thereafter	177	116	293

	$1,228	$961	$2,189

As debt maturities are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The Company’s borrowing arrangements contain various combinations of restrictive covenants, including performance triggers and advance rates linked to the quality of the underlying assets, financial reporting requirements, restrictions on dividends, mergers and changes of control and a requirement that the Company generate at least $400 million of net income before depreciation and amortization, interest expense (other than interest expense relating to securitized vacation ownership borrowings), income taxes and minority interest, determined quarterly for the preceding twelve month period.

As of June 30, 2006, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Securitized vacation ownership debt (b)	$1,375	$1,228	$147
Other:
Vacation ownership asset-linked debt (c)	600	600	-
Bank borrowings:
Vacation ownership (d)	149	111	38
Vacation rental (e)	70	70	-
Vacation rental capital leases	145	145	-
Other	35	35	-

	$2,374	$2,189	$185

(a)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.
(b)	The outstanding debt is collateralized by approximately $1,624 million of underlying vacation ownership contract receivables and related assets.
(c)	The outstanding debt is collateralized by approximately $1,429 million of vacation ownership-related assets, consisting primarily of unsecuritized vacation ownership contract receivables and vacation ownership inventory.
(d)	The outstanding debt is collateralized by approximately $130 million of underlying vacation ownership contract receivables and related assets.
(e)	The outstanding debt is collateralized by approximately $103 million of land and related vacation rental assets.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $15 million and $29 million during the three and six months ended June 30, 2006, respectively, and $11 million and $20 million during the three and six months ended June 30, 2005, respectively, and is recorded within operating expenses on the Combined Condensed Statements of Income as the Company earns consumer finance income on the related securitized vacation ownership contract receivables.

Interest expense incurred in connection with the Company’s other debt amounted to $27 million and $39 million during the three and six months ended June 30, 2006, respectively, and $11 million and $20 million during the three and six months ended June 30, 2005, respectively, and is recorded within interest expense, net on the Combined Condensed Statements of Income.

8.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2005 differs from the statutory rate of 35% primarily as a result of a one-time increase in the tax basis of certain foreign assets. In March 2005, the Company entered into a foreign tax restructuring where certain of its foreign subsidiaries were considered liquidated for United States tax purposes. This liquidation resulted in a taxable transaction which resulted in an increase in the tax basis of the assets held by these subsidiaries to their fair market value and the recognition of a deferred tax benefit during first quarter 2005.

9.	Commitments and Contingencies

The Internal Revenue Service (“IRS”) is currently examining Cendant’s taxable years 1998 through 2002 of which the Company is included. Over the course of this audit, the Company and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business, the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation. To date, the Company and Cendant have not agreed to any IRS proposed adjustments related to these matters. Although the Company and Cendant believe there is appropriate support for the positions taken on the tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain tax positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company and Cendant believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company and Cendant’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company and Cendant believe the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. See

Note 14— Subsequent Events for further details related to the assumption of certain tax contingencies at the time of separation.

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property, and other commercial, employment and tax matters. Such matters include, but are not limited to, allegations that (i) the Company’s Fairfield subsidiary violated alleged duties to members of its internal vacation exchange program through changes made to its reservations and availability policies, which changes diminished the value of vacation ownership interests purchased by members; (ii) the Company’s TripRewards loyalty program infringes on third-party patents; (iii) the Company’s RCI Points exchange program, a global points-based exchange network that allows members to redeem points, is an unlicensed travel club and the unregistered sales of memberships in that program violate the Alberta Fair Trading Act; and (iv) the Company’s vacation ownership business alleged failure to perform its duties arising under its management agreements, as well as for construction defects and inadequate maintenance, which claims are made by property owners’ associations from time to time.

The Company believes that it has adequately accrued for its legal matters with a reserve of approximately $24 million, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its combined financial position or liquidity.

During the three and six months ended June 30, 2006, the Company recorded approximately $21 million of pretax expenses within general and administrative expenses related to an accrual for local foreign taxes at our European vacation rental operations and $11 million of interest expense related to such accrual.

10.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Accumulated
	Currency	Gains on	Other
	Translation	Cash Flow	Comprehensive
	Adjustments	Hedges, Net	Income

Balance, January 1, 2006, net of tax of $58	$107	$1	$108
Current period change	16	1	17

Balance, June 30, 2006, net of tax of $86	$123	$2	$125

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

11.	Stock-Based Compensation

As of June 30, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of separation, Cendant anticipates converting a portion of its outstanding equity awards into equity awards of the Company. The conversion will approximate one share of the Company’s common stock for every five shares of Cendant’s common stock. See Note 14— Subsequent Events for further detail.
Cendant Stock-Based Compensation Plans

Stock Options

Stock options granted by Cendant to its employees generally have a ten-year term, and those granted prior to 2004 vest ratably over periods ranging from two to five years. In 2004, Cendant adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determine the number of options that will ultimately vest and are based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of options that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four-year period, but cannot exceed 25% of the base award in each of the three years following the grant date. Cendant’s policy is to grant options with exercise prices at then-current fair market value.

Restricted Stock Units

RSUs granted by Cendant entitle the employee to receive one share of Cendant common stock upon vesting. RSUs granted in 2003 vest ratably over a four-year term. Subsequently, Cendant adopted performance and time vesting criteria for RSU grants. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of RSUs that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four-year period, but cannot exceed 25% of the base award in each of the three years following the grant date.

The activity related to Cendant’s RSU and stock option plans consisted of:

	Six Months Ended June 30, 2006

	RSUs		Options

		Weighted		Weighted
	Number of	Average	Number of	Average
	RSUs (c)	Grant Price	Options (d)	Excise Price

Balance at January 1, 2006	23	$20.65	129	$18.09
Vested/exercised (a)	(1)	13.90	(4)	10.44
Canceled	(1)	20.60	(5)	20.65

Balance at June 30, 2006 (b)	21 (e)	$20.95	120 (f)	$18.21

(a)	Stock options exercised during the six months ended June 30, 2006 had an intrinsic value of approximately $22 million.
(b)	As of June 30, 2006, Cendant’s outstanding “in the money” stock options and RSUs had aggregate intrinsic value of $208 million and $339 million, respectively. Aggregate unrecognized compensation expense related to outstanding stock options and RSUs amounted to $428 million as of June 30, 2006.
(c)	As a result of Cendant’s separation, approximately 11 million of the RSUs outstanding at June 30, 2006 are expected to convert into shares of the new companies based upon the pro rata market value of each new company. An additional 10 million RSUs are expected to be cancelled in connection with the separation.
(d)	Options outstanding as of June 30, 2006 have a weighted average remaining contractual life of 2.9 years and include 118 million exercisable options. As a result of Cendant’s separation, approximately 118 million of the options outstanding at June 30, 2006 are expected to be converted into options of the new publicly traded companies based upon the pro rata market value of each new publicly traded company.
(e)	As of June 30, 2006, approximately 6 million of the total RSUs outstanding in Cendant common stock related to RSUs granted to employees of the Company.

(f)	As of June 30, 2006, approximately 14 million of the total options outstanding in Cendant common stock related to options granted to employees of the Company.

Stock-Based Compensation Expense Allocated to the Company

During the three and six months ended June 30, 2006, Cendant allocated pre-tax stock-based compensation expense of $4 million and $11 million ($3 million and $7 million, after tax), respectively, to the Company compared to $5 million and $9 million ($3 million and $6 million, after tax) for the three and six months ended June 30, 2005. Such compensation expense relates only to the options and RSUs that were granted by Cendant to the Company’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the award. As Cendant measured its stock-based compensation expense using the intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $79 million to the key employees and senior officers of Wyndham in the form of RSUs and Stock Appreciation Rights (“SARs”), which were converted into the equity awards relating to Wyndham’s common stock on the day of separation from Cendant. The awards will vest ratably over a period of four years. Certain executive officers of Wyndham will receive a portion of their awards in the SARs, some of which will vest at the end of a three-year period (see Note 14 Subsequent Event— Separation from Cendant for detailed information).

12.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt) and income taxes, each of which is presented on the Company’s Combined Condensed Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,

	2006		2005

	Net		Net
	Revenues	EBITDA	Revenues	EBITDA

Lodging	$176	$53	$129	$47
Vacation Exchange and Rental	261	32	263	58
Vacation Ownership	518	84	473	76

Total Reportable Segments	955	169	865	181
Corporate and Other (*)	–	(3)	2	1

Total Company	$955	$166	$867	$182

(*)	Includes the elimination of transactions between segments.

The reconciliation of EBITDA to income before taxes is noted below:

	Three Months Ended
	June 30,

	2006	2005

EBITDA	$166	$182
Depreciation and amortization	36	33
Interest expense, net	11	1

Income before income taxes	$119	$148

	Six Months Ended June 30,

	2006		2005

	Net		Net
	Revenues	EBITDA	Revenues	EBITDA

Lodging	$320	$94	$241	$87
Vacation Exchange and Rental	543	109	549	144
Vacation Ownership	963	148	873	116

Total Reportable Segments	1,826	351	1,663	347
Corporate and Other (*)	(1)	(3)	(1)	(6)

Total Company	$1,825	$348	$1,662	$341

(*)	Includes the elimination of transactions between segments.

The reconciliation of EBITDA to income before taxes is noted below:

	Six Months Ended
	June 30,

	2006	2005

EBITDA	$348	$341
Depreciation and amortization	70	65
Interest expense, net	9	3

Income before income taxes	$269	$273

13.	Related Party Transactions

Due From Cendant, Net

The following table summarizes related party transactions occurring between the Company and Cendant:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Due from Cendant, beginning balance	$1,159	$628	$1,125	$661
Corporate-related functions	(24)	(22)	(49)	(44)
Income taxes, net	(21)	(63)	(73)	(168)
Net interest earned on amounts due from and to Cendant	11	7	21	12
Advances to Cendant, net	104	72	205	161

Due from Cendant, ending balance	$1,229	$622	$1,229	$622

Corporate-Related Functions

The Company is allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations include executive management, tax, accounting, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The Company was allocated $9 million and $17 million during the three and six months ended June 30, 2006, respectively, and $9 million and $18 million during the three and six months ended June 30, 2005, respectively, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Combined Condensed Statements of Income.

Cendant also incurs certain expenses on behalf of the Company. These expenses, which directly benefit the Company, are allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations include costs associated with insurance, information technology, revenue franchise audit, telecommunications and real estate usage for Company-specific space. The Company was allocated $15 million and $32 million during the three and six months ended June 30, 2006, respectively, and $13 million and $26 million during the three and six months ended June 30, 2005, respectively, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Combined Condensed Statements of Income.

The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for the Company to estimate for all historical periods presented, the actual level of expenses that would have been incurred had the Company been operating as a separate, stand-alone public company.

Related Party Agreements

The Company conducts the following business activities, among others, with Cendant’s other business units or newly separated companies, as applicable: (i) provision of access to hotel accommodation and vacation exchange and rental inventory to be distributed through Travelport; (ii) utilization of employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (iii) utilization of commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iv) utilization of corporate travel management services of Travelport; and (v) designation of Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. The majority of the related party agreement transactions were settled in cash.

Income Taxes, net

The Company is included in the consolidated federal and state income tax returns of Cendant. The net income tax payable to Cendant approximated $776 million and $703 million as of June 30, 2006 and December 31, 2005, respectively, and is recorded as a component of due from Cendant, net on the Combined Condensed Balance Sheets.

Net Interest Earned on Amounts Due from and to Cendant and Advances to Cendant, net

In the ordinary course of business, Cendant sweeps cash from the Company’s bank accounts and the Company maintains certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, totaling $2,005 million and $1,828 million as of June 30, 2006 and December 31, 2005, respectively. Certain of the advances between the Company and Cendant are interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest income of $11 million and $21 million during the three and six months ended June 30, 2006, respectively, and $7 million and $12 million during the three and six months ended June 30, 2005, respectively.

14.	Subsequent Events

Borrowing Facilities

On July 7, 2006, the Company entered into borrowing arrangements for a total of $2,000 million, comprised of a $900 million five-year revolving credit facility, a $300 million five-year term loan facility and an $800 million interim loan facility which is due in June 2007. The $900 million five-year revolving credit facility bears interest at LIBOR plus 55 basis points, in addition to a commitment fee of 10 basis points, and the pricing of each are dependent on the Company’s credit ratings. The $300 million five-year term loan facility and the $800 million interim loan facility each bear interest at LIBOR plus 55 basis points and the pricing of each are dependent on the Company’s credit ratings. The facilities have certain affirmative covenants including the maintenance of specific financial ratios.

Debt Draw Down and Dividend to Cendant

On July 27, 2006, the Company drew $1,360 million against the borrowing arrangement entered into on July 7, 2006. The Company also issued approximately $50 million in letters of credit, leaving approximately $590 million available to provide liquidity for additional letters of credit and for working capital and ongoing corporate needs. The proceeds received in connection with these borrowings (approximately $1,360 million) were immediately transferred to Cendant, who utilized $600 million of the borrowings to repay the approximately $600 million of borrowings outstanding at the time of the Company’s Separation under Cendant’s asset-linked facility relating to certain of the Company’s assets. The remaining proceeds (approximately $760 million) were transferred to Cendant solely for the purpose of permitting Cendant to repay other of its corporate indebtedness.

Securitization Facility

On July 11, 2006, the Company closed a series of notes payable secured by vacation ownership loans in the initial principal amount of $550 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. Approximately $500 million of the proceeds from these notes was used to reduce the principal and interest outstanding under a portion of the Company’s securitized vacation ownership debt, and the remaining proceeds will be used for general corporate purposes.

Transfer of Cendant Corporate Assets and Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant, Realogy and, if Travelport is not sold, Travelport. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we expect to assume and be responsible for 37.5% (or 30% if the sale of Travelport is not completed) of these Cendant liabilities. At Separation, the amount of liabilities expected to be assumed by the Company is approximately $589 million ($446 million if the sale of Travelport is not completed) related to tax matters, litigation matters, other liabilities and guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company will also provide a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, will be valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods. Following is a discussion of the liabilities on which the Company will issue guarantees:

—	Contingent litigation liabilities The Company will assume 37.5% (or 30% if the sale of Travelport is not completed) of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. Our indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits.

—	Contingent tax liabilities The Company will be liable for and will pay to Cendant the amount of taxes allocated to us pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed.

—	Cendant contingent and other corporate liabilities The Company will assume 37.5% (or 30% if the sale of Travelport is not completed) of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party, in each case to the extent incurred on the earlier of (1) the separation of Travelport, or (2) December 31, 2006.

—	Guarantee related to deferred compensation arrangements In the event that Cendant and/or Realogy (and/or, if Travelport is not sold, Travelport) are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we will guarantee such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). In the event that Travelport is sold, our guarantee of Cendant’s obligations would include certain deferred compensation obligations under specified plans for certain current and former officers of Travelport. This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors.

Transition Services Agreement

Prior to our separation from Cendant, the Company entered into a Transition Services Agreement with Cendant, Realogy and Travelport to provide for an orderly transition to being an independent company. Under the Transition Services Agreement, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the Transition Services Agreement may be provided by one of the separated companies following the date of such company’s separation from Cendant.

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $80 million to the key employees and senior officers of Wyndham in the form of RSUs and SARs, which were converted into the equity awards relating to Wyndham’s common stock on the day of separation from Cendant. The majority of the awards will vest ratably over a period of four years, while a small portion will vest ratably over 3 years.

Conversion of Cendant Equity Awards

Prior to the Separation, the Company’s employees were awarded stock-based compensation in the form of Cendant stock options and restricted stock units. Subsequent to the Separation, certain stock-based awards previously granted to the Company’s employees were converted into options and RSUs of the Company. The conversion of the stock-based compensation is expected to result in an increase in the fair value of the awards and, accordingly, a non-cash charge will be recorded.

At Separation, the Company issued approximately 24 million stock options and approximately 2 million RSUs upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards.

Acceleration of Vesting of Cendant Equity Awards

In connection with the distributions of all of the shares of common stock of Realogy and Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved a change to the date on which all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) will become fully vested. Such equity awards vested on August 15, 2006 rather than August 30, 2006 (which was the previous date upon which such equity awards were to vest). As a result of the acceleration of the vesting of these awards, the Company recorded additional compensation expense of approximately $45 million in August 2006, which is a non-cash charge.

Stock Repurchase Program

On August 17, 2006, the Company announced that its Board of Directors authorized a stock repurchase program that enables the Company to purchase up to $400 million of its common stock, subject to receipt of the proceeds it expects to receive from Cendant upon closing of the sale of Travelport. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Combined Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our Form 10 filed with the Securities and Exchange Commission on July 12, 2006. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
We are a global provider of hospitality products and services and operate our business in the following three segments:

—	Lodging— franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of our upscale branded hotels.

—	Vacation Exchange and Rental— provides vacation exchange products and services to owners of intervals of vacation ownership interests and markets vacation rental properties primarily on behalf of independent owners.

—	Vacation Ownership— markets and sells vacation ownership interests, or VOIs, to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.
Separation from Cendant
On October 23, 2005, the Board of Directors of Cendant preliminarily approved a plan to separate Cendant into four independent, publicly traded companies— one for each of Cendant’s Hospitality Services (including Timeshare Resorts), Real Estate Services, Travel Distribution Services and Vehicle Rental businesses. On April 24, 2006, Cendant announced that as an alternative to distributing shares of Travelport to Cendant stockholders, Cendant was also exploring the sale of Travelport. On June 30, 2006, Cendant entered into an agreement to sell Travelport to an affiliate of the Blackstone Group for $4,300 million in cash. Cendant expects the sale of Travelport to close in August 2006, subject to the satisfaction and/or waiver of certain conditions contained in the Travelport purchase agreement. On July 13, 2006, the Board of Directors of Cendant approved the distributions of all of the shares of common stock of Wyndham Worldwide and Realogy. On July 31, 2006, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was July 21, 2006 (the “Separation”). On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “WYN.” In connection with the plan of separation, it is expected that Cendant will change its name to Avis Budget Group, Inc.
Before our Separation from Cendant, we entered into a Separation and Distribution Agreement and several other agreements with Cendant and Cendant’s other businesses to effect the separation and distribution and provide a framework for our relationships with Cendant and Cendant’s other businesses after the separation. These agreements govern the relationships among us, Cendant, Realogy and Travelport subsequent to the completion of the separation plan and provide for the allocation among us, Cendant, Realogy and Travelport of Cendant’s assets, liabilities and obligations attributable to periods prior to our separation from Cendant. The Separation and Distribution Agreement, in particular, requires us to assume 37.5% (or 30% if the sale of Travelport is not completed in which case Travelport would assume 20%) of certain contingent and other corporate liabilities of Cendant or its subsidiaries which are not primarily related to our business or the businesses of Realogy, Travelport or Cendant’s Vehicle Rental business, and Realogy will assume 62.5% (or 50% if the sale of Travelport is not completed), of such contingent and other corporate liabilities. These contingent and other corporate liabilities of Cendant or its subsidiaries include liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, including (subject to certain exceptions), liabilities for taxes of Travelport for taxable periods through the date of the Travelport sale, (iii) certain litigation matters, (iv) generally any actions with respect to the separation plan and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation.
In connection with our separation, we entered into borrowing arrangements for a total of $2,000 million, which is comprised of a $300 million term loan facility, an $800 million interim loan facility and a $900 million revolving credit facility. On July 27, 2006, we drew $1,360 million against those facilities and issued approximately $50 million in letters of credit, leaving approximately $590 million available to provide liquidity for additional letters of credit and for working capital and ongoing corporate needs. Approximately $600 million of the proceeds received in connection with these borrowings were transferred to Cendant, who utilized the borrowings to repay the approximately $600 million of borrowings outstanding at the time of our separation under Cendant’s asset-linked facility relating to certain of our assets, while the remaining proceeds (approximately $760 million) were transferred to Cendant solely for the purpose of permitting Cendant to repay other of its corporate indebtedness. The Separation and Distribution Agreement provides for an adjustment in the amount of indebtedness we will incur in connection with our separation in the event that the sum of the borrowings transferred by us, Realogy and Travelport to Cendant, together with the cash at Cendant then available to be utilized to repay its corporate debt, is less than or more than the amount necessary to enable Cendant to repay its outstanding corporate indebtedness and, with respect to the amount transferred by Travelport, to repay other corporate obligations and to fund the actual and estimated cash expenses borne by Cendant relating to the separation (other than those primarily related to its Vehicle Rental business). We refer to these payments to be made by Cendant as the Separation Payments. For additional discussion of this arrangement, see “The Separation—Incurrence of Debt” in the Information Statement, as amended, filed with the Securities and Exchange Commission on July 12, 2006.
Following the completion of the sale of Travelport, Cendant will be obligated, pursuant to the Separation and Distribution Agreement, to contribute a significant portion of the net cash proceeds from such sale to us and Realogy. Assuming Cendant receives $4,300 million in gross cash proceeds from such sale and contributes to us approximately $760 million from such sale, the $1,360 million of initial indebtedness we incurred at the time of our separation would be reduced to approximately $600 million. The actual amount of our remaining indebtedness may be more or less than the amount provided above depending on various adjustments, including, without limitation, purchase price adjustments based on the levels of cash, working capital and certain other expenses at Travelport at the time of its sale and the application of sale proceeds that have priority over contributions to us. Following any such reduction of our indebtedness, if our Board of Directors deems it appropriate, we may incur additional debt and use the proceeds from such additional debt for general corporate purposes, such as to repurchase shares of our common stock.
Because we now conduct our business as an independent, publicly traded company, our historical financial information for such historical periods does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the periods presented. Therefore, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after July 31, 2006.
Prior to the Separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $9 million in both the three months ended June 30, 2006 and 2005 and $17 million and $18 million during the six months ended June 30, 2006 and 2005, respectively. In connection with the Separation, we have entered into an agreement with Cendant, Realogy and Travelport relating to the provision of various transitional services.

OPERATING STATISTICS
The following table presents our operating statistics for the three months ended June 30, 2006. See Results of Operations section for a discussion as to how the material operating statistics affected our business for the periods presented.

	Three Months Ended June 30,

	2006	2005	% Change

Lodging (a)
Weighted average rooms available (b)	531,000	512,000	4%
Number of properties (c)	6,440	6,380	1%
RevPAR (d)	$36.97	$31.91	16%

Vacation Exchange and Rental
Average number members (e)	3,327,000	3,185,000	4%
Annual dues and exchange revenue per member (f)	$130.37	$134.98	(3%	)
Vacation rental transactions (g)	310,000	309,000	–
Average price per vacation rental (h)	$692.63	$683.38	1%

Vacation Ownership
Gross vacation ownership interest sales (in millions) (i)	$390	$321	21%
Tours (j)	273,000	250,000	9%
Volume Per Guest (“VPG”) (k)	$1,426	$1,284	11%

(a)	The 2006 amounts include Wyndham Hotels and Resorts and Baymont Inn & Suites, which we acquired in October 2005 and April 2006, respectively. Therefore, the operating statistics for 2006 are not presented on a comparable basis to the 2005 operating statistics. On a comparable basis (excluding Wyndham Hotels and Resorts and Baymont from 2006 amounts), RevPAR would have increased 10% and weighted average rooms available would have decreased 3%.
(b)	Represents the weighted average number of hotel rooms available for rental for the period at lodging properties.
(c)	Represents the number of lodging properties operated under franchise and management agreements at the end of the period.
(d)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied for the period by the average rate charged for renting a lodging room for one day.
(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(g)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rental businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(h)	Represents the gross rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(i)	Represents gross sales of vacation ownership interests, including tele-sales upgrades, which is a component of upgrade sales.
(j)	Represents the number of tours taken by guests in our efforts to sell vacation ownership interests.

(k)	Represents revenue per guest and is calculated by dividing the gross vacation ownership interest sales, excluding tele-sales upgrades, which is a component of upgrade sales, by the number of tours.
RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.
EBITDA includes cost allocations from Cendant representing our portion of general corporate overhead. For both the three months ended June 30, 2006 and 2005, the amounts allocated were $9 million for such costs. For the six months ended June 30, 2006 and 2005, Cendant allocated $17 million and $18 million, respectively. Cendant allocates such costs to us based on a percentage of our forecasted revenues. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal and treasury services and certain employee benefits. The allocations are not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005
Our combined results are as follows:

	Three Months Ended June 30,

	2006	2005	Change

Net revenues	$955	$867	$88
Expenses	825	718	107

Operating income	130	149	(19)
Interest expense, net	11	1	10

Income before income taxes	119	148	(29)
Provision for income taxes	44	59	(15)

Net income	$75	$89	$(14)

During second quarter 2006, our net revenues increased $88 million (10%) principally due to (i) an $88 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) $35 million of incremental revenue generated by the acquisition of the Wyndham Hotels and Resorts brand, which was acquired in October 2005 and included in our results from that date forward; and (iii) a $15 million increase in net consumer financing revenues earned on vacation ownership contract receivables. These increases were partially offset by a decrease in revenues of $56 million as a result of the classification of the provision for loan losses as a reduction of revenues during the second quarter of 2006 in connection with the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). Total expenses increased $107 million (15%) principally reflecting (i) $37 million of expenses generated by the acquisition of the Wyndham Hotels and Resorts brand; (ii) a $35 million increase in organic operating expenses primarily related to additional commission expense resulting from increased VOI sales, increased costs related to the property management services that we provide at our vacation ownership business and increased volume-related expenses and staffing costs due to growth in our contact centers and vacation ownership business; (iii) a $21 million charge in second quarter 2006 related to local taxes payable to certain foreign jurisdictions; (iv) a $21 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses. These increases were partially offset by a decrease of $28 million in provision for loan losses and a decrease of $5 million in cost of vacation ownership interests. The $5 million decrease in cost of vacation ownership interests includes $49 million of increased cost of sales primarily associated with increased VOI sales more than offset by $54 million of estimated future inventory recoveries. Such decreases are the result of the reclassification of the provision for loan losses from expenses to net revenues and the reduction of cost of sales of inventory as a result of our adoption of SFAS No. 152.
Depreciation and amortization increased $3 million primarily due to the capital investments made during 2005. Interest expense, net increased $10 million in second quarter 2006 primarily as a result of interest on local taxes payable to certain foreign jurisdictions. Our effective tax rate decreased to 37% in second quarter 2006 from 40% in second quarter 2005 primarily due to lower state taxes.
As a result of these items, our net income decreased $14 million (16%) quarter-over-quarter.
Following is a discussion of the results of each of our reportable segments during the second quarter:

	Revenues			EBITDA

			%			%
	2006	2005	Change	2006	2005	Change

Lodging	$176	$129	36	$53	$47	13
Vacation Exchange and Rental	261	263	(1)	32	58	(45)
Vacation Ownership	518	473	10	84	76	11

Total Reportable Segments	955	865	10	169	181	(7)
Corporate and Other (a)	–	2	*	(3)	1	*

Total Company	$955	$867	10	166	182	(9)

Less: Depreciation and amortization				36	33
Interest expense, net				11	1

Income before income taxes				$119	$148

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging
Revenues and EBITDA increased $47 million (36%) and $6 million (13%), respectively, in second quarter 2006 compared with second quarter 2005, primarily due to the acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand.
The operating results of our lodging business reflect the acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand in October 2005, which contributed incremental revenues of $35 million and an EBITDA loss of $2 million to second quarter 2006 results. Included within the $35 million of revenues generated by the Wyndham Hotels and Resorts brand is approximately $28 million related to reimbursable expenses, which has no impact on EBITDA. The reamining increase in expenses generated by the Wyndham Hotels and Resorts brand is primarily due to incremental marketing expenses incurred to promote the Wyndham brand name. The operating results of our lodging business also reflect the acquisition of Baymont Inn and Suites which was acquired in April 2006 and contributed incremental revenues and EBITDA of $3 million and $2 million, respectively.
Apart from these acquisitions, revenues in our lodging business increased $9 million (8%) in second quarter 2006 primarily due to a $5 million (5%) increase in royalty, marketing and reservation fund revenues and a $4 million (43%) increase in revenues generated by our TripRewards loyalty program. The $5 million increase in royalty, marketing and reservation fund revenues was primarily driven by a 10% increase in RevPAR, partially offset by a 3% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the beneficial impact of management initiatives implemented in prior periods, such as the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance and (iii) the termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us. The 3% decrease in weighted average rooms available resulted from our termination of underperforming properties in 2005, as discussed above, the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreements. The weighted average rooms remained flat in second quarter 2006 versus first quarter 2006.
EBITDA further reflects an increase of approximately $3 million (4%) in operating, marketing and administrative expenses (excluding the impact of the acquisitions discussed above) primarily resulting from a $3 million increase in expenses used to fund marketing related initiatives for our TripRewards loyalty program.
Vacation Exchange and Rental
Revenues and EBITDA decreased $2 million (1%) and $26 million (45%), respectively, in second quarter 2006 compared with second quarter 2005, primarily reflecting a $6 million reduction in ancillary revenues, partially offset by a $3 million increase in net revenues from rental transactions and a $24 million increase in expenses, as discussed below.
Net revenues from rental transactions increased $3 million (3%) during second quarter 2006 primarily due to a 1% increase in the average price per rental and a less than 1% increase in rental transaction volume. Arrivals at our owned Landal GreenParks vacation sites grew 19% but the favorability was significantly offset by the continued weakness in France as a destination market. We also experienced decreased rental transaction volume in the second quarter at hurricane-zone resorts. However, bookings in July 2006 at hurricane-zone resorts were stronger, which we believe is an indication that our customers at such resorts are booking closer to their travel date. The increase in average price per rental was primarily due to the higher priced Easter holiday week in Europe, which dates occurred in second quarter 2006 as compared with first quarter 2005.
Annual dues and exchange revenues increased $1 million (1%) quarter-over-quarter due to a 4% increase in the average number of members, partially offset by a 3% reduction in the average annual dues and exchange revenues generated per member. Exchange volume increased 1% in total; however, points-based transactions represented 20% of the total exchange transactions in second quarter 2006 compared with 17% in second quarter 2005, representing a continued shift to more points-based exchanges. Since points are exchangeable for various other travel-related products and services as well as vacation stays for various lengths of time, points-based exchange activity will generally result in higher transaction volumes with lower average fees as compared to the standard one-week for one-week exchange activity in our RCI Weeks exchange program. We also experienced decreased exchange volume in the second quarter at hurricane-zone resorts. However, our exchange volume in July 2006 at hurricane-zone resorts was stronger in July, which we believe is an indication that our members at such resorts are booking closer to their travel date.
Ancillary revenues declined $6 million in second quarter 2006 primarily due to (i) lower travel service fee revenues as a result of lower rates in 2006 relating to an outsourcing agreement to provide services to third-party travel club members and (ii) decreased revenues from advertising, insurance and resort related activities.
EBITDA further reflects a quarter-over-quarter increase in expenses of $24 million (12%) primarily driven by (i) a $21 million charge in second quarter 2006 related to local taxes payable to certain foreign jurisdictions, (ii) $6 million of incremental expenses incurred for future revenue generation, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities and (iii) a $4 million increase in volume-related expenses, which was substantially comprised of higher reservation call center staffing costs to support member growth and increased call volumes. These increases were partially offset by (i) $4 million of reduced cost of sales on rentals of vacation stay intervals and (ii) a $3 million reduction in employee incentive program expenses in second quarter 2006.
Vacation Ownership
Revenues and EBITDA increased $45 million (10%) and $8 million (11%), respectively, in second quarter 2006 compared with second quarter 2005. The operating results reflect growth in vacation ownership sales and consumer finance income as well as the impact of the adoption of SFAS No. 152. The estimated impact of SFAS No. 152 on our second quarter 2006 results was a reduction to revenues and EBITDA of $46 million and $2 million, respectively.
Exclusive of the impact of SFAS No. 152, net sales of VOIs at our vacation ownership business increased by an estimated $81 million (24%) in second quarter 2006 principally driven by an 11% increase in VPG and a 9% increase in tour flow. VPG benefited from higher pricing and tour flow was positively impacted by the continued development of the Company’s in-house sales programs.
In addition, revenues and EBITDA increased $15 million and $10 million, respectively, in second quarter 2006 due to incremental net interest income earned on contract receivables primarily due to growth in the portfolio. Revenue and EBITDA comparisons were also negatively impacted by $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans. In addition, during second quarter 2006, we recognized $6 million of incremental property management revenue primarily as a result of growth in the number of units under management.
EBITDA further reflects an increase of approximately $77 million (20%) in operating, marketing and administrative expenses, exclusive of the impact of SFAS No. 152, primarily resulting from (i) $26 million of increased cost of sales primarily associated with increased VOI sales, (ii) $21 million of additional commission expense associated with increased VOI sales, (iii) $12 million of incremental marketing expenses to support sales efforts, (iv) $7 million of increased costs related to the property management services discussed above, (v) $4 million of increased costs associated with the repair of one of our completed VOI resorts and (vi) $3 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business.
SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005
Our combined results are as follows:

	Six Months Ended June 30,

	2006	2005	Change

Net revenues	$1,825	$1,662	$163
Expenses	1,547	1,386	161

Operating income	278	276	2
Interest expense, net	9	3	6

Income before income taxes	269	273	(4)
Provision for income taxes	101	54	47

Income before cumulative effect of accounting change	168	219	(51)
Cumulative effect of accounting change, net of tax	(65)	–	(65)

Net income	$103	$219	$(116)

During the six months ended June 30, 2006, our net revenues increased $163 million (10%) principally due to (i) a $176 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) $66 million of incremental revenue generated by the acquisition of the Wyndham Hotels and Resorts brand, which was acquired in October 2005 and included in our results from that date forward; (iii) a $26 million increase in net consumer financing revenues earned on vacation ownership contract receivables; and (iv) a $10 million increase in royalty, marketing and reservation fund revenues, primarily due to a 10% increase in RevPAR, partially offset by a 4% decrease in weighted average rooms available. These increases were partially offset by a decrease in revenues of $117 million as a result of the classification of the provision for loan losses as a reduction of revenues during the second quarter of 2006 in connection with the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). Total expenses increased $161 million (12%) principally reflecting (i) $66 million of expenses generated by the acquisition of the Wyndham Hotels and Resorts brand; (ii) a $64 million increase in organic operating expenses primarily related to additional commission expense resulting from increased VOI sales, increased costs related to the property management services that we provide at our vacation ownership business and increased volume-related expenses and staffing costs due to growth in our contact centers and vacation ownership business; (iii) a $36 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; and (iv) a $21 million charge in second quarter 2006 related to local taxes payable to certain foreign jurisdictions. These increases were partially offset by a decrease of $52 million in provision for loan losses and a decrease of $7 million in cost of vacation ownership interests. The $7 million decrease in cost of vacation ownership interests includes $47 million of increased cost of sales primarily associated with increased VOI sales more than offset by $54 million of estimated future inventory recoveries. Such decreases are the result of the reclassification of the provision for loan losses from expenses to net revenues and the reduction of cost of sales of inventory as a result of our adoption of SFAS No. 152.
Depreciation and amortization increased $5 million primarily due to an increase in information technology capital investments made in 2005, a trend which has continued in 2006. Interest expense, net increased $6 million in 2006 primarily as a result of interest on local taxes payable to certain foreign jurisdictions, partially offset by increased capitalized interest at our vacation ownership business due to increased development of vacation ownership inventory. Our effective tax rate increased to 38% in the six months ended June 30, 2006 from 20% in the six months ended June 30, 2005 primarily due to the absence of a one-time tax benefit recognized in first quarter 2005 related to changes in tax basis differences in assets of foreign subsidiaries.
As a result of these items, our net income decreased $116 million (53%) during the six months ended June 30, 2006 compared to the same period in 2005.
Following is a discussion of the results of each of our reportable segments during the six months ended June 30:

	Revenues			EBITDA

			%			%
	2006	2005	Change	2006	2005	Change

Lodging	$320	$241	33	$94	$87	8
Vacation Exchange and Rental	543	549	(1)	109	144	(24)
Vacation Ownership	963	873	10	148	116	28

Total Reportable Segments	1,826	1,663	10	351	347	1
Corporate and Other (a)	(1)	(1)	*	(3)	(6)	*

Total Company	$1,825	$1,662	10	348	341	2

Less: Depreciation and amortization				70	65
Interest expense, net				9	3

Income before income taxes				$269	$273

(*)    Not meaningful.
(a)    Includes the elimination of transactions between segments.
Lodging
Revenues and EBITDA increased $79 million (33%) and $7 million (8%), respectively, in the six months ended June 30, 2006 compared with the same period in 2005, primarily due to the acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand.
The operating results of our lodging business reflect the acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand in October 2005, which contributed incremental revenues of $66 million to the six months ended June 30, 2006, but had no effect on EBITDA. Included within the $66 million of revenues generated by the Wyndham Hotels and Resorts brand is approximately $52 million related to reimbursable expenses, which has no impact on EBITDA. The remaining increase in expenses generated by the Wyndham Hotels and Resorts brand was primarily due to incremental marketing expenses incurred to promote the Wyndham brand name. The operating results of our lodging business also reflect the acquisition of Baymont Inn and Suites which was acquired in April 2006 and contributed incremental revenues and EBITDA of $3 million and $2 million, respectively.
Apart from these acquisitions, revenues in our lodging business increased $10 million (4%) in the six months ended June 30, 2006 primarily due to a $10 million (5%) increase in royalty, marketing and reservation fund revenues and a $7 million (48%) increase in revenues generated by our TripRewards loyalty program, partially offset by the absence of a $7 million gain recognized in the six months ended June 30, 2005 on the sale of a lodging-related investment. The $10 million increase in royalty, marketing and reservation fund revenues was primarily due to a 10% increase in RevPAR, partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy principally attributable to an improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the beneficial impact of management initiatives implemented in prior periods, such as the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance and (iii) the termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us. The 4% decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreements. The decrease in weighted average rooms occurred during first quarter of 2006.
EBITDA further reflects an increase of approximately $5 million (3%) in operating, marketing and administrative expenses (excluding the impact of the acquisitions discussed above) primarily resulting from a $7 million increase in expenses used to fund marketing related initiatives for our TripRewards loyalty program, partially offset by a $3 million reduction in incentive based compensation expense.
Vacation Exchange and Rental
Revenues and EBITDA decreased $6 million (1%) and $35 million (24%), respectively, in the six months ended June 30, 2006 compared with the same period in 2005, primarily reflecting an $8 million decline in ancillary revenues, partially offset by a $2 million increase in net revenues from rental transactions and a $29 million increase in expenses, as discussed below.
Net revenues from rental transactions increased $2 million (1%) during the six months ended June 30, 2006 primarily due to a 3% increase in rental transaction volume, partially offset by a 5% decrease in the average price per rental. The increase in rental transaction volume was primarily driven by increased rental demand for our vacation interval inventory from our existing RCI exchange members and 14% growth in arrivals at our owned Landal GreenParks vacation sites. However, such increased volume was significantly offset by the continued weakness in France as a destination market. We also experienced decreased rental transaction volume in 2006 at hurricane-zone resorts. However, bookings in July 2006 at hurricane-zone resorts were stronger, which we believe is an indication that our customers at such resorts are booking closer to their travel date. The increase in net revenues from rental transactions and the average price per rental includes the translation effects of foreign exchange movements, which unfavorably impacted rental revenues by $7 million and accounted for 4% of the total 5% reduction in the average price per rental.
Annual dues and exchange revenues remained relatively constant during the six months ended June 30, 2006 as compared to the same period in 2005. The impact on revenues from a 5% increase in the average number of members was offset by a 4% reduction in the average annual dues and exchange revenues generated per member. Exchange volume remained relatively constant in total; however, points-based transactions represented 19% of the total exchange transactions during the six months ended June 30, 2006 compared with 16% during the same period in 2005, representing a continued shift to more points-based exchanges. Since points are exchangeable for various other travel-related products and services as well as vacation stays for various lengths of time, points-based exchange activity will generally result in higher transaction volumes with lower average fees as compared to the standard one-week for one-week exchange activity in our RCI Weeks exchange program. We also experienced decreased exchange volume in 2006 at hurricane-zone resorts. However, our exchange volume was at hurricane-zone resorts stronger in July 2006, which we believe is an indication that our members at such resorts are booking closer to their travel date.
Ancillary revenues declined $8 million during the six months ended June 30, 2006 compared to the same period in 2005 primarily due to (i) lower travel service fee revenues as a result of lower rates in 2006 relating to an outsourcing agreement to provide services to third-party travel club members and (ii) decreased revenues from advertising and insurance related activities.
EBITDA further reflects an increase in expenses of $29 million (7%) primarily driven by (i) a $21 million charge in second quarter 2006 related to local taxes payable to certain foreign jurisdictions, (ii) $11 million of incremental expenses incurred for future revenue generation, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities, (iii) a $9 million increase in volume-related expenses, which was substantially comprised of higher reservation call center staffing costs to support member growth and increased call volumes and (iv) $4 million of costs primarily related to higher corporate overhead allocations. These increases were partially offset by (i) the favorable impact of foreign currency translation on expenses of $9 million, (ii) a $6 million reduction in employee incentive program expenses during 2006 and (iii) $3 million of cost savings due to efficiencies realized in 2006.
Vacation Ownership
Revenues and EBITDA increased $90 million (10%) and $32 million (28%), respectively, in the six months ended June 30, 2006 as compared with the same period in 2005. The operating results reflect growth in vacation ownership sales and consumer finance income as well as the impact of the adoption of SFAS No. 152. The estimated impact of SFAS No. 152 on our results for the six months ended June 30, 2006 was a reduction to revenues of $73 million and an increase to EBITDA of $10 million.

Exclusive of the impact of SFAS No. 152, net sales of VOIs at our vacation ownership business increased by an estimated $141 million (23%) in the six months ended June 30, 2006 principally driven by a 10% increase in VPG and an 8% increase in tour flow. VPG benefited from higher pricing and tour flow was positively impacted by the continued development of the Company’s in-house sales programs.
In addition, revenues and EBITDA increased $26 million and $16 million, respectively, in the six months ended June 30, 2006 due to incremental net interest income earned on contract receivables primarily due to growth in the portfolio. Revenue and EBITDA comparisons were also negatively impacted by the absence of $11 million of income recorded in second quarter 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans. In addition, during the six months ended June 30, 2006, we recognized $13 million of incremental property management fees primarily as a result of growth in the number of units under management.
EBITDA further reflects an increase of approximately $132 million (18%) in operating, marketing and administrative expenses, exclusive of the impact of SFAS No. 152, primarily resulting from (i) $45 million of increased cost of sales primarily associated with increased VOI sales, (ii) $33 million of additional commission expense associated with increased VOI sales, (iii) $18 million of incremental marketing expenses to support sales efforts, (iv) $12 million of increased costs related to the property management services discussed above, (v) $10 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (vi) $6 million of additional vacation ownership contract receivable provisions, and (vii) $4 million of increased costs associated with the repair of one of our completed VOI resorts.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005	Change

Total assets	$9,849	$9,167	$682
Total liabilities	4,709	4,134	575
Total invested equity	5,140	5,033	107
Total assets increased $682 million from December 31, 2005 to June 30, 2006 primarily due to (i) a $178 million increase inventory primarily related to vacation ownership inventories associated with increased property development activity, as well as the reclassification of the estimated value of inventory to be recovered on future defaulted contract receivables losses in accordance with our adoption of SFAS No. 152, a new accounting pronouncement related to vacation ownership interest transactions, (ii) a $129 million increase in other current assets primarily due to increased activity within our vacation ownership business and the adoption of SFAS No. 152, which resulted in the deferral of greater amounts of costs and revenues at June 30, 2006 compared to December 31, 2005, (iii) a $104 million increase in the receivable due from Cendant principally reflecting operating cash flows we advanced/provided to Cendant during 2006, (iv) a $73 million increase in property and equipment principally within our vacation ownership business associated with building and leasehold improvements and reclassifications as a result of our adoption of SFAS No. 152 and within our vacation exchange and rental businesses associated with construction in progress and (v) a $50 million increase in trademarks primarily related to the acquisition of Baymont Inn and Suites in April 2006. Total liabilities increased $575 million primarily due to (i) a $278 million increase in deferred income primarily due to increased activity within our vacation ownership business, the adoption of SFAS No. 152, as discussed above, and increased deferred revenue within our vacation exchange and rental business, (ii) $141 million of additional net borrowings by our vacation ownership business principally reflecting greater securitization of vacation ownership contract receivables and additional borrowings to support the development of vacation ownership properties, (iii) a $105 million increase in accounts payable resulting principally from amounts payable to property owners in connection with rental booking transactions for the peak vacation seasons and (iv) a $54 million increase in accrued expenses primarily due to local taxes payable to certain foreign jurisdictions and the related interest payable on such accrual within our vacation exchange and rental business and increased marketing accruals to promote growth in our businesses. Total invested equity increased $107 million principally due to $103 million of net income generated during the six months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables and the development of vacation ownership properties. In connection with our separation from Cendant, on July 27, 2006, we drew down $1,360 million under our new borrowing facilities and issued approximately $50 million in letters of credit. Our liquidity has been further augmented through available capacity under these new facilities and we believe that access to these facilities and our current and long-term liquidity vehicles will be sufficient to meet our ongoing needs.

CASH FLOWS
As of June 30, 2006 we had $148 million of cash and cash equivalents, a decrease of $105 million compared to the balance of $253 million at June 30, 2005. The following table summarizes such changes:

	Six Months Ended June 30, 2006

	2006	2005	Change

Cash provided by (used in):
Operating activities	$201	$165	$36
Investing activities	(283)	(49)	(234)
Financing activities	130	59	71
Effects of changes in exchange rate on cash and cash equivalents	1	(16)	17

Net change in cash and cash equivalents	$49	$159	$(110)

During the six months ended June 30 2006, we generated $36 million more cash from operating activities as compared to the same period in 2005. Such change principally reflects a net increase relating to deferred income taxes, partially offset by a decrease in operating results and greater working capital requirements (see “Results of Operations— Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005” for a detailed account of the change in our results of operations.)
During the six months ended June 30, 2006, we used $234 million more cash for investing activities as compared to the same period in 2005. The increase in cash outflows primarily relates to (i) a $125 million increase in intercompany funding provided to Cendant in the normal course of business resulting from Cendant sweeping cash from our bank accounts as the cash is generated from our operations, (ii) the completion of the previously announced acquisition of the Baymont brand and system of 115 franchised properties for approximately $60 million in cash, (iii) an increase of $22 million in restricted cash and (iv) an increase of $19 million in capital expenditures.
During the six months ended June 30, 2006, we generated $71 million more cash from financing activities as compared to the same period in 2005, which principally reflects incremental cash inflows from borrowings within our vacation ownership business during 2006 (see “Financial Obligations” for a detailed discussion.)
We intend to continue to invest in capital improvements and the development of our vacation ownership, vacation rental and mixed-use properties. In addition, we may seek to acquire additional franchise agreements, property management contracts and ownership interests in hotel or vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We anticipate spending approximately $180 million on capital expenditures in 2006. Capital expenditures in 2006 are expected to include (i) approximately $105 million to improve technology and maintain technological advantages, (ii) approximately $30 million on routine improvements, (iii) approximately $25 million for renovations and special projects and (iv) approximately $20 million for information technology systems resulting from or separation from Cendant. We also anticipate spending approximately $635 million relating to vacation ownership development projects in 2006. The majority of the expenditures required to complete our capital spending programs and vacation ownership development projects will be financed through available cash flow. Additional expenditures will be financed through general unsecured corporate borrowings. Our unused borrowing capacity of $590 million under our $900 million revolving credit facility is available to finance our capital spending programs.
In connection with our separation from Cendant, we expect to incur substantial costs, which are not reflected in our historical cash flow activity, to operate as a separate public company. Additionally, upon distribution of our common stock to Cendant stockholders, we expect to assume and be responsible for 37.5% (or 30% if the sale of Travelport is not completed) of certain Cendant corporate contingent and other liabilities, including those relating to unresolved legal matters. Subject to certain exceptions contained in the Tax Sharing Agreement, which is filed as an exhibit to our registration statement on Form 10, we are generally responsible for 37.5% (or 30% if the sale of Travelport is not completed) of taxes associated with shared federal, state and foreign income tax returns relating to periods ending on or prior to the separation. Wyndham Worldwide is solely responsible for all tax liabilities resulting from separate income tax returns filed by us or one of our subsidiaries. As such, although we cannot currently estimate the potential amount of these contingent liabilities, we may be required to make material cash payments to Cendant and/or third parties in the future that would impact our results of operations and financial condition. However, the actual amount that we may be required to record and pay under these arrangements could vary depending upon the outcome of any unresolved matters, which may endure for several years, and if any party responsible for all or a portion of such liabilities were to default on its obligation to pay certain costs or expenses related to any such liability. Additionally, we may be entitled to receive a portion of the benefits recognized by Cendant upon the positive resolution of certain unresolved Cendant matters.

FINANCIAL OBLIGATIONS
Indebtedness Prior to Separation
Our indebtedness consisted of:

	June 30,	December 31,
	2006	2005

Securitized vacation ownership debt	$1,228	$1,135
Other:
Vacation ownership asset-linked debt	600	550
Bank borrowings:
Vacation ownership	111	113
Vacation rental	70	68
Vacation rental capital leases	145	139
Other	35	37

	$2,189	$2,042

As of June 30, 2006, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity (a)	Borrowings	Capacity

Securitized vacation ownership debt (b)	$1,375	$1,228	$147
Other:
Vacation ownership asset-linked debt (c)	600	600	–
Bank borrowings:
Vacation ownership (d)	149	111	38
Vacation rental (e)	70	70	–
Vacation rental capital leases (f)	145	145	–
Other	35	35	–

	$2,374	$2,189	$185

(a)	Capacity is subject to maintaining sufficient assets to collateralize these secured obligations.
(b)	We also have access to an $800 million bank conduit facility, of which $653 million was drawn as of June 30, 2006, which we utilize to securitize vacation ownership contract receivables. This debt (including borrowings under the conduit) is collateralized by $1,624 million of underlying vacation ownership contract receivables and related assets.
(c)	As of June 30, 2006, these borrowings are collateralized by $1,429 million of vacation ownership-related assets, consisting primarily of unsecuritized vacation ownership contract receivables, vacation ownership inventory and restricted cash. These borrowings were repaid at the time of our separation.
(d)	These secured borrowings are collateralized by $130 million of underlying vacation ownership contract receivables and related assets.
(e)	This bank debt is collateralized by $103 million of land and related vacation rental assets.
(f)	These leases are recorded as capital lease obligations with corresponding assets classified within property, plant and equipment on the Combined Condensed Balance Sheets.
The available capacity under our new borrowing arrangements is as follows:

		Outstanding
		Borrowings
	Total	as of	Available
	Capacity	July 31, 2006	Capacity

Term loan facility	$300	$300	$–
Interim loan facility	800	800	–
Revolving credit facility	900	260	590	(*)

	$2,000	$1,360	$590

(*)	Our capacity under our revolving credit facility was further reduced by approximately $50 million for the issuance of letters of credit in addition to the outstanding borrowings shown above.
On July 11, 2006, we closed an additional series of notes payable from vacation ownership loans in the initial principal amount of $550 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the principal and interest outstanding under the conduit facility referenced above and the remaining proceeds will be used for general corporate purposes.
The interim loan facility ranks pari passu with our unsecured debt, except with respect to maturity as the interim facility has a one-year term and the revolving credit facility and term loan facility have five-year terms. Subject to market conditions, we intend to replace the interim loan facility in its entirety with a combination of senior unsecured medium-term, non-convertible, fixed and/or floating rate bonds. In the event the sale of Travelport is completed, we intend to use a portion of the proceeds contributed to us to pay down the interim facility; in addition, the receipt of such proceeds would likely result in our issuing a proportionally smaller amount of the bonds described above. The remainder of the proceeds from a sale of Travelport, if any, will be used to repay other debt.
The new facilities include affirmative covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitized Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing total Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Negative covenants in the new credit facilities include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the new credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permits our separation from Cendant).
Pro Forma Indebtedness Following Separation
The following table reflects our indebtedness (and related collateralizing assets) as of June 30, 2006 after giving pro forma effect to the borrowings in connection with our separation, which are described in more detail in the section entitled “Description of Material Indebtedness,” included in the information statement.

		(Adjust-			Reduction in
		ments) /			Borrowings
	As of	Planned			for	Travelport
	June 30,	Issuances/		Separation	Travelport	Sale
	2006	(Repayments)		Pro Forma	Sale	Pro Forma

Secured assets (a)	$3,412	$(1,429)		$1,983	$–	$1,983

Securitized vacation ownership debt	$1,228	$–		$1,228	$–	$1,228
Other:
Vacation ownership asset-linked debt	600	(600	)(b)	–	–	–
Bank borrowings
Vacation ownership	111	–		111	–	111
Vacation rental	70	–		70	–	70
Vacation rental capital leases	145	–		145	–	145

	$2,154	$(600)		$1,554	$–	$1,554
Unsecured debt:
Other	$35	$–		$35	$–	$35
Revolving credit facility	–	260	(c)	260	–	260
Term loan	–	300	(d)	300	–	300
Interim loan facility	–	800	(e)	800	(760)	40

	35	1,360		1,395	(760)	635

	$2,189	$760		$2,949	$(760)	$2,189

(a)	Represents the portion of vacation ownership contract receivables, other vacation ownership related assets, and other vacation exchange and rental assets that collateralize our outstanding secured obligations. The pro forma amount reflects a reduction associated with the repayment of the existing asset-linked facility of Cendant which resulted in the corresponding assets no longer being secured.
(b)	Represents the repayment of the asset-linked facility utilizing proceeds received in connection with the July 2006 borrowings.
(c)	Represents borrowings under a 5-year, $900 million revolving credit facility, which bears interest at LIBOR plus 55 basis points, in addition to a commitment fee of 10 basis points, each of which will be dependent on our credit ratings.
(d)	Represents unsecured term loans, which are due in 2011 and bear interest at LIBOR plus 55 basis points.
(e)	Represents the issuance of term loans, which are due in 2007 and bear interest at LIBOR plus 55 basis points, dependent on our credit ratings.
Our new borrowing facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers and certain sales of assets, limitations on liens, liquidations, and sale and leaseback transactions, and the maintenance of certain financial ratios. As of June 30, 2006, on a pro forma basis, we would have been in compliance with all the restrictive covenants including the required financial ratios. See “Description of Material Indebtedness,” in the information statement for a description of these restrictive covenants.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in the markets in which we operate. Our liquidity as it relates to our vacation ownership financings could be adversely affected if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain ratios, which may occur in certain instances if the credit quality of the underlying vacation ownership contract receivables deteriorates. Our ability to sell vacation ownership contract receivables depends on the continued ability of the capital markets to provide financing to the entities that buy the vacation ownership contract receivables.
After giving effect to the Separation, our syndicated credit facilities have been rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
SEASONALITY
We experience seasonal fluctuations in our gross revenues and net earnings from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from rental income earned from booking vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the second and third quarters than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.
CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods beginning on July 1st of each of the years set forth below:

	2006	2007	2008	2009	2010	Thereafter	Total

Debt (a)	$396	$249	$482	$77	$659	$291	$2,154
Unsecured debt (b)	21	1	1	1	11	–	35
Operating leases	34	27	20	16	13	21	131
Other purchase commitments (c)	406	72	14	10	5	9	516

Total	$857	$349	$517	$104	$688	$321	$2,836

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense.
(c)	Primarily represents commitments for the development of vacation ownership properties.
The following table summarizes our future contractual obligations for the twelve month periods beginning on July 1st of each of the years set forth below after giving pro forma effect to debt issuances/repayments discussed above in connection with the separation plan and the sale of Travelport. The table below does not include future cash payments related to (i) contingent payments that may be made to Cendant and/or third parties at a future date in connection with the arrangements described above, (ii) payments that may result from the transfer to us of certain assets by Cendant or assumption of certain Cendant liabilities by us in connection with the separation plan or (iii) the various guarantees described in Note 13 to our Annual Combined Financial Statements.

	2006	2007	2008	2009	2010	Thereafter	Total

Debt (a)	$396	$249	$482	$77	$59	$291	$1,554
Unsecured debt (b)	21	41	1	1	11	560	635
Operating leases	34	27	20	16	13	21	131
Other purchase commitments (c)	406	72	14	10	5	9	516

Total	$857	$389	$517	$104	$88	$881	$2,836

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	This table assumes that pro forma debt of $40 million will be due in 2007 and $560 million will be due after 2010. Excludes future cash payments related to interest expense. All $600 million of the unsecured debt that we issued is variable rate and the interest payments will ultimately be determined by the rates in effect during each period. The 2006 amounts do not include the then-outstanding balance of the asset-linked facility to Cendant which was repaid at the time of separation.
(c)	Primarily represents commitments for the development of vacation ownership properties.

In addition to the above and in connection with our Separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant, Realogy and Travelport. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we have assumed and are responsible for 37.5% (or 30% if the sale of Travelport is not completed) of these Cendant liabilities. Additionally, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We have also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon our separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on our balance sheet. Upon Separation, we recorded the incremental fair value of such guarantees in excess of the Cendant corporate liabilities assumed by the Company. Such amounts are subject to future adjustment as the probability of loss changes, if at all. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to our results of operations in future periods.
CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Combined Condensed Financial Statements should be read in conjunction with the audited Combined Financial Statements included in the Form 10 filed on July 12, 2006, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Since such date there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2006 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Controls Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The following litigation relates to Cendant’s Hospitality Services (including Timeshare Resorts) businesses, and pursuant to the Separation and Distribution Agreement, we have agreed to be responsible for all of the related costs and expenses.
Wendell and Sandra Grimes, et al. v. Fairfield Resorts, Inc., FairShare Vacation Owners Association, et al., No 6:05-CV-1061-ORL-22JGG (M.D. Fla.). This class action complaint was filed on July 19, 2005. It alleges, under a variety of legal theories, that the defendants violated their duties to the members of FairShare Plus through self-serving changes to the reservation and availability policies (including an affiliation with RCI), which diminished the value of the vacation ownership interests purchased by the members and rendered it more difficult for members to obtain reservations at their home resort. The complaint does not seek monetary damages in a specified amount, nor does it specify the form of injunctive or declaratory relief sought. Plaintiffs filed their motion for class certification on October 18, 2005, and defendants submitted their opposition on January 18, 2006. On April 26, 2006, the court heard oral argument but did not rule on the plaintiffs’ motion for class certification. On April 27, 2006, the court denied the plaintiffs’ motion for class certification. On May 11, 2006, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for an interlocutory review of the District Court’s April 27 order denying class certification. On May 15, 2006, the District Court ordered plaintiffs to file not later than May 31, 2006, an amended complaint which omits class action allegations. On or about May 31, 2006, plaintiffs filed an amended complaint omitting the class action allegations. On June 7, 2006, defendants moved to dismiss the amended complaint for lack of subject matter jurisdiction. On June 21, 2006, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiff’s petition for an interlocutory review of the District Court’s April 27 order. On July 14th, 2006, the U.S. District Court granted defendants’ motion to dismiss the amended complaint for lack of subject matter jurisdiction. On August 8th, 2006 plaintiffs filed a notice of final appeal before the Eleventh Circuit Court of Appeals.
Source v. Cendant Corporation, No. 2-05CV-347 (E.D. Tex.). Source, Inc., which we refer to as Source, filed suit against Cendant on July 28, 2005. Source alleges infringement of four patents related to Source’s “centralized consumer cash value accumulation system for multiple merchants.” Source alleges that Cendant Hotel Group, Inc.’s TripRewards program infringes upon Source’s guest loyalty system. Source seeks monetary damages and injunctive relief. While the parties have discussed a nuisance value settlement, Cendant has filed an answer and motion to stay the litigation pending reexamination of two of the patents by the Patent and Trademark Office. The motion for stay was granted, and the matter was stayed until April 2006. We applied for an extension of that stay, which Source opposed. The Court has lifted the stay. The parties have filed a joint motion to dismiss the matter without prejudice and have committed to exploring possible business solutions to the dispute.
In Re: Resort Condominiums International, LLC and RCI Canada, Inc., Nos. 040895898P1-01-001, 040895898P1-01-002, 040895898P1-01—003, 040895898P1-01—004, 040897266P1-06-001, 040897266P1-05-001 (Edmonton Provincial Court), Case Nos. 040895104P1-01-001, 040895104P1-01-002, 040895104P1-01-003, 040895104P1-01-004, 040895104P1-01-005, 040895104P1-01-006 (Canmore Provincial Court), Nos. 040897167P1-01-001, 04897167P1-02-001 (Calgary Provincial Court). Companion complaints were filed against Resort Condominium International, LLC and RCI Canada, Inc. in three Alberta jurisdictions on August 4, 2004 alleging that the RCI Points program is an unlicensed travel club and the unregistered sales of memberships in the program is a regulatory violation of the Alberta Fair Trading Act. The complaints seek statutory penalties. RCI’s defense is premised upon the fact that the RCI Points program simply provides a system to use accommodations currently owned by the vacation ownership consumer and is not a travel club, as defined in the statute, as it does not involve the future purchase of accommodations. Trial in the Calgary matter is currently scheduled for October 16 to October 20, 2006. Trial in the Edmonton matter is currently scheduled for February 26 to March 7, 2007. Trial has not yet been scheduled in the Canmore matter. RCI is attempting to consolidate the three matters for trial. Settlement talks between the Government and the co-defendant developer have reached an impasse. RCI is exploring whether the Government will voluntarily dismiss RCI from these matters.
Additionally, from time to time, we are involved in certain claims and legal actions arising in the ordinary course of our business, including: for our lodging business, (i) breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts and (ii) negligence claims asserted in connection with acts or occurrences at franchised or managed properties; for our vacation exchange and rental business, (i) breach of contract claims by both affiliates and members in connection with their respective agreements and (ii) negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business, (i) breach of contract, conflict of interest, fraud and consumer protection act claims by property owners’ associations, owners and prospective owners in connection with the sale of vacation ownership interests or the management of vacation ownership resorts, (ii) construction defect claims relating to vacation ownership units or resorts and (iii) negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, (i) bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy and

(ii) employment matters involving claims of discrimination and wage and hours claims. Although the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Any adverse outcome of such claims and legal actions, however, could have a material effect on our results of operations.
We cannot give any assurance as to the final outcome or resolution of these unresolved proceedings. An adverse outcome from certain unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.
In addition, pursuant to the Separation and Distribution Agreement, we agreed to be responsible for 37.5% (or 30% if the sale of Travelport is not completed) of certain contingent and other corporate liabilities (and related costs and expenses) related to Cendant litigation. See “Certain Relationships and Related Party Transactions—Litigation For Which We Have Assumed Liability Pursuant to the Separation and Distribution Agreement.”
Legal—Cendant Corporate Litigation
Pursuant to the Separation and Distribution Agreement we agreed to be responsible for 37.5% (or 30% if the sale of Travelport is not completed) of the contingent and other corporate liabilities (and related costs and expenses) related to the Cendant litigation described below.
After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the issuance of the Information Statement, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Approximately six lawsuits remain unresolved in addition to the matters described below.
In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.), which we refer to as the Securities Action, is a consolidated class action brought on behalf of all persons who acquired securities of Cendant and CUC, except the PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are Cendant; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, or Ernst & Young, CUC’s former independent accounting firm.
The Amended and Consolidated Class Action Complaint in the Securities Action alleges that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of Cendant and CUC because, as a result of accounting irregularities, Cendant’s and CUC’s previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of Cendant’s and CUC’s securities to be inflated artificially.
On December 7, 1999, Cendant announced that it had reached an agreement to settle claims made by class members in the Securities Action for approximately $2,850 million in cash plus 50% of any net recovery Cendant receives from Ernst & Young as a result of Cendant’s cross-claims against Ernst & Young as described below. This settlement received all necessary court approvals and was fully funded by Cendant on May 24, 2002.
On January 25, 1999, Cendant asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover, and recklessly disregarded, the accounting irregularities and is therefore liable to Cendant for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with Cendant, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, Cendant filed amended cross-claims against Ernst & Young asserting the same claims.
On March 26, 1999, Ernst & Young filed cross-claims against Cendant and certain of Cendant’s present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of Cendant’s financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with Cendant and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against Cendant asserting the same claims.

Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.), which we refer to as the ABI Actions, were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc., which we refer to as ABI, between January 27, 1998 and October 13, 1998. Named as defendants are Cendant, four former CUC officers and directors and Ernst & Young. The complaints in the ABI Actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after Cendant announced a cash tender offer for 51% of ABI’s outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, Cendant misstated its intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by Cendant. Plaintiffs seek, among other things, unspecified compensatory damages. On April 4, 2006, Cendant entered into an agreement to settle this matter for $22 million. A hearing to approve the settlement occurred on July 24, 2006 and the Court signed the Order approving the settlement on July 31, 2006.
The settlements and actions described above do not encompass six additional claims against Cendant relating to accounting irregularities. We cannot give any assurance as to the final outcome or resolution of these unresolved proceedings. An adverse outcome from certain unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.
We and Cendant are subject to income taxes in the United States and several foreign jurisdictions. The IRS is currently examining Cendant’s taxable years 1998 through 2002 during which our business was included in Cendant’s tax returns. Over the course of the audit, we and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business; the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC. To date, we and Cendant have not agreed to any IRS proposed adjustments related to these matters. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. We and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we and Cendant believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we and Cendant believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

Regulatory Proceedings
In the past, we have been subject to regulatory proceedings relating to the ADA. In the future, we may be subject to regulatory proceedings relating to the ADA or other regulatory regimes to which our businesses are subject, none of which we expect would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that such regulatory proceedings, or any future regulatory proceedings, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.
RISK FACTORS
You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors generally have been separated into three groups: (i) risks relating to the separation, (ii) risks relating to our business and (iii) risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties our company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.
Risks relating to the separation
We have no operating history as a separate public company, and our historical and pro forma financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results.
The historical and pro forma financial information included in this information statement does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future. Prior to our separation, our business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical and pro forma financial results reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as a separate publicly traded company.
We will be responsible for certain of Cendant’s contingent and other corporate liabilities.
Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we and Realogy will each assume and be responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs and expenses. However, in the event that the sale of Travelport is not completed, we, Realogy and Travelport will each assume and be responsible for 30%, 50% and 20%, respectively, of these contingent and other liabilities. More specifically, we generally will assume and be responsible for the payment of our share of (i) all taxes imposed on Cendant and certain other subsidiaries and (ii) certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to the earlier of (x) December 31, 2006 or (y) the date of the separation of Travelport from Cendant. These contingent and other corporate liabilities include liabilities relating to, arising out of or resulting from (i) certain of Cendant’s terminated or divested businesses, including among others, Cendant’s former PHH and Marketing Services (Affinion) businesses, (ii) liabilities relating to the Travelport sale, including, in general (but subject to certain exceptions), liabilities for taxes of Travelport for taxable periods through the date of the Travelport sale, (iii) the Securities Action, the PRIDES Action and the ABI Actions, (iv) generally any actions with respect to the separation plan or the distributions made or brought by any third party and (v) payments under certain identified contracts (or portions thereof) that were not allocated to any specific party in connection with the separation. However, in almost all cases, contingent and other corporate liabilities do not include liabilities that are specifically related to the business of one of the four separated companies which will be allocated 100% to the relevant company, including any liabilities related to the business disclosure in a separated company’s registration statement on Form 10 or similar disclosure document filed or distributed in connection with the separation plan. Assuming our separation from Cendant occurred on March 31, 2006 and the sale of Travelport is completed, we would have recorded liabilities of $321 million relating to our assumption of Cendant’s contingent and other corporate liabilities, which are reflected on our pro forma balance sheet. This amount does not reflect liabilities that may be required to be established in connection with the guarantees we expect to provide Cendant in connection with the separation. Any such liabilities, which could be material, will reflect the fair value of the guarantees, which is currently being determined.
If any party responsible for such liabilities were to default in its payment, when due, of any such assumed obligations related to any such contingent corporate liability, each non-defaulting party (including Avis Budget Group, Inc.) would be required to pay an equal portion of the amounts in default. Accordingly, we may, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such contingent and other corporate liabilities including associated costs and expenses.
Many lawsuits are currently outstanding against Cendant, some of which relate to accounting irregularities arising from some of the CUC International, Inc. business units acquired when HFS Incorporated merged with CUC to form Cendant. While Cendant has settled many of the principal lawsuits relating to the accounting irregularities, these settlements do not encompass all litigation associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. Although we will share any costs and expenses arising out of this litigation with Realogy (and with Travelport if the sale of Travelport is not completed), an adverse outcome from such unresolved proceedings or liabilities or other proceedings for which we have assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings in any given reporting period.
Additionally, Realogy (and not us) will act as the managing party and will manage and assume control of most legal matters related to the contingent and other corporate liabilities and assets of Cendant. Furthermore, assuming the sale of Travelport is completed, Realogy will have full control of most decisions relating to the settlement, resolution or disposition of most legal matters relating to contingent and other corporate liabilities (including certain tax-related matters) and assets and we will be responsible for 37.5% of any payments made in respect of such matters.
We cannot give you any assurance as to when or if the completion of the sale of Travelport will occur or the extent to which we will receive any cash proceeds from such sale to reduce our indebtedness.
Upon the completion of the sale of Travelport, we will have the right under the Separation and Distribution Agreement to receive a portion of the cash proceeds (after giving effect to certain tax liabilities and other expenses incurred by Cendant in connection with the sale and the repayment of any Travelport indebtedness) and we will have the obligation to use such cash proceeds to reduce our indebtedness. We cannot give you any assurance as to when or if the sale of Travelport will be completed. The completion of the sale of Travelport is subject to certain customary conditions precedent and some, including the receipt of requisite regulatory approvals and the absence of any material adverse effect with respect to Travelport, may be outside of Cendant’s and Travelport’s control. If the sale is not completed by December 31, 2006, all of the shares of common stock of Travelport will be distributed to Cendant’s stockholders rather than sold. In such an event, our expected indebtedness would not be reduced below approximately $1,360 million (as such amount may be adjusted as described elsewhere in this information statement) and the prevailing market price of our common stock may be materially adversely affected. The amount of our indebtedness that would be reduced is dependent upon the tax liabilities, expenses and Travelport debt repayments that may arise in connection with such a sale, the amounts of which are presently uncertain. Upon the completion of the sale of Travelport, our right to receive a portion of the proceeds is a contractual right under the Separation and Distribution Agreement and we may be required to take action to enforce our rights under the Separation and Distribution Agreement to receive all of the proceeds that we believe we are entitled to receive.
Risks relating to our business
The hospitality industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.
We may lose business, which would adversely affect our performance, if we cannot compete effectively in the highly competitive hospitality industry. Our continued success depends, in large part, upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have.
Our businesses face the following competitive risks, and if such risks materialize, the performance of our businesses may be adversely affected:

—	Competition in the hospitality industry may put pressure on our fees or prices and on our business model. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

—	Our competitors may offer contract terms that may result in our having to agree to contract terms that are less favorable to us than the terms under our current contracts. If our competitors offer more favorable terms than the terms that we currently offer under our existing contracts (for example, with our franchisees, with property owners for property management, with affiliates of our vacation exchange business, with owners of intervals that are exchanged through our vacation exchange business and with owners of accommodations for our vacation rental business), we cannot assure you that new contracts entered into, renewed or renegotiated in the future will be on terms that are as favorable to us as the terms of our current contracts. The terms of our new, renewed or renegotiated contracts will be influenced by the terms that our competitors are offering at the time we enter into such contracts.
The weakening or unavailability of our intellectual property rights could adversely affect our business.
The weakening or unavailability of our trademarks, trade dress and other intellectual property rights could adversely affect our business. Our intellectual property rights are fundamental to the brands that we use in all of our businesses, and we believe the strength of these brands gives us a competitive advantage. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, trade dress and other intellectual property rights. We use our intellectual property rights to protect the goodwill of our brand names, promote our brand name recognition, protect our proprietary technology and development activities, enhance our competitiveness and otherwise support our business goals and objectives. However, there can be no assurance that the steps we take to obtain, maintain and protect our intellectual property rights will be adequate. Our intellectual property rights may fail to provide us with significant competitive advantages, particularly in foreign jurisdictions that do not have, or do not enforce, strong intellectual property rights.
We are subject to operating or other risks common to the hospitality industry.
In addition to the other risks relating to our business identified in the “Risk Factors” section of this information statement, our business is subject to the following operating or other risks common to the hospitality industry:

—	changes in operating costs, including, but not limited to, energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

—	changes in desirability of geographic regions of the hotels or resorts that we franchise or manage, of the resorts with units that are exchanged through our vacation exchange business, of the properties we market for rental through our vacation rental business and of the resorts in which we sell vacation ownership interests;

—	increases in costs due to inflation that may not be fully offset by increases in room rates, annual vacation exchange membership dues and exchange fees for transactions, vacation rental fees and prices of vacation ownership interests;

—	the quality of the services provided by franchisees, our vacation exchange and rental business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation and therefore may adversely affect our results of operations;

—	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

—	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions, which could lead to excess supply compared to demand and therefore to decreases in hotel or resort occupancy and/or hotel or resort room rates;

—	changes in the number of hotels operating under franchise agreements and management agreements and changes in the occupancy rates achieved by hotels;

—	changes in the relative mix of franchised hotels in the various lodging industry price categories;

—	our ability to develop and maintain positive relations with current and potential franchisees, hotel owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rental business markets for rental;

—	competition for desirable sites for the development of vacation ownership properties and liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop;

—	taxation of guest loyalty program benefits that adversely affects the cost or consumer acceptance of loyalty programs; and

—	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

We may not be able to achieve our objectives for growth in the number of franchised and managed properties, vacation exchange members acquired, rental weeks sold and vacation ownership interests sold.
There can be no assurance that we will be successful in achieving our objectives for increasing the number of franchised and managed properties in our lodging business, the number of vacation exchange members acquired by our vacation exchange business, the number of rental weeks sold by our vacation rental business and the number of tours generated and vacation ownership interests sold by our vacation ownership business. The reasons we may not achieve our growth objectives include, but are not limited to:

—	our failure to introduce new branded offerings that gain market acceptance or to maintain the competitiveness of our existing brands;

—	our ability to enter into and maintain strategic arrangements;

—	the risks associated with entering new markets and the possible lack of demand for our products and services in such markets; and

—	our failure to secure required governmental permits.
Disruptions and other impairment of our information technologies and systems could adversely affect our business.
Any disruption or other impairment in our technology capabilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services for which there is no assurance of continued or uninterrupted availability and operational and maintenance support by the applicable third-party vendors on commercially reasonable terms. We cannot assure you that we will be able to continue to operate effectively and maintain our information technologies and systems.
In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. There can be no assurance that we will be able to replace existing technologies and systems or obtain or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, there can be no assurance that we will achieve the benefits anticipated or required from any new technology or system that we may seek to implement or that we will be able to devote financial resources to new technologies and systems in the future. In addition, our information technologies and systems are vulnerable to damage or interruption from various causes, including: (i) acts of God and other natural disasters, war and acts of terrorism; (ii) power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events; and (iii) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We maintain certain disaster recovery capabilities for critical functions in most of our businesses, including certain disaster recovery services from SunGard Data Systems Inc. and International Business Machines Corporation. We are also currently in the process of adding disaster recovery capabilities to our recently acquired franchise and management businesses of Wyndham Hotels and Resorts and portions of our vacation ownership business. However, there can be no assurance that these capabilities will successfully prevent a disruption to or material adverse effect on our businesses or operations in the event of a disaster or other business interruption. Any extended interruption in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.
Our international operations are subject to risks not generally experienced by our U.S. operations.
Our international operations are subject to risks not generally experienced by our U.S. operations, and if such risks materialize, our profitability may be adversely affected. Such risks include, but are not limited to:

—	exposure to local economic conditions;

—	potential adverse changes in the diplomatic relations of foreign countries with the United States;

—	hostility from local populations;

—	restrictions on the withdrawal of foreign investment and earnings;

—	government policies against businesses owned by foreigners;

—	investment restrictions or requirements;

—	diminished ability to legally enforce our contractual rights in foreign countries;

—	foreign exchange restrictions;

—	fluctuations in foreign currency exchange rates;

—	withholding and other taxes on remittances and other payments by subsidiaries; and

—	changes in and application of foreign taxation structures including value added taxes.
We are subject to risks from laws of various international jurisdictions that limit the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies, unless specified conditions have been met. In addition, we may incur substantial tax liabilities, which would adversely affect our profitability, if we repatriate any of the cash generated by our international operations back to the United States.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.
We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, employment and labor law, personal injury, death, property damage or other harm resulting from acts or omissions by individuals or entities outside of our control, including franchisees, property owners, resorts with units that are exchanged through our vacation exchange business and resorts in which we sell vacation ownership interests. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights.
We generally are not liable for the actions of our franchisees, owners and resorts with units that are exchanged through our vacation exchange business, and resorts in which we sell vacation ownership interests; however, there is no assurance that we would be insulated from liability in all cases.
We are subject to certain risks related to our indebtedness, our securitization of assets, the extension of credit by us and the cost and availability of capital.
In connection with our debt obligations or the securitization of certain of our assets, as applicable, we are subject to the following risks, among others:

—	the risk that cash flows from operations or available lines of credit will be insufficient to meet required payments of principal and interest of non asset-backed debt when due and the risk that we may default on the covenants in our debt agreements that we anticipate will limit our ability to, among other things, borrow additional money, sell assets or engage in mergers. If we cannot make our payments on our debt and we cannot refinance our debt or we are unable to comply with these covenants, we would be in default under our debt agreements. Unless any such default is waived by our lenders, the debt could become immediately payable, which could materially adversely affect us;

—	the risk that our leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, surety bonds required by regulators to protect funds of purchasers of vacation ownership interests pending deeding and resort completion (which surety bonds are required in lieu of escrowing all or a portion of purchaser funds), or other purposes, if required;

—	the risk that our leverage requires the dedication of a significant portion of our cash flows to the payment of our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

—	the risk that (to the extent we maintain floating rate indebtedness) interest rates increase; and

—	the risk that we may not be able to securitize our vacation ownership contract receivables because of, among other factors, the performance of the vacation ownership contract receivables, the market for vacation ownership loan-backed notes and asset-backed notes in general and the ability to insure the securitized vacation ownership contract receivables, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than our allowances for doubtful accounts.
The financial results of our vacation ownership business may be affected by the cost and availability of capital for the development or acquisition of vacation ownership resorts by us, for the financing of purchases of vacation ownership interests and for the renovation and maintenance of properties by vacation ownership resorts. The cost of capital affects the costs of developing or acquiring new properties because property owners generally have to borrow funds to develop or acquire new properties and affects the costs of renovation because property owners generally have to borrow funds to renovate properties.

The profitability of our vacation ownership business from our financing of customers’ purchases of vacation ownership interests may be adversely affected by interest rate risk and risks associated with customer default.
In connection with our vacation ownership business, we generally provide financing at a fixed interest rate for significant portions of the aggregate purchase prices of vacation ownership interests we sell to customers. If interest rates were to increase significantly, we may not increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the interest rate increase. As a result, the spread between our rate of borrowing and the interest rate we charge our customers would decrease, and such decrease would adversely affect our profitability from financing activities. Conversely, if interest rates were to decrease and remain at historically low levels for extended periods, the likelihood of early prepayments would increase as customers may seek alternative financing sources. If customers prepaid their loans and refinanced at lower interest rates, our profitability from financing activities would decrease.
Our principal source of funding cash requirements for the vacation ownership business is borrowing against and selling the vacation ownership contract receivables that arise from our financing of customers’ purchases of vacation ownership interests. When we finance the sale of a vacation ownership interest, we receive contract receivables at a fixed interest rate. We have revolving credit facilities under which we borrow against the vacation ownership contract receivables until the receivables qualify to be securitized. Once the vacation ownership contract receivables qualify to be securitized, we sell them and use the proceeds of the sales to repay our revolving credit facilities and, as a result of such repayment, replenish our ability to borrow under the revolving credit facilities to finance new vacation ownership contract receivables.
Our revolving credit facilities are, and are expected to continue to be, at variable interest rates. Any significant increase in interest rates on our borrowing against vacation ownership contract receivables or significant increase in prepayment rates on the current vacation ownership contract receivables could have a material adverse effect on the cost of borrowing under our credit facilities. Any adverse change in the securitization markets or significant declines in the credit qualities of our vacation ownership contract receivables could result in our having insufficient borrowing availability under our credit facilities to maintain our operations at current levels.
In addition, we face certain credit risks related to our consumer financing of vacation ownership interests. Purchasers of vacation ownership interests who finance a portion of the purchase price present a risk of default.
The average expected cumulative gross default rate of our portfolio of vacation ownership contract receivables is approximately 16.3%. The actual rate of such defaults may exceed our average expected cumulative gross default rate as a result of various factors, some of which are beyond our control, including general economic conditions. Consequently, the profitability of our vacation ownership business may be adversely affected. Despite the risk of default for purchasers of vacation ownership interests, we do not verify all potential purchasers’ credit histories prior to offering each potential purchaser the opportunity to finance a portion of the purchase price of the vacation ownership interests, but, in some instances, we obtain credits scores from potential purchasers who wish to obtain financing on more favorable terms. To reduce the potential adverse effect on Wyndham Worldwide caused by purchasers of vacation ownership interests who finance a portion of their purchases but subsequently default, we obtain security interests in the vacation ownership interests purchased by our customers, but the value we recover from the secured vacation ownership interests is not, in all instances, sufficient to cover the outstanding debt.
Our debt rating may suffer a downgrade, which may restrict our access to capital markets.
After giving effect to our separation, our unsecured senior credit rating is BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. As a result of global economic and political events or natural disasters, it is possible that the rating agencies may downgrade the rating and/or outlook for many of the companies in the hospitality industry, including our company, and a downgrade could increase our borrowing costs and therefore could adversely affect our financial results. In addition, it is possible that rating agencies may downgrade our rating and our outlook for the company based on our results of operations and financial condition. A downgrade in our credit rating could, in particular, increase our costs of capital under our credit facilities and the amounts of collateral required by our letters of credit. Pricing of any amounts drawn under our syndicated bank credit facilities includes a spread to LIBOR that increases as our ratings from Standard & Poor’s and Moody’s decrease. The amounts of collateral required by our letters of credit may increase as a result of a downgrade in our credit rating. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
We are subject to foreign currency exchange rate risk.
Changes in foreign currency exchange rates and in international monetary and tax policies could have a materially adverse effect on our business, results of operations and financial condition. We are subject to foreign currency exchange rate risk and risks associated with changes in international monetary and tax policies in connection with doing business abroad, principally in the United Kingdom, Western Continental Europe, South Africa, Mexico, Venezuela and Singapore. We may seek to mitigate our foreign exchange rate risk through strategic structuring of international business entities, swap agreements and borrowings denominated in foreign currencies, but we cannot assure that these strategies will be successful.
Several of our businesses are subject to extensive regulation, and the cost of compliance or failure to comply with such regulations may adversely affect our profitability.
The cost of compliance or failure to comply with the extensive regulations to which several of our businesses are subject may adversely affect our profitability. Our businesses are regulated by the states or provinces (including local governments) and countries in which our operations are conducted and in which our franchised and managed properties, resorts with units that are exchanged through our vacation exchange business, accommodations for our vacation rental business and resorts in which we sell vacation ownership interests are, in each case, located, marketed or sold. If we are not in substantial compliance with applicable laws and regulations, we may be subject to regulatory actions, fines, penalties and potential criminal prosecution. In addition, a significant number of purchasers of vacation ownership interests could have rescission rights, which could require us to return all funds received from rescinding purchasers in exchange for the return of their vacation ownership interests to us.
Our businesses are subject, for example, to privacy laws and regulations enacted in the United States and other jurisdictions around the world that govern the collection and use of personal data of our customers and our ability to contact our customers and prospective customers, including through telephone or facsimile. Our vacation ownership business, for example, is subject to U.S. federal privacy regulation, including the federal Telemarketing Sales Rule with its “do not call” and “do not fax” provisions, and state privacy regulations. Many states have laws and regulations regarding the sale of vacation ownership properties, such as real estate licensing laws, travel sale licensing laws, anti-fraud laws, telemarketing laws, telephone solicitation laws, including “do not call” and “do not fax” regulations and restrictions on the use of predictive dialers, prize, gift and sweepstakes laws, and labor laws. Violations of certain provisions of these laws may limit the ability of our vacation ownership business to market, sell and finance vacation ownership interests. In addition, our vacation ownership business could be subject to damages and administrative enforcement actions. Any of these results could adversely affect the profitability of our vacation ownership business. The United States and other jurisdictions are in the process of considering passing additional laws and regulations to protect the privacy of customers and prospective customers. In addition, our vacation ownership business is subject to risks arising from the requirement under Australian law that all persons conducting vacation ownership sales and marketing and vacation ownership club activities hold an Australian Financial Services License, which subjects holders to several rules and regulations. In light of these and any future laws and regulations, there can be no assurance that we will be able to continue to market our services efficiently and maintain our rate of sales growth.
Liability arising under environmental laws, ordinances and regulations may adversely affect the results of our vacation ownership business, and non-compliance with such laws, ordinances and regulations may subject us to penalties from environmental violations, and we would have to take whatever steps are necessary to achieve compliance. We may incur costs in connection with environmental clean-up if hazardous or toxic substances are found at resorts we own or manage or resorts we previously owned or managed or may acquire in the future. Under various federal, state and local laws, ordinances and regulations, the current or previous owner, manager or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, located on or in, or emanating from, such property, for related costs of investigation and property damage or for the cost of removal of underground storage tanks. Environmental laws, ordinances and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.
The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.
As a new reporting company under the Exchange Act, we will be subject to certain provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results and our ability to attract and retain qualified members of our Board of Directors or qualified executive officers. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. The failure to comply with Section 404, when we are required to comply, may result in investors’ losing confidence in the reliability of our financial statements, which may result in a decrease in the market value of our common stock, prevent us from providing the required financial information in a timely manner, which could materially and adversely impact our business, our financial condition and the market value of our common stock, prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

Seasonality of our businesses may cause fluctuations in our gross revenues and net earnings.
We experience seasonal fluctuations in our gross revenues and net earnings from our franchise and management fees, exchange fees for transactions, commission income earned from renting vacation properties and sales of vacation ownership interests. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters because of increased leisure travel during the summer months. Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned from booking vacation rentals to non-member customers is usually highest in the third quarter, when vacation rentals are highest. Revenues from sales of vacation ownership interests are generally higher in the second and third quarters than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.
Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by terrorism, acts of God or war, may adversely affect our financial condition and results of operation.
Declines in or disruptions to the travel industry may adversely affect our financial condition and results of operation. Our revenues and profits, and in turn our financial condition, may be significantly adversely affected by exogenous events that generally adversely affect the travel industry. Such events include terrorist incidents and threats (and heightened travel security measures instituted in response to such incidents and threats), acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters), war, bird flu and other pandemics, the financial instability of many of the air carriers, airline job actions and strikes, and increases in gas and other fuel prices. The occurrence or worsening of any of these types of events could result in a decrease in overall travel and consequently in a decrease in travel by non-local visitors to locations in which franchised and managed properties, resorts with units that are exchanged through our vacation exchange business, properties that are rented through our vacation rental businesses and resorts in which we sell vacation ownership interests have a presence. These types of events may also result in a general economic downturn, which may reduce the amount of discretionary spending that our customers have available for travel and vacations. In addition, from time to time, hurricanes or other adverse weather events may reduce the number of rooms available in our lodging business or the number of units available in resorts in which we exchange and sell intervals or interests, as applicable.
Our businesses may be adversely affected by a deterioration in general economic conditions or a weakening of one or more of the industries in which we operate.
A prolonged economic slowdown, significant price increases, adverse events relating to the travel and leisure industry and local, regional and national economic conditions and factors, such as unemployment, fuel prices, recession and macroeconomic factors, could hurt our operations and therefore adversely affect our results. The risks associated with our businesses are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased discretionary consumer and corporate spending. A weakening of one or more of the lodging, vacation exchange and rental, and vacation ownership industries could also hurt our operations and therefore adversely affect our results.
We are dependent on our senior management, and a loss of any of our senior managers may adversely affect our business and results of operations.
We believe that our future growth depends, in part, on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our growth strategies. We do not currently maintain key person life insurance policies for our executive officers.
There may be risks associated with completing future acquisitions that we may decide to do.
If we pursue strategic acquisitions, there may be risks associated with them. We may be unable to identify acquisition targets that complement our businesses, and if we are able to identify suitable acquisition targets, we may not be able to complete acquisitions of such targets on commercially reasonable terms. Our ability to complete acquisitions depends on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. If we are able to complete acquisitions, there is no assurance that we will be able to achieve the revenue and cost benefits that we expected in connection with such acquisitions or to successfully integrate the acquired businesses into our existing operations.
We are subject to risks relating to the concentration of a significant portion of the resorts in which we sell vacation ownership interests, our sales offices and the customers of our vacation ownership business in certain vacation areas and areas where our customers live, as applicable.
The concentration of a significant portion of the resorts in which we sell vacation ownership interests and of our sales offices in certain vacation areas and the concentration of a significant number of the customers of our vacation ownership business in certain geographic regions, in each case, may result in our results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters such as hurricanes, and economic downturns, than our results of operations would be absent such geographic concentrations. Many sales offices and resorts in which we sell vacation ownership interests, for example, are concentrated in the Southeastern United States, a region that is prone to hurricanes. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world.
Nevada, Florida and California are examples of areas with concentrations of sales offices. For the twelve months ending June 30, 2006, approximately 15%, 13% and 13% of our vacation ownership interest sales revenue was generated in sales offices located in Nevada, Florida and California, respectively. In addition, as of June 30, 2006, approximately 27% of our outstanding vacation ownership contract receivables portfolio relates to customers who reside in California.
The private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses.
The private resale of vacation ownership interests could adversely affect the sales and operations of our vacation ownership business and new member acquisition by our vacation exchange business. We sell vacation ownership interests to buyers for purposes of leisure and not for investment. We believe that the number of private resale of vacation ownership interests by buyers is presently limited and that any sales of vacation ownership interests are typically at prices substantially below the original purchase price. The availability of vacation ownership interests for resale may make ownership of vacation ownership interests less attractive to prospective buyers.
Moreover, as the vacation ownership industry grows, the number of private resales of vacation ownership interests may increase. An increase in the supply of vacation ownership interests available for resale may divert demand for or depress the market price of vacation ownership interests we sell. In addition, private resales of vacation ownership interests may adversely impact our vacation exchange business’ new member acquisition because purchases made through resales may not result in enrollment in our vacation exchange programs.
Revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions.
Revenues from our lodging business are dependent upon the revenues of our franchisees and therefore on our franchisees’ pricing decisions, which affect our franchisees’ revenues. Pricing decisions on individual room rates are made by each individual franchisee. Although we can assist franchisees in understanding how best to take advantage of opportunities in their respective markets, we have no power to compel or command pricing decisions on the part of franchisees. The ability of an individual franchisee to maintain and increase room rates is a function of the franchisee’s ability to market the hotel property locally and maintain the property in a manner necessary for the franchised hotel to compete for guests effectively.
Risks relating to our common stock
The market price of our shares may fluctuate widely.
The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

—	a failure by Cendant to complete the sale of Travelport, to receive gross cash proceeds of $4,300 million or to contribute to us all or a portion of the approximately $760 million of such proceeds that we expect to receive;

—	our business profile and market capitalization may not fit the investment objectives of Cendant stockholders, and as a result, Cendant stockholders may sell our shares after the distribution;

—	a shift in our investor base;

—	our quarterly or annual earnings, or those of other companies in our industry;

—	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

—	changes in accounting standards, policies, guidance, interpretations or principles;

—	announcements by us or our competitors of significant acquisitions or dispositions;

—	the failure of securities analysts to cover our common stock;

—	changes in earnings estimates by securities analysts or our ability to meet those estimates;

—	the operating and stock price performance of other comparable companies;

—	overall market fluctuations; and

—	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
A failure by Cendant to complete the sale of Travelport may materially adversely affect the prevailing market price of our common stock.
In the event that Cendant fails to complete the sale of Travelport, we would not receive any of the approximately $760 million of gross cash proceeds we expect to receive upon the completion of the sale. In such event, our initial debt would not be reduced, and the prevailing market price of our common stock may be materially adversely affected.
Investors may be unable to accurately value our common stock.
Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no public hospitality company exists with combined size, scale and product offerings directly comparable to ours. As such, investors may find it difficult to accurately value our common stock, which may cause our common stock to trade below its true value.
Substantial sales of common stock may occur in connection with this distribution, which could cause our stock price to decline.
The shares of our common stock that Cendant distributes to its stockholders generally may be sold immediately in the public market. Following the distribution, we believe (based on information as of January 26, 2006) that Barclays Global Investors, N.A. will beneficially own 8.88% of our common stock. Although we have no actual knowledge of any plan or intention on the part of any 5% or greater stockholder to sell our common stock following the separation, it is possible that some Cendant stockholders, including possibly some of our large stockholders, will sell our common stock received in the distribution for reasons such as that our business profile or market capitalization as an independent company does not fit their investment objectives. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.
Your percentage ownership in Wyndham Worldwide may be diluted in the future.
Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees and the accelerated vesting of other equity awards. Prior to the separation Cendant approved the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, or the Plan, which will provide for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. It is expected that no more than 43.5 million shares of our common stock will be available for grants pursuant to the Plan, which include (i) shares which may be used for purposes of satisfying our obligations under our Non-Employee Directors Deferred Compensation Plan, Savings Restoration Plan and Officer Deferred Compensation Plan and (ii) approximately 29 million shares necessary to implement the issuance of equity awards relating to our common stock granted pursuant to equitable adjustments of Cendant equity awards, or the Equitable Adjustment Awards. The Equitable Adjustment Awards will become vested on the earlier of (i) the date on which such units would have vested in accordance with the terms of the existing vesting schedule or (ii) August 15, 2006.
The Executive Committee of our Board of Directors will not consist of a majority of independent directors.
We have established an Executive Committee of the Board that consists of our Chairman and Chief Executive Officer, one other non-independent member and one independent member of our Board. Under our by-laws, the Executive Committee shall have and may exercise all of the powers of the Board of Directors when the Board is not in session, including the power to authorize the issuance of stock, except that the Executive Committee shall have no power to (1) alter, amend or repeal the by-laws or any resolution or resolutions of the Board of Directors or (2) take any other action which legally may be taken only by the Board. Accordingly, even though the Board has determined that five out of its seven members are independent, significant actions by the Board may be effected by a committee of directors, the majority of whom are not independent.
Our stockholder rights plan and provisions in our certificate of incorporation and by-laws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our certificate of incorporation, by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

—	a Board of Directors that is divided into three classes with staggered terms;

—	elimination of the right of our stockholders to act by written consent;

—	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

—	the right of our Board to issue preferred stock without stockholder approval; and

—	limitations on the right of stockholders to remove directors.
Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.
Our Board of Directors adopted a stockholder rights plan prior to the distribution which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15% or more of our outstanding common stock or (ii) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and our stockholders.
We cannot assure you that we will pay any dividends.
There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock that you received in the distribution must appreciate for you to receive a gain on your investment in Wyndham Worldwide. This appreciation may not occur.

Item 6.	Exhibits
The index to exhibits appears on the page immediately following the signature pages of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: August 17, 2006	/s/ Virginia M. Wilson Virginia M. Wilson Executive Vice President and Chief Financial Officer

Date: August 17, 2006	/s/ Nicola Rossi Nicola Rossi Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.