Form 10-Q
period 2006-09-30
WYNDHAM WORLDWIDE CORP
filed 2006-11-14
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-32876
Wyndham Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0052541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seven Sylvan Way	07054
Parsippany, New Jersey	(Zip Code)
(Address of principal executive offices)

(973) 753-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the issuer’s common stock was 198,139,655 shares as of September 30, 2006.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors
Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated and combined balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”), as of September 30, 2006, the related condensed consolidated and combined statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, the related condensed consolidated and combined statement of stockholders’ equity for the nine-month period ended September 30, 2006, and the related condensed consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated and combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the condensed consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Note 14 of the condensed consolidated and combined financial statements is a summary of transactions with related parties. Also as discussed in Note 1 to the condensed consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of Wyndham Worldwide Businesses of Cendant Corporation as of December 31, 2005, and the related combined statements of income, invested equity, and cash flows for the year then ended; and in our report dated May 10, 2006 (June 15, 2006 as to the effects of the restatement discussed in Note 22), we expressed an unqualified opinion (which included an explanatory paragraph relating to Wyndham Worldwide Businesses of Cendant Corporation being comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant, as discussed in Note 1 to the combined financial statements and the restatement of the combined balance sheets, the combined statements of income and invested equity and the combined statements of cash flows as discussed in Note 22 to the combined financial statements) on those combined financial statements.

/s/  Deloitte & Touche LLP
Parsippany, New Jersey
November 14, 2006

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Vacation ownership interest sales	$396	$395	$1,081	$1,021
Service fees and membership	392	335	1,088	983
Franchise fees	146	128	389	328
Consumer financing	77	61	211	170
Other	36	29	103	108

Net revenues	1,047	948	2,872	2,610

Expenses
Operating	382	304	1,083	881
Cost of vacation ownership interests	92	97	239	251
Marketing and reservation	198	167	566	486
General and administrative	131	103	385	323
Provision for loan losses	–	44	–	96
Separation and related costs	68	–	76	–
Depreciation and amortization	37	33	107	97

Total expenses	908	748	2,456	2,134

Operating income	139	200	416	476
Interest expense (income), net	12	(1)	20	2

Income before income taxes	127	201	396	474
Provision for income taxes	35	80	137	134

Income before cumulative effect of accounting change	92	121	259	340
Cumulative effect of accounting change, net of tax	–	–	(65)	–

Net income	$92	$121	$194	$340

Earnings per share
Basic
Income before cumulative effect of accounting change	$0.46	$0.60	$1.29	$1.70
Net income	0.46	0.60	0.97	1.70
Diluted
Income before cumulative effect of accounting change	$0.45	$0.60	$1.29	$1.70
Net income	0.45	0.60	0.97	1.70

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$160	$99
Trade receivables, net	390	371
Vacation ownership contract receivables, net	245	239
Inventory	550	446
Prepaid expenses	158	95
Deferred income taxes	128	84
Net intercompany funding to former Parent	–	1,125
Due from former Parent and subsidiaries	63	–
Other current assets	248	109

Total current assets	1,942	2,568

Long-term vacation ownership contract receivables, net	2,007	1,835
Non-current inventory	328	190
Property and equipment, net	834	718
Goodwill	2,687	2,645
Trademarks	630	580
Franchise agreements and other intangibles, net	411	412
Due from former Parent and subsidiaries	35	–
Other non-current assets	244	219

Total assets	$9,118	$9,167

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$213	$154
Current portion of long-term debt	143	201
Accounts payable	240	239
Deferred income	534	271
Due to former Parent and subsidiaries	252	–
Accrued expenses and other current liabilities	665	430

Total current liabilities	2,047	1,295

Long-term securitized vacation ownership debt	1,125	981
Long-term debt	1,021	706
Deferred income taxes	729	823
Deferred income	274	262
Due to former Parent and subsidiaries	245	–
Other non-current liabilities	65	67

Total liabilities	5,506	4,134

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	–	–
Common stock, $.01 par value, authorized 600,000,000 shares, issued 201,787,798 in 2006 and zero shares in 2005	2	–
Additional paid-in capital	3,505	–
Retained earnings	63	–
Parent company’s net investment	–	4,925
Accumulated other comprehensive income	174	108
Treasury stock, at cost–4,634,400 in 2006 and zero shares in 2005	(132)	–

Total stockholders’ equity	3,612	5,033

Total liabilities and stockholders’ equity	$9,118	$9,167

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Operating Activities
Net income	$194	$340
Cumulative effect of accounting change	65	–

Income before cumulative effect of accounting change	259	340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	97
Provision for loan losses	180	97
Deferred income taxes	30	(126)
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(3)	14
Vacation ownership contract receivables	(410)	(355)
Inventory	(213)	(11)
Prepaid expenses	(60)	–
Accounts payable, accrued expenses and other current liabilities	242	61
Deferred income	44	14
Other, net	8	3

Net cash provided by operating activities	184	134

Investing Activities
Property and equipment additions	(118)	(78)
Net assets acquired, net of cash acquired, and acquisition-related payments	(106)	(40)
Net intercompany funding to former Parent and subsidiaries	(117)	(134)
Increase in restricted cash	(44)	(17)
Other, net	(6)	8

Net cash used in investing activities	(391)	(261)

Financing Activities
Proceeds from borrowings	3,017	1,085
Principal payments on borrowings	(2,027)	(853)
Dividend to former Parent	(1,360)	(59)
Capital contribution from former Parent	760	–
Repurchase of common stock	(111)	–
Other, net	(10)	(5)

Net cash provided by financing activities	269	168

Effect of changes in exchange rates on cash and cash equivalents	(1)	(15)

Net increase in cash and cash equivalents	61	26
Cash and cash equivalents, beginning of period	99	94

Cash and cash equivalents, end of period	$160	$120

Supplemental Disclosure of Cash Flow Information
Interest payments	$66	$42
Income tax payments, net	20	21

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Parent		Accumulated
			Additional	Company’s		Other	Treasury		Total
	Common Stock		Paid-in	Net	Retained	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Investment	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2006	–	$–	$–	$4,925	$–	$108	–	$–	$5,033
Comprehensive income from January 1, 2006 to July 31, 2006:
Net income	–	–	–	131	–	–	–	–
Currency translation adjustment, net of tax benefit of $27	–	–	–	–	–	79	–	–
Unrealized losses on cash flow hedges, net of tax benefit of $1	–	–	–	–	–	(2)	–	–
Total comprehensive income from January 1, 2006 to July 31, 2006									208
Assumption of former Parent corporate assets	–	–	–	74	–	–	–	–	74
Return of excess funding from former Parent	–	–	–	25	–	–	–	–	25
Tax receivables due from former Parent and subsidiaries	–	–	–	24	–	–	–	–	24
Deferred tax assets on contingent liabilities and guarantees	–	–	–	71	–	–	–	–	71
Guarantees under FIN 45 related to the Separation	–	–	–	(41)	–	–	–	–	(41)
Contingent liabilities–due to former Parent and subsidiaries	–	–	–	(483)	–	–	–	–	(483)
Cash transfer to former Parent	–	–	–	(1,360)	–	–	–	–	(1,360)
Elimination of asset-linked facility obligation by former Parent	–	–	–	600	–	–	–	–	600
Capital contribution from former Parent-proceeds from Travelport sale	–	–	–	760	–	–	–	–	760
Elimination of intercompany balance due to former Parent	–	–	–	(1,202)	–	–	–	–	(1,202)
Transfer of net investment to additional paid-in capital	–	–	3,524	(3,524)	–	–	–	–	–
Comprehensive income from August 1, 2006 to September 30, 2006:
Net income	–	–	–	–	63	–	–	–
Currency translation adjustment, net of tax of $1	–	–	–	–	–	(9)	–	–
Unrealized losses on cash flow hedges, net of tax benefit of $2	–	–	–	–	–	(2)	–	–
Total comprehensive income from August 1, 2006 to September 30, 2006									52
Issuance of common stock	200	2	(2)	–	–	–	–	–	–
Acceleration of restricted stock units	2	–	45	–	–	–	–	–	45
Exercise of stock options	–	–	1	–	–	–	–	–	1
Deferred compensation	–	–	(72)	–	–	–	–	–	(72)
Repurchases of WYN common stock	–	–	–	–	–	–	(5)	(132)	(132)
Equitable adjustment of stock based compensation	–	–	9	–	–	–	–	–	9

Balance at September 30, 2006	202	$2	$3,505	$–	$63	$174	(5)	$(132)	$3,612

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

Wyndham Worldwide Corporation (“Wyndham” or “the Company”), a Delaware corporation, was incorporated on May 30, 2003 as Cendant Hotel Group. In connection with a plan by Cendant Corporation (“Cendant” or “former Parent”; known as Avis Budget Group since August 29, 2006) to separate into four independent, publicly traded companies—one each for Cendant’s former hospitality services (including timeshare resorts), real estate services (“Realogy”), travel distribution services (“Travelport”) and vehicle rental services (“Avis Budget Group”) businesses (“Separation”), on July 13, 2006, Cendant Hotel Group changed its name to Wyndham Worldwide Corporation. On April 24, 2006, Cendant modified its previously announced Separation plan to explore the possible sale of Travelport. On June 30, 2006, Cendant entered into a definitive agreement to sell Travelport and on August 23, 2006, Cendant completed the sale of Travelport for $4,300 million, subject to final closing adjustments. Pursuant to the plan of Separation, the Company received approximately $760 million of the proceeds from such sale, which could be subject to post-closing adjustments.

On July 13, 2006, Cendant’s Board of Directors approved the distribution of all of the shares of common stock of Wyndham. In connection with the distribution, the Company filed with the SEC an Information Statement, dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information on the business and management of Wyndham. The Company mailed the Information Statement to Cendant stockholders shortly after the July 21, 2006 record date for the distribution. Prior to July 31, 2006, Cendant transferred to Wyndham all of the assets and liabilities primarily related to the hospitality services (including timeshare resorts) businesses of Cendant, and on July 31, 2006, Cendant distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The Separation was effective on July 31, 2006. On August 1, 2006, the Company commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

The accompanying Condensed Consolidated and Combined Financial Statements include the accounts and transactions of Wyndham, the entities in which Wyndham directly or indirectly has a controlling financial interest and various entities in which Wyndham has investments recorded under the equity method of accounting. The accompanying Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated and Combined Financial Statements.

The Company’s consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented prior to August 1, 2006, including changes in its operations and capitalization as a result of the Separation and distribution from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, payroll, legal and treasury services, certain employee benefits and real estate usage for common space were allocated by Cendant to the Company through July 31, 2006 based on forecasted revenues or usage. Management believes such allocations were reasonable. However, the associated expenses recorded by the Company in the Condensed Consolidated and Combined Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented prior to August 1, 2006. Following the Separation and distribution from Cendant, the Company began performing these functions using internal resources or purchased services, certain of which are provided by Cendant or one of the separated companies during a transitional period pursuant to the Transition Services Agreement. Refer to Note 14—Related Party Transactions for a detailed description of the Company’s transactions with Cendant and its subsidiaries.

In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2005 Combined Financial Statements in its Information Statement filed on Form 8-K with the Securities and Exchange Commission on July 19, 2006.

Business Description
The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of upscale branded hotels.

•	Vacation Exchange and Rental—provides vacation exchange products and services to owners of intervals of vacation ownership interests and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Changes in Accounting Policies during 2006
Vacation Ownership Transactions.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions,” (“SFAS No. 152”) in connection with the issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 provides guidance on revenue recognition for vacation ownership transactions, accounting and presentation for the uncollectibility of vacation ownership contract receivables, accounting for costs of sales of vacation ownership interests and related costs, accounting for operations during holding periods and other transactions associated with vacation ownership operations.

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

SFAS No. 152 requires the Company to record the estimate of uncollectible vacation ownership contract receivables, without consideration of estimated inventory recoveries, at the time a vacation ownership transaction is consummated as a reduction of net revenue. Prior to the adoption of SFAS No. 152, the Company recorded such provisions within operating expense on the Condensed Consolidated and Combined Statements of Income. SFAS No. 152 also requires a change in accounting for inventory and cost of sales such that cost of sales is allocated based on a relative sales value method, under which cost of sales is calculated as an estimated percentage of net sales.

SFAS No. 152 also requires that revenue in excess of costs associated with the rental of unsold units be accounted for as a reduction to the carrying value of vacation ownership inventory (which reduces the cost of such inventory when it is sold) and that costs in excess of revenues associated with the rental of unsold units be charged to expense as incurred. Prior to the adoption of SFAS No. 152, rental revenues and expenses were separately recorded in the Condensed Consolidated and Combined Statements of Income.

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million during the first quarter of 2006 as a cumulative effect of an accounting change, which consisted of (i) a pre-tax charge of $105 million representing the deferral of revenue, costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006 and the recognition of certain expenses that were previously deferred and (ii) an associated tax benefit of $40 million. The impact of SFAS No. 152 on the Company’s three months ended September 30, 2006 results was a reduction to revenues and net income of $72 million and $4 million ($.02 reduction in diluted earnings per share), respectively. The impact of SFAS No. 152 on the Company’s nine months ended September 30, 2006 results was a reduction to revenues of $145 million and an increase to net income of $3 million ($.01 increase in diluted earnings per share), respectively. There was no impact to cash flows from the adoption of SFAS No. 152.

Accounting Changes and Error Corrections.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. There was no impact to the Company’s Condensed Consolidated and Combined Financial Statements from the adoption of SFAS No. 154.

Stock-Based Compensation.  On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the prospective transition method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, Cendant recorded, and the Company reflected in its consolidated financial statements, stock-based compensation expense for all employee stock awards that were granted or modified subsequent to December 31, 2002 (see Note 11—Stock-Based Compensation).

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

         Recently Issued Accounting Pronouncements
Accounting for Servicing of Financial Assets.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 will become effective for the Company on January 1, 2007. The Company believes that the adoption of SFAS No. 156 will not have a material impact on its consolidated financial statements.

Variability to Be Considered in Applying FASB Interpretation No. 46(R).  In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46R-6”). FIN 46R-6 addresses certain implementation issues related to FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Specifically, FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (“VIE”), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. Such variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such “reconsideration event” occurs and for any new entities created.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on January 1, 2007, as required, and is currently evaluating the impact of such adoption on its consolidated financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company plans to adopt SFAS No. 157 on January 1, 2007, as required, and is currently assessing the impact of such adoption on its consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The Company plans to adopt SFAS No. 158 effective December 31, 2006, as required, and is currently assessing the impact of such adoption on its consolidated financial statements.

Effects of Prior Year Misstatements.  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company plans to adopt the provisions of SAB 108 effective December 31, 2006, as required. The Company believes that the adoption of SAB 108 will not have a material impact on its consolidated financial statements.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. On July 31, 2006, the Separation from Cendant was completed in a tax-free distribution to the Company’s stockholders of one share of Wyndham common stock for every five shares of Cendant common stock held on July 21, 2006. As a result, on July 31, 2006, the Company had 200,362,113 shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the date of Separation.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2006	2005	2006	2005

Income before cumulative effect of accounting change	$92	$121	$259	$340
Cumulative effect of accounting change	–	–	(65)	–

Net income	$92	$121	$194	$340

Basic weighted average shares outstanding	200	200	200	200
Stock options, warrants and restricted stock units	3	–	1	–

Diluted weighted average shares outstanding	203	200	201	200

Basic earnings per share:
Income before cumulative effect of accounting change	$0.46	$0.60	$1.29	$1.70
Cumulative effect of accounting change	–	–	(0.32)	–

Net income	$0.46	$0.60	$0.97	$1.70

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.45	$0.60	$1.29	$1.70
Cumulative effect of accounting change	–	–	(0.32)	–

Net income	$0.45	$0.60	$0.97	$1.70

The computations of diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2006 do not include approximately 18 million stock options and stock-settled stock appreciation rights (“SSARs”), as the effect of their inclusion would have been anti-dilutive to earnings per share.

3.	Acquisitions

On April 7, 2006, the Company completed the acquisition of the Baymont Inn & Suites brand, a system of 115 independently-owned franchised properties, for approximately $60 million in cash. The purchase price was allocated entirely to trademarks and franchise agreements, which were assigned to the Company’s Lodging segment. In addition, in April 2006, following the closing of the acquisition, the Company announced its intent to consolidate the AmeriHost-branded properties with its newly acquired Baymont-branded properties to create a more significant midscale brand.

On July 20, 2006, the Company acquired a vacation ownership and resort management business for aggregate consideration of $45 million in cash. The goodwill resulting from the preliminary allocation of the purchase price for this acquisition aggregated $43 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Vacation Ownership segment.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,687			$2,645

Trademarks(*)	$630			$580

Amortized Intangible Assets
Franchise agreements	$595	$234	$361	$573	$220	$353
Other	165	115	50	161	102	59

	$760	$349	$411	$734	$322	$412

         _ _

(*)	The change in balance at September 30, 2006 primarily relates to the allocation of the purchase price of Baymont Inn & Suites brand to trademarks (see Note 3—Acquisitions).

The changes in the carrying amount of goodwill are as follows:

				Adjustments
		Goodwill		to Goodwill		Foreign
	Balance at	Acquired		Acquired		Exchange		Balance at
	January 1,	during		during		and		September 30,
	2006	2006		2005		Other		2006

Lodging	$241	$–		$3	(b)	$–		$244
Vacation Exchange and Rental	1,082	–		–		14	(c)	1,096
Vacation Ownership	1,322	43	(a)	1		(19	)(d)	1,347

Total Company	$2,645	$43		$4		$(5)		$2,687

         _ _

(a)	Relates to the acquisition of a vacation ownership and resort management business (see Note 3—Acquisitions).
(b)	Relates to the acquisition of the Wyndham Hotels and Resorts brand (October 2005).
(c)	Primarily relates to foreign exchange translation adjustments.
(d)	Relates to the settlement of the ultimate tax basis of acquired assets with the tax authority.

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Franchise agreements	$4	$4	$14	$12
Other	4	4	13	11

Total(*)	$8	$8	$27	$23

         _ _

(*)	Included as a component of depreciation and amortization on the Company’s Condensed Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2006, the Company expects related amortization expense for the remainder of 2006 to approximate $7 million and for each of the five succeeding fiscal years to approximate $20 million.

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30,	December 31,
	2006	2005

Current vacation ownership contract receivables:
Securitized	$189	$180
Other	85	75

	274	255
Less: Allowance for loan losses	(29)	(16)

Current vacation ownership contract receivables, net	$245	$239

Long-term vacation ownership contract receivables:
Securitized	$1,411	$1,198
Other	827	758

	2,238	1,956
Less: Allowance for loan losses	(231)	(121)

Long-term vacation ownership contract receivables, net	$2,007	$1,835

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2006	$(137)
Increase in estimated recoveries due to adoption of SFAS No. 152	(83)

Adjusted allowance for loan losses as of January 1, 2006	(220)
Provision for loan losses	(180)
Contract receivables written-off	140

Allowance for loan losses as of September 30, 2006	$(260)

As a result of the adoption of SFAS No. 152 on January 1, 2006, the Company recorded an increase in the allowance for loan losses of $83 million for the VOIs to be recovered related to future defaulted contract receivables and an increase to inventory for approximately the same amount. In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $63 million and $180 million as a reduction of revenues during the three and nine months ended September 30, 2006, respectively. In addition, the change to the relative sales value method of inventory costing required by SFAS No. 152 as of January 2006, had the effect of reducing the Company’s cost of sales by $26 million and $80 million for the three and nine months ended September 30, 2006, respectively, as compared to the prior inventory costing method applied prior to the adoption of SFAS No. 152. As a result, the net impact on the Condensed Consolidated and Combined Statements of Income was a reduction in operating income of $37 million and $100 million for the three and nine months ended September 30, 2006, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Condensed Consolidated and Combined Balance Sheets. During the nine months ended September 30, 2006 and 2005, the Company originated vacation ownership receivables of $929 million and $830 million, respectively, and received principal collections of $519 million and $475 million, respectively. The average interest rate on outstanding vacation ownership contract receivables was 12.8% and 13.1% as of September 30, 2006 and December 31, 2005, respectively.

6.	Inventory

Inventory consisted of:

	September 30,	December 31,
	2006	2005

Land held for VOI development	$81	$88
VOI construction in process	477	308
Completed inventory and vacation credits	320	240

Total inventory	878	636
Less: Current portion	550	446

Non-current inventory	$328	$190

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Condensed Consolidated and Combined Balance Sheets. The balance at September 30, 2006 includes the estimated value of inventory to be recovered on future defaulted contract receivables, in accordance with the Company’s adoption of SFAS No. 152. As a result of the adoption of SFAS No. 152 on January 1, 2006, the Company recorded an increase of $83 million of the VOIs to be recovered related to future defaulted contract receivables from the allowance for loan losses to inventory.

Capitalized interest on the Company’s inventory was $5 million and $11 million for the three and nine months ended September 30, 2006, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2005, respectively.

7.	Long-Term Debt and Borrowings

On July 7, 2006, the Company entered into borrowing arrangements for a total of $2,000 million, comprised of a $900 million five-year revolving credit facility, a $300 million five-year term loan facility and an $800 million interim loan facility due in July 2007. On August 23, 2006, Cendant completed the sale of Travelport and the Company received its share of sale proceeds amounting to $760 million through a capital contribution from Cendant. The Company utilized such proceeds to reduce the $800 million interim loan facility and the then-outstanding balance of the revolving credit facility by $450 million and $310 million, respectively. The $900 million revolving credit and the $800 million interim loan facilities bear interest at LIBOR plus 55 basis points and the pricing of each is dependent on the Company’s credit ratings. The original interest rate on the $300 million term loan facility was LIBOR plus 55 basis points. Effective July 27, 2006, the Company swapped the LIBOR portion to a fixed rate. The 55 basis point spread remains dependent upon the Company’s credit ratings. The facilities have certain covenants, including the maintenance of specific financial ratios.

	September 30,	December 31,
	2006	2005

Securitized vacation ownership debt:
Term notes	$967	$740
Bank conduit facility(a)	371	395

Securitized vacation ownership bank debt	1,338	1,135
Less: Current portion of securitized vacation ownership debt	213	154

Long-term securitized vacation ownership debt	$1,125	$981

Long-term debt:
Revolving credit facility (due July 2011)(b)	$150	$–
Interim loan facility (due July 2007)(c)	350	–
Term loan (due July 2011)	300	–
Vacation ownership asset-linked debt	–	550
Bank borrowings:
Vacation ownership	113	113
Vacation rental	70	68
Vacation rental capital leases	144	139
Other	37	37

Total long-term debt	1,164	907
Less: Current portion of long-term debt	143	201

Long-term debt	$1,021	$706

         _ _

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $800 million and expires on November 13, 2006. The borrowings under this bank conduit facility have a maturity date of December 2008. See Note 15 — Subsequent Events for further information regarding the renewal of this facility.

(b)	The revolving credit facility has a total capacity of $900 million, which includes availability for letter of credit of $450 million. As of September 30, 2006, the Company had $30 million of letters of credit outstanding and as such, the total available capacity of revolving credit facility was $720 million.

(c)	The borrowings under this interim loan facility have been classified as long-term as the Company has the intent and ability to refinance these borrowings under its revolving credit facility, which has availability of $720 million at September 30, 2006.

The Company’s outstanding debt as of September 30, 2006 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Debt		Total

Within 1 year	$213	$143		$356
Between 1 and 2 years	215	9		224
Between 2 and 3 years	328	78		406
Between 3 and 4 years	106	8		114
Between 4 and 5 years	94	818	(*)	912
Thereafter	382	108		490

	$1,338	$1,164		$2,502

         _ _

(*)	Includes $350 million outstanding on the Company’s interim loan facility, which will be refinanced under the Company’s revolving credit facility.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

On July 11, 2006, the Company closed an additional series of term notes payable secured by vacation ownership loans in the initial principal amount of $550 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes.

The new borrowing facilities include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 12—Segment Information) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitized Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in the new credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the new credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permits our separation from Cendant). As of September 30, 2006, the Company is in compliance with all of the covenants including the required financial ratios.

As of September 30, 2006, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$967	$967	$–
Bank conduit facility	800	371	429

Securitized vacation ownership debt(a)	$1,767	$1,338	$429

Debt:
Revolving credit facility (due July 2011)(b)	$900	$150	$750
Interim loan facility (due July 2007)	350	350	–
Term loan (due July 2011)	300	300	–
Bank borrowings:
Vacation ownership(c)	150	113	37
Vacation rental(d)	89	70	19
Vacation rental capital leases(e)	144	144	–
Other	37	37	–

	$1,970	$1,164	806

Less: Issuance of letters of credit(b)			(30)

			$776

         _ _

(a)	This debt is collateralized by $1,718 million of underlying vacation ownership contract receivables and related assets.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit of $450 million. As of September 30, 2006, the total capacity of $750 million was further reduced by $30 million for the issuance of letters of credit.
(c)	These secured borrowings are collateralized by $140 million of underlying vacation ownership contract receivables and related assets. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	This bank debt is collateralized by $125 million of land and related vacation rental assets.
(e)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated and Combined Balance Sheets.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $20 million and $50 million during the three and nine months ended September 30, 2006, respectively, and $12 million and $32 million during the three and nine months ended September 30, 2005, respectively, and is recorded within operating expenses on the Condensed Consolidated and Combined Statements of Income as the Company earns consumer finance income on the related securitized vacation ownership contract receivables.

Interest expense incurred in connection with the Company’s other debt amounted to $22 million and $49 million during the three and nine months ended September 30, 2006, respectively, and $11 million and $31 million during the three and nine months ended September 30, 2005, respectively, and is recorded within interest expense (income), net on the Condensed Consolidated and Combined Statements of Income.

8.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2006 differs from the statutory rate of 35% primarily as a result of a $15 million benefit resulting from refinements in the Company’s 2005 state effective tax rates.

The Company’s effective tax rate for the nine months ended September 30, 2005 differs from the statutory rate of 35% primarily as a result of a one-time increase in the tax basis of certain foreign assets. In March 2005, the Company entered into a foreign tax restructuring where certain of its foreign subsidiaries were considered liquidated for United States tax purposes. This liquidation resulted in a taxable transaction which resulted in an increase in the tax basis of the assets held by these subsidiaries to their fair market value and the recognition of a deferred tax benefit during the first quarter of 2005.

9.	Commitments and Contingencies

The Internal Revenue Service (“IRS”) is currently examining Cendant’s federal income tax returns for taxable years 1998 through 2002 during which the Company’s business was included in Cendant’s tax returns. Over the course of the audit, the Company and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business; the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation (“shareholder litigation”) resulting from the merger with CUC. Recently, Cendant advised the Company that it will accept the IRS’s proposed assessments on all issues affecting the 1998 to 2002 examination period except for the assessments relating to the shareholder litigation. The Company believes that its reserves are adequate with respect to all issues, including with respect to the IRS claims relating to the shareholder litigation. Cendant has advised the Company that it believes it has a strong legal basis for its shareholder litigation position and has a tax opinion from a third party supporting Cendant’s position. Cendant and the Company believe Cendant will prevail on the shareholder litigation position upon further review by the IRS or litigation, if necessary. If Cendant were not successful on this position, there may be a material adverse effect on the Company’s net income or cash flows in the period or periods for which that determination is made. The effect is the result of the Company’s obligations under the Separation and Distribution Agreement, as discussed in Note 13—Separation Adjustments and Transactions with Former Parent and Subsidiaries.

The Company believes that its accruals for tax liabilities outlined in the Separation and Distribution Agreement are adequate for all remaining open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property, and other commercial, employment and tax matters. Such matters include, but are not limited to, allegations that (i) the Company’s Fairfield subsidiary violated alleged duties to members of its internal vacation exchange program through changes made to its reservations and availability policies, which changes diminished the value of vacation ownership interests purchased by members; (ii) the Company’s RCI Points exchange program, a global points-based exchange network that allows members to redeem points, is an unlicensed travel club and the unregistered sales of memberships in that program violate the Alberta Fair Trading Act; and (iii) the Company’s vacation ownership business failed to perform its duties arising under its management agreements, as well as allegations that the vacation ownership business is liable for certain construction defects and inadequate maintenance, which claims are made by property owners’ associations from time to time. See Note 13—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent legal liabilities resulting from the Separation.

The Company believes that it has adequately accrued for its legal matters, exclusive of contingent liabilities assumed from Cendant as a result of the Separation, with a reserve of approximately $24 million, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available.

During the nine months ended September 30, 2006, the Company recorded approximately $21 million of pre-tax expenses within general and administrative expenses related to an accrual for local foreign taxes at its European vacation rental operations and $11 million of interest expense related to such accrual.

10.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized
	Currency	Gains (Losses)
	Translation	on Cash Flow	Accumulated Other
	Adjustments	Hedges, Net	Comprehensive Income

Balance, January 1, 2006, net of tax of $58	$107	$1	$108
Current period change	70	(4)	66

Balance, September 30, 2006, net of tax of $29	$177	$(3)	$174

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

11.	Stock-Based Compensation

Incentive Equity Awards Conversion
Prior to August 1, 2006, all employee stock awards (stock options and restricted stock units (“RSUs”)) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards.

In connection with the distribution of the shares of common stock of Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved a change to the date on which all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) will become fully vested. The equity awards vested on August 15, 2006 rather than August 30, 2006 (which was the previous date upon which such equity awards were to vest). As such, there were zero converted RSUs outstanding on September 30, 2006.

The activity related to the converted stock options from the date of Separation to September 30, 2006 consisted of the following:

		Weighted
	Number	Average
	of Options(c)	Grant Price

Balance at August 1, 2006	23.7	$39.84
Exercised(a)	–	–
Canceled	–	–

Balance at September 30, 2006(b)	23.7	$39.93

         _ _

(a)	Stock options exercised during the two months ended September 30, 2006 had an intrinsic value of approximately $365,000.

(b)	As of September 30, 2006, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $39 million.

(c)	Options outstanding and exercisable as of September 30, 2006 have a weighted average remaining contractual life of 2.3 years.

The following table summarizes information regarding the Company’s outstanding and exercisable stock options as of September 30, 2006:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Strike Price

$ 8.00 – $19.99	2.9	$19.84
$20.00 – $29.99	3.7	24.14
$30.00 – $39.99	4.4	37.34
$40.00 – $49.99	8.6	42.88
$50.00 & above	4.1	64.37

Total Options	23.7	$39.93

As a result of the acceleration of the vesting of these awards, the Company recorded non-cash compensation expense of $45 million during the third quarter of 2006. In addition, the Company recorded a non-cash expense of $9 million related to equitable adjustments to the accelerated awards in the third quarter of 2006. The $54 million of expense is recorded within separation and related costs on the Condensed Consolidated and Combined Statement of Income.

         Incentive Equity Awards Granted by the Company
On May 2, 2006, Cendant approved the grant of incentive awards of approximately $79 million to the key employees and senior officers of Wyndham in the form of RSUs and SSARs, which were converted into equity awards relating to Wyndham’s common stock on the day of the Separation from Cendant. The awards have a grant date of May 2, 2006 and vest ratably over a period of four years, with the exception of a portion of the SSARs which vest ratably over a period of three years. The number of RSUs and SSARs granted were approximately 2.3 million and 500,000, respectively.

The activity related to the Company’s incentive equity awards from the date of Separation through September 30, 2006 consisted of the following:

	SSARs		RSUs
		Weighted		Weighted
	Number	Average	Number	Average
	of SSARs	Grant Price	of RSUs	Grant Price

Balance at August 1, 2006	0.5	$31.85	2.3	$31.85
Vested/exercised	–	–	–	–
Canceled	–	–	(0.1)	31.85

Balance at September 30, 2006(*)	0.5	$31.85	2.2	$31.85

         _ _

(*)	Aggregate unrecognized compensation expense related to SSARs and RSUs amounted to $72 million as of September 30, 2006.

The grant date fair value of SSARs was $13.91. Such fair value was estimated on the date of grant using the Black — Scholes option pricing model with the following assumptions: (i) expected volatility of 34.4%, (ii) expected life of 6.25 years and (iii) risk free interest rate of 4.9%.

         Stock-Based Compensation

During the three and nine months ended September 30, 2006, Cendant allocated pre-tax stock-based compensation expense of $1 million and $12 million ($1 million and $7 million, after tax), respectively, to the Company compared with $6 million and $15 million ($4 million and $9 million, after tax) for the three and nine months ended September 30, 2005, respectively. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards. As Cendant measured its stock-based compensation expense using intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $5 million and $8 million ($3 million and $5 million, after tax), respectively, related to the incentive equity awards granted by the Company.

12.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt) and income taxes, each of which is presented on the Company’s Condensed Consolidated and Combined Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2006		2005
	Net		Net
	Revenues	EBITDA(a)(b)	Revenues	EBITDA

Lodging	$189	$67	$148	$65
Vacation Exchange and Rental	310	97	283	94
Vacation Ownership	551	88	520	79

Total Reportable Segments	1,050	252	951	238
Corporate and Other(c)	(3)	(76)	(3)	(5)

Total Company	$1,047	$176	$948	$233

         _ _

(a)	Includes separation and related costs of $1 million, $1 million, $1 million and $65 million for Lodging, Vacation Exchange and Rental, Vacation Ownership and Corporate and Other, respectively.

(b)	Includes an expense of $45 million in Corporate and Other related to the accelerated vesting of certain equity awards (see Note 11 — Stock-Based Compensation). Had the Company allocated such expense among its segments, $9 million, $13 million, $16 million and $7 million would have been recorded at Lodging, Vacation Exchange and Rental, Vacation Ownership and Corporate and Other, respectively.

(c)	Includes the elimination of transactions between segments; excludes incremental stand-alone company costs for 2005 and through July 31, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	September 30,
	2006	2005

EBITDA	$176	$233
Depreciation and amortization	37	33
Interest expense (income), net	12	(1)

Income before income taxes	$127	$201

	Nine Months Ended September 30,
	2006		2005
	Net		Net
	Revenues	EBITDA(a)(b)	Revenues	EBITDA

Lodging	$509	$162	$389	$152
Vacation Exchange and Rental	853	206	833	238
Vacation Ownership	1,514	236	1,392	194

Total Reportable Segments	2,876	604	2,614	584
Corporate and Other(c)	(4)	(81)	(4)	(11)

Total Company	$2,872	$523	$2,610	$573

         _ _

(a)	Includes separation and related costs of $1 million, $3 million, $3 million and $69 million for Lodging, Vacation Exchange and Rental, Vacation Ownership and Corporate and Other, respectively.

(b)	Includes an expense of $45 million in Corporate and Other related to the accelerated vesting of certain equity awards (see Note 11 — Stock-Based Compensation). Had the Company allocated such expense among its segments, $9 million, $13 million, $16 million and $7 million would have been recorded at Lodging, Vacation Exchange and Rental, Vacation Ownership and Corporate and Other, respectively.

(c)	Includes the elimination of transactions between segments; excludes incremental stand-alone company costs for 2005 and through July 31, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Nine Months Ended
	September 30,
	2006	2005

EBITDA	$523	$573
Depreciation and amortization	107	97
Interest expense, net	20	2

Income before income taxes	$396	$474

13.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

         Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. At Separation, the amount of liabilities which were assumed by the Company approximated $520 million. This amount was comprised of certain Cendant Corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $520 million is comprised of $87 million for litigation matters, $239 million for tax liabilities, $153 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $41 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $39 million of the $41 million pertain to litigation liabilities). $252 million of these liabilities are recorded in current Due to former Parent and subsidiaries and $245 million are recorded in long-term Due to former Parent and subsidiaries at September 30, 2006 on the Condensed Consolidated and Combined Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $41 million relating to the FIN 45 guarantees is recorded in other current liabilities at September 30, 2006 on the Condensed Consolidated and Combined Balance Sheet. In addition, the Company has a $63 million receivable due from former Parent relating to a refund of excess funding paid to the Company’s former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated and Combined Balance Sheet. The Company has also recorded a $35 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated and Combined Balance Sheet, which represents the Company’s right to receive proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc.

Following is a discussion of the liabilities on which the Company issued guarantees:

•	Contingent litigation liabilities The Company has assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party, in each case to the extent incurred by the date of separation of Travelport. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Corporation assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport
Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three months ended September 30, 2006, the Company recorded $3 million of expenses and less than $1 million in other income in the Condensed Consolidated and Combined Statements of Income related to these agreements.

Separation and Related Costs
During the three and nine months ended September 30, 2006, the Company incurred costs of $68 million and $76 million, respectively, in connection with executing the Separation. Such costs consisted primarily of the acceleration of vesting of Cendant equity awards and the related equitable adjustments of such awards (see Note 11—Stock-Based Compensation).

14.	Related Party Transactions

Net Intercompany Funding to Former Parent
The following table summarizes related party transactions occurring between the Company and Cendant:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net intercompany funding to former Parent, beginning balance	$1,229	$622	$1,125	$661
Corporate-related functions	(8)	(22)	(56)	(66)
Income taxes, net	62	(73)	(11)	(241)
Net interest earned on net intercompany funding to former Parent	(1)	5	21	17
Advances to former Parent, net	(80)	227	123	388
Elimination of intercompany balance due to former Parent	(1,202)	–	(1,202)	–

Net intercompany funding to former Parent, ending balance	$–	$759	$–	$759

Corporate-Related Functions
Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The Company was allocated $3 million and $20 million during the periods July 1, 2006 through July 31, 2006 and January 1, 2006 through July 31, 2006, respectively, and $9 million and $27 million during the three and nine months ended September 30, 2005, respectively, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Condensed Consolidated and Combined Statements of Income.

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, revenue franchise audit (during 2005 only), telecommunications and real estate usage for Company-specific space for some but not all of the periods presented. The Company was allocated $5 million and $36 million during the periods July 1, 2006 through July 31, 2006 and January 1, 2006 through July 31, 2006, respectively, and $13 million and $39 million during the three and nine months ended September 30, 2005, respectively, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Condensed Consolidated and Combined Statements of Income.

The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant were reasonable. However, such expenses were not indicative of, nor is it practical or meaningful for the Company to estimate for all historical periods presented, the actual level of expenses that would have been incurred had the Company been operating as a separate, stand-alone public company.

Related Party Agreements
Prior to the Separation, the Company conducted the following business activities, among others, with Cendant’s other business units or newly separated companies, as applicable: (i) provision of access to hotel accommodation and vacation exchange and rental inventory to be distributed through Travelport; (ii) utilization of employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (iii) utilization of commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iv) utilization of corporate travel management services of Travelport; and (v) designation of Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. The majority of the related party agreement transactions were settled in cash. The majority of these commercial relationships have continued since the Separation under agreements formalized in connection with the Separation.

Income Taxes, net
Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant and will be so included through the Separation date for the 2006 period then ended. Balances due to Cendant for this short period return and related tax attributes were estimated as of September 30, 2006 and will be adjusted in connection with the eventual filing of the short period tax return and the settlement of the related tax audits of these periods. The net income tax payable to Cendant, which was $703 million as of December 31, 2005 and was recorded as a component of net intercompany funding to former Parent on the Condensed Consolidated and Combined Balance Sheets, and was eliminated at the Separation date.

Net Interest Earned on Net Intercompany Funding to Former Parent
Prior to the Separation, Cendant swept cash from the Company’s bank accounts while the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, of zero and $1,828 million as of September 30, 2006 and December 31, 2005, respectively. Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest expense of $1 million and net interest income of $21 million during the three and nine months ended September 30, 2006, respectively, and net interest income of $5 million and $17 million during the three and nine months ended September 30, 2005, respectively.

15.	Subsequent Event

Vacation Ownership Bank Conduit Facility
On November 13, 2006, the Company renewed and upsized a 364-day vacation ownership bank conduit facility in the amount of $1 billion (increased from $800 million). This facility matures on November 12, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part II, Item 1A, below, and in our Information Statement filed with the SEC on July 19, 2006 as Exhibit 99.1 to a Current Report on Form 8-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of our upscale branded hotels.

•	Vacation Exchange and Rental—provides vacation exchange products and services to owners of intervals of vacation ownership interests and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells vacation ownership interests, or VOIs, to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Separation from Cendant

On October 23, 2005, the Board of Directors of Cendant Corporation (or “former Parent”) preliminarily approved a plan to separate Cendant into four independent, publicly traded companies—one for each of Cendant’s Hospitality Services (including Timeshare Resorts) (now known as Wyndham Worldwide), Real Estate Services (now known as Realogy), Travel Distribution Services (now known as Travelport) and Vehicle Rental businesses (now known as Avis Budget). On April 24, 2006, Cendant announced that as an alternative to distributing shares of Travelport to Cendant stockholders, Cendant was exploring the sale of Travelport. On June 30, 2006, Cendant entered into an agreement to sell Travelport to an affiliate of the Blackstone Group for $4,300 million in cash. The sale of Travelport closed on August 22, 2006. On July 13, 2006, the Board of Directors of Cendant approved the distributions of all of the shares of common stock of Wyndham and Realogy. In connection with the distribution, we filed with the SEC an Information Statement, dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information on the business and management of Wyndham. We mailed the Information Statement to Cendant stockholders shortly after the July 21, 2006 record date for the distribution. On July 31, 2006, Cendant distributed all of the shares of our common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Before our separation from Cendant, we entered into separation, transition services and several other agreements with Cendant, Realogy and Travelport to effect the separation and distribution, govern the relationships among the parties after the separation and allocate among the parties Cendant’s assets, liabilities and obligations attributable to periods prior to the separation. Under the separation agreement, we assumed 37.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries which were not primarily related to our business or the businesses of Realogy, Travelport or Avis Budget, and Realogy assumed 62.5% of these contingent and other corporate liabilities. These include liabilities relating to Cendant’s terminated or divested businesses, the Travelport sale, taxes of Travelport for taxable periods through the date of the Travelport sale, certain litigation matters, generally any actions relating to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

In connection with our separation, we entered into borrowing arrangements for a total of $2,000 million, comprised of a $300 million term loan facility, an $800 million interim loan facility and a $900 million revolving credit facility. On July 27, 2006, we drew $1,360 million against those facilities and issued approximately $50 million in letters of credit, leaving approximately $590 million available to provide liquidity for additional letters of credit and for working capital and ongoing corporate purposes. We transferred to Cendant approximately $600 million of the proceeds received in connection with these borrowings in order to enable Cendant to repay the approximately $600 million of borrowings outstanding under Cendant’s asset-linked facility relating to certain of our assets. We transferred to Cendant the remaining proceeds of approximately $760 million to permit Cendant to repay other of its corporate indebtedness.

Following the completion of the sale of Travelport, and as provided in the separation agreement, on August 22, 2006 and August 23, 2006, Cendant contributed to us approximately $684 million and $76 million ($760 million in total), respectively, of the proceeds from the sale of Travelport. We used these proceeds to pay down $450 million under the interim loan facility and to repay the $310 million balance then outstanding under our revolving credit facility.

Prior to the separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $9 million in the three months ended September 30, 2006 and 2005, respectively, and $20 million and $27 million during the nine months ended September 30, 2006 and 2005, respectively.

Because we now conduct our business as an independent, publicly traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the periods presented. Therefore, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after July 31, 2006.

RESULTS OF OPERATIONS

Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended September 30, 2006 and 2005. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2006	2005	% Change

Lodging (a)
Weighted average rooms available (b)	529,200	511,500	3%
Number of properties (c)	6,420	6,350	1%
RevPAR (d)	$40.82	$36.86	11%
Vacation Exchange and Rental
Average number of members (e)	3,374,000	3,233,000	4%
Annual dues and exchange revenue per member (f)	$132.31	$125.64	5%
Vacation rental transactions (g)	356,000	344,000	3%
Average price per vacation rental (h)	$742.36	$699.05	6%
Vacation Ownership
Gross vacation ownership interest sales (in millions) (i)	$482	$401	20%
Tours (j)	312,000	272,000	15%
Volume Per Guest (“VPG”) (k)	$1,434	$1,349	6%

(a)	The 2006 amounts include Wyndham Hotels and Resorts brand and Baymont Inn & Suites brand, which were acquired in October 2005 and April 2006, respectively. Therefore, the operating statistics for 2006 are not presented on a comparable basis to the 2005 operating statistics. On a comparable basis (excluding the Wyndham Hotels and Resorts brand and the Baymont brand from the 2006 amounts), RevPAR would have increased 7%, weighted average rooms available would have decreased 3% and the number of properties would have decreased 2%.

(b)	Represents the weighted average number of hotel rooms available for rental during the period.

(c)	Represents the number of lodging properties under franchise and/or management agreements at the end of the period.

(d)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(g)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rental businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(h)	Represents the gross rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(i)	Represents gross sales of vacation ownership interests (including tele-sales upgrades, which is a component of upgrade sales) before deferred sales and loan loss provisions.

(j)	Represents the number of tours taken by guests in our efforts to sell vacation ownership interests.

(k)	Represents revenue per guest and is calculated by dividing the gross vacation ownership interest sales, excluding tele-sales upgrades, which is a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005

Our consolidated results are as follows:

	Three Months Ended September 30,
	2006	2005	Change

Net revenues	$1,047	$948	$99
Expenses	908	748	160

Operating income	139	200	(61)
Interest expense (income), net	12	(1)	13

Income before income taxes	127	201	(74)
Provision for income taxes	35	80	(45)

Net income	$92	$121	$(29)

During the third quarter of 2006, our net revenues increased $99 million (10%) principally due to (i) a $64 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) $34 million of incremental revenue generated by the acquisitions of the Wyndham Hotels and Resorts and Baymont Inn & Suites brands; (iii) a $16 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume, an increase in the average price per rental and the favorable impact of foreign currency on revenues from rental transactions of $6 million; (iv) a $16 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (v) $12 million of incremental property management fees primarily as a result of growth in the number of units under management within our vacation ownership business; (vi) a $10 million increase in annual dues and exchange revenues due to an increase in the average annual dues and exchange revenues generated per member, growth in the average number of members and the favorable impact of foreign currency on annual dues and exchange revenues of $1 million; and (vii) a $7 million increase in organic revenues in our lodging business, primarily due to RevPAR growth, partially offset by a decline in weighted average rooms. These increases were partially offset by a decrease in revenues of $63 million as a result of the classification of the provision for loan losses as a reduction of revenues during the third quarter of 2006 in connection with the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”).

Total expenses increased $160 million (21%) principally reflecting (i) $68 million of costs related to our separation from Cendant; (ii) a $56 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our contact centers and vacation ownership business, increased costs related to the property management services that we provide at our vacation ownership business and increased interest expense on our securitized debt, which is included in operating expenses; (iii) $31 million of incremental expenses generated by the acquisitions of the Wyndham Hotels and Resorts and Baymont Inn & Suites brands, primarily reflecting marketing investments; (iv) a $23 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; (v) the unfavorable impact of foreign currency translation on expenses of $7 million; and (vi) $6 million of higher cost of sales on rentals of vacation stay intervals. These increases were partially offset by a decrease of $44 million in provision for loan losses, which includes $12 million in 2005 to account for the impact of the hurricanes experienced in the Gulf Coast region of the U.S., and a decrease of $5 million in cost of vacation ownership interests. The $5 million decrease in cost of vacation ownership interests was comprised of includes $26 million of estimated uncollectibles, partially offset by $21 million of increased cost of sales primarily associated with increased VOI sales. Such decreases, apart from the expenses related to Gulf Coast hurricanes, are the result of the reclassification of the provision for loan losses from expenses to net revenues and the reduction of cost of sales of inventory as a result of our adoption of SFAS No. 152.

Depreciation and amortization increased $4 million primarily due to the capital investments made during 2005 and 2006. Interest expense, net increased $13 million in the third quarter of 2006 primarily as a result of interest paid on our new borrowing arrangements. Our effective tax rate decreased to 28% in the third quarter of 2006 from 40% in the third quarter of 2005 primarily due to a $15 million benefit resulting from refinements to our 2005 state effective tax rates. Excluding the $15 million benefit, our effective tax rate would have been approximately 39%. We expect our effective tax rate to approximate 38% for the remainder of 2006 and the full year of 2007.

As a result of these items, our net income decreased $29 million (24%) quarter-over-quarter.

Following is a discussion of the results of each of our reportable segments during the third quarter:

	Revenues			EBITDA
	2006	2005	% Change	2006	2005	% Change

Lodging	$189	$148	28	$67	$65	3
Vacation Exchange and Rental	310	283	10	97	94	3
Vacation Ownership	551	520	6	88	79	11

Total Reportable Segments	1,050	951	10	252	238	6
Corporate and Other (a)	(3)	(3)	*	(76)	(5)	*

Total Company	$1,047	$948	10	176	233	(24)

Less: Depreciation and amortization				37	33
Interest expense (income), net				12	(1)

Income before income taxes				$127	$201

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging
Revenues and EBITDA increased $41 million (28%) and $2 million (3%), respectively, in the third quarter of 2006 compared with the third quarter of 2005 primarily reflecting the October 2005 acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand and strong RevPAR gains across our legacy brands, which were offset in EBITDA by our strategic decision to increase brand recognition and drive brand bookings through more extensive marketing campaigns, primarily for our Wyndham brand.

The franchise business of the Wyndham brand contributed incremental revenues of $12 million to the third quarter of 2006 while EBITDA remained flat, as we continued to execute a key strategy to promote the Wyndham brand name and drive brand bookings through enhanced marketing efforts. Additionally, within the property management business of the Wyndham brand, we generated $18 million of revenues, of which $17 million related to reimbursable payroll costs that we incur and pay on behalf of property owners. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. The operating results of our lodging business also reflect the acquisition of Baymont Inn & Suites, which was acquired in April 2006 and contributed incremental revenues and EBITDA of $4 million and $3 million, respectively.

Apart from these acquisitions, revenues in our lodging business increased $7 million (5%) in the third quarter of 2006. RevPAR grew by 7% and weighted average rooms declined by 3%, reflecting (i) increases in both price and occupancy principally attributable to the beneficial impact of management initiatives implemented in prior periods, such as the strategic assignment of personnel to field locations designed to assist franchisees in improving their operating performance and an overall improvement in the economy lodging segment, (ii) our termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us and (iii) the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreements. The weighted average rooms available remained relatively flat in the third quarter of 2006 versus the second quarter of 2006.

As previously discussed, a strategic growth initiative of our lodging business is to increase brand awareness and drive brand bookings. To this end, during the third quarter of 2006, we increased our marketing spend by $5 million (8%) (excluding the impact of the acquisitions discussed above) reflecting (i) additional fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes), (ii) additional campaigns in international regions that we have targeted for growth and (iii) incremental investments in our TripRewards loyalty program. In addition, expenses also increased $1 million as a result of our separation from Cendant.

Vacation Exchange and Rental
Revenues and EBITDA increased $27 million (10%) and $3 million (3%), respectively, in the third quarter of 2006 compared with the third quarter of 2005, primarily reflecting a $16 million increase in net revenues from rental transactions and a $10 million increase in annual dues and exchange revenues, partially offset by a $24 million increase in expenses, as discussed below.

Net revenues from rental transactions increased $16 million (11%) during the third quarter of 2006 primarily due to a 6% increase in the average price per rental and a 3% increase in rental transaction volume. The growth in rental transaction volume was primarily due to a combined increase of approximately 11,100 weeks (9%) in arrivals at our Landal GreenParks and Canvas Holiday camping vacation sites. In addition, rental booking volume grew a combined 6% during the third quarter of 2006 for vacations at our Novasol and Holiday Cottages brands. The increase in net revenues from rental transactions and the average price per rental include the translation effects of foreign exchange movements, which favorably impacted rental revenues by $6 million and accounted for 4% of the total 6% increase in the average price per rental.

Annual dues and exchange revenues increased $10 million (10%) during the third quarter of 2006 due to a 5% increase in the average annual dues and exchange revenues generated per member and a 4% increase in the average number of members. The increase in the average annual dues and exchange revenue per member was driven by an 11% increase in exchange volume and a 5% increase in the average fee per exchange transaction. We believe that exchange volume increased during the third quarter of 2006 due to the absence of hurricane activity at timeshare resort locations, which was significant in 2005 and, therefore, unfavorably impacted 2005 bookings. In addition, during the third quarter of 2006, our members at hurricane-zone resorts booked closer to their actual travel dates, which resulted in increased exchange volume. The hurricane activity in 2005 also contributed to a greater mix of rentals compared to exchanges during the third quarter of 2005 in connection with the utilization of timeshare intervals in the RCI Weeks and Points exchange programs. The increase in annual dues and exchange revenues also include the translation effects of foreign exchange movements, which favorably impacted annual dues and exchange revenues by $1 million.

EBITDA further reflects a quarter-over-quarter increase in expenses of $24 million (13%) primarily driven by (i) a $9 million increase in volume-related expenses, which was substantially comprised of higher reservation call center staffing costs to support member growth and increased call volume, (ii) the unfavorable impact of foreign currency translation on expenses of $7 million, (iii) $6 million of higher cost of sales on rentals of vacation stay intervals, (iv) $3 million of incremental expenses incurred for future revenue generation, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities and (v) $1 million of costs related to our separation from Cendant. These increases were partially offset by $2 million of cost savings due to efficiencies realized in 2006 resulting from restructuring activities in 2005.

Vacation Ownership
Revenues and EBITDA increased $31 million (6%) and $9 million (11%), respectively, in the third quarter of 2006 compared with the third quarter of 2005. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of the adoption of SFAS No. 152. The impact of SFAS No. 152 on our third quarter of 2006 results was a reduction to revenues and EBITDA of $72 million and $5 million, respectively.

Exclusive of the impact of SFAS No. 152, gross sales of VOIs at our vacation ownership business increased $77 million (19%) in the third quarter of 2006, driven principally by a 15% increase in tour flow and a 6% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and VPG benefited from higher pricing. Revenue and EBITDA comparisons were negatively impacted by $6 million and $4 million, respectively, as a result of the deferral of VOI sales under the percentage-of-completion method of accounting.

In addition, revenues and EBITDA increased $16 million and $8 million, respectively, in the third quarter of 2006 due to incremental net interest income earned on contract receivables primarily due to growth in the portfolio. During the third quarter of 2006, we also recognized $12 million of incremental property management fees primarily as a result of growth in the number of units under management.

EBITDA further reflects an increase of approximately $78 million (18%) in operating, marketing and administrative expenses, exclusive of the impact of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $24 million of increased cost of sales primarily associated with increased VOI sales, (ii) $18 million of additional commission expense associated with increased VOI sales, (iii) $15 million of incremental marketing expenses to support sales efforts, (iv) $14 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (v) $9 million of increased costs related to the property management services discussed above, (vi) $7 million of additional contract receivable provisions primarily associated with increased VOI sales and (vii) $1 million of costs related to our separation from Cendant. Such increases were partially offset by the absence of $14 million of expenses in the third quarter of 2005 associated with the impact of the hurricanes experienced in the Gulf Coast region of the U.S. during September 2005, which continues to affect us in 2006.

Corporate and Other
Corporate and Other expenses increased $71 million in the third quarter of 2006 compared with the third quarter of 2005. Such increase includes $65 million of costs incurred as a result of the execution of our separation from Cendant on July 31, 2006 primarily related to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards (see Note 11 to our Condensed Consolidated and Combined Financial Statements). In addition, the third quarter of 2006 Corporate and Other results include only one month of corporate allocations from our former Parent, while the third quarter of 2005 results include three months.

Interest Expense (Income), Net
Interest expense (income), net increased $13 million in the third quarter of 2006 compared with the third quarter of 2005 primarily as a result of (i) $12 million of interest paid on the new borrowing arrangements that we entered into in July 2006, which had an average outstanding balance of $717 million and an average interest rate of 5.9%, (ii) a $5 million decrease in net interest income earned on advances between us and our former Parent due to advances eliminated upon our separation from Cendant and (iii) a $2 million decline in interest income earned on invested cash balances as a result of a decrease in cash available for investment. Such amounts were partially offset by (i) a decline of $4 million of interest paid on our vacation ownership asset-linked debt primarily due to its elimination by our former Parent in July 2006 and (ii) a $3 million increase in capitalized interest at our vacation ownership business increased due to the development of vacation ownership inventory. All such amounts are recorded within interest expense (income), net on the Condensed Consolidated and Combined Statements of Income.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005

Our consolidated results are as follows:

	Nine Months Ended September 30,
	2006	2005	Change

Net revenues	$2,872	$2,610	$262
Expenses	2,456	2,134	322

Operating income	416	476	(60)
Interest expense, net	20	2	18

Income before income taxes	396	474	(78)
Provision for income taxes	137	134	3

Income before cumulative effect of accounting change	259	340	(81)
Cumulative effect of accounting change, net of tax	(65)	–	(65)

Net income	$194	$340	$(146)

During the nine months ended September 30, 2006, our net revenues increased $262 million (10%) principally due to (i) a $240 million increase in net sales of VOIs at our vacation ownership businesses primarily due to higher tour flow and an increase in VPG; (ii) $102 million of incremental revenue generated by the acquisitions of the Wyndham Hotels and Resorts and Baymont Inn & Suites brands; (iii) a $41 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) $25 million of incremental property management fees primarily as a result of growth in the number of units under management within our vacation ownership business; (v) a $18 million increase in organic revenues in our lodging business, primarily due to RevPAR growth, partially offset by a decline in weighted average rooms; (vi) a $17 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume and an increase in the average price per rental; and (vii) an $11 million increase in annual dues and exchange revenues due to an increase in the average annual dues and exchange revenues generated per member and growth in the average number of members. These increases were partially offset by a decrease in revenues of $180 million as a result of the classification of the provision for loan losses as a reduction of revenues during the nine months ended September 30, 2006 in connection with the adoption of SFAS No. 152.

Total expenses increased $322 million (15%) principally reflecting (i) a $126 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our contact centers and vacation ownership business, increased costs related to the property management services that we provide at our vacation ownership business and increased interest expense on our securitized debt, which is included in operating expenses; (ii) $98 million of incremental expenses generated by the acquisitions of the Wyndham Hotels and Resorts and Baymont Inn & Suites brands, primarily reflecting marketing investments; (iii) $76 million of costs related to our separation from Cendant; (iv) a $55 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; and (v) a $21 million charge recorded in the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions within our European vacation rental business. These increases were partially offset by a decrease of $96 million in provision for loan losses, which includes $12 million in 2005 to account for the impact of the hurricanes experienced in the Gulf Coast region of the U.S., and a decrease of $12 million in cost of vacation ownership interests. The $12 million decrease in cost of vacation ownership interests was comprised of $80 million of estimated uncollectibles, partially offset by $68 million of increased cost of sales primarily associated with increased VOI sales. Such decreases, apart from the expenses related to Gulf Coast hurricanes, are the result of the reclassification of the provision for loan losses from expenses to net revenues and the reduction of cost of sales of inventory as a result of our adoption of SFAS No. 152.

Depreciation and amortization increased $10 million primarily due to an increase in information technology capital investments made in 2005, a trend which has continued in 2006. Interest expense, net increased $18 million in 2006 primarily as a result of interest paid on our new borrowing arrangements and interest on local taxes payable to certain foreign jurisdictions, partially offset by increased capitalized interest at our vacation ownership business due to increased development of vacation ownership inventory. Our effective tax rate increased to 35% in the nine months ended September 30, 2006 from 28% in the nine months ended September 30, 2005 primarily due to the absence of a one-time tax benefit recognized in the first quarter of 2005 related to changes in tax basis differences in assets of foreign subsidiaries, partially offset by a $15 million benefit resulting from refinements in our 2005 state effective tax rates.

As a result of these items, our net income decreased $146 million (43%) during the nine months ended September 30, 2006 compared to the same period in 2005.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30:

	Revenues			EBITDA
			%			%
	2006	2005	Change	2006	2005	Change

Lodging	$509	$389	31	$162	$152	7
Vacation Exchange and Rental	853	833	2	206	238	(13)
Vacation Ownership	1,514	1,392	9	236	194	22

Total Reportable Segments	2,876	2,614	10	604	584	3
Corporate and Other(a)	(4)	(4)	*	(81)	(11)	*

Total Company	$2,872	$2,610	10	523	573	(9)

Less: Depreciation and amortization				107	97
Interest expense, net				20	2

Income before income taxes				$396	$474

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging
Revenues and EBITDA increased $120 million (31%) and $10 million (7%), respectively, in the nine months ended September 30, 2006 compared with the same period in 2005 primarily reflecting the October 2005 acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand and strong RevPAR gains across our legacy brands, which were partially offset in EBITDA by our strategic decision to increase brand recognition and drive brand bookings through more extensive marketing campaigns, particularly for our Wyndham brand.

The franchise business of the Wyndham brand contributed incremental revenues of $36 million to the nine months ended September 30, 2006 while EBITDA remained flat as we continued to execute a key strategy to promote the Wyndham brand name and drive brand bookings through enhanced marketing efforts. Additionally, within the property management business of the Wyndham brand, we generated $59 million in revenues, of which $53 million related to reimbursable payroll costs that we incur and pay on behalf of property owners. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. The operating results of our lodging business also reflect the acquisition of Baymont Inn & Suites, which was acquired in April 2006 and contributed incremental revenues and EBITDA of $7 million and $4 million, respectively.

Apart from these acquisitions, revenues in our lodging business increased $18 million (5%) in nine months ended September 30, 2006. Such increase was primarily due to RevPAR growth of 9%, partially offset by a 3% decline in weighted average rooms available, as well as the absence of a $7 million gain recognized in the first quarter of 2005 on the sale of an investment no longer deemed to be strategic. The RevPAR growth and rooms decline both reflect (i) increases in price and occupancy principally attributable to the beneficial impact of management initiatives implemented in prior periods, such as the strategic assignment of personnel to field locations designed to assist franchisees in improving their operating performance and an overall improvement in the economy lodging segment, (ii) our termination of underperforming properties throughout 2005 that did not meet our required quality standards or their financial obligations to us and (iii) the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreements.

As previously discussed, a strategic growth initiative of our lodging business is to increase brand awareness and drive brand bookings. To this end, during the nine months ended September 30, 2006, we increased our marketing spend by $14 million (8%) (excluding the impact of the acquisitions discussed above) reflecting (i) additional fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes), (ii) additional campaigns in international regions that we have targeted for growth and (iii) incremental investments in our TripRewards loyalty program. In addition, expenses also increased $1 million as a result of our separation from Cendant.

Vacation Exchange and Rental
Revenues increased $20 million (2%) and EBITDA decreased $32 million (13%) in the nine months ended September 30, 2006 compared with the same period in 2005, primarily reflecting a $17 million increase in net revenues from rental transactions and an $11 million increase in annual dues and exchange revenues, partially offset in EBITDA by a $52 million increase in expenses, as discussed below, and an $8 million decline in ancillary revenues.

Net revenues generated from rental transactions and related services increased $17 million (5%) during the nine months ended September 30, 2006 driven by a 3% increase in rental transaction volume, partially offset by a 1% decrease in the average price per rental. Despite the reduction in the average price per rental, we realized an overall 2% increase in average revenue per rental due to a greater mix of properties rented that generated higher commission rates and incremental service fees per rental. The growth in rental transaction volume was primarily driven by an increase of approximately 24,900 weeks (11%) in arrivals at our Landal GreenParks vacation sites. The increase in net revenues from rental transactions and the average price per rental includes the translation effects of foreign exchange movements, which unfavorably impacted rental revenues by $1 million and accounted for the 1% reduction in the average price per rental.

Annual dues and exchange revenues increased $11 million (3%) during the nine months ended September 30, 2006 as compared with the same period in 2005 due to a 4% increase in the average number of members, partially offset by a 1% reduction in the average annual dues and exchange revenues generated per member. Points-based transactions represented 19% of the total exchange transactions during the nine months ended September 30, 2006 as compared with 17% during the nine months ended September 30, 2005. Although exchange transactions per member remained relatively constant period-over-period, there has been a shift to a greater amount of points-based members and related points-based transactions from the standard one-week for one-week exchange members and transactions in our legacy RCI Weeks exchange program, which resulted in an increase in our overall member base and exchange transaction volume. Since points are exchangeable for various travel-related products and services, as well as for vacation stays for various lengths of time, points-based exchange activity will generally result in higher transaction volumes with lower average fees as compared with the RCI Weeks exchange program.

Ancillary revenues declined $8 million during the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to a reduction in travel fee revenues as a result of lower rates in 2006 relating to an outsourcing agreement to provide services to third-party travel club members.

EBITDA further reflects an increase in expenses of $52 million (9%) primarily driven by (i) a $21 million charge in the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions, (ii) a $14 million increase in volume-related expenses, which was substantially comprised of higher reservation call center staffing costs to support member growth and increased call volumes, (iii) $8 million of incremental expenses incurred for future revenue generation, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities, (iv) $4 million of costs primarily related to higher corporate overhead allocations, (v) $4 million of higher cost of sales on rentals of vacation stay intervals and (vi) $3 million of costs related to our separation from Cendant. These increases were partially offset by (i) a $5 million reduction in employee incentive program expenses during 2006 and (ii) $5 million of cost savings due to efficiencies realized in 2006 resulting from restructuring activities in 2005.

Vacation Ownership
Revenues and EBITDA increased $122 million (9%) and $42 million (22%), respectively, in the nine months ended September 30, 2006 as compared with the same period in 2005. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of the adoption of SFAS No. 152. The impact of SFAS No. 152 on our results for the nine months ended September 30, 2006 was a reduction to revenues of $145 million and an increase to EBITDA of $5 million.

Operational changes made to certain purchase incentives during 2006 resulted in the recognition of certain revenues that were deferred upon the adoption of SFAS No. 152. As a result, included within the impact of SFAS No. 152 are increases to revenue and EBITDA of $66 million and $33 million, respectively, during the nine months ended September 30, 2006. Excluding such increases, the impact of SFAS No. 152 would have been a reduction to revenues and EBITDA of $211 million and $28 million, respectively, during the nine months ended September 30, 2006.

Exclusive of the impact of SFAS No. 152, gross sales of VOIs at our vacation ownership business increased $210 million (20%) in the nine months ended September 30, 2006 principally driven by an 11% increase in tour flow and a 9% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and VPG benefited from higher pricing. Revenue and EBITDA comparisons were favorably impacted by $2 million as a result of the recognition of VOI sales previously deferred under the percentage-of-completion method of accounting.

In addition, revenues and EBITDA increased $41 million and $24 million, respectively, in the nine months ended September 30, 2006 due to incremental net interest income earned on contract receivables primarily due to growth in the portfolio. Revenue and EBITDA comparisons were also negatively impacted by the absence of $11 million of income recorded in the second quarter of 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans. During the nine months ended September 30, 2006, we also recognized $25 million of incremental property management fees primarily as a result of growth in the number of units under management.

EBITDA further reflects an increase of approximately $213 million (18%) in operating, marketing and administrative expenses, exclusive of the impact of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $61 million of increased cost of sales primarily associated with increased VOI sales, (ii) $50 million of additional commission expense associated with increased VOI sales, (iii) $33 million of incremental marketing expenses to support sales efforts, (iv) $30 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (v) $21 million of increased costs related to the property management services discussed above, (vi) $13 million of additional contract receivable provisions primarily associated with increased VOI sales, (vii) $4 million of increased costs associated with the repair of one of our completed VOI resorts and (viii) $3 million of costs related to our separation from Cendant. Such increases were partially offset the absence of $14 million of expenses in the third quarter of 2005 associated with the impact of the hurricanes experienced in the Gulf Coast during September 2005, which continues to affect us in 2006.

Corporate and Other
Corporate and Other expenses increased $70 million in the nine months ended September 30, 2006 compared with the same period in 2005. Such increase includes $69 million of costs incurred as a result of the execution of our separation from Cendant on July 31, 2006 primarily related to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards. In addition, the nine months ended September 30, 2006 Corporate and Other results include only seven months of corporate allocations from our former Parent, while the nine months ended September 30, 2005 results include nine months.

Interest Expense, Net
Interest expense, net increased $18 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily as a result of (i) $12 million of interest paid on the new borrowing arrangements that we entered into in July 2006, (ii) $11 million of interest on local taxes payable to certain foreign jurisdictions and (iii) $5 million of increased interest expense on existing borrowings primarily due to increased interest rates. Such amounts were partially offset by (i) a $6 million increase in capitalized interest at our vacation ownership business increased due to the development of vacation ownership inventory and (ii) a $4 million increase in net interest income earned on advances between us and our former Parent due to increased activity during the first six months of 2006 as compared to the first six months of 2005. All such amounts are recorded within interest expense (income), net on the Condensed Consolidated and Combined Statements of Income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005	Change

Total assets	$9,118	$9,167	$(49)
Total liabilities	5,506	4,134	1,372
Total stockholders’ equity	3,612	5,033	(1,421)

Total assets decreased $49 million from December 31, 2005 to September 30, 2006 primarily due to a $1,125 million decrease in the net intercompany funding to former Parent, which reflects the elimination of amounts due from Cendant upon our separation from them. Such decrease was substantially offset by (i) a $242 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, as well as the $83 million reclassification of the estimated value of inventory to be recovered on future defaulted contract receivables losses in accordance with our adoption of SFAS No. 152, a new accounting pronouncement related to vacation ownership interest transactions, (ii) a $178 million increase in vacation ownership contract receivables, net due to increased VOI sales, (iii) a $139 million increase in other current assets primarily due to the adoption of SFAS No. 152, which resulted in the deferral of greater amounts of costs and revenues at September 30, 2006 compared to December 31, 2005 and increased restricted cash within our vacation ownership business relating to proceeds held for a new VOI resort still in development, (iv) a $116 million increase in property and equipment principally within our vacation ownership business associated with building and reclassifications as a result of our adoption of SFAS No. 152 and within our vacation exchange and rental businesses increased development at Landal GreenParks, (v) a $63 million increase in due from former Parent and subsidiaries relating to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds, (vi) a $61 million increase in cash and cash equivalents at our vacation exchange and rental business resulting from higher receipts from the European holiday season and within Corporate and Other as a result of the establishment of a cash accounting system separate from Cendant, (vii) a $50 million increase in trademarks primarily related to the acquisition of Baymont Inn & Suites in April 2006 and (viii) a $42 million increase in goodwill primarily related to the acquisition of a vacation ownership marketing and development business and foreign exchange translation adjustments within our vacation and exchange and rental business, partially offset by the settlement of the ultimate tax basis of acquired assets with the tax authority within our vacation ownership business.

Total liabilities increased $1,372 million primarily due to (i) a $497 million increase in due to former Parent and subsidiaries as a result of the assumption of certain contingent and other corporate liabilities of our former Parent or its subsidiaries upon our separation, (ii) $460 million of additional net borrowings primarily due to approximately $800 million borrowed on new debt arrangements entered into in July 2006 to support the development of vacation ownership properties and $203 million principally reflecting greater securitization of vacation ownership contract receivables, partially offset by the elimination by our former Parent of $600 million of borrowings outstanding under our former Parent’s asset-linked facility relating to certain of our assets (which balance was $550 million at December 31, 2005 and was previously reflected as long-term debt on our condensed consolidated and combined balance sheet), (iii) a $263 million increase in deferred income primarily due to increased activity within our vacation ownership business, the adoption of SFAS No. 152, as discussed above, and increased deferred revenue within our vacation exchange and rental business and (iv) a $235 million increase in accrued expenses and other current liabilities primarily due to increased marketing expenses to promote growth in our businesses and local taxes payable to certain foreign jurisdictions and the related interest payable on such accrual within our vacation exchange and rental business.

Total stockholders’ equity decreased $1,421 million principally due to (i) the elimination of net intercompany funding to former Parent of $1,125 million, (ii) the transfer of proceeds from our new borrowing arrangements to our former Parent of $1,360 million, (iii) the assumption of $497 million of contingent liabilities as a result of our separation and (iv) $132 million of treasury stock purchased through our stock repurchase program. Such decreases were partially offset by (i) $760 million of proceeds contributed to us by our former Parent upon the sale of Travelport, (ii) the elimination by our former Parent of $600 million of borrowings outstanding under our former Parent’s asset-linked facility relating to certain of our assets and (iii) $194 million of net income generated during the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and our available borrowing facilities. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other secured debt to finance vacation ownership contract receivables and the development of vacation ownership properties. In connection with our separation from Cendant, on July 27, 2006, we drew down $1,360 million under our new borrowing facilities and issued approximately $50 million in letters of credit. Our liquidity has been further augmented through available capacity under these new facilities and we believe that access to these facilities and our current and long-term liquidity vehicles will be sufficient to meet our ongoing needs.

CASH FLOWS

During the nine months ended September 30, 2006 and 2005, we had a net change in cash and cash equivalents of $61 million and $26 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2006	2005	Change

Cash provided by (used in):
Operating activities	$184	$134	$50
Investing activities	(391)	(261)	(130)
Financing activities	269	168	101
Effects of changes in exchange rate on cash and cash equivalents	(1)	(15)	14

Net change in cash and cash equivalents	$61	$26	$35

During the nine months ended September 30 2006, we generated $50 million more cash from operating activities as compared to the same period in 2005. Such change principally reflects a net increase relating to deferred income taxes, stronger operating results, and higher accounts payable and accrued liabilities, partially offset by higher investments in inventory and vacation ownership contract receivables.

During the nine months ended September 30, 2006, we used $130 million more cash for investing activities as compared with the same period in 2005. The increase in cash outflows primarily relates to (i) the completion of the previously announced acquisition of the Baymont brand and system of 115 franchised properties for approximately $60 million in cash, (ii) the acquisition of a vacation ownership and resort management business for $45 million in cash, (iii) an increase of $40 million in capital expenditures and (iv) an increase of $27 million in restricted cash.

During the nine months ended September 30, 2006, we generated $101 million more cash from financing activities as compared with the same period in 2005, which principally reflects incremental cash inflows from (i) $1,132 million of additional borrowings within our vacation ownership business during 2006, (ii) $800 million of proceeds from our new borrowing arrangements and (iii) the receipt of a capital contribution from our former Parent for approximately $760 million resulting from the sale of Travelport (see “Financial Obligations” for a detailed discussion). Such increases were partially offset by (i) an increase in our dividend to former Parent of approximately $1,301 million and (ii) $1,174 million of increased principal payments on existing borrowings.

We intend to continue to invest in capital improvements, technological improvements in our lodging business and the development of our vacation ownership, vacation rental and mixed-use properties. In addition, we may seek to acquire additional franchise agreements, property management contracts and ownership interests in hotel or vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We anticipate spending approximately $215-245 million on capital expenditures in 2006. Capital expenditures in 2006 are expected to include (i) approximately $90-110 million to improve technology and maintain technological advantages, (ii) approximately $75-95 million on routine improvements, and (iii) approximately $35-45 million for information technology systems resulting from our separation from Cendant. We also anticipate spending approximately $500-600 million relating to vacation ownership development projects in 2006. The majority of the expenditures required to complete our capital spending programs and vacation ownership development projects will be financed through cash flow generated through operations. Additional expenditures will be financed through general unsecured corporate borrowings. Our unused borrowing capacity of $750 million under our $900 million revolving credit facility is available to finance our capital spending programs. On August 24, 2006, we announced our intention to commence a stock repurchase program of up to $400 million. Through September 30, 2006, we had repurchased 4.6 million shares at an average price of $28.43. During the period October 1, 2006 through November 13, 2006, we repurchased an additional 5.4 million shares at an average price of $29.19. We currently have $110 million remaining availability in our program and we intend to continue to repurchase shares subject to market conditions, applicable legal requirements and other factors.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	September 30,	December 31,
	2006	2005

Securitized vacation ownership debt:
Term notes	$967	$740
Bank conduit facility	371	395

Securitized vacation ownership debt	$1,338	$1,135

Debt:
Revolving credit facility (due July 2011)	$150	$–
Interim loan facility (due July 2007) (*)	350	–
Term loan (due July 2011)	300	–
Vacation ownership asset-linked debt	–	550
Bank borrowings:
Vacation ownership	113	113
Vacation rental	70	68
Vacation rental capital leases	144	139
Other	37	37

	$1,164	$907

(*)	The borrowings under this facility have been classified as long-term as the Company has the intent and ability to refinance these borrowings under its revolving credit facility, which has availability of $720 million at September 30, 2006.

As of September 30, 2006, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt
Term notes	$967	$967	$–
Bank conduit facility	800	371	429

Securitized vacation ownership debt (a)	$1,767	$1,338	$429

Debt:
Revolving credit facility (due July 2011) (b)	$900	$150	$750
Interim loan facility (due July 2007)	350	350	–
Term loan (due July 2011)	300	300	–
Bank borrowings:
Vacation ownership (c)	150	113	37
Vacation rental (d)	89	70	19
Vacation rental capital leases (e)	144	144	–
Other	37	37	–

	$1,970	$1,164	806

Less: Issuance of letters of credit (f)			(30)

			$776

(a)	This debt is collateralized by $1,718 million of underlying vacation ownership contract receivables and related assets.
(b)	The capacity under our revolving credit facility includes availability for letters of credit of $450 million. As of September 30, 2006, the total capacity of $750 million was further reduced by $30 million for the issuance of letters of credit.
(c)	These secured borrowings are collateralized by $140 million of underlying vacation ownership contract receivables and related assets. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	This bank debt is collateralized by $125 million of land and related vacation rental assets.

(e)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated and Combined Balance Sheets.

On July 11, 2006, we closed an additional series of term notes payable secured by vacation ownership loans in the initial principal amount of $550 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes.

The interim loan facility ranks pari passu with our unsecured debt, except with respect to maturity, as the interim facility has a one-year term and the revolving credit facility and term loan facility have five-year terms. Subject to market conditions, we intend to replace the interim loan facility in its entirety with a combination of senior unsecured medium-term, non-convertible, fixed and/or floating rate bonds.

The new borrowing facilities include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 12 to the Condensed Consolidated and Combined Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitized Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in the new credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of substantially all assets; and sale and leasebacks. Events of default in the new credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant).

Our new borrowing facilities contain covenants, including restrictions on indebtedness of material subsidiaries, mergers and certain sales of assets, limitations on liens, liquidations, and sale and leaseback transactions, and the maintenance of certain financial ratios. As of September 30, 2006, we are in compliance with all of the covenants including the required financial ratios.

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

After giving effect to the Separation, our senior unsecured debt has been rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on October 1st of each of the years set forth below:

	2006	2007	2008	2009	2010		Thereafter	Total

Securitized debt (a)	$213	$215	$328	$106	$94		$382	$1,338
Debt (b)	143	9	78	8	818	(c)	108	1,164
Operating leases	47	40	28	24	20		24	183
Other purchase commitments (d)	470	113	53	47	34		137	854

Total	$873	$377	$487	$185	$966		$651	$3,539

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our second obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense.
(c)	Includes $350 million outstanding on our interim loan facility, which will be refinanced under our revolving credit facility.
(d)	Primarily represents commitments for the development of vacation ownership properties.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements included in the Form 10 filed on July 12, 2006, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Since such date there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2006 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Controls Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Wyndham Worldwide Litigation

Wendell and Sandra Grimes, et al. v. Fairfield Resorts, Inc., FairShare Vacation Owners Association, et al. This class action complaint was filed on July 19, 2005 in the U.S. District Court for the Middle District of Florida. It alleges, under a variety of legal theories, that the defendants violated their duties to the members of FairShare Plus through self-serving changes to the reservation and availability policies (including an affiliation with RCI), which diminished the value of the vacation ownership interests purchased by the members and rendered it more difficult for members to obtain reservations at their home resort. The complaint does not seek monetary damages in a specified amount, nor does it specify the form of injunctive or declaratory relief sought. Plaintiffs filed their motion for class certification on October 18, 2005, and defendants submitted their opposition on January 18, 2006. On April 26, 2006, the court heard oral argument but did not rule on the plaintiffs’ motion for class certification. On April 27, 2006, the court denied the plaintiffs’ motion for class certification. On May 11, 2006, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for an interlocutory review of the District Court’s April 27 order denying class certification. On May 15, 2006, the District Court ordered plaintiffs to file not later than May 31, 2006, an amended complaint which omits class action allegations. On or about May 31, 2006, plaintiffs filed an amended complaint omitting the class action allegations. On June 7, 2006, defendants moved to dismiss the amended complaint for lack of subject matter jurisdiction. On June 21, 2006, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiff’s petition for an interlocutory review of the District Court’s April 27 order. On July 14th, 2006, the U.S. District Court granted defendants’ motion to dismiss the amended complaint for lack of subject matter jurisdiction. On August 8th, 2006, plaintiffs filed a notice of final appeal before the Eleventh Circuit Court of Appeals. Plaintiffs filed their appellate brief on September 25, 2006. Defendants filed opposition to plaintiffs’ appeal on October 23, 2006. Plaintiffs filed their reply to defendants’ opposition on November 6, 2006.

In Re: Resort Condominiums International, LLC and RCI Canada, Inc. On August 4, 2004 companion complaints were filed against Resort Condominium International, LLC and RCI Canada, Inc. in three Alberta jurisdictions alleging that the RCI Points program is an unlicensed travel club and the unregistered sales of memberships in the program is a regulatory violation of the Alberta Fair Trading Act. The complaints seek statutory penalties. RCI’s defense is premised upon the fact that the RCI Points program simply provides a system to use accommodations currently owned by the vacation ownership consumer and is not a travel club, as defined in the statute, as it does not involve the future purchase of accommodations The matters have been consolidated for trial commencing April 16, 2007 in Calgary. Settlement talks between the Government and the co-defendant developer have reached an impasse. RCI is exploring whether the Government will voluntarily dismiss RCI from these matters. The Government has indicated it intends to dismiss RCI from the matters at an upcoming status hearing in January 2007.

Source v. Cendant Corporation. Source, Inc., which we refer to as Source, filed suit against Cendant on July 28, 2005 in the U.S. District Court for the Eastern District of Texas. Source alleges infringement of four patents related to Source’s “centralized consumer cash value accumulation system for multiple merchants.” Source alleges that Wyndham Hotel Group’s TripRewards program infringes upon Source’s guest loyalty system. Source seeks monetary damages and injunctive relief. While the parties have discussed a nuisance value settlement, Cendant has filed an answer and motion to stay the litigation pending reexamination of two of the patents by the Patent and Trademark Office. The motion for stay was granted, and the matter was stayed until April 2006. We applied for an extension of that stay, which Source opposed. The Court has lifted the stay. The parties have filed a joint motion to dismiss the matter without prejudice and have committed to exploring possible business solutions to the dispute. The dismissal order was signed by the Court on August 10, 2006.

In addition, we are involved in claims and legal actions arising in the ordinary course of our business including: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts and negligence claims asserted in connection with acts or occurrences at franchised or managed properties; for our vacation exchange and rental business—breach of contract claims by both affiliates and members in connection with their respective agreements and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, conflict of interest, fraud and consumer protection act claims by property owners’ associations, owners and prospective owners in connection with the sale of vacation ownership interests or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy and employment matters involving claims of discrimination and wage and hour claims.

Cendant Litigation
Under the separation agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs related to the Cendant litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the issuance of the Information Statement, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Approximately five lawsuits remain unresolved in addition to the matters described below.

In Re Cendant Corporation Litigation, which we refer to as the Securities Action, is a consolidated class action in the U.S. District Court for the District of New Jersey brought on behalf of all persons who acquired securities of Cendant and CUC, except the PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are Cendant; 28 current and former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, or Ernst & Young, CUC’s former independent accounting firm.

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

Semerenko v. Cendant Corp., et al. and P. Schoenfield Asset Management LLC v. Cendant Corp., et al. in the U.S. District Court for the District of New Jersey were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc., between January 27, 1998 and October 13, 1998. On April 4, 2006, Cendant entered into an agreement to settle this matter for $22 million. On or about October 5, 2006, we contributed to Avis Budget approximately $8 million constituting 37.5% of the settlement.

Cendant Tax Audit.  The IRS is currently examining Cendant’s federal income tax returns for taxable years 1998 through 2002 during which our business was included in Cendant’s tax returns. Over the course of the audit, we and Cendant have responded to various requests for information, primarily focused on the 1999 statutory merger of Cendant’s former fleet business; the calculation of the stock basis in the 1999 sale of a Cendant subsidiary; and the deductibility of expenses associated with the shareholder class action litigation resulting from the merger with CUC. Recently, Cendant advised us that it will accept the IRS’s proposed assessments on all issues affecting the 1998 to 2002 examination period except for the assessments relating to the shareholder litigation. We believe our reserves are adequate with respect to all issues, including with respect to the IRS claims relating to the shareholder litigation. Cendant has advised us that it believes it has a strong legal basis for its shareholder litigation position and has a tax opinion from a third party supporting Cendant’s position. We and Cendant believe Cendant will prevail on the shareholder litigation position upon further review by the IRS or litigation, if necessary. If Cendant were not successful on this position, there may be a material adverse effect on our net income or cash flows in the period or periods for which that determination is made.

Item 1A.	Risk Factors.

We are subject to a number of risks relating to the separation, our business and the trading price of our common stock. For a description of these risk factors, please refer to Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q filed with the SEC on August 18, 2006, and under “Risk Factors” in our Information Statement filed with the SEC on July 19, 2006 as Exhibit 99.1 to a Current Report on Form 8-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended September 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan (*)	Plan
July 1 - 31, 2006	–	–	–	–
August 1 - 31, 2006	552,500	$28.81	552,500	$384,080,909
September 1 - 30, 2006	4,081,900	$28.38	4,081,900	$268,227,116
Total	4,634,400	$28.43	4,634,400	$268,227,116

(*)	On August 17, 2006, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to $400 million of its common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions. The plan has no set expiration date. No shares were purchased outside our share repurchase program during the periods set forth in the table above.

Item 5.	Other Information.

Renewal of Conduit Facility
On November 13, 2006, in connection with our vacation ownership securitization program, Sierra Timeshare Conduit Receivables Funding, LLC (the “Issuer”) and Wyndham Consumer Finance, Inc., as master servicer, entered into a First Amendment to the Series 2002-1 Supplement to the Master Indenture and Servicing Agreement (the “Series Supplement Amendment”) for the purpose of amending terms related to the Issuer’s Loan-Backed Variable Funding Notes, Series 2002-1 (the “Notes”) which Notes were issued to and are held by a group of commercial paper conduits. Pursuant to these amendments, the maximum principal amount of the Notes was increased from $800 million to $1 billion, the liquidity termination date was extended to November 12, 2007 and the maturity date of the Notes was extended to December 15, 2009. The Series Supplement Amendment is among the Issuer, the Master Servicer and U.S. Bank National Association as Trustee and Collateral Agent. Also on November 13, 2006, (i) Wyndham Consumer Finance, Inc. as seller, entered into a First Amendment to the Master Loan Purchase Agreement and a First Amendment to the Series 2002-1 Supplement to the Master Loan Purchase Agreement each of which is among Wyndham Consumer Finance, Inc., as seller, Sierra Deposit Company, LLC, as purchaser, Wyndham Vacation Resorts, Inc., as co-originator and other subsidiaries of Wyndham Worldwide Corporation related to the vacation ownership business and (ii) Trendwest Resorts, Inc., as seller entered into a First Amendment to the Series 2002-1 Supplement to the Master Loan Purchase Agreement which is among Trendwest Resorts, Inc. and Sierra Deposit Company, LLC, as purchaser. Certain of the purchasers of the Notes, the Trustee and the Collateral Agent, and their respective affiliates, have performed and may in the future perform, various commercial banking, investment banking and other financial advisory services for us and our subsidiaries for which they have received, and will receive, customary fees and expenses.

Stockholder Proposals for 2007 Annual Meeting
We expect to hold our 2007 annual meeting of stockholders in the spring of 2007. Stockholders interested in submitting a proposal for consideration at our 2007 annual meeting must do so by sending such proposal to our Corporate Secretary at Wyndham Worldwide Corporation, Seven Sylvan Way, Parsippany, New Jersey 07054. Under the Securities and Exchange Commission’s proxy rules, the deadline for submission of proposals that are to be included in the proxy materials for the 2007 annual meeting is a reasonable time before we begin to print and mail our proxy statement, and we have determined that this deadline is December 15, 2006. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2007 annual meeting, any such stockholder proposal must be received by our Corporate Secretary on or before December 15, 2006 and comply with the procedures set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as the advance notice provisions of our amended and restated By-Laws. Any stockholder proposal received after December 15, 2006 will not be considered for inclusion in the proxy materials. Under our By-Laws, in order for a stockholder proposal submitted outside of Rule 14a-8, and therefore not included in our proxy materials, to be considered timely, such proposal must be received by our Corporate Secretary not later than the 10th business day following the date on which notice of the date of the 2007 annual meeting is mailed to stockholders or we otherwise make public disclosure of the date of such annual meeting, whichever occurs first.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: November 14, 2006	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: November 14, 2006	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.		Description

2.1		Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2	.2*	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006.
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2		Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10	.10(a)*	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and amended and restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August, 29, 2002 and amended and restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as Trustee and Collateral Agent
10	.11(a)*	First Amendment, dated as of November 13, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and amended and restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC as Purchaser
10	.12(a)*	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 20, 2002 and amended and restated as of July 7, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and amended and restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC as Purchaser
10	.14(a)*	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and amended and restated as of November 13, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and amended and restated as of July 7, 2006, by and between Trendwest Resorts, Inc., as Seller, and Sierra Deposit Company, LLC, as Purchaser
15	*	Letter Re: Unaudited Interim Financial Information.
31	.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith