Form 10-K
period 2006-12-31
WYNDHAM WORLDWIDE CORP
filed 2007-03-07
CIK 1361658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NO. 1-32876

WYNDHAM WORLDWIDE CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0052541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

SEVEN SYLVAN WAY PARSIPPANY, NEW JERSEY (Address of principal executive offices)	07054 (Zip Code)

973-753-6000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
WYN Common Stock, Par Value $.01	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on August 1, 2006, the effective date of the Registrant’s Separation from the Cendant Corporation, was $6,381,533,299. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of the Registrant’s common stock was 188,895,025 as of January 31, 2007.

PART I

ITEM 1.	BUSINESS

Overview

As one of the world’s largest hospitality companies, we offer individual consumers and business-to-business customers a broad suite of hospitality products and services across various accommodation alternatives and price ranges through our premier portfolio of world-renowned brands. With more than 20 brands, which include Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, TripRewards, RCI, Landal GreenParks, English Country Cottages, Novasol, Wyndham Vacation Resorts (formerly Fairfield Resorts) and WorldMark by Wyndham (formerly Trendwest Resorts), we have built a significant presence in most major hospitality markets in the United States and throughout the rest of the world. For 2006, total spending by domestic and international travelers in the United States was expected to be $675 billion, an increase of approximately 5% from spending levels in 2005 and of approximately 16% from spending levels in 2000, which witnessed the highest ever levels of travel spending for any year prior to the September 11, 2001 terrorist attacks. Globally, travel spending was expected to grow by 5% in 2006 to $4.5 trillion. Historically, we have pursued what we believe to be financially-attractive entrance points in the major global hospitality markets to strengthen our portfolio of products and services. Wyndham Worldwide is well positioned to compete in the major hospitality segments of this large and growing industry.

We operate primarily in the lodging, vacation exchange and rentals, and vacation ownership segments of the hospitality industry:

•	Through our lodging business, we franchise hotels in the upscale, middle and economy segments of the lodging industry and provide property management services to owners of luxury and upscale hotels;

•	Through our vacation exchange and rentals business, we provide vacation exchange products and services to owners of intervals of vacation ownership interests, and we market vacation rental properties primarily on behalf of independent owners; and

•	Through our vacation ownership business, we market and sell vacation ownership interests to individual consumers, provide consumer financing in connection with the sale of vacation ownership interests and provide property management services at resorts.

Each of our lodging, vacation exchange and rentals and vacation ownership businesses has a long operating history. Our lodging business began operations in 1990 with the acquisition of the Howard Johnson and Ramada brands, each of which opened its first hotel in 1954. RCI, the best known brand in our vacation exchange and rentals business, was established more than 30 years ago, and our vacation ownership brands, Wyndham Vacation Resorts and Wyndham Resort Development Corporation, which operates as WorldMark by Wyndham, began vacation ownership operations in 1980 and 1989, respectively.

We provide directly to individual consumers our high quality products and services, including the various accommodations we market, such as hotels, vacation resorts, villas and cottages, and products we offer, such as vacation ownership interests. We also provide valuable products and services to our business-to-business customers, such as franchisees, affiliated resort developers and prospective developers. These products and services include marketing and central reservation systems, back office services and loyalty programs. We strive to provide value-added products and services that are intended both to enhance the travel experience of the individual consumer and to drive revenue to our business-to-business customers. The depth and breadth of our businesses across different segments of the hospitality industry provide us with the opportunity to expand our relationships with our existing individual consumers and business-to-business customers in one or more segments of our business by offering them additional or alternative products and services from our other segments.

The largest portion of our revenues comes from fees we receive in exchange for providing products and services. We receive fees, for example, as royalties for utilizing our brands and for providing property management and vacation exchange and rentals services. The remainder of our revenues comes from the proceeds of sales of products, such as vacation ownership interests, and related services. The fees we earn by providing products and services and proceeds from sales of our products and services provide us with strong and stable cash flows.

Global Operations

Our lodging, vacation exchange and rentals and vacation ownership businesses all have operations outside the United States. In 2006, we derived 78% of our revenues in the United States and 22% internationally while we had 79% of our long-lived assets in the United States and 21% internationally. The table below notes the more significant countries of operations ($ in millions).

	2006	2005	2004

Net revenues
United States	$2,997	$2,714	$2,385
United Kingdom	223	211	174
Australia	104	99	94
Netherlands	167	163	113
Other	351	284	248

	$3,842	$3,471	$3,014

Long-lived assets
United States	$3,690	$3,478	$3,283
United Kingdom	282	270	304
Australia	33	30	30
Netherlands	330	383	422
Other	318	194	281

	$4,653	$4,355	$4,320

History and Development

Previously, we were a wholly owned subsidiary of Cendant Corporation (which changed its name to Avis Budget Group in September 2006). Cendant Corporation was created in December 1997 through the merger of CUC International, Inc., or CUC, and HFS Incorporated, or HFS. Prior to the merger, HFS was a major hospitality, real estate and car rental franchisor. At the time of the merger, HFS franchised hotels worldwide through brands, such as Ramada, Days Inn, Super 8, Howard Johnson and Travelodge. Subsequent to the merger, Cendant took a number of steps and completed a number of transactions to grow its Hospitality Services business and to develop its Timeshare Resorts business (which is the same business as our vacation ownership business), including the following:

•	entry into the vacation ownership business with the acquisitions of Wyndham Vacation Resorts and WorldMark by Wyndham in 2001 and 2002, respectively;

•	entry into the vacation rentals business through the acquisition of various brands, including Cuendet and the Holiday Cottages group of brands, which includes English Country Cottages, in 2001, Novasol in 2002, and Landal GreenParks and Canvas Holidays in 2004;

•	commencement of the TripRewards loyalty program in 2003;

•	purchase of all remaining ownership rights to the Ramada brand on a worldwide basis from Marriott International in 2004;

•	acquisition of the global Wyndham Hotels and Resorts brand, related vacation ownership development rights and selected hotel property management contracts in 2005; and

•	acquisition of the Baymont brand in April 2006.

Prior to July 31, 2006, Cendant transferred to Wyndham Worldwide all of the assets and liabilities, including the entities holding substantially all of the assets and liabilities, of Cendant’s Hospitality Services (including Timeshare Resorts) businesses and, on July 31, 2006, Cendant distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Subsequent to our separation from Cendant, we further expanded our presence in the Lodging industry by acquiring a 30% equity interest in CHI Limited, a joint venture that provides management services to luxury and upper upscale hotels in Europe, the Middle East and Africa. As of December 31, 2006, we were providing property management services to 17 hotels branded as Corinthia through this joint venture. We expect 13 of these hotels to be branded or cobranded as Wyndham or Ramada during 2007.

Industry Overview

The hospitality industry is a major component of the travel industry, which is the third-largest retail industry in the United States after the automotive and food stores industries. The general health of the hospitality industry is affected by the performance of the U.S. economy. From 1981-2006, the U.S. economy has performed solidly as evidenced by the growth of the U.S. real Gross Domestic Product, or real GDP, at a compound annual growth rate, or CAGR, of 3.2% over the period. In 2006, the U.S. economy continued to perform solidly and it is expected to continue to perform solidly in 2007 and 2008 with real GDP expected to grow by approximately 2.6% and 3.2%, respectively.

The hospitality industry includes the segments in which Wyndham Worldwide operates—lodging, vacation exchange and rentals, and vacation ownership. In spite of the recent series of unprecedented challenges faced by the hospitality industry, including terrorism, Severe Acute Respiratory Syndrome (SARS) and natural disasters, the industry is growing. In 2005, domestic and international travelers spent in the United States an estimated $646 billion, which represents nearly an 8% increase from the prior year. In 2006, it was expected that the total spending by such travelers in the United States would reach $675 billion, which would be an increase of nearly 5% over 2005’s spending. This level of expected spending in 2006 was 16% higher than the spending in 2000, the year prior to the September 11, 2001 terrorist attacks.

Lodging Industry

The $134 billion domestic lodging industry is a growing segment of the hospitality industry. Companies in the lodging industry generally operate in one or more of the various lodging segments, including luxury, upscale, middle and economy, and generally operate under one or more business models, including franchise, management and/or ownership. The lodging industry is an important component of the U.S. hospitality industry. In 2006, the U.S. lodging industry boasted approximately 49,000 properties, which represented approximately 4.5 million guest rooms, which are comprised of approximately 3.0 million rooms in franchised hotels and approximately 1.5 million rooms in independent hotels. According to PricewaterhouseCoopers’ forecast, the U.S. lodging industry is expected to gross $25.1 billion in pre-tax profits in 2006, which represents an 11% increase from the prior year, followed by $27.2 billion in 2007 and $29.6 billion in 2008.

Growth in demand in the lodging industry is driven by two main factors: (i) the general health of the travel and tourism industry and (ii) the propensity for corporate spending on business travel. Demand for lodging grew by a 1.3% CAGR in the United States from 2000 through 2006. During this seven year period, the industry added approximately 639,000 rooms. Demand for lodging has grown even faster in the past four years from 2003 to 2006 at a 3.3% CAGR. Even with the recent increase in the number of hotel rooms, demand in the past few years has been outpacing supply, which creates a favorable business environment for lodging companies.

Performance in the lodging industry is measured by certain key metrics, such as average daily rate, or ADR, average occupancy rate and revenue per available room, or RevPAR, which is calculated by multiplying the ADR by the average occupancy rate. Over the past five years, the trends in these performance metrics have generally indicated that the lodging industry is growing. In 2006, the ADR in the United States was $97.24, which is 7.0% higher than the rate in the prior year, the average occupancy rate was 63.4%, which is 0.4% higher than the rate in the prior year and RevPAR was $61.62, which is 7.4% higher than RevPAR in the prior year. The following table demonstrates the trends in the key performance metrics:

Trends in Performance Metrics in the United States since 2001

		Change in
	Occupancy	Occupancy	Average Daily	Change		Change in
Year	Rate	Rate	Rate (ADR)	in ADR	RevPAR	RevPAR

2001	59.7%	(5.6)%	$83.96	(1.5)%	$50.16	(7.0)%
2002	59.0%	(1.2)%	82.71	(1.5)%	48.81	(2.7)%
2003	59.2%	0.3%	82.82	0.1%	49.02	0.4%
2004	61.3%	3.6%	86.25	4.1%	52.89	7.9%
2005	63.1%	2.9%	90.89	5.4%	57.35	8.5%
2006	63.4%	0.4%	97.24	7.0%	61.62	7.4%
2007E	63.3%	(0.1)%	102.91	5.8%	65.18	5.8%
Sources: Smith Travel Research; PricewaterhouseCoopers

Performance in the lodging industry is also measured by revenues earned by companies in the industry and by the number of new rooms added on a yearly basis. In 2006, the lodging industry earned revenues of $134 billion and added 118,800 new rooms. The following table demonstrates trends in revenues and new rooms:

Trends in Revenues and New Rooms in the United States since 2001

	Revenues	Change in	New	Change in
Year	($bn)	Revenue	Rooms (000s)	New Rooms

2001	$103.5	(7.7)%	90.5	(24.8)%
2002	102.5	(0.9)%	68.4	(24.4)%
2003	105.1	2.5%	76.6	12.0%
2004	114.0	8.5%	80.7	5.3%
2005	123.9	8.7%	83.6	3.6%
2006	133.9	8.1%	118.8	42.1%
2007E	144.0	7.5%	124.7	5.0%
Sources: Smith Travel Research; PricewaterhouseCoopers

The lodging industry generally can be divided into four main segments: (i) luxury; (ii) upscale, which also includes upper upscale properties, (iii) midscale, which is often further split into midscale with food and beverage and midscale without food and beverage; and (iv) economy. Luxury and upscale hotels typically offer a full range of on-property amenities and services including restaurants, spas, recreational facilities, business center, concierge, room service and local transportation (shuttle service to airport, local attractions and shopping). Midscale segment properties typically offer limited breakfast service, vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). Economy properties typically offer a swimming pool and airport shuttle. The following table sets forth the information on the ADR and on supply and demand for each segment and the associated subsegments:

Lodging Segments for Franchised Hotels

	Estimated	2006		2006 Room
	Average Daily	Rooms Sold	Change in	Supply	Change in
Segment (*)	Room Rate (ADR)	(Demand, 000s)	Demand	(000s)	Supply

Luxury	Greater than $180	55.0	5.4%	77.0	3.0%
Upper upscale	$115 to $180	386.6	1.6%	542.8	1.2%
Upscale	$85 to $115	281.0	1.5%	400.3	1.7%
Midscale with food-and-beverage	$57 to $85	321.1	(1.8)%	539.6	(2.6)%
Midscale without food-and-beverage	$57 to $85	445.8	3.2%	672.1	2.1%
Economy	Less than $57	421.8	(0.1)%	736.4	0.1%
Sources: Smith Travel Research; PricewaterhouseCoopers Hospitality Directions, U.S. Edition, December 2006.

(*)	The “economy” segments (upper economy, economy and lower economy) of our lodging brands, while based on the Smith Travel Research chain-scale segments represented in the table above, provide a greater degree of differentiation to correspond with the price sensitivities of our customers by brand. The “middle” segment of our lodging brands encompasses both the Smith Travel Research “midscale without food and beverage” and “midscale with food and beverage” segments. See the System Performance and Distribution Table below.

Typically, companies in the lodging industry operate under one or more of the following three business models:

•	Franchise. Under the franchise model, a company, which under this model is referred to as a franchisor, typically grants the use of a brand name to owners of hotels that the company neither owns nor manages in exchange for royalty fees that are typically equal to a percentage of room sales. Owners of independent hotels increasingly have been affiliating their hotels with national lodging franchise brands as a means to remain competitive. In 2006, the share of hotel rooms in the United States affiliated with a national lodging chain was approximately 67%.

•	Management. Under the management model, a company provides property management services to lodging properties that it owns and/or lodging properties owned by a third party in exchange for management fees, which may include incentive fees based on the financial performances of the properties.

•	Ownership. Under the ownership model, a company owns properties and therefore benefits financially from hotel revenues and any appreciation in the value of the properties.

Vacation Exchange and Rentals Industry

The estimated $39 billion global vacation exchange and rentals industry is a growing segment of the hospitality industry. Industry providers offer products and services to both leisure travelers and vacation property owners, including owners of second homes and vacation ownership interests. The vacation exchange and rentals industry offers leisure travelers access to a range of fully-furnished vacation properties, which include privately-owned vacation homes, apartments and condominiums, vacation ownership resorts, inventory at hotels and resorts, villas, cottages, boats and yachts. Providers offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access. For vacation property owners, affiliations with vacation exchange companies or vacation rental companies allow such owners to transfer the ability to facilitate exchanges of interests in vacation properties or marketing and renting vacation properties, as applicable, and, with respect to vacation properties for rental, to transfer the responsibility of managing such properties.

The vacation exchange industry provides to owners of intervals flexibility with respect to vacations through vacation exchanges. Companies that offer vacation exchange services include, among others RCI (our global vacation exchange business and the world’s largest vacation exchange network), Interval International, Inc. (a third-party exchange company), and companies that develop vacation ownership resorts and market vacation ownership interests and offer exchanges through internal networks of properties. To participate in a vacation exchange, an owner generally contributes intervals to an exchange company’s network and then indicates the particular resort or geographic area to which the owner would like to travel, the size of the unit desired and the period during which the owner would like to vacation. The exchange company then rates the owner’s contributed intervals based upon a number of factors, including the location and size of the unit or units, the quality of the resort or resorts and the time period or periods during which the intervals entitle the owner to vacation. The exchange company then generally offers the owner a vacation with a comparable rating to the vacation that the owner contributed. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for exchanges and through annual membership dues. In 2005, over 70% of owners of intervals were members of vacation exchange companies, and approximately two-thirds of such owners exchanged their intervals through such exchange companies.

The overall trend in the vacation exchange industry is growth in the number of members of vacation exchange companies. We believe that the vacation exchange industry will be favorably impacted by the growth in the premium and luxury segments of the vacation ownership industry through the increased sales of vacation ownership interests at high-end luxury resorts and the continued development of vacation ownership properties and products, including condominium hotels and destination clubs. The vacation exchange industry is expected to grow over the next few years with respect to members and with respect to exchanges by members. In 2005, there were more than five million members who completed over 3.5 million exchanges.

The vacation rental industry offers vacation property owners the opportunity to rent their properties to leisure travelers for periods of time when the properties are unoccupied. The vacation rental industry is not as organized as the lodging industry in that the vacation rental industry, we believe, has no global companies and no international reservation systems or global brands. The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners (as contrasted with commercial hospitality providers). Although these owners sometimes rent their properties directly, with or without the assistance of property managers and brokers, vacation rental companies often assist in renting owners’ properties without the benefit of globally recognized brands or international marketing and reservation systems. Sales by vacation rental companies are growing more rapidly than sales by other suppliers of inventory in the vacation rental industry. Typically, vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, vacation rental companies earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar type products.

We believe that as of December 31, 2006, there were approximately 1.5 million and 1.1 million vacation properties available for rental in the United States and Europe, respectively. In the United States, the vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, the vacation properties available for rental include individual homes and apartments, campsites and vacation parks. Individual owners of vacation properties in the United States and Europe principally own their properties as investments and often only use such properties for portions of the year.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the continuing growth of low-cost airline operations; (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions; and (iii) the emergence of attractive, low-cost destinations, such as Eastern Europe and the Middle East. The demand per year for vacation rentals in Europe, the United States, South Africa and Australia is approximately 49 million vacation weeks, 31 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional in that leisure travelers who rent properties often live relatively close to such properties. Many leisure travelers, however, travel relatively long distances from their homes to vacation properties in domestic or international destinations.

The destinations where leisure travelers from Europe, the United States, South Africa and Australia generally rent properties vary by country of origin of the leisure travelers. Leisure travelers from Europe generally rent properties in European destinations, including Spain, France, Italy and Portugal, which are the most popular destinations for European leisure travelers. Demand from European leisure travelers has recently been shifting beyond traditional Western Europe, based on political stability across Europe, increased accessibility of Eastern Europe, expansion of the European Union and expansion of tourism in southern Mediterranean destinations. Demand by leisure travelers from the United States is focused on rentals in traditional destinations, such as Florida; Las Vegas, Nevada; San Francisco, California; and New York City.

We believe that the overall supply of vacation rental properties has been growing as a result of the growth in ownership of second homes. Growth in ownership of second homes, however, could adversely affect demand for vacation rental properties to the extent that owners of such homes no longer are as likely to rent vacation properties as such owners were before they bought second homes.

The Vacation Ownership Industry

The $13 billion global vacation ownership industry, which is also referred to as the timeshare industry, is one of the fastest-developing segments of the domestic and international hospitality industry. The vacation ownership industry enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specified period of time. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations at hotels or owning vacation properties. Owners of vacation ownership interests are not subject to the variance in room rates to which lodging customers are subject, and vacation ownership units are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than do traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the United States shortly thereafter. The vacation ownership industry expanded slowly in the United States until the mid-1980s; since then, the vacation ownership industry has grown at a double-digit CAGR. The American Resort Development Association, or ARDA, indicates that sales of vacation ownership interests grew in excess of 17% CAGR from 1995 to 2005. Based on ARDA research, domestic sales of vacation ownership interests were approximately $8,610 million in 2005 compared to $4,200 million in 2000 and $1,900 million in 1995. ARDA estimated that on January 1, 2006, there were approximately 4.1 million households that owned one or more vacation ownership interests in the United States.

Based on published industry data, we believe that the following factors have contributed to the substantial growth, particularly in North America, of the vacation ownership industry over the past two decades:

•	increased consumer confidence in the industry based on enhanced consumer protection regulation of the industry;

•	entry of lodging and entertainment companies into the industry, including Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, and Starwood Hotels & Resorts Worldwide, Inc.;

•	increased flexibility for owners of vacation ownership interests made possible through owners’ affiliations with vacation ownership exchange companies and vacation ownership companies’ internal exchange programs;

•	improvement in quality of resorts and resort management and servicing; and

•	improved financing availability for purchasers of vacation ownership interests.

Demographic factors explain, in part, the growth of the industry. A 2006 study of vacation ownership purchasers revealed that the average owner was 52 years of age and had a median household income of $81,000. The average purchaser in the United States, therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We expect that baby boomers will continue to have a positive influence on the future growth of the vacation ownership industry.

According to the information compiled by the ARDA, the four primary reasons consumers cite for purchasing vacation ownership interests are: (i) flexibility with respect to different locations, unit sizes and times of year, (ii) the certainty of quality accommodations, (iii) credibility of the timeshare company and (iv) the opportunity to exchange into other resort locations. According to a 2006 ARDA study, nearly 80% of owners of vacation ownership interests indicated high levels of satisfaction. With respect to exchange opportunities, most owners of vacation ownership interests can exchange vacation ownership interests through exchange companies and through the applicable vacation ownership company’s internal network of properties.

WYNDHAM HOTEL GROUP

Overview

Wyndham Hotel Group, our lodging business, franchises hotels and provides property management services to owners of luxury and upscale hotels. Through steady organic growth and acquisitions of established lodging franchise systems over the past 16 years, our lodging business has become the world’s largest lodging franchisor as measured by the number of franchised hotels. Our lodging business has almost 6,500 franchised hotels, which represents over 543,000 rooms on six continents. Our franchised hotels operate under one of our ten lodging brands, which are Wyndham Hotels and Resorts, Wingate Inn, Ramada, Baymont, Days Inn, Super 8, Howard Johnson, AmeriHost Inn, Travelodge and Knights Inn. The breadth and diversity of our lodging brands provide potential franchisees with a range of options for affiliating their properties with one or more of our brands. Our lodging business has a strong presence across the middle and economy segments of the lodging industry and a developing presence in the upscale segment, thus providing individual consumers who are traveling for leisure or business with options for hospitality products and services across various price ranges. Throughout this Annual Report on Form 10-K, we use the term “hotels” to apply to hotels, motels and/or other accommodations, as applicable. In addition, the term “franchise system” refers to a system through which a franchisor licenses a brand and provides services to hotels whose independent owners pay to receive such license and services from the franchisor under the specific terms of a franchise agreement. The services provided through a franchise system typically include reservations, sales leads, marketing and advertising support, training, quality assurance inspections, operational support and information, pre-opening assistance, prototype construction plans, and national or regional conferences.

Our franchised hotels represent approximately 10% of the U.S. hotel room inventory. In 2006, our franchised hotels sold 8.6%, or approximately 88.8 million, of the one billion hotel room nights sold in the United States. In 2006, our franchised hotels sold approximately 19.4% of all hotel room nights sold in the United States in the economy and midscale segments. Our franchised hotels are dispersed throughout North America, which reduces our exposure to any one geographic region. Approximately 89% of the hotel rooms, or approximately 485,000 rooms, in our franchised hotels are located throughout North America, and approximately 11% of the hotel rooms, or approximately 58,000 rooms, are located outside of North America. In addition, our lodging franchises are dispersed among numerous franchisees, which reduces our exposure to any one lodging franchisee. Of our approximately 5,200 lodging franchisees, no one franchisee accounts for more than 2% of our franchised hotels. Our lodging business provides our franchised hotels with a suite of operational and administrative services, including access to a central reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing. We also provide our franchisees with the TripRewards loyalty program, which is the world’s largest hotel rewards program as measured by the number of participating hotels.

As of December 31, 2006, we were providing property management services to 32 hotels associated with either the Wyndham Hotels and Resorts brand or the CHI joint venture. Our property management business offers owners of hotels professional oversight and comprehensive operations support. We expect to expand our property management business by strategically entering into property management contracts with new and existing hotels.

Our lodging business derives the majority of its revenues from franchising hotels and derives additional revenues from providing property management services. The sources of revenues from franchising hotels are initial franchise fees, which relate to services provided to assist a franchised hotel to open for business under one of our brands, and ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservations. The royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. The fees relating to marketing and reservations are intended to reimburse us for expenses associated with providing certain other franchise services, such as a central reservations system and advertising and marketing programs. Because franchise fees generally are based on percentages of the franchisees’ gross room revenues, increasing RevPAR at franchised hotels is important to our revenue growth. Expanding our portfolio of franchised hotels and providing world-class service and support are also important to our revenue growth. The sources of revenue from property management are management fees, service fees and reimbursement revenues. Our management fees are comprised of base fees, which typically are calculated based upon a specified percentage of gross revenues from hotel operations, and incentive management fees, which typically are calculated based upon a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. Reimbursement revenues are intended to cover expenses incurred by the property management business on behalf of the managed hotels, primarily consisting of payroll costs for operational employees who work at the hotels. Revenues from our lodging business represented approximately 17%, 15% and 15% of total company net revenues during 2006, 2005 and 2004, respectively. EBITDA from our lodging business represented approximately 28%, 26% and 26% of total company EBITDA during 2006, 2005 and 2004, respectively.

Our lodging business franchises under two models. In North America and the United Kingdom, we generally employ a direct franchise model whereby we contract with and provide services and assistance with reservations directly to independent owner-operators of hotels. In other parts of the world, we employ either a direct franchise model or a master franchise model whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region.

Lodging Brands

We franchise ten widely-known lodging brands:

•	Wyndham Hotels and Resorts. The Wyndham Hotels and Resorts brand was founded in 1981, and we acquired the brand in 2005. Wyndham Hotels and Resorts serves the upscale segment of the lodging industry with over 80 hotels and approximately 23,000 rooms located in the United States, Canada, the Caribbean and Mexico. Wyndham ByRequest program, which is a guest recognition program that provides returning guests with personalized accommodations, and Wyndham Hotels and Resorts offers signature programs, which include: Wyndham’s Meetings ByRequest program, which is designed to help groups plan meetings and features 24-hour turnaround on all correspondence between the group’s meeting planner and Wyndham’s meetings manager, 100% wired or wireless Internet connectivity and catering options.

•	Wingate Inns International. We created and launched the Wingate Inn brand in 1995 and opened the first hotel a year later. The all-new-construction Wingate Inn brand serves the upper middle segment of the lodging industry and franchises approximately 150 hotels with approximately 14,100 rooms located in the United States and Canada. Wingate Inn hotels currently offer all-inclusive pricing that includes the price of the room; complimentary wired and wireless high-speed Internet access, faxes and photocopies, deluxe continental breakfast, local calls and access for long-distance calls; and access to a 24-hour self-service business center equipped with computers with high-speed Internet access, a fax, a photocopier and a printer. Each hotel features a boardroom and meeting rooms with high-speed Internet access, a fitness room with a whirlpool and, at most locations, a swimming pool. Wingate Inn hotels currently do not offer food and beverage services.

•	Ramada Worldwide. The Ramada brand was founded in 1954. We licensed the United States and Canadian trademark rights to the Ramada brand prior to acquiring the rights in 2002 and acquired the ownership rights to the brand on a worldwide basis in 2004. In North America, we serve the middle segment through Ramada, Ramada Hotel, Ramada Plaza and Ramada Limited, and internationally we serve the middle and upscale segments of the lodging industry through Ramada Resort, Ramada Hotel and Resort, Ramada Hotel and Suites, Ramada Plaza and Ramada Encore. Ramada Worldwide franchises approximately 870 hotels with approximately 106,000 rooms located in the United States, Canada, Costa Rica, Mexico, United Kingdom, Ireland, France, Switzerland, Finland, the Netherlands, Germany, Italy, Czech Republic, Hungary, Lithuania, Romania, Turkey, Egypt, Bahrain, Morocco, Saudi Arabia, Qatar, Oman, United Arab Emirates, Australia, Japan, South Korea, Indonesia, China, Hong Kong, India, Kuwait, Thailand and New Caledonia.

•	Baymont Franchise Systems. Founded in Wisconsin in 1976 under the Budgetel Inns brands, the system was converted in 1999 to the Baymont Inn & Suites brand. We acquired the brand in April 2006. Baymont Franchise Systems primarily serves the middle segment of the lodging industry and franchises approximately 140 hotels with approximately 12,400 rooms located in the United States. Following the closing of our acquisition of the franchise business of Baymont Inn & Suites, we announced our intent to consolidate the AmeriHost-branded properties with our newly acquired Baymont-branded properties to create a more significant midscale brand. We commenced the integration in December 2006 and expect to be complete by fourth quarter 2007. Baymont Inn & Suites rooms feature oversized desks, ergonomic chairs and task lamps, voicemail, free local calls, in-room coffee maker, iron and board, hair dryer and shampoo, television with premium channels, pay-per-view movies and/or satellite movies and video games. Most locations feature high-speed Internet access, a swimming pool, airport shuttle service and a fitness center.

•	Days Inns Worldwide. The Days Inn brand was created by Cecil B. Day in 1970, when the lodging industry consisted of only a dozen national brands. We acquired the brand in 1992. Days Inns Worldwide serves the upper economy segment of the lodging industry with approximately 1,860 hotels with approximately 151,400 rooms located in the United States, Canada, Mexico, Argentina, Uruguay, Ireland, United Kingdom, Italy, Egypt, Jordan, South Africa, Guam, China, India and the Philippines. In the United States, we serve the upper economy segment of the lodging industry through Days Inn, Days Hotel, Days Suites, DAYSTOP and Days Inn Business Place, and in the United Kingdom we serve the upper economy segment of the lodging industry through Days Hotels, Days Inn and Days Serviced Apartments. Many properties offer on-site restaurants, lounges, meeting rooms, banquet facilities, exercise centers and a complimentary continental breakfast and newspaper each morning. Each Days Suites room provides separate living and sleeping areas, with a telephone and television in each area. Each Days Inn Business Place room currently offers high-intensity lighting, a large desk, a microwave/refrigerator unit, a coffeemaker, an iron and ironing board, and snacks and beverages.

•	Super 8 Motels. The first motel operating under the Super 8 brand opened in October 1974. We acquired the brand in 1993. Super 8 Motels serves the economy segment of the lodging industry. Super 8 Motels franchises approximately 2,050 hotels with approximately 126,200 rooms located in the United States, Canada and China. Super 8 motels currently provide complimentary continental breakfast. Participating motels currently allow pets and offer free local calls for free, fax and copy services, microwaves, suites, guest laundry, exercise facilities, cribs, rollaway beds and pools.

•	Howard Johnson International. The Howard Johnson brand was founded in 1925 by entrepreneur Howard Dearing Johnson as an ice cream stand within an apothecary shop in Quincy, Massachusetts, and the first hotel operating under the brand opened in 1954 in Savannah, Georgia. We acquired the brand in 1990. Howard Johnson serves the middle segment of the lodging industry through Howard Johnson Plaza, Howard Johnson Inn and Howard Johnson Hotel and the economy segment of the lodging industry through Howard Johnson Express. Howard Johnson franchises approximately 470 hotels with approximately 44,400 rooms located in the United States, Canada, Caribbean, Guatemala, Mexico, Argentina, Brazil, Columbia, Ecuador, Venezuela, Malta, Romania, Israel, United Arab Emirates, China and India. Participating hotels offer standard business amenities, a 25-inch television and free access for long-distance calls.

•	AmeriHost Franchise Systems. The first AmeriHost Inn hotel opened in Athens, Ohio in 1989. We acquired the brand in 2000. AmeriHost Franchise Systems serves the middle segment of the lodging industry through AmeriHost Inn and AmeriHost Inn & Suites. AmeriHost Franchise Systems franchises approximately 100 hotels with approximately 6,700 rooms located in the United States. AmeriHost Inn hotels do not offer food and beverage services. In April 2006, following the closing of our acquisition of the franchise business of Baymont Inn & Suites, we announced our intent to consolidate the AmeriHost-branded properties with our newly acquired Baymont-branded properties to create a more significant midscale brand. We commenced the integration in December 2006 and expect to be complete by fourth quarter 2007.

•	Travelodge Hotels. In 1935, founder Scott King established his first motor court operating under the Travelodge brand in San Diego. We acquired the brand (in North America only) in 1996. Travelodge Hotels franchises approximately 500 hotels with approximately 37,500 rooms located in the United States, Canada and Mexico. Travelodge Hotels serves the upper and lower economy segments of the lodging industry in the United States through Travelodge, Travelodge Suites and Thriftlodge hotels and serves the middle segment of the lodging industry in Canada and Mexico through Travelodge and Thriftlodge hotels.

•	Knights Franchise Systems. The Knights Inn brand was created in 1972, and the first hotel operating under the brand opened in Columbus, Ohio. We acquired the brand in 1995. Knights Franchise Systems serves the lower economy segment of the lodging industry with 230 hotels with approximately 16,900 rooms located in the United States and Canada.

System Performance and Distribution

The following table provides operating statistics for our brands and for managed, non-proprietary hotels. The table includes information as of and for the year ended December 31, 2006. We derived occupancy, ADR and RevPAR from information we have received from our franchisees.

							Average
							Revenue Per
		Average			Average	Average	Available
	Primary	Rooms	# of	# of	Occupancy	Daily Rate	Room
Brand	Segment Served (1)	Per Property	Properties	Rooms (2)	Rate	(ADR)	(RevPAR)

Wyndham Hotels and Resorts	Upscale	275	82	22,582	68.6%	$110.37	$75.68
Wingate Inn	Upper Middle	92	154	14,146	64.7%	83.99	54.33
Ramada	Upscale & Middle	122	871	105,986	53.7%	72.34	38.85
Baymont	Middle	90	137	12,377	57.7%	63.35	36.56
AmeriHost Inn	Middle	69	98	6,745	53.7%	62.09	33.37
Days Inn	Upper Economy	81	1,859	151,438	52.0%	60.37	31.41
Super 8	Economy	61	2,054	126,175	55.2%	56.17	31.00
Howard Johnson	Middle & Economy	95	467	44,432	46.3%	65.82	30.45
Travelodge	Upper & Lower Economy	74	503	37,468	50.7%	63.05	31.95
Knights Inn	Lower Economy	73	231	16,892	42.3%	40.11	16.98
Managed,	Luxury & Upper
Non-Proprietary Hotels (3)	Upscale	294	17	4,993	N/A	N/A	N/A

Total		84	6,473	543,234	53.4%	65.44	34.95

(1)	The “economy” segments discussed here, while based on the Smith Travel Research chain-scale segments represented in the table on page 6 of this Annual Report on Form 10-K, provide a greater degree of differentiation to correspond with the price sensitivities of our customers by brand. The “middle” segment discussed here encompasses both the Smith Travel Research “midscale without food and beverage” and “midscale with food and beverage” segments.

(2)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.

(3)	Represents properties managed under the CHI joint venture. As these properties are not branded, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant. Thirteen of these properties are scheduled to be branded or cobranded as either Wyndham or Ramada during 2007.

The following table provides a summary description of our properties (including managed non-proprietary hotels) by geographic region as of and for the year ended December 31, 2006.

			Average		Average Revenue
	# of	# of	Occupancy	Average Daily	Per Available
Region	Properties	Rooms (1)	Rate	Rate (ADR)	Room (RevPAR)

United States	5,636	450,126	53.3%	$63.20	$33.69
Canada	423	34,845	55.9%	79.40	44.37
Europe (2)	210	26,516	59.7%	83.38	49.77
Asia/Pacific	119	19,741	57.5%	59.14	34.03
Latin/South America	60	7,924	45.0%	54.10	24.34
Middle East/Africa (2)	25	4,082	62.1%	83.51	51.89

Total	6,473	543,234	53.4%	65.44	34.95

(1)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.

(2)	Europe and Middle East include properties and rooms managed under the CHI joint venture. As these properties are not branded, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant and therefore, have not been reflected in the table. Thirteen of these properties are scheduled to be branded as either Wyndham or Ramada during 2007.

Franchise Development

Under our direct franchise model, we principally market our lodging brands to independent hotel and motel owners and to hotel and motel owners who have the rights to terminate their franchise affiliations with other lodging brands. We also market franchises under our lodging brands to existing franchisees because many own, or may own in the future, other hotels that can be converted to one of our brands. Under our master franchise model, we principally market our lodging brands to third parties that assume the principal role of franchisor, which entails selling individual franchise agreements and providing quality assurance, marketing and reservations support to franchisees. As part of our franchise development strategy, we employ national and international sales forces that we compensate in part through commissions. Because of the importance of existing franchised hotels to our sales strategy, a significant part of our franchise development efforts is to ensure that our franchisees provide quality services to maintain the satisfaction of customers.

Franchise Agreements

Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, and gives the franchisor and franchisee certain rights to terminate the franchise agreement before the conclusion of the term of the agreement under certain circumstances, such as upon designated anniversaries of the franchised hotel’s opening or the date of the agreement. Early termination options in franchise agreements give us flexibility to eliminate or re-brand franchised hotels if such properties become weak performers, even if there is no contractual failure by the franchisees. We also have the right to terminate a franchise agreement for failure by a franchisee to (i) bring its properties into compliance with contractual or quality standards within specified periods of time, (ii) pay required franchise fees or (iii) comply with other requirements of its franchise agreement.

Master franchise agreements, which are individually negotiated and vary among our different brands, typically contain provisions that permit us to terminate the agreement if the other party to the agreement fails to meet specified development schedules. Our master franchise agreements generally are competitive with the industry averages within industry segments.

Sales and Marketing of Hotel Rooms

We use the marketing/reservation fees that our franchisees pay to us to promote our brands through media advertising, direct mail, direct sales, promotions and publicity. A portion of the funds contributed by the franchisees of any one particular brand is used to promote that brand, whereas the remainder of the funds is allocated to support the cost of multibrand promotional efforts and to our marketing and sales team, which includes, among others, our worldwide sales, public relations, loyalty and direct marketing teams.

In 2006, the efforts of our worldwide sales team contributed approximately 12% of the annual hotel room nights sold at our franchised hotels. To supplement the worldwide sales team’s efforts, our public relations team extends the reach and frequency of our paid advertising by generating extensive, unpaid exposure for our brands in trade and consumer media including USA TODAY, The New York Times, Financial Times, Frommer’s and other widely-read publications.

In addition to the traditional sales efforts, we plan to develop and market mixed-use hotel and vacation ownership properties in conjunction with Wyndham’s vacation ownership business. The mixed-use properties would generate room revenues at the franchised hotel and increased spend at the hotel restaurants and facilities by visiting timeshare guests.

Central Reservations

In 2006, we booked on behalf of our franchised and managed hotels approximately 4.3 million rooms by telephone, approximately 9.8 million rooms through the Internet and approximately 1.9 million rooms through global distribution systems, with a combined value of the bookings in excess of $1 billion. Additionally, our worldwide sales team generated leads for bookings from tour operators, travel agents, government and military clients, and corporate and small business accounts. We maintain contact centers in Saint John, New Brunswick, Canada, Aberdeen, South Dakota, Dallas, Texas and Manila, Philippines that handle bookings generated through our toll-free brand numbers. We maintain numerous brand websites to process online room reservations, and we utilize global distribution systems to process reservations generated by travel agents and third-party Internet booking sources, including Orbitz.com, CheapTickets.com, Expedia.com and Travelocity.com. To ensure we receive bookings by travel agents and third-party Internet booking sources, we provide direct connections between our central reservations system and most third-party Internet booking sources. The majority of hotel room nights are sold by our franchisees to guests who seek accommodations on a walk-in basis or through calls made directly to hotels, which we believe is attributable in part to the strength of our lodging brands.

Since 2001, bookings made directly by customers on our brand websites have been increasing at a CAGR of approximately 31%, and increased to 4.9 million room nights per year in 2006. Since 2001, bookings made through third-party Internet booking sources increased 20% while bookings made through global distribution systems declined 11%.

Loyalty Programs

The TripRewards program, which was introduced in 2003, has grown steadily to become, we believe, the lodging industry’s largest loyalty program as measured by the number of participating hotels. There are currently approximately 6,000 hotels that participate in the program. With more than 40 businesses participating in the program, TripRewards offers its members numerous options to accumulate points. Members, for example, may accumulate points by staying in hotels franchised under one of our brands and purchasing everyday products and services from the various businesses that participate in the program. When staying at hotels franchised under one of our brands, TripRewards members may elect to earn airline miles or rail points instead of TripReward points. Businesses where points can be earned generally pay a fee to participate in the program; such fees are then used to support the program’s marketing and operating expenses. TripRewards members have approximately 400 options to redeem their points. Members, for example, may redeem their points for hotel stays, airline tickets, resort vacations, electronics, sporting goods, movie and theme park tickets, and gift certificates. As of December 31, 2006, TripRewards had more than 5.2 million active members, which we define as any customer who has enrolled in the TripRewards program or earned or redeemed points in the program over the past 18 months, and the program added approximately 240,000 active members per month in 2006.

The Wyndham Hotels and Resorts brand maintains a separate loyalty program, the Wyndham ByRequest Program, which we expect to integrate into the TripRewards program during 2007.

Property Management

As of December 31, 2006, our lodging business was providing hotel property management services to 32 properties associated with the either the Wyndham Hotels and Resorts brand or the CHI joint venture. Our property management business offers owners of hotels professional oversight and comprehensive operations support, including hiring, training, purchasing, revenue management, sales and marketing, and food and beverage services; financial management and analysis; and information systems management and integration. Our management fee is generally based on a percentage of each hotel’s gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights. In general, under our management agreements all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses.

Strategies

We intend to continue to accelerate growth of our lodging business by (i) maintaining our leadership position in the economy segment through sales and retention efforts and RevPAR growth; (ii) room growth in the domestic middle and upscale segments; and (iii) expanding our international presence through increasing the number of properties within the Wyndham Hotels and Resorts, Ramada, Days Inn and Super 8 brands. Our plans generally focus on pursuing these strategies organically. In addition, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international, including through the use of Wyndham Worldwide common stock as currency.

Domestic

Our strategy for growing economy brands in North America faster than the competitive set revolves around (i) enhancing our value to franchisees by improving rate and inventory management capabilities, investing in systems and training and growing the TripRewards loyalty program, (ii) improving the customer’s experience by developing and implementing brand standard enhancements, (iii) optimizing system growth by adding franchised hotels in markets where brands are underrepresented and (iv) optimizing brand RevPAR performance by helping franchisees manage their rates and inventory, enrolling more TripRewards members and introducing seasonal promotions. Our approach for expanding our domestic middle and upscale presence is to fully utilize property management services to attract developers; establish and implement the Wyndham master brand plan with upper upscale, upscale and select-service products; complement Wingate Inn product quality with Wyndham brand recognition; and strengthen our position in the middle segment through the consolidation of AmeriHost-branded with our newly acquired Baymont-branded properties, which is currently scheduled to be completed by fourth quarter 2007.

International

Our strategy for international growth is to expand the presence of our Wyndham, Ramada, Days Inn and Super 8 brands and selectively utilize direct/master franchising, management agreements and joint venture models primarily in Europe and Asia-Pacific.

We intend to expand the Days Inn brand in the United Kingdom and in new markets that exhibit strong growth in the economy segment. We intend to expand the Ramada brand beyond its established base of properties in the United Kingdom and Germany into new markets that exhibit strong growth in the middle segment. We intend to expand the Wyndham brand in gateway and destination cities in Europe that exhibit strong growth in the upscale segment. Our expansion strategy for the Wyndham brand in European gateway and destination cities includes increasing the number of franchised and managed hotels through acquisitions and through conversions of existing non-affiliated hotels to the Wyndham brand. In Europe, we intend to pursue growth in the number of franchised hotels through our direct franchise model for our Days Inn brand. In addition, we may pursue growth in the number of franchised and managed hotels through joint ventures.

In China, the Middle East and India, our strategy is to expand the Super 8 brand in the economy segment and the Ramada and Days Inn brands in the middle and upscale segments. In the near future, our strategy will include introducing the Wyndham brand to these regions. We intend to pursue these opportunities by increasing the number of franchised hotels through our direct franchise model for our Ramada and Wyndham brands and through our master franchise model for our Super 8 and Days Inn brands. In addition, we intend to pursue growth in the number of managed hotels through new agreements with hotels franchised under our Ramada and Wyndham brands. We may also pursue growth in the number of franchised and managed hotels through the use of joint ventures.

To further augment our international presence, we also intend to pursue growth in Latin America, particularly in Mexico and in the Caribbean, by expanding the Ramada brand in the middle segment, expanding the Wyndham brand in the upscale segment and continuing to support hotels franchised under the Howard Johnson brand. In Latin America, we intend to pursue growth in the number of franchised hotels through our direct franchise model for our Ramada brands and through our master franchise model for our Days Inn and Howard Johnson brands and growth in the number of managed hotels through new management agreements with hotels franchised under our brands.

Seasonality

Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year. Because of increased leisure travel and the related ability to charge higher ADRs during the spring and summer months, hotels we franchise or manage typically generate higher revenue during these months. Therefore, any occurrence that disrupts travel patterns during the spring or summer could have a greater adverse effect on our franchised hotels’ and managed properties’ annual performances and consequently on our annual performance than occurrences that disrupt travel patterns in other seasons. We do not currently expect any change to these seasonal trends.

Competition

Competition among the national lodging brand franchisors to grow their franchise systems is robust. The lodging companies that we compete with in the upscale and upper middle segments include Marriott International Inc., Hilton Hotels Corporation, Starwood Hotels & Resorts Worldwide, Inc., InterContinental Hotels Group PLC and Hyatt Corporation. The lodging companies that we compete with in the middle and economy segments include Marriott International Inc., Choice Hotels International, Inc. and Accor SA.

We believe that competition for the sales of franchises in the lodging industry is based principally upon the perceived value and quality of the brands and the services offered to franchisees. We believe that the perceived value of a brand name to prospective franchisees is, to some extent, a function of the success of the existing hotels franchised under the brands. We believe that prospective franchisees value a franchise based upon their views of the relationship between the costs, including costs of affiliation and conversion and future charges, to the benefits, including potential for increased revenue and profitability, and upon the reputation of the franchisor.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels.

Trademarks

We own the trademarks “Wyndham Hotels and Resorts,” “Wingate Inn,” “Ramada,” “Baymont,” “Days Inn,” “Super 8,” “Howard Johnson,” “AmeriHost Inn,” “Travelodge” (in North America only), “Knights Inn,” “TripRewards” and related trademarks and logos. Such trademarks and logos are material to the businesses that are part of our lodging business. Our franchisees and our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations.

RCI GLOBAL VACATION NETWORK

Overview

RCI Global Vacation Network, our vacation exchange and rentals business, provides vacation exchange products and services to developers, managers and owners of intervals of vacation ownership interests, and markets vacation rental properties. We are the world’s largest vacation exchange network and among the world’s largest global marketers of vacation rental properties. Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to over 60,000 vacation properties, which are comprised of over 4,000 vacation ownership resorts around the world with units that are exchanged through our vacation exchange business and over 56,000 vacation rental properties that are located principally in Europe, which we believe makes us one of the world’s largest marketers of European vacation rental properties as measured by the number of properties we market for rental. Each year, our vacation exchange and rentals business provides more than four million leisure-bound families with vacation exchange and rentals products and services. The properties available to leisure travelers through our vacation exchange and rentals business include hotel rooms and suites, villas, cottages, bungalows, campgrounds, vacation ownership condominiums, city apartments, second homes, fractional private residences, luxury destination clubs and boats. We offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions that such travelers may not typically have such ease of access, and we offer property owners marketing services, quality control services and property management services ranging from key-holding to full property maintenance for such properties. Our vacation exchange and rentals business has over 60 worldwide offices. We market our products and services using seven primary brands and other related brands.

Throughout this document, we use the term “inventory” in the context of our vacation exchange and rentals business to refer to intervals of vacation ownership interests and primarily independently owned properties, which include hotel rooms and suites, villas, cottages, bungalows, campgrounds, vacation ownership condominiums, city apartments, second homes, fractional private residences, luxury destination clubs and boats. In addition, throughout this document, we refer to intervals of vacation ownership interests as “intervals” and individuals who purchase vacation rental products and services from us as “rental customers.”

Our vacation exchange and rentals business primarily derives its revenues from fees. Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and exchange fees for transactions. Our vacation exchange business also derives revenues from ancillary services, including travel agency services and loyalty programs. Our vacation rentals business primarily derives its revenues from fees, which generally average approximately 40% to 60% of the gross bookings depending upon product mix or seasonality. Our vacation rentals business also derives revenues from travel insurance sales in Europe, transportation fees, property management fees and on-site revenue from ancillary services, including travel agency services. Revenues from our vacation exchange and rentals business represented approximately 29%, 31% and 31% of total company net revenues during 2006, 2005 and 2004, respectively. EBITDA from our vacation exchange and rentals business represented approximately 36%, 38% and 40% of total company EBITDA during 2006, 2005 and 2004, respectively.

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. Historically, our vacation exchange business consisted of the operation of worldwide exchange programs for owners of intervals. Today, our vacation exchange business also provides property management services and consulting services for the development of tourism-oriented real estate, loyalty programs, in-house and outsourced travel agency services, and third-party vacation club services.

We operate our vacation exchange business, RCI, through three worldwide exchange programs that have a member base of vacation owners who are generally well-traveled and affluent and who want flexibility and variety in their travel plans each year. Our vacation exchange business’ three exchange programs, which serve owners of intervals at affiliated resorts, are RCI Weeks, RCI Points and The Registry Collection. Participants in these exchange programs pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services. We refer to participants in these three exchange programs as “members.” In addition, the Endless Vacation® magazine is the official publication of our RCI Weeks and RCI Points exchange programs, and certain members can obtain the benefits of participation in our RCI Weeks and RCI Points exchange programs only through a subscription to Endless Vacation® magazine. The use of the terms “member” or “membership” with respect to either the RCI Weeks or RCI Points exchange program is intended to denote subscription to Endless Vacation® magazine.

The RCI Weeks exchange program is the world’s largest vacation ownership exchange network. We market this exchange program under the RCI Weeks name. The RCI Weeks exchange program provides members with flexibility to trade week-long intervals in units at their resorts for week-long intervals in comparable units at the same resorts or at comparable resorts.

The RCI Points exchange program is a global points-based exchange network. We market this exchange program under the RCI Points trademark. The RCI Points exchange program, which was developed and launched in 2000, allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for other products, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these services, our vacation exchange business has the right to recoup the expense of providing the services by renting the use of vacation properties for which the members could have redeemed their points.

We believe that The Registry Collection exchange program is one of the industry’s first global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection’s network include higher-end vacation ownership resorts, fractional ownership resorts and condo-hotels. The Registry Collection allows members to exchange their intervals for the use of other vacation properties within the network or for other products, such as airfare, car rentals, cruises, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

We acquire substantially all members of our exchange programs indirectly. In substantially all cases, an affiliated resort developer buys the initial term of an RCI membership, generally ranging from 1 – 3 years that entitles the vacation ownership interval purchaser to receive periodicals and directories published by RCI and to use the applicable exchange program for an additional fee. The vacation ownership interval purchaser generally pays for membership renewals and any applicable exchange fees for transactions.

Our vacation exchange business also provides property management services and consulting services for the development of tourism-related real estate, loyalty programs, in-house and outsourced travel agency services, and third-party vacation club services. Our third-party vacation club business consists of private label exchange clubs that RCI operates and manages for certain of its larger affiliates. Club management is a growing trend in the vacation ownership industry and a growing piece of our vacation exchange business. Approximately 95% of the third-party vacation clubs are points-based.

Our vacation exchange business operates in North America, Europe, Latin America, South Africa, Australia, the Pacific Rim, the Middle East and China and tailors its strategies and operating plans for each of the geographical environments where RCI has or seeks to develop a substantial member base.

The rental properties we market are principally privately-owned villas, cottages, bungalows and apartments that generally belong to property owners unaffiliated with us. In addition to these properties, we market inventory from our vacation exchange business to developers of vacation ownership properties and other sources. We market rental properties under proprietary brand names, such as Landal GreenParks, English Country Cottages, Novasol, Cuendet and Canvas Holidays, and through select private-label arrangements. Most of the rental activity under our brands takes place in Europe, the United States and Mexico, although we have the ability to source and rent inventory in approximately 100 countries. Our vacation rentals business currently has relationships with approximately 35,000 independent property owners in 22 countries, including the United States, United Kingdom, Mexico, France, Ireland, the Netherlands, Belgium, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Croatia and certain countries in Eastern Europe and the Pacific Rim. We currently make over 1.3 million vacation rental bookings a year. Our vacation rentals business also has the opportunity to market and provide inventory to the over three million owners of intervals who participate in our vacation exchange business. Property owners typically enter into one year, evergreen or multi-year contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest in, or capital leases for, approximately 13% of the properties in our rental portfolio.

Customer Development

In our vacation exchange business we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers typically sign long-term agreements with durations of five to ten years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. In our vacation rentals business, we primarily acquire exclusive rental agreements through direct interaction with owners of various types of vacation rental inventory.

Loyalty Program

Our vacation exchange business’ member loyalty program is RCI Elite Rewards, which offers a branded credit card, the RCI Elite Rewards credit card, that allows members to earn points that can be redeemed for items related to our exchange programs, including annual membership dues and exchange fees for transactions and other products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Member and Rental Customer Initiatives

Our vacation exchange and rentals business strives to provide superior service to members and rental customers through our call centers and online distribution channels, to offer certain members and rental customers in Canada, Europe, Latin America, South Africa and the Pacific Rim one-stop shopping through our retail travel agency business, and to target current and prospective members and rental customers through our marketing efforts.

Call Centers

Our vacation exchange and rentals business services its members and rental customers primarily through global call centers. The requests that we receive at our global call centers are handled by our vacation guides, who are highly skilled at fulfilling our members’ and rental customers’ requests for vacation exchanges and rentals. When our members’ and rental customers’ primary choices are unavailable in periods of high demand, our guides offer the next nearest match in order to fulfill the members’ and rental customers’ needs. Call centers are and are expected to continue to be our primary distribution channel and therefore we invest resources and will continue to do so to ensure that members and rental customers continue to receive a high level of personalized customer service through our call centers.

Internet

Given the interest of some of our members and rental customers in doing transactions on the Internet, we invest and will continue to invest in online technologies to ensure that our members and rental customers receive the same salesmanship and level of service online that we provide through our call centers. As our online distribution channels improve, members and rental customers may shift from transacting business through our call centers to transacting business online. As transacting business online becomes more popular, we expect to experience cost savings at our call centers. By offering our members and rental customers the opportunity to transact business either through our call centers or online, we allow our members and rental customers to use the distribution channel with which they are most comfortable. Regardless of the distribution channel our members and rental customers use, our goal is member and rental customer satisfaction and retention.

Travel Agency

We have an established retail travel agency business outside the United States in such locations as Canada, Europe, Latin America, South Africa and the Pacific Rim. In these regions, our travel agencies provide certain members and rental customers of the vacation exchange and rentals business with one-stop shopping for planning vacations. As part of the one-stop shopping, the travel agencies can arrange for our members’ and rental customers’ transportation, such as flights, ferries and rental cars. In the United States, we have entered into an outsourcing agreement with a former affiliate to provide our members and rental customers with travel services.

Marketing

We market to our members and rental customers through the use of brochures, magazines, direct marketing, such as direct mail and e-mail, third-party online distribution channels, tour operators and travel agencies. Our vacation exchange and rentals business has over 50 publications involved in the marketing of the business. RCI publishes Endless Vacation® magazine, a travel publication that has a circulation of over 1.7 million. Our vacation exchange and rentals business also publishes resort directories and other periodicals related to the vacation and vacation ownership industry and other travel-related services. We acquire the rental customers through our direct-to-consumer marketing, internet marketing and third-party agent marketing programs. We use our publications not only for marketing but also for member and rental customer retention.

Strategies

We intend to continue to grow the number of members and rental customers of and transactions facilitated through our vacation exchange and rentals business by (i) continually enhancing our core vacation networks; (ii) developing new business models; and (iii) expanding into new markets. Our plans generally focus on pursuing these strategies organically. In addition, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international, including through the use of Wyndham Worldwide common stock as currency.

Continually Enhance Our Core Vacation Networks

We plan to expand the integration of our vacation exchange and rentals networks to enhance the value of our products and services to our members and rental customers, and the value of vacation ownership for the resorts that affiliate with us. We are already executing this plan by integrating our vacation exchange and rentals networks to provide a larger variety and greater availability of vacation accommodation choices to our members and rental customers. Specifically, vacation rental inventory has been made available to RCI exchange members to add variety and depth to exchange options. Additionally, vacation home proprietors and renters are expected to be offered RCI designed membership programs to drive both rental customer satisfaction and retention. We also plan to enhance the core vacation network by offering different membership types to cater to a wider range of rental customers. Further, we plan to take advantage of a fragmented and unorganized global rental industry by expanding our vacation rentals business into North America and a select number of international markets.

Develop New Business Models

We plan to continue to develop new business models that will enhance the value and experience for our members, rental customers and third-party developers who affiliate their resorts with RCI. Our vacation exchange and rentals business’ launch of RCI Points brought new value to RCI members and such third-party developers by giving enhanced flexibility of exchange options to RCI members. Today, it remains the only global points-based vacation exchange network. Similarly, the vacation exchange and rentals business is in the process of expanding one of the industry’s first luxury exchange networks, The Registry Collection, to address the global, fast growing luxury segment in shared ownership leisure real estate. Additionally, we are developing new business models, such as on-site management and brand licensing/franchising to continue to expand our vacation rentals business in Europe. We believe this will be a successful addition to our vacation exchange and rentals business model portfolio.

Expand into New Markets

We plan to grow our overall vacation exchange and rentals business by expanding into new geographic areas. We have begun to, and plan to continue to, expand into new Asian and Middle Eastern markets. New geographic markets provide us with the opportunity to affiliate with new resorts and developers, to acquire new vacation accommodation inventory types, and to obtain new members and rental customers for our vacation exchange and rentals business. Our expansion into new markets will bring new entrants into the vacation real estate industry, thereby fulfilling our goal to expand and capture additional revenue within the global vacation exchange and rentals market.

Seasonality

Vacation exchange and rentals revenues are generally higher in the first and third quarters than in the second or fourth quarters. Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned from booking vacation rentals to rental customers are usually highest in the third quarter, when vacation rentals are highest. Most vacation rental customers book their reservations 8 to 15 weeks in advance of their departure dates, however, we cannot predict whether this booking trend will continue in the future.

Competition

The vacation exchange and rentals business faces competition throughout the world. Our vacation exchange business competes with Interval International, Inc., which is a third-party international exchange company, with regional and local vacation exchange companies and with Internet-based business models. In addition, certain developers offer exchanges through internal networks of properties, which are operated by us or by the developer, that offer owners of intervals access to exchanges other than those offered by our vacation exchange business. Our vacation rentals business faces competition from a broad variety of marketers of vacation properties who use brokerage, direct marketing and the Internet to market and rent vacation properties.

Trademarks

We own the trademarks “RCI,” “RCI Points,” “The Registry Collection,” “Landal GreenParks,” “English Country Cottages,” “Novasol,” “Cuendet,” “Canvas Holidays,” and related and other trademarks and logos. Such trademarks and logos are material to the businesses that are part of our vacation exchange and rentals business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations.

WYNDHAM VACATION OWNERSHIP

Overview

Wyndham Vacation Ownership, our vacation ownership business, includes marketing and sales of vacation ownership interests, consumer financing in connection with the purchase by individuals of vacation ownership interests, property management services to property owners’ associations, and development and acquisition of vacation ownership resorts. We operate our vacation ownership business through our two primary brands, Wyndham Vacation Resorts and WorldMark by Wyndham. We have the largest vacation ownership business in the world as measured by the numbers of vacation ownership resorts, vacation ownership units and owners of vacation ownership interests. We have developed or acquired approximately 150 vacation ownership resorts in the United States, Canada, Mexico, the Caribbean and the South Pacific that represent more than 20,000 individual vacation ownership units and over 800,000 owners of vacation ownership interests.

Our primary vacation ownership brands, Wyndham Vacation Resorts and WorldMark by Wyndham, operate vacation ownership programs through which vacation ownership interests can be redeemed for vacations through points-based internal reservation systems that provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. The points-based reservation systems offer owners redemption opportunities for other travel and leisure products that may be offered from time to time, and the opportunity for owners to use our products for one or more vacations per year based on level of ownership. Our vacation ownership programs allow us to market and sell our vacation ownership products in variable quantities as opposed to the fixed quantity of the traditional, fixed-week vacation ownership, which is primarily sold on a weekly interval basis, and to offer to existing owners “upgrade” sales to supplement such owners’ existing vacation ownership interests. Although we operate Wyndham Vacation Resorts and WorldMark by Wyndham as separate brands, we have integrated substantially all of the business functions of Wyndham Vacation Resorts and WorldMark by Wyndham, including consumer finance, information technology, certain staff functions, product development and certain marketing activities.

Our vacation ownership business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. Because revenues from sales of vacation ownership interests and consumer finance in connection with such sales depend on the number of vacation ownership units in which we sell vacation ownership interests, increasing the number of such units is important to our revenue growth. Because revenues from property management depend on the number of units we manage, increasing the number of such units is also important to our revenue growth. Revenues from our vacation ownership business represented approximately 54%, 54% and 55% of total company net revenues during 2006, 2005 and 2004, respectively. EBITDA from our vacation ownership business represented approximately 45%, 38% and 37% of total company EBITDA during 2006, 2005 and 2004, respectively.

Sales and Marketing of Vacation Ownership Interests and Property Management

Wyndham Rebranding

As of December 31, 2006, our Fairfield Resorts and Trendwest vacation ownership businesses have begun to transition their consumer branding efforts to Wyndham Vacation Resorts and WorldMark by Wyndham, respectively. This transition, which is expected to continue throughout 2007, includes the implementation of the Wyndham Vacation Resorts and WorldMark by Wyndham brands throughout all marketing, sales and service channels as appropriate, including the application of the Wyndham brand at select resort properties as well as sales, marketing and service centers throughout our system.

Wyndham Vacation Resorts

Wyndham Vacation Resorts markets and sells vacation ownership interests in Wyndham Vacation Resorts’ portfolio of resort properties and uses a points-based reservation system called FairShare Plus to provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. Wyndham Vacation Resorts is involved in the development or acquisition of the resort properties in which Wyndham Vacation Resorts markets and sells vacation ownership interests. Wyndham Vacation Resorts also often acts as a property manager of such resorts. From time to time, Wyndham Vacation Resorts also sells home lots and other real estate interests at its resort properties.

Vacation Ownership Interests, Portfolio of Resorts and Maintenance Fees. The vacation ownership interests that Wyndham Vacation Resorts markets and sells consist of fixed weeks and undivided interests. A fixed week entitles an owner to ownership and usage rights with respect to a unit for a specific week of each year, whereas an undivided interest entitles an owner to ownership and usage rights that are not restricted to a particular week of the year. These vacation ownership interests each constitute a deeded interest in real estate and on average sold for approximately $17,600 in 2006. Of the more than 800,000 owners of vacation ownership interests in Wyndham Vacation Resorts and WorldMark by Wyndham resort properties as of December 31, 2006, approximately 518,000 owners held interests in Wyndham Vacation Resorts resort properties.

Wyndham Vacation Resorts resort properties are located primarily in the United States and, as of December 31, 2006, consisted of 79 resorts that represented approximately 15,000 units. In 2006, Wyndham Vacation Resorts expanded its portfolio in Orlando, Florida, Myrtle Beach, South Carolina, Wisconsin Dells, Wisconsin, Fairfield Glade, Tennessee and Sevierville (Smokey Mts.), Tennessee and added resort properties in new locations, such as Honolulu, Hawaii and San Diego, California.

The majority of the resorts in which Wyndham Vacation Resorts markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World® Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg® in Virginia; and the Hawaiian Islands. Most Wyndham Vacation Resorts resort properties are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI, which awards to the top 10% of RCI affiliated vacation ownership resorts throughout the world designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort for exceptional resort standards and service levels. Among Wyndham Vacation Resorts’ 79 resort properties, 55 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation ownership interests pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts. The annual maintenance fee associated with the average vacation ownership interest purchased ranges from approximately $300 to approximately $650. These fees generally are used to renovate and replace furnishings, pay operating, maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Wyndham Vacation Resorts, as the owner of unsold inventory at resorts, also pays maintenance fees to property owners’ associations in accordance with the legal requirements of the states or jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, Wyndham Vacation Resorts enters into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to vacation ownership interests that have not yet been sold.

FairShare Plus. Wyndham Vacation Resorts uses a points-based internal reservation system called FairShare Plus to provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. With the launch of FairShare Plus in 1991, Wyndham Vacation Resorts became one of the first U.S. developers of vacation ownership properties to move from traditional, fixed-week vacation ownership to a points-based program. Owners of vacation ownership interests in Wyndham Vacation Resorts resort properties that are eligible to participate in the program may elect, and with respect to certain resorts are obligated, to participate in FairShare Plus.

Owners who participate in FairShare Plus assign their rights to use fixed weeks and undivided interests, as applicable, to a trust in exchange for the right to reserve in the internal reservation system. The number of points that an owner receives as a result of the assignment to the trust of the owner’s right to use fixed weeks or undivided interests, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year associated with the interests assigned to the trust or requested by the owner, as applicable. Participants in FairShare Plus may choose (subject to availability) the Wyndham Vacation Resorts resort properties, length of stay, unit types and times of year, depending on the number of points to which they are entitled and the number of points required to take the vacations of their preference. Participants in the program may redeem their points not only for resort stays, but also for other travel and leisure products that may be offered from time to time. Wyndham Vacation Resorts offers various programs that provide existing owners with the opportunity to “upgrade,” or acquire additional vacation ownership interests to increase the number of points such owners can use in FairShare Plus.

Depending on the vacation ownership interest, Wyndham Vacation Resorts not only offers owners the option to make reservations through FairShare Plus, but also offers owners the opportunity to exchange their vacation ownership interests through our vacation exchange business, RCI, or through Interval International, Inc., which is a third-party international exchange.

Program and Property Management. In exchange for management fees, Wyndham Vacation Resorts, itself or through a Wyndham Vacation Resorts affiliate, manages FairShare Plus, the majority of property owners’ associations at resorts in which Wyndham Vacation Resorts markets and sells vacation ownership interests, and property owners’ associations at resorts developed by third parties. On behalf of FairShare Plus, Wyndham Vacation Resorts or its affiliate manages the reservation system for FairShare Plus and provides owner services and billing and collections services. The term of the trust agreement of FairShare Plus runs through December 31, 2025, and the term is renewable if FairShare Plus is extended by a majority of the members of the program (including Wyndham Vacation Resorts). The term of the management agreement, under which Wyndham Vacation Resorts manages the FairShare Plus program, is for five years and is automatically renewed annually for successive terms of five years, provided the trustee under the program does not serve notice of termination to Wyndham Vacation Resorts at the end of any calendar year. On behalf of property owners’ associations, Wyndham Vacation Resorts or its affiliates generally provide day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations. The terms of the property management agreements with the property owners’ associations at resorts in which Wyndham Vacation Resorts markets and sells vacation ownership interests vary; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. At some established sites, the property owners’ associations have entered into property management agreements with professional management companies other than Wyndham Vacation Resorts or its affiliates.

WorldMark by Wyndham

WorldMark by Wyndham markets and sells vacation ownership interests, which are called vacation credits (holiday credits in the South Pacific), in resorts owned by the vacation ownership programs WorldMark, The Club and WorldMark South Pacific Club, which we refer to collectively as the Clubs, which WorldMark by Wyndham formed in 1989 and 2000, respectively. The Clubs provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type, the day of the week and time of year. WorldMark by Wyndham is usually involved in the development of the resorts owned by the Clubs. In addition to developing resorts and marketing and selling vacation credits, WorldMark by Wyndham manages the Clubs and the majority of resorts owned by the Clubs.

In October 1999, WorldMark by Wyndham formed Trendwest South Pacific, Pty. Ltd., an Australian corporation, or Trendwest South Pacific, as its direct wholly owned subsidiary for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Trendwest South Pacific is currently the largest vacation ownership business in Australia, with approximately 35,000 owners of vacation credits as of December 31, 2006. Resorts in the South Pacific typically are owned and operated through WorldMark South Pacific Club, other than 66 units at Denarau Island, Fiji, which are owned by WorldMark, The Club.

Vacation Credits, Portfolio of Resorts and Maintenance Fees. Vacation credits in the Clubs entitle the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. WorldMark by Wyndham and Trendwest South Pacific are the developers or acquirers of the resorts that the Clubs own and operate. After WorldMark by Wyndham or Trendwest South Pacific develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, as applicable. In exchange for the conveyances, WorldMark by Wyndham or Trendwest South Pacific receives the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. Although vacation credits, unlike vacation ownership interests in Wyndham Vacation Resorts resort properties, do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates vacation ownership interests evidenced by deeded interests in real estate. In 2006, the average purchase by a new owner of vacation credits was approximately $11,700. Of the more than 800,000 owners of vacation ownership interests in Wyndham Vacation Resorts and WorldMark by Wyndham resorts as of December 31, 2006, over 282,000 owners held vacation credits in WorldMark by Wyndham resorts.

WorldMark by Wyndham resorts are located primarily in the Western United States, Canada, Mexico and the South Pacific and, as of December 31, 2006, consisted of 75 resorts that represented approximately 5,400 units. Of the WorldMark by Wyndham resorts and units, Trendwest South Pacific has a total of 14 resorts with approximately 500 units. In 2006, WorldMark by Wyndham expanded its portfolio of resorts to include properties in Indio, California; San Diego, California; and Midway, Utah.

The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts. Most WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI. Among WorldMark by Wyndham’s 75 resorts, 62 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation credits pay annual maintenance fees to the Clubs. The annual maintenance fee associated with the average vacation credit purchased is approximately $480. The maintenance fee that an owner pays is based on the number of the owner’s vacation credits. These fees are intended to cover the Clubs’ operating costs, including the dues to the property owners’ associations, which are generally the Clubs’ responsibility. Fees paid to property owners’ associations are generally used to renovate and replace furnishings, pay maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Maintenance of common areas and the provision of amenities typically is the responsibility of the property owners’ associations. WorldMark by Wyndham has a minimal ownership interest in the Clubs that results from WorldMark by Wyndham’s ownership of unsold vacation credits in the Clubs. As the owner of unsold vacation credits, WorldMark by Wyndham pays maintenance fees to the Clubs.

WorldMark, The Club and WorldMark South Pacific Club. The Clubs provide owners of vacation credits with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. Depending on how many vacation credits an owner has purchased, the owner may use the vacation credits for one or more vacations annually. The number of vacation credits that are required for each day’s stay at a unit is listed on a published schedule and varies depending upon the resort location, unit type, time of year and the day of the week. Owners may also redeem their credits for other travel and leisure products that may be offered from time to time.

Owners of vacation credits are able to carry over unused vacation credits in one year to the next year and to borrow vacation credits from the next year for use in the current year. Owners of vacation credits are also able to purchase bonus time from the Clubs for use when space is available. Bonus time gives owners the opportunity to use available resorts on short notice and at a reduced rate and to obtain usage beyond owners’ allotments of vacation credits. In addition, WorldMark by Wyndham offers owners the opportunity to “upgrade,” or acquire additional vacation credits to increase the number of credits such owners can use in the Clubs.

Owners of vacation credits can make reservations through the Clubs, or may elect to join and exchange their vacation ownership interests through our vacation exchange business, RCI, or Interval International, Inc., which is a third-party exchange company.

Club and Property Management. In exchange for management fees, WorldMark by Wyndham, itself or through a WorldMark by Wyndham affiliate, serves as the exclusive property manager and servicing agent of the Clubs and all resort units owned or operated by the Clubs. On behalf of the Clubs, WorldMark by Wyndham or its affiliate provides day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services. WorldMark by Wyndham or its affiliate also manages the reservation system for the Clubs and provides owner services and billing and collections services. The management agreements of WorldMark, The Club and WorldMark South Pacific Club provide for automatic one-year and five-year renewals, respectively, unless renewal is denied by a majority of the voting power of the owners (excluding WorldMark by Wyndham and its affiliates.)

Sales and Marketing

Wyndham Vacation Ownership employs a variety of marketing channels as part of Wyndham Vacation Resorts and WorldMark by Wyndham marketing programs to encourage prospective owners of vacation ownership interests to tour Wyndham Vacation Resorts and WorldMark by Wyndham resort properties, as applicable, and to attend sales presentations at resort locations and off-site sales offices. These channels include direct mail, e-commerce, in-person solicitations, referral programs and inbound and outbound telemarketing. The marketing offers we make through these channels are local and travel-based offers. Our local offers are designed to produce tour flow in regions where prospective owners reside or are currently visiting, and our travel-based offers are designed to solicit the purchase by prospective owners of overnight vacation packages to destinations in which Wyndham Vacation Ownership operates. We believe that marketing through both local and travel-based offers enhances our ability to market successfully to prospective owners.

Wyndham Vacation Resorts and WorldMark by Wyndham offer a variety of entry-level programs and products as part of their sales strategies. One such program allows prospective owners to acquire one-year’s worth of points or credits with no further obligations, and one such product is a biennial interest, which prospective owners can buy, that provides for vacations every other year. As part of their sales strategies, Wyndham Vacation Resorts and WorldMark by Wyndham rely on their points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits, which can be upgraded at a later date. To facilitate upgrades among existing owners, Wyndham Vacation Resorts and WorldMark by Wyndham market opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions to owners while such owners vacation at Wyndham Vacation Resorts or WorldMark by Wyndham resort properties, as applicable.

The marketing and sales activities of Wyndham Vacation Resorts and WorldMark by Wyndham are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ present and past customers through co-branded marketing offers, in-bound call transfer programs, in-store promotions, on-line advertising, sweepstakes programs and other highly integrated marketing platforms.

Wyndham Vacation Resorts Sales and Marketing. Wyndham Vacation Resorts sells its vacation ownership interests and other real estate interests at 38 resort locations and eight off-site sales centers. On-site sales accounted for approximately 84% of all new sales during 2006. On-site sales presentations typically follow a resort tour led by a Wyndham Vacation Resorts salesperson. Wyndham Vacation Resorts conducted approximately 623,000 and 585,000 tours in 2006 and 2005, respectively.

Wyndham Vacation Resorts’ resort-based sales centers, which are located in popular travel destinations throughout the United States, generate substantial tour flow through providing travel-based offers. The sales centers sell overnight vacation packages to popular travel destinations throughout the United States and when the purchasers of such packages redeem the packages, Wyndham Vacation Resorts sales representatives provide the purchasers with tours of Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts utilizes direct mail, on-line campaigns and outbound and inbound telemarketing to market for sale the overnight vacation packages to prospective owners of vacation ownership interests, many of whom are also past or prospective customers for our travel, hospitality, entertainment and gaming marketing alliances. Wyndham Vacation Resorts often co-brands the vacation packages with third parties with whom it has marketing alliances and features products or services provided by those third parties as part of the vacation packages.

Wyndham Vacation Resorts’ resort-based sales centers also generate substantial tour flow through providing local offers. The sales centers enable Wyndham Vacation Resorts to market to tourists already visiting destination areas. Wyndham Vacation Resorts’ marketing agents, which often operate on the premises of the hospitality, entertainment, gaming and retail companies with which Wyndham Vacation Resorts has alliances within these markets, solicit local tourists with offers relating to activities and entertainment in exchange for the tourists’ visiting the local resorts and attending sales presentations. An example of a marketing alliance through which Wyndham Vacation Resorts markets to tourists already visiting destination areas is Wyndham Vacation Resorts’ current arrangement with Harrah’s Entertainment in Las Vegas, Nevada, which enables Wyndham Vacation Resorts to operate several concierge-style marketing kiosks throughout Harrah’s Casino that permit Wyndham Vacation Resorts to solicit patrons to attend tours and sales presentations with Harrah’s-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. Wyndham Vacation Resorts also operates its primary Las Vegas sales center within Harrah’s Casino and regularly shuttles prospective owners targeted by such sales centers to and from Wyndham Vacation Resorts’ nearby resort property. Wyndham Vacation Resorts also has marketing alliances with Trump Casino Resorts and Outrigger Hotels & Resorts.

Wyndham Vacation Resorts’ resort-based sales centers enable Wyndham Vacation Resorts to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at Wyndham Vacation Resorts resort properties. Sales of vacation ownership interests relating to upgrades represented approximately 46%, 42% and 37% of Wyndham Vacation Resorts’ net sales of vacation ownership interests in 2006, 2005 and 2004, respectively.

WorldMark by Wyndham Sales and Marketing. WorldMark by Wyndham sells its vacation credits in the United States primarily at 62 sales offices, 29 of which are located off-site in metropolitan areas. Trendwest South Pacific conducts its international sales and marketing efforts through on-site and off-site sales offices, telemarketing and road shows. As of December 31, 2006, Trendwest South Pacific had 11 sales offices throughout the east coast of Australia, the North Island of New Zealand and Fiji. Off-site sales offices generated approximately 60% and 69% of WorldMark by Wyndham’s sales of new vacation credits in 2006 and 2005, respectively. WorldMark by Wyndham conducted approximately 423,000 and 349,000 tours in 2006 and 2005, respectively.

WorldMark by Wyndham’s off-site sales offices market vacation credits through local offers to prospective owners in areas where such purchasers reside. WorldMark by Wyndham’s off-site sales offices provide WorldMark by Wyndham with access to large numbers of prospective owners and a convenient, local venue at which to preview and sell vacation credits. WorldMark by Wyndham’s off-site sales offices provide WorldMark by Wyndham with access to a wide group of qualified sales personnel due to the locations of the sales offices in metropolitan areas.

WorldMark by Wyndham uses a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and various other promotional programs. WorldMark by Wyndham also co-sponsors sweepstakes, giveaways and other promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, WorldMark by Wyndham offers existing owners cash awards or other incentives for referrals of new owners.

WorldMark by Wyndham and Trendwest South Pacific periodically encourage existing owners of vacation credits to acquire additional vacation credits through various methods. Sales of vacation credits relating to upgrades represented approximately 35%, 31% and 33% of WorldMark by Wyndham’s net sales of vacation credits in 2006, 2005 and 2004, respectively. Sales of vacation credits relating to upgrades represented approximately 16%, 13% and 11% of Trendwest South Pacific’s net sales of vacation credits in 2006, 2005 and 2004, respectively.

Purchaser Financing

Wyndham Vacation Resorts and WorldMark by Wyndham offer financing to purchasers of vacation ownership interests. By offering consumer financing, we are able to reduce the initial cash required by customers to purchase vacation ownership interests, thereby enabling us to attract additional customers and generate substantial incremental revenues and profits. Wyndham Vacation Ownership services loans extended by Wyndham Vacation Resorts and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance (formerly known as Cendant Timeshare Resort Group-Consumer Finance, Inc.), a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada that performs loan servicing and other administrative functions for Wyndham Vacation Resorts and WorldMark by Wyndham. As of December 31, 2006, we serviced a portfolio of approximately 262,000 loans that totaled $2,658 million in aggregate principal amount outstanding, with an average interest rate of approximately 13%.

Wyndham Vacation Resorts and WorldMark by Wyndham do not currently conduct a credit investigation or other review or inquiry into a purchaser’s credit history before offering to finance a portion of the purchase price of the vacation ownership interests. As of December 31, 2006, however, at the majority of Wyndham Vacation Resorts sales offices, purchasers are offered an enhanced financing option-the opportunity to obtain financing on more favorable terms if they agree to permit Wyndham Vacation Resorts to obtain their credit scores. The interest rate offered to participating purchasers is determined from automated underwriting based upon the purchaser’s credit score, the amount of the down payment and the size of purchase. WorldMark by Wyndham sales offices currently do not offer an enhanced financing option and instead offer financing with an interest rate based upon the size of the purchase. However, WorldMark by Wyndham, through certain upgrade sales programs, may offer existing owners of vacation credits who purchase additional vacation credits financing on more favorable terms based on such owner’s payment history with WorldMark by Wyndham. Both Wyndham Vacation Resorts and WorldMark by Wyndham offer purchasers an interest rate reduction if they participate in their pre-authorized checking, or PAC, programs, pursuant to which our consumer financing subsidiary each month debits a purchaser’s bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date. As of December 31, 2006, approximately 82% of purchaser financing serviced by our consumer financing subsidiary participated in the PAC program. In addition, in an effort to improve the performance of their respective portfolios, Wyndham Vacation Resorts plans to expand its enhanced financing option initiative, and WorldMark by Wyndham plans to explore implementing a similar enhanced financing option.

Wyndham Vacation Resorts and WorldMark by Wyndham generally require a minimum down payment of 10% of the purchase price on all sales of vacation ownership interests and offer consumer financing for the remaining balance for up to ten years. Both Wyndham Vacation Resorts and WorldMark by Wyndham offer programs through which prospective owners may accumulate the required 10% down payment over a period of time not greater than six months. The prospective owner is placed in “pending” status until the required 10% down payment amount is received.

Similar to other companies that provide consumer financing, we securitize a majority of the receivables originated in connection with the sales of our vacation ownership interests. We initially place the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities. As of December 31, 2006, the aggregate principal amount outstanding of receivables in the warehouse securitization facility and the term securitization facilities was $733 million and $1,013 million, respectively.

Servicing and Collection Procedures

Our consumer financing subsidiary is responsible for the maintenance of accounts receivables files and all customer service, billing and collection activities related to the domestic loans we extend. Our consumer financing subsidiary also services loans pledged in our warehouse and term securitization facilities. As of December 31, 2006, our consumer financing subsidiary had approximately 474 employees, the majority of whom were in customer service and maintenance (approximately 193) and loan collection and special services (approximately 183).

Since April 2005, Wyndham Vacation Resorts and WorldMark by Wyndham have used a single computerized online data system to maintain loan records and service the loans. This system permits access to customer account inquiries and is supported by our information technology department.

The collection methodologies for both brands are similar and entail a combination of mailings and telephone calls which are supported by an automated dialer. As of December 31, 2006, the loan portfolios of both Wyndham Vacation Resorts and WorldMark by Wyndham were approximately 94% current (i.e., not more than 30 days past due).

We assess the performance of our loan portfolio by monitoring certain metrics on a daily, weekly, monthly and annual basis. These metrics include, but are not limited to, collections rates, account roll rates, defaults by state residency of the obligor and bankruptcies. We define defaults as accounts that are 120 days or more past due plus bankrupt accounts. The average expected cumulative gross default rate is approximately 16.5%. At December 31, 2006, loans originated in 2004 and 2005 had aggregate cumulative default rates of approximately 14.5% and 10.7%, respectively.

Strategies

We intend to grow our vacation ownership business by increasing sales of vacation ownership interests to new owners and sales of upgrades to existing owners by expanding our marketing and sales efforts, strengthening our product offerings and further developing our consumer financing activities. We plan to leverage the Wyndham brand in our marketing efforts, add new resorts, expand our marketing alliances and increase our on-site sales activities to existing owners. Our plans generally focus on pursuing these strategies organically. In addition, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international, including through the use of Wyndham Worldwide common stock as currency.

Expand our sales and marketing efforts

We plan to expand sales and marketing to new and existing owners, including marketing and selling through in-person solicitation, direct mail, e-commerce, referral programs, inbound and outbound telemarketing and upgrade sale programs. We plan to leverage the Wyndham brand in our marketing efforts to strengthen our position in the higher-end segment of the vacation ownership industry, to attract prospective new owners in higher income demographics through Wyndham-branded marketing campaigns, and to increase upgrade sales through the application of the Wyndham brand within existing and new higher-end products and product features.

We plan to expand our marketing and sales distribution channels through the pursuit of additional integrated marketing alliances with lodging and entertainment companies. We currently have alliances with Harrah’s Entertainment in Las Vegas, Nevada; Trump Casino Resorts in Atlantic City, New Jersey; and Outrigger Hotels & Resorts throughout Hawaii, which permit us to conduct marketing and sales activities at properties owned by these companies. We will explore expanding our existing alliances and entering into new alliances.

Strengthen our product offerings

We plan to strengthen the products that we offer by adding new resorts and resort locations and expanding our offering of higher-end products and product features. We plan to develop additional resorts in new domestic regions and in domestic regions we currently serve that are experiencing strong demand such as Orlando, Myrtle Beach, San Antonio, Las Vegas, San Diego and Hawaii. We plan to develop additional resorts in international regions in Canada, the Caribbean, Mexico, Australia and Asia. In addition, we may also acquire additional resorts that complement our current portfolio of resorts.

We are applying the Wyndham brand at new domestic and international resorts, as well as at select locations within our current portfolio of resorts. In addition, we plan to develop and market mixed-use hotel and vacation ownership properties in conjunction with the Wyndham brand. The mixed-use properties would afford us access to both hotel clients in higher income demographics for the purpose of marketing vacation ownership interests and hotel inventory for use in our marketing programs.

We plan to expand upon existing and create new higher-end product offerings in conjunction with the Wyndham brand. We are exploring associating the Wyndham brand with our existing high-end Presidential-style vacation ownership units in our current inventory and may further apply the Wyndham brand to current and future product features and services available to our owners who have attained enhanced membership status within our vacation ownership programs as a result of achieving substantial ownership levels.

Enhance our consumer financing activities

We plan to increase our revenue from vacation ownership interest sales by enhancing our customers’ ability to purchase our products. Our consumer financing activities increase our sales of Wyndham Vacation Resorts and WorldMark by Wyndham vacation ownership interests by offering financing to prospective purchasers who might otherwise not purchase. Additionally, offering financing permits prospective purchasers to acquire larger vacation ownership interests than they might otherwise acquire. To further increase the number and size of sales of our vacation ownership interests, we plan to explore offering new financing products and terms that are desirable to prospective purchasers.

We plan to increase our net interest income by improving the performance of our portfolio of vacation ownership contract receivables. To improve the performance of our portfolio, we plan to expand our enhanced financing option initiative. In addition, we plan to continue improving our collection activities to reduce the volume and duration of delinquencies and defaults, thereby improving the performance of our portfolio. We also plan to continue reducing our loan servicing costs.

Seasonality

We rely, in part, upon tour flow to generate sales of vacation ownership interests; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from spring and summer travelers. Revenues from sales of vacation ownership interests therefore are generally higher in the second and third quarters than in other quarters. We cannot predict whether these seasonal trends will continue in the future.

Competition

The vacation ownership industry is highly competitive and is comprised of a number of companies specializing primarily in sales and marketing, consumer financing, property management and development of vacation ownership properties. In addition, a number of national hospitality chains develop and sell vacation ownership interests to consumers. Some of the well-known players in the industry include Disney Vacation Club, Hilton Grand Vacations Company LLC, Marriott Ownership Resorts, Inc. and Starwood Vacation Ownership, Inc.

Trademarks

We own the trademarks “Wyndham Vacation Ownership,” “Wyndham Vacation Resorts,” “WorldMark by Wyndham,” “Fairfield,” “Trendwest” and “FairShare Plus” and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our vacation ownership business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations. We own the “WorldMark” trademark pursuant to an assignment agreement with WorldMark, The Club. Pursuant to the assignment agreement, WorldMark, The Club may request that the mark be reassigned to it only in the event of a termination of the WorldMark vacation ownership programs. During the fourth quarter of 2006, we announced that we will be changing our Fairfield Resorts and Trendwest branding to Wyndham Vacation Resorts and WorldMark by Wyndham, respectively. As such, we will discontinue use of the Fairfield and Trendwest trademark names over the next 12 months.

Employees

At December 31, 2006, we had approximately 30,100 employees, including approximately 10,000 employees outside of the United States. At December 31, 2006, our lodging business had approximately 4,500 employees, our vacation exchange and rentals business had approximately 9,100 employees and our vacation ownership business had approximately 16,200 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our relations with employees are good.

Government Regulation

Our businesses are either subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations described below. The descriptions do not purport to cover all present and proposed laws, regulations and policies that affect our businesses.

We believe that we are in material compliance with these laws, regulations and policies. Although we cannot predict the effect of changes to the existing laws, regulations and policies or to the proposed laws, regulations and policies that are described below, we are not currently aware of proposed changes or proposed new laws, regulations and policies that will have a material adverse effect on our business.

Regulations Generally Applicable to Our Business

Our businesses are subject to, among others, laws and regulations that affect privacy and data collection, marketing regulation and the use of the Internet, as described below:

Privacy and Data Collection. The collection and use of personal data of our customers and our ability to contact our customers, including through telephone or facsimile, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Many states have introduced legislation or enacted laws and regulations that require strict compliance with standards for data collection and protection of privacy and provide for penalties for failure to notify customers when such standards are breached, even by third parties. The U.S. Federal Trade Commission, or FTC, adopted “do not call” and “do not fax” regulations in October 2003. In compliance with such regulations, our affected businesses have developed and implemented plans to block phone numbers listed on the “do not call” and “do not fax” registries and have instituted new procedures for preventing unsolicited telemarketing calls. In response to “do not call” and “do not fax” regulations, our affected businesses have reduced their reliance on outbound telemarketing. In addition, our European businesses have adopted policies and procedures to comply with the European Union Directive on Data Protection. These policies and procedures require that unless the use of data is “necessary” for certain specified purposes, including, for example, the performance of a contract with the individual concerned, consent to use data must be obtained. Australia, in 2006, adopted “do not call” legislation and promulgated “do not call” regulations. Such regulations will become effective May 2007 and we are instituting new procedures to comply with such regulations.

Marketing Operations. The products and services offered by our various businesses are marketed through a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated at the state and federal levels, and we believe that the effect of such regulations on our marketing operations will increase over time. Such regulations, which include anti-fraud laws, consumer protection laws, privacy laws, identity theft laws, anti-spam laws, telemarketing laws and telephone solicitation laws, may limit our ability to solicit new customers or to market additional products or services to existing customers. In addition, some of our business units use sweepstakes and contests as part of their marketing and promotional programs. These activities are regulated primarily by state laws that require certain disclosures and assurance that the prizes will be available to the winners.

Internet. Although our business units’ operations on the Internet are not currently regulated by any government agency in the United States, it is likely that a number of laws and regulations may be adopted to regulate the Internet. In addition, it is possible that existing laws may be interpreted to apply to the Internet in ways that the existing laws are not currently applied, particularly with respect to the imposition of state and local taxes on the use and reservation of accommodations through the Internet. Regulatory and legal requirements are particularly subject to change with respect to the Internet and may become more restrictive, which will increase the difficulty and expense of compliance or otherwise restrict our business units’ abilities to conduct operations as such operations are currently conducted.

We are also aware of, and are actively monitoring the status of, certain proposed United States state and international legislation related to privacy and e-mail marketing that may be enacted in the future. It is unclear at this point what effect, if any, such state and international legislation may have on our businesses. California, for example, has enacted legislation that requires enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities. We cannot predict with certainty whether these laws will affect our practices with respect to customer information and inhibit our ability to market our products and services nor can we predict whether other states will enact similar laws. Because Internet reservations are more cost-effective than reservations taken over the phone, our costs may increase if Internet reservations are adversely affected by regulations.

Travel Agency Services. The travel agency products and services that our businesses provide are subject to various federal, state and local regulations. We must comply with laws and regulations that relate to our marketing and sales of such products and services, including laws and regulations that prohibit unfair and deceptive advertising or practices and laws that require us to register as a “seller of travel” to comply with disclosure requirements. In addition, we are indirectly affected by the regulation of our travel suppliers, many of which are heavily regulated by the United States and other governments. We are also affected by the European Union Directive applicable to the sale and provision of package holidays because some of our European businesses operate such that they are classified, for certain of their operations, as organizers of package holidays. This European Union Directive places liability for the package holiday sold with the organizer and requires that the organizer has security in place in order to refund to the consumer money paid by such consumer in the event of insolvency of the organizer.

Regulations Applicable to the Lodging Business

Our lodging business is subject to, among others, laws, regulations and policies that affect the sale of franchises and access for persons with disabilities, as described below:

Sale of Franchises. The FTC, various state laws and regulations and the laws of jurisdictions outside the United States regulate the offer and sale of franchises. The FTC requires that franchisors make extensive written disclosure in a prescribed format to prospective franchisees but does not require registration. The FTC recently approved new franchise regulations (the “FTC Rule”) that will affect sales practices and procedures and the content of disclosure documents that we use to sell franchises in the United States. The new FTC Rule will become effective as of July 1, 2007 but franchisors may use their current UFOC formats for one year from the effective date. We believe that the new FTC Rule will have no material adverse impact on the offer and sale of our hotel franchises. The state laws that affect our franchise business regulate the offer and sale of franchises, the termination, renewal and transfer of franchise agreements, and the provision of loans to franchisees as part of the sales of franchises. Currently, 19 states have laws that require registration or disclosure in connection with offers and sales of franchises. In addition, 20 states currently have “franchise relationship” laws that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of the agreements. California regulates the provision of loans to franchisees as part of the sales of the franchises but we are currently exempt from such law. The laws of jurisdictions outside the United States regulate pre-sale disclosure and the commencement of franchising. Three Canadian provinces and a number of foreign jurisdictions have adopted pre-sale disclosure regulations. China has enacted regulations that, among other things, require an organization to operate properties in at least two locations in the area where the organization wants to franchise brands before China will permit the organization to commence acting as a franchisor. We have received legal advice that such regulations do not prevent us from continuing to franchise brands that we had franchised in China before the effective date of the regulations and any direct franchises will be established in accordance with applicable law.

Persons with Disabilities. The Americans with Disabilities Act, or ADA, requires public accommodations, such as lodging and restaurant facilities, to (i) offer facilities without discriminating against persons with disabilities, (ii) offer auxiliary aids and services to persons with hearing, vision or speech disabilities who would benefit from such services without fundamentally altering the nature of the goods or services offered and (iii) remove barriers to mobility or communication to the extent readily achievable. The U.S. Department of Justice published “Standards for Accessible Design” and “Accessibility Guidelines,” collectively referred to as ADAAG, that, among other things, prescribe a specified number of handicapped accessible rooms, assistive devices for hearing, speech and visually impaired persons, and general standards of design applicable to all areas of facilities subject to the law, including hotels. The ADAAG specifies the minimum room design and layout criteria for handicapped accessible rooms. Any newly constructed facility (first occupied after January 26, 1993) must comply with ADAAG and be readily accessible to and useable by persons with disabilities. The owner of each facility and its contractors are responsible for ADA and ADAAG compliance.

Regulations Applicable to the Vacation Exchange and Rentals Business

Our vacation exchange business is subject to, among other laws and regulations, statutes in certain states that regulate vacation exchange services, and we must prepare and file annually disclosure guides with regulators in states where such filings are required. Although our vacation exchange business is not generally subject to state statutes that govern the development of vacation ownership properties and the sale of vacation ownership interests, these statutes directly affect the members of our vacation exchange program and resorts with units that participate in our vacation exchanges. These statutes, therefore, indirectly affect our vacation exchange business. In addition, several states and localities are attempting to enact or have enacted laws or regulations that would impose or impose, as applicable, taxes on members that complete exchanges, similar to local transient occupancy taxes. Our vacation rentals business is subject to state and local regulation, including applicable seller of travel, travel club and real estate brokerage licensing statutes.

Regulations Applicable to the Vacation Ownership Business

Our vacation ownership business is subject to, among others, the laws and regulations that affect the marketing and sale of vacation ownership interests, property management of vacation ownership resorts, travel agency services and the conduct of real estate brokers, described below:

Federal, State and International Regulation of Vacation Ownership Business. Our vacation ownership business is subject to federal legislation, including without limitation, Housing and Urban Development Department regulations, such as the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of borrowers’ loans; the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, which require certain disclosures to borrowers regarding the settlement of real estate transactions and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; the Telemarketing and Fraud and Abuse Prevention Act; the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act and other laws, which address privacy of consumer financial information; and the Civil Rights Acts of 1964, 1968 and 1991. Many states have laws that regulate our vacation ownership business’ operations, including those relating to real estate licensing, travel sales licensing, anti-fraud, telemarketing, restrictions on the use of predictive dialers, prize, gift and sweepstakes regulations, labor, and various regulations governing access and use of our resorts by disabled persons. In addition to regulation in the United States and Australia, our vacation ownership business is subject to regulation in other countries where we develop or manage resorts and where we market or sell vacation ownership interests, including Canada, Mexico, New Zealand and Fiji. The scope of regulation of our vacation ownership business in Canada, where we develop, market, sell and manage resorts, is similar to the scope of regulation of our vacation ownership business in the United States. In addition, in Australia, we are regulated by the Australian Securities and Investments Commission, which requires that all persons conducting vacation ownership sales and marketing and vacation ownership club activities hold an Australian Financial Services License and comply with the rules and regulations of the Commission. Unlike in the United States, where the vacation ownership industry is regulated primarily by state law, the vacation ownership industry in Australia is regulated under federal Australian securities law because Australian law regards a vacation ownership interest as a security. As we expand our vacation ownership business by entering new markets, we will become subject to regulation in additional countries.

The sale of vacation ownership interests is potentially subject to federal and state securities laws. However, most federal and state agencies generally do not regulate our sale of vacation ownership interests as securities, in part because we offer our vacation ownership interests for personal vacation use and enjoyment and not for investment purposes with the expectation of profit or in conjunction with a rental arrangement. In addition, the vacation ownership interests that we market and sell are real estate interests or are akin to real estate interests and therefore our vacation ownership business is extensively regulated by many states’ departments of commerce and/or real estate. Because of such extensive regulation, additional regulation of our vacation ownership products as securities generally does not occur. Some states in which we market and sell our vacation ownership interests regulate our products as securities. In those states, we comply with such regulation by either registering our vacation ownership interests for sale as securities or qualifying for an exemption from registration and by providing required disclosures to our purchasers. If federal and additional state agencies elected to regulate our vacation ownership interest products as securities, we would comply with such regulation by either registering our vacation ownership interests for sale as securities or qualifying for an exemption from registration and by providing required disclosures to our purchasers.

State real estate foreclosure laws impact our vacation ownership business. We secure loans made to purchasers of vacation ownership interests that constitute real estate interests and that are deeded prior to loan repayment by requiring purchasers to grant a first priority mortgage lien in our favor, which is recorded against title to the vacation ownership interest. In the event of a purchaser’s default, the purchaser will often voluntarily deed the vacation ownership interest to us, in which event foreclosure is not necessary. If the purchaser does not do so, we may commence a judicial or non-judicial foreclosure proceeding. State real estate foreclosure laws normally require that certain conditions be satisfied prior to completing foreclosure, including providing to the purchaser both a notice and an opportunity to redeem the purchaser’s interest and conducting a foreclosure sale. While state real estate foreclosure laws impose requirements and expenses on us, we are able to comply with the requirements, bear the expenses and complete foreclosures. Several states have enacted anti-deficiency laws which generally prohibit a lender from recovering the portion of an outstanding loan in excess of the proceeds of a foreclosure sale of a borrower’s primary residence that secures repayment of the loan. Since purchasers of vacation ownership interests do not occupy a resort unit as a primary residence, state anti-deficiency laws generally do not impact us. Our sale of vacation ownership interests that are vacation credits is not impacted by state real estate foreclosure and anti-deficiency laws, since vacation credits are not direct real estate interests.

Marketing and Sale of Vacation Ownership Interests. We are subject to extensive regulation by states’ departments of commerce and/or real estate and international regulatory agencies, such as the European Commission, in locations where our resorts in which we sell vacation ownership interests are located or where we market and sell vacation ownership interests. Many states regulate the marketing and sale of vacation ownership interests, and the laws of such states generally require a designated state authority to approve a vacation ownership public report, which is a detailed offering statement describing the resort operator and all material aspects of the resort and the sale of vacation ownership interests. In addition, the laws of most states in which we sell vacation ownership interests grant the purchaser of such an interest the right to rescind a contract of purchase at any time within a statutory rescission period, which generally ranges from three to 15 days, depending on the state.

Property Management of Vacation Ownership Resorts. Our vacation ownership business includes property management operations that are subject to state condominium and/or vacation ownership management regulations and, in some states, to professional licensing requirements.

Conduct of Real Estate Brokers. The marketing and sales component of our vacation ownership business is subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions relating to the conduct of real estate brokers and sales associates, including laws and regulations that relate to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures. The federal Real Estate Settlement Procedures Act and state real estate brokerage laws also restrict payments that real estate brokers and other parties may receive or pay in connection with the sales of vacation ownership interests and referral of prospective owners. Such laws may, to some extent, restrict arrangements involving our vacation ownership business.

Environmental Regulation. Because our vacation ownership business acquires, develops and renovates vacation ownership interest resorts, we are subject to various environmental laws, ordinances, regulations and similar requirements in the jurisdictions where our resorts are located. The environmental laws to which our vacation ownership business is subject regulate various matters, including pollution, hazardous and toxic substances and wastes, asbestos, petroleum and storage tanks.

Regulations Applicable to the Management of Property Operations

Our business that relates to the management of property operations, which includes components of our lodging and vacation ownership businesses, is subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety, including as described below:

Health and Sanitation. Most states have regulations or statutes governing the lodging business or its components, such as restaurants, swimming pools and health facilities. Lodging and restaurant businesses often require licensing by state and local authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health-related laws affect the use of linens, towels and glassware. Other laws govern swimming pool use and operation and require the posting of notices, availability of certain rescue equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

Sale of Alcoholic Beverages. Alcoholic beverage service is subject to licensing and extensive regulations that govern virtually all aspects of service. Compliance with these regulations at managed locations may impose obligations on the owners of managed hotels, Wyndham Hotel Management as the property manager or both. Managed hotel operations may be adversely affected by delays in transfers or issuances of alcoholic beverage licenses necessary for food and beverage services.

Facility Operation. The operation of lodging facilities is subject to innkeepers’ laws that (i) authorize the innkeeper to assert a lien against and sell, after observing certain procedures, the possessions of a guest who owes an unpaid bill for lodging or other services provided by the innkeeper, (ii) affect or limit the liability of an innkeeper who posts required notices or disclaimers for guest valuables if a safe is provided, guest property, checked or stored baggage, mail and parked vehicles, (iii) require posting of house rules and room rates in each guest room or near the registration area, (iv) may require registration of guests, proof of identity at check-in and retention of records for a specified period of time, (v) limit the rights of an innkeeper to refuse lodging to prospective guests except under certain narrowly defined circumstances, and (vi) may limit the right of the innkeeper to evict a guest who overstays the scheduled stay or otherwise gives a reason to be evicted. Federal and state laws applicable to places of public accommodation prohibit discrimination in lodging services on the basis of the race, creed, color or national origin of the guest. Some states prohibit the practice of “overbooking” and require the innkeeper to provide the reserved lodging or find alternate accommodations if the guest has paid a deposit, or face a civil fine. Some states and municipalities have also enacted laws and regulations governing no-smoking areas and guest rooms that are more stringent than our standards for no-smoking guest rooms.

Fire Safety. The federal Hotel and Motel Safety Act of 1990 requires all places of public accommodation to install hard wired, single station smoke detectors meeting National Fire Protection Association Standard 74 in each guest room and to install an automatic sprinkler system meeting National Fire Protection Association Standard 13 or 13-R in facilities taller than three stories, unless certain exceptions are met, for such places to be approved for lodging and meetings of federal employees. Travel directories published by the federal government and lists maintained by state officials will include only those facilities that comply with the Hotel and Motel Safety Act of 1990. Other state and local fire and life safety codes may require exit maps, lighting systems and other safety measures unique to lodging facilities.

Occupational Safety. The federal Occupational Safety and Health Act, or OSHA, requires that businesses comply with industry-specific safety and health standards, which are known collectively as OSHA standards, to provide a safe work environment for all employees and prevent work-related injuries, illnesses and deaths. Failure to comply with such OSHA standards may subject the lodging business to fines from the Occupational Safety and Health Administration.

Environmental Regulation. Our business that relates to the management of property operations is subject to various environmental laws, ordinances, regulations and similar requirements in the jurisdictions where the properties we manage are located. We must comply with environmental laws that regulate pollution, hazardous and toxic substances and wastes, asbestos, petroleum and storage tanks.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.wyndhamworldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about its public reference rooms.

We maintain an Internet site at http://www.wyndhamworldwide.com. Our website and the information contained on or connected to that site are not incorporated into this annual report.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this report. We believe that the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the separation agreements we executed with Cendant and former Cendant units, Realogy and Travelport, we and Realogy are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs. We generally are responsible for the payment of our share of all taxes imposed on Cendant and certain other subsidiaries and certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant’s terminated or divested businesses, liabilities relating to the Travelport sale, the Cendant litigation described below under “Cendant Litigation,” generally any actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for these liabilities were to default on its obligations, each non-defaulting party (including Avis Budget) would be required to pay an equal portion of the amounts in default. Accordingly, we may, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such contingent and other corporate liabilities including associated costs. On December 15, 2006, Realogy entered into an agreement and plan of merger with an affiliate of Apollo Management VI, L.P. pursuant to which Realogy will be acquired by Apollo and no longer trade as an independent public company. The proposed merger does not negate Realogy’s obligation to satisfy 62.5% of such contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. Following closing of the proposed merger, however, Realogy is expected to have greater debt obligations and its ability to satisfy its portion of these liabilities may be adversely impacted.

The hospitality industry is highly competitive and we are subject to risks relating to competition that may adversely affect our performance.

We will be adversely impacted if we cannot compete effectively in the highly competitive hospitality industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may put pressure on us to change our model so that we can remain competitive.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by economic slowdown, terrorism, acts of God and war, may adversely affect us.

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown, terrorist incidents and threats (and associated heightened travel security measures), acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters), war, bird flu and other pandemics, financial instability of air carriers, airline job actions and strikes, and increases in gas and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations with current and potential franchisees, hotel owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	competition for desirable sites for the development of vacation ownership properties and liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	taxation of guest loyalty program benefits that adversely affects the cost or consumer acceptance of loyalty programs; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

We may not be able to achieve our growth objectives.

There can be no assurance that we will be successful in achieving our objectives for increasing the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members acquired by our vacation exchange business, the number of rental weeks sold by our vacation rentals business and the number of tours generated and vacation ownership interests sold by our vacation ownership business.

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

Our international operations are subject to risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the United States; hostility from local populations; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; foreign exchange restrictions; fluctuations in foreign currency exchange rates; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes.

We are subject to risks related to litigation filed by or against us.

We are subject to a number of legal actions and the risk of future litigation as described below under “Legal Proceedings”. We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed by or against us. Adverse results in litigation and other proceedings may harm our business.

We are subject to certain risks related to our indebtedness, our securitization of assets, the cost and availability of capital and the extension of credit by us.

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We are a lender of funds when we finance purchases of vacation ownership interests. In connection with our debt obligations, the securitization of certain of our assets and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit will be insufficient to meet required payments of principal and interest;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage requires the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	we may not be able to securitize our vacation ownership contract receivables because of, among other factors, the performance of the vacation ownership contract receivables, the market for vacation ownership loan-backed notes and asset-backed notes in general, the ability to insure the securitized vacation ownership contract receivables, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than our allowances for doubtful accounts;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us, the financing of purchases of vacation ownership interests and the renovation and maintenance of properties by vacation ownership resorts;

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase; and

•	purchasers of vacation ownership interests who finance a portion of the purchase price may default on their loan and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt.

Several of our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.

Our businesses are heavily regulated by the states or provinces (including local governments) and countries in which our operations are conducted. If we are not in substantial compliance with applicable laws and regulations, including, among others, privacy, telemarketing, licensing, labor and environmental laws, we may be subject to regulatory actions, fines, penalties and potential criminal prosecution.

We are dependent on our senior management.

We believe that our future growth depends, in part, on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our growth strategies.

The weakening or unavailability of our intellectual property could adversely affect our business.

The weakening or unavailability of our trademarks, trade dress and other intellectual property rights could adversely affect our business. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, trade dress and other intellectual property that are fundamental to the brands that we use in all of our businesses. There can be no assurance that the steps we take to protect our intellectual property will be adequate.

Disruptions and other impairment of our information technologies and systems could adversely affect our business.

Any disaster, disruption or other impairment in our technology capabilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. The operation, maintenance and updating of these technologies and systems is dependent upon third-party technologies, systems and services for which there is no assurance of uninterrupted availability.

The market price of our shares may fluctuate.

The market price of our common stock may fluctuate depending upon many factors some of which may be beyond our control, including: our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the failure of securities analysts to cover our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of other comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in Wyndham Worldwide may be diluted in the future.

Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we expect will be granted over time to our directors, officers and employees as well as due to the exercise of options issued in connection with the spin-off. In addition, our Board may issue shares of common and preferred stock up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation, by-laws, stockholder rights plan and under Delaware law may prevent or delay an acquisition of our company, which could impact the trading price of our common stock.

Our certificate of incorporation, by-laws, stockholder rights plan and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others: a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Under our stockholder rights plan, our Board may issue shares of stock at a discount to market if a person or group attempts to acquire us on terms not approved by our Board. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We cannot provide assurance that we will pay any dividends.

There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in Wyndham Worldwide. This appreciation may not occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in a leased office at 7 Sylvan Way in Parsippany, New Jersey. The lease expires in 2011. We have a leased office in Virginia Beach, VA for our Employee Service Center that expires in 2011.

Wyndham Hotel Group

Our lodging business has its main corporate operations at a leased office at 1 Sylvan Way in Parsippany, New Jersey, pursuant to a lease that expires in 2008. Our lodging business also leases space for its reservations centers and/or data warehouse in Aberdeen, South Dakota; Phoenix, Arizona; and Saint John, New Brunswick, Canada pursuant to leases that expire in 2010, 2010 and 2013, respectively. In addition, our lodging business leases office space in Atlanta, Georgia expiring in 2011; Dallas, Texas expiring in 2007; Mission Viejo, CA expiring in 2013; and Hammersmith, United Kingdom expiring in 2012. Our lodging business also leases two vacant properties in Phoenix, Arizona and Knoxville, Tennessee pursuant to leases that expire in 2007.

RCI Global Vacation Network

Our vacation exchange business has its main corporate operations at a leased office in Parsippany, New Jersey. Our vacation exchange business also owns five properties located in the following cities: Carmel, Indiana; Cork, Ireland; Kettering, United Kingdom; Mexico City, Mexico; and Albufeira, Portugal. Our vacation exchange business also has three leased offices located within the United States pursuant to leases that expire generally between 3 - 5 years and 48 additional leased spaces in various countries outside the United States pursuant to leases that expire generally between 2 - 3 years except for 3 leases that expire between 2011 - 2019. Our vacation rentals business’ operations are managed in seven owned locations (Earby, United Kingdom; Kettering, United Kingdom; Albufeira, Portugal; Monterrigioni, Italy; Saarburg, Germany; Romo, Denmark; and Cork, Ireland); Bignor, United Kingdom (vacant property being sold); Kettering, United Kingdom; and Cork, Ireland are combined operations that include exchange and rental business operations; three main leased locations (Leidschendam, Netherlands; Dunfermline, United Kingdom; and Hellerup, Denmark) and approximately 15 smaller leased offices throughout Europe. Our main leased locations operate pursuant to leases that expire in 2015, 2012, and 2010, respectively. The vacation exchange and rentals business also occupies space in Hammersmith, United Kingdom pursuant to a lease that expires in 2012.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to five leases that expire in 2007, 2008 and 2012. Our vacation ownership business also owns a facility in Redmond, Washington and leases space for call center and administrative functions in Bellevue, Washington expiring in 2013, Las Vegas, Nevada expiring in 2012 and Margate, Florida expiring in 2010. In addition, the vacation ownership business leases marketing and sales offices of approximately 121 throughout the United States with various expiration dates, 14 offices in Australia expiring within approximately two years, one office in New Zealand expiring in 2010 and one in Canada expiring in 2010.

ITEM 3.	LEGAL PROCEEDINGS

Wyndham Worldwide Litigation

Wendell and Sandra Grimes, et al. v. Fairfield Resorts, Inc., FairShare Vacation Owners Association, et al. This class action complaint was filed on July 19, 2005 in the U.S. District Court for the Middle District of Florida. It alleges, under a variety of legal theories, that the defendants violated their duties to the members of FairShare Plus through self-serving changes to the reservation and availability policies (including an affiliation with RCI), which diminished the value of the vacation ownership interests purchased by the members and rendered it more difficult for members to obtain reservations at their home resort. The complaint does not seek monetary damages in a specified amount, nor does it specify the form of injunctive or declaratory relief sought. Plaintiffs filed their motion for class certification on October 18, 2005, and defendants submitted their opposition on January 18, 2006. On April 26, 2006, the court heard oral argument but did not rule on the plaintiffs’ motion for class certification. On April 27, 2006, the court denied the plaintiffs’ motion for class certification. On May 11, 2006, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for an interlocutory review of the District Court’s April 27 order denying class certification. On May 15, 2006, the District Court ordered plaintiffs to file not later than May 31, 2006, an amended complaint which omits class action allegations. On or about May 31, 2006, plaintiffs filed an amended complaint omitting the class action allegations. On June 7, 2006, defendants moved to dismiss the amended complaint for lack of subject matter jurisdiction. On June 21, 2006, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiff’s petition for an interlocutory review of the District Court’s April 27 order. On July 14th, 2006, the U.S. District Court granted defendants’ motion to dismiss the amended complaint for lack of subject matter jurisdiction. On August 8th, 2006, plaintiffs filed a notice of final appeal before the Eleventh Circuit Court of Appeals. Plaintiffs filed their appellate brief on September 25, 2006. Defendants filed opposition to plaintiffs’ appeal on October 23, 2006. Plaintiffs filed their reply to defendants’ opposition on November 6, 2006. On January 30, 2007, the Court of Appeals affirmed the ruling of the District Court denying class certification and not permitting plaintiffs to file a second amended complaint to redefine the proposed class.

In Re: Resort Condominiums International, LLC and RCI Canada, Inc. On August 4, 2004 companion complaints were filed against Resort Condominium International, LLC and RCI Canada, Inc. (the “RCI Parties”) in three Alberta jurisdictions alleging that the RCI Points program is an unlicensed travel club and the unregistered sales of memberships in the program is a regulatory violation of the Alberta Fair Trading Act. The complaints seek statutory penalties. The RCI Parties’ defense is premised upon the fact that the RCI Points program simply provides a system to use accommodations currently owned by the vacation ownership consumer and is not a travel club, as defined in the statute, as it does not involve the future purchase of accommodations. The matters have been consolidated for trial commencing April 16, 2007 in Calgary. Settlement talks between the Government and the co-defendant developer reached an impasse. The Government indicated during a status hearing on January 17, 2007 that it does not intend to pursue its claims against the RCI Parties. The RCI Parties are awaiting the Government’s formal application withdrawing the claims.

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

In addition, we are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts and negligence claims asserted in connection with acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, conflict of interest, fraud and consumer protection act claims by property owners’ associations, owners and prospective owners in connection with the sale of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

Cendant Litigation

Under the separation agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs related to the Cendant litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the issuance of the Information Statement, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Approximately four lawsuits remain unresolved in addition to the matters described below.

In Re: Cendant Corporation Litigation, which we refer to as the Securities Action, is a consolidated class action in the U.S. District Court for the District of New Jersey brought on behalf of all persons who acquired securities of Cendant and CUC, except the PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are Cendant; 28 former officers and directors of Cendant, CUC and HFS Incorporated; and Ernst & Young LLP, CUC’s former independent accounting firm.

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

Cendant Tax Audit. During the fourth quarter of 2006, Cendant and the Internal Revenue Service (“IRS”) settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which we were included in Cendant’s tax returns. Accordingly, we reduced our contingent liabilities by $15 million to reflect Cendant’s settlement with the IRS. Such reduction was recorded in general and administrative expenses on the Consolidated Statement of Income during the year ended December 31, 2006. We were adequately reserved for this audit cycle and have reflected the results of that examination in our 2006 financial statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. We and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we and Cendant believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we and Cendant believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. At January 31, 2007, the number of stockholders of record was approximately 6,284. The following table sets forth the quarterly high and low sales prices per share of WYN common stock as reported by the NYSE for since July 31, 2006, the date of the Separation.

2006	High	Low

Third Quarter	$34.41	$26.07
Fourth Quarter	33.25	27.68

Dividend Policy

Historically, we have never declared or paid a dividend. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will or will not occur in the future.

Issuer Purchases of Equity Securities

Below is the summary of our Wyndham common stock repurchases by month for the quarter ended December 31, 2006:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	Plan
October 1 – 31, 2006	5,003,700	$29.11	5,003,700	$122,684,495
November 1 – 30, 2006	490,000	$29.90	490,000	$108,035,457
December 1 – 31, 2006(*)	1,749,500	$32.41	1,749,500	$51,333,943
Total	7,243,200	$29.96	7,243,200	$51,333,943

(*)    Includes 600,000 shares purchased for which the trade date occurred during December 2006 while settlement occurred in January 2007.

On August 17, 2006, we announced that our Board of Directors authorized a stock repurchase program to purchase up to $400 million of our common stock. From the inception of the program through December 31, 2006, we repurchased 11.9 million shares at an average price of $29.35. During January 2007, we repurchased an additional 1.6 million shares, completing the program with 13.5 million shares purchased at an average price of $29.72. No shares were purchased outside our share repurchase program during the periods set forth in the table above. On February 13, 2007, we announced that our Board of Directors has authorized a new stock repurchase program that enables us to purchase up to $400 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Performance Graph

The Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following graph covers the period from August 1, 2006 to December 29, 2006 and assumes that $100 was invested on August 1, 2006 in each of our common stock, the S&P 500 Index, the S&P 500 Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Hilton Hotels Corporation, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) and a peer issuer index (consisting of Hilton Hotels Corporation, Marriott International Inc., Choice Hotels International, Inc. and Starwood Hotels & Resorts Worldwide, Inc.). The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. No cash dividends have been declared on our common stock.

	Cumulative Total Return
	08/01/06	09/29/06	12/29/06
Wyndham Worldwide	$100.00	$87.82	$100.53
S&P 500 Index	$100.00	$105.11	$111.60
S&P 500 Hotels, Resorts & Cruise Lines Index	$100.00	$111.81	$127.27
Peer Issuer Index	$100.00	$107.33	$124.30

ITEM 6.  SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Income Data:
Net revenues	$3,842	$3,471	$3,014	$2,652	$2,241
Expenses (a)	3,265	2,851	2,414	2,157	1,753

Operating income	577	620	600	495	488
Interest expense	67	29	34	6	1
Interest income	(32)	(35)	(21)	(11)	(23)

Income before income taxes and minority interest	542	626	587	500	510
Provision for income taxes	190	195	234	186	189
Minority interest, net of tax	—	—	4	15	13

Income before cumulative effect of accounting change	352	431	349	299	308
Cumulative effect of accounting change, net of tax	(65)	—	—	—	—

Net income	$287	$431	$349	$299	$308

Earnings per Share (b)
Basic
Income before cumulative effect of accounting change	$1.78	$2.15	$1.74	$1.49	$1.54
Cumulative effect of accounting change, net of tax	(0.33)	—	—	—	—

Net income	$1.45	$2.15	$1.74	$1.49	$1.54

Diluted
Income before cumulative effect of accounting change	$1.77	$2.15	$1.74	$1.49	$1.54
Cumulative effect of accounting change, net of tax	(0.33)	—	—	—	—

Net income	$1.44	$2.15	$1.74	$1.49	$1.54

Balance Sheet Data:
Secured assets (c)	$2,234	$3,169	$2,811	$1,865	$142
Total assets	9,520	9,167	8,343	7,041	5,509
Secured debt	1,787	2,005	1,721	1,109	145
Other debt	1,113	37	47	23	23
Total stockholders’/invested equity (d)	3,559	5,033	4,679	4,283	3,860

Operating Statistics:
Lodging (e)
Weighted average rooms (f)	527,700	519,000	508,200	524,700	543,300
Number of properties (g)	6,470	6,350	6,400	6,400	6,500
RevPAR (h)	$34.95	$31.00	$27.55	$25.92	$25.33
Royalty, marketing and reservation revenue (in 000s) (i)	$471,039	$408,620	$371,058	$357,432	$365,787
Vacation Exchange and Rentals
Average number of members (in 000s) (j)	3,356	3,209	3,054	2,948	2,885
Annual dues and exchange revenue per member (k)	$135.62	$135.76	$134.82	$131.13	$124.82
Vacation rental transactions (in 000s) (l)	1,344	1,300	1,104	882	691
Average net price per vacation rental (m)	$370.93	$359.27	$328.77	$248.65	$205.82
Vacation Ownership (n)
Gross vacation ownership interest sales (in 000s) (o)	$1,743,000	$1,396,000	$1,254,000	$1,146,000	$932,000
Tours (p)	1,046,000	934,000	859,000	925,000	759,000
Volume Per Guest (“VPG”) (q)	$1,486	$1,368	$1,287	$1,138	$1,158

(a)	Includes $99 million of separation and related costs ($69 million, after-tax) and $32 million of a net benefit from the resolution of certain contingent liabilities ($30 million, after-tax).

(b)	For all periods prior to our separation date (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock. As such, during 2006, this calculation is based on basic and diluted weighted average shares of 198 and 199, respectively. During 2002 through 2005, this calculation is based on basic and diluted weighted average shares of 200.

(c)	Represents the portion of vacation ownership contract receivables, other vacation ownership related assets and other vacation exchange and rentals assets that collateralize our debt. Refer to Note 13 to the Consolidated and Combined Financial Statements for further information.

(d)	Represents Wyndham Worldwide’s stand-alone stockholders’ equity since August 1, 2006 and Cendant’s net investment (capital contributions and earnings from operations less dividends) in Wyndham Worldwide and accumulated other comprehensive income for 2002 through July 31, 2006, our date of separation.

(e)	Ramada International was acquired on December 10, 2004, Wyndham Hotels and Resorts was acquired on October 11, 2005 and Baymont Inn & Suites was acquired on April 7, 2006. The results of operations of these businesses have been included from their acquisition dates forward.

(f)	Represents the weighted average number of hotels rooms available for rental for the year. The amount in 2006 includes managed, non-proprietary hotels.

(g)	Represents the number of lodging properties operated under franchise and/or management agreements at the end of the year. The amount in 2006 includes managed, non-proprietary hotels.

(h)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day.

(i)	Royalty, marketing and reservation revenue are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenue are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(j)	Represents members of our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(k)	Represents total revenues from annual membership dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year.

(l)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(m)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(n)	Trendwest Resorts, Inc. was acquired on April 30, 2002. The results of operations have been included from the acquisition date forward.

(o)	Represents gross sales of vacation ownership interests (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(p)	Represents the number of tours taken by guests in our efforts to sell vacation ownership interests.

(q)	Represents revenue per guest and is calculated by dividing the gross vacation ownership interest sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Critical Accounting Policies,” for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Between January 1, 2004 and December 31, 2006, we completed a number of acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates. During this period, our acquisitions included the Wyndham Hotels and Resorts and Baymont Inn & Suites brands, a vacation ownership and resort management business, Two Flags Joint Venture LLC, Ramada International, Landal GreenParks and Canvas Holidays Limited. See Note 4 to the Consolidated and Combined Financial Statements for a more detailed discussion of these acquisitions. In 2003, we acquired FFD Development Company, LLC, the primary developer of vacation ownership properties for Fairfield Resorts, Inc., for $27 million, which resulted in $16 million of goodwill. In 2002, we acquired Trendwest Resorts, Inc., a marketer and seller of vacation ownership interests for $849 million, which resulted in $687 million of goodwill.

We incurred charges of $14 million in 2005 as a result of our commitment to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities within our vacation exchange and rentals business.

During first quarter 2006, we recorded a non-cash charge of $65 million, after tax, to reflect the cumulative effect of accounting changes as a result of our adoption of Statement of Financial Standards (“SFAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”) on January 1, 2006. See Note 2 to the Consolidated and Combined Financial Statements for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part I, Item 1A, above. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of luxury and upscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests, or VOIs, and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Separation from Cendant

On October 23, 2005, the Board of Directors of Cendant Corporation (or “former Parent”) preliminarily approved a plan to separate Cendant into four independent, publicly traded companies—one for each of Cendant’s hospitality services (including timeshare resorts) (now known as Wyndham Worldwide), real estate services (now known as Realogy), travel distribution services (now known as Travelport) and vehicle rental businesses (now known as Avis Budget). On April 24, 2006, Cendant announced that as an alternative to distributing shares of Travelport to Cendant stockholders, Cendant was exploring the sale of Travelport. On June 30, 2006, Cendant entered into a definitive agreement to sell Travelport to an affiliate of the Blackstone Group for $4,300 million in cash and on August 22, 2006, the sale of Travelport closed. On July 13, 2006, the Board of Directors of Cendant approved the distributions of all of the shares of common stock of Wyndham and Realogy. In connection with the distribution, we filed with the SEC an Information Statement, dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information on the business and management of Wyndham. We mailed the Information Statement to Cendant stockholders shortly after the July 21, 2006 record date for the distribution. On July 31, 2006, Cendant distributed all of the shares of our common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Before our separation from Cendant, we entered into separation, transition services and several other agreements with Cendant, Realogy and Travelport to effect the separation and distribution, govern the relationships among the parties after the separation and allocate among the parties Cendant’s assets, liabilities and obligations attributable to periods prior to the separation. Under the Separation and Distribution Agreement, we assumed 37.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries which were not primarily related to our business or the businesses of Realogy, Travelport or Avis Budget, and Realogy assumed 62.5% of these contingent and other corporate liabilities. These include liabilities relating to Cendant’s terminated or divested businesses, the Travelport sale, taxes of Travelport for taxable periods through the date of the Travelport sale, certain litigation matters, generally any actions relating to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

On December 15, 2006, Realogy entered into an agreement and plan of merger with an affiliate of Apollo Management VI, L.P. pursuant to which Realogy will be acquired by Apollo and no longer trade as an independent public company. The proposed merger does not negate Realogy’s obligation to satisfy 62.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement..

Because we now conduct our business as a separate, stand-alone public company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been a separate, stand-alone public company during the periods presented. Therefore, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after July 31, 2006.

RESULTS OF OPERATIONS

Lodging

We enter into agreements to franchise our lodging franchise systems to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are accrued as earned and upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated and Combined Statements of Income. Lodging revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated as it has been determined that the franchised hotel will not open.

Our franchise agreements require the payment of fees for certain services, including marketing and reservations. With such fees, we provide our franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservation system, (ii) advertising, (iii) promotional and co-marketing programs, (iv) referrals, (v) technology, (vi) training and (vii) volume purchasing. We are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed. In accordance with our franchise agreements, we include an allocation of certain overhead costs required to carry out marketing and reservation activities within marketing and reservation expenses.

We also provide property management services for hotels under management contracts. Our management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive management fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenue is recognized when earned in accordance with the terms of the contract. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed properties as revenue and the costs incurred on their behalf as expenses. Management fee and reimbursable revenues are recorded as a component of service fees and membership revenue on the Consolidated and Combined Statements of Income. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on our operating income. Management fee revenue and revenue related to payroll reimbursements was $4 million and $69 million, respectively, during 2006 and $1 million and $17 million, respectively, during the period October 11, 2005 (date of Wyndham Hotels and Resorts brand acquisition, which includes management contracts) through December 31, 2005.

Within our Lodging segment, we measure operating performance using the following key operating statistics: (i) weighted average rooms, which represents the weighted average number of hotel rooms available for rental for the year (ii) number of properties, which represents the number of lodging properties operated under franchise and/or management agreements at the end of the year and (iii) RevPAR, which is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day.

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenue represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related products and services. We record revenue from annual membership dues as deferred income on the Consolidated and Combined Balance Sheets and recognize it on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within our vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenue when the exchange requests have been confirmed to the member. Our vacation rentals business derives its revenue principally from fees, which generally range from approximately 40% to 60% of the gross rent charged to rental customers. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenue from such fees is recognized in the period that the rental reservation is made, net of expected cancellations. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. Cancellations for 2006 and 2005 each totaled less than 5% of rental transactions booked. Our revenue is earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. We also earn rental fees in connection with properties we own or lease under capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents participants in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for other intervals within our vacation exchange business and, for certain members, for other leisure-related products and services, (ii) annual membership dues and exchange revenue per member, which represents the total annual dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year, (iii) vacation rental transactions, which represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

Vacation Ownership

We market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting described in SFAS No. 66, “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for nondelivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. As a result of the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally seven to ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated and Combined Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to operating expense in the current period on the Consolidated and Combined Statements of Income.

We also offer consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. Generally, the financing terms are for seven to ten years. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses on the Consolidated and Combined Statements of Income. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is classified as a reduction of vacation ownership interest sales on the Consolidated and Combined Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement.

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated and Combined Statements of Income. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where we are the employer, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on our operating income. Management fee revenue and revenue related to reimbursements was $112 million and $141 million during 2006, respectively, $91 million and $124 million during 2005, respectively, and $95 million and $103 million during 2004, respectively. During 2006, 2005, and 2004, one of the associations that we manage paid RCI Global Vacation Network $13 million, $11 million and $9 million, respectively, for exchange services.

Within our Vacation Ownership segment, we measure operating performance using the following key metrics: (i) gross VOI sales (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs and (iii) volume per guest, or VPG, which represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, by the number of tours.

Other Items

We record lodging-related marketing and reservation revenues, as well as property management services revenues for both our Lodging and Vacation Ownership segments, in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated and combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as net income before depreciation and amortization, interest (excluding interest on securitized vacation ownership debt), income taxes, minority interest and cumulative effect of accounting change, net of tax, each of which is presented on the Consolidated and Combined Statements of Income. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

EBITDA for periods prior to July 31, 2006 includes cost allocations from Cendant representing our portion of general corporate overhead. For the period January 1, 2006 to July 31, 2006 and the years ended December 31, 2005 and 2004, Cendant allocated $20 million, $36 million and $30 million, respectively, of general corporate overhead. Cendant allocated such costs to us based on a percentage of our forecasted revenues. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The allocations were not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2006 and 2005. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2006	2005	% Change

Lodging (a)
Weighted average rooms available (b)	527,700	519,000	2
Number of properties (c)	6,470	6,350	2
RevPAR (d)	$34.95	$31.00	13
Royalty, marketing and reservation revenue (in 000s) (e)	$471,039	$408,620	15
Vacation Exchange and Rentals
Average number of members (in 000s) (f)	3,356	3,209	5
Annual dues and exchange revenue per member (g)	$135.62	$135.76	—
Vacation rental transactions (in 000s) (h)	1,344	1,300	3
Average net price per vacation rental (i)	$370.93	$359.27	3
Vacation Ownership
Gross vacation ownership interest sales (in 000s) (j)	$1,743,000	$1,396,000	25
Tours (k)	1,046,000	934,000	12
Volume Per Guest (“VPG”) (l)	$1,486	$1,368	9

(a)	Includes Wyndham Hotels and Resorts brand and Baymont Inn & Suites brand, which were acquired on October 11, 2005 and April 7, 2006, respectively. Therefore, the operating statistics for 2006 are not presented on a comparable basis to the 2005 operating statistics. On a comparable basis (excluding the Wyndham Hotels and Resorts brand from both the 2006 and 2005 amounts and the Baymont brand from the 2006 amounts), RevPAR would have increased 8%, weighted average rooms available would have decreased 3% and the number of properties would have remained relatively flat.

(b)	Represents the weighted average number of hotel rooms available for rental during the period. The amount in 2006 includes managed, non-proprietary hotels.

(c)	Represents the number of lodging properties under franchise and/or management agreements at the end of the period. The amount in 2006 includes managed, non-proprietary hotels.

(d)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(e)	Royalty, marketing and reservation revenue are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenue are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(f)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(g)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(h)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(i)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(j)	Represents gross sales of vacation ownership interests (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(k)	Represents the number of tours taken by guests in our efforts to sell vacation ownership interests.

(l)	Represents revenue per guest and is calculated by dividing the gross vacation ownership interest sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Our consolidated and combined results comprised the following:

	Year Ended December 31,
	2006	2005	Change

Net revenues	$3,842	$3,471	$371
Expenses	3,265	2,851	414

Operating income	577	620	(43)
Interest expense	67	29	38
Interest income	(32)	(35)	3

Income before income taxes	542	626	(84)
Provision for income taxes	190	195	(5)

Income before cumulative effect of accounting change	352	431	(79)
Cumulative effect of accounting change	(65)	—	(65)

Net income	$287	$431	$(144)

During 2006, our net revenues increased $371 million (11%) principally due to (i) a $341 million increase in net sales of VOIs at our vacation ownership businesses primarily reflecting higher tour flow and an increase in VPG; (ii) $109 million of incremental revenue generated by the acquisitions of the Wyndham Hotels and Resorts and Baymont Inn & Suites brands; (iii) a $57 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) $41 million of incremental property management fees primarily as a result of growth in the number of units under management within our vacation ownership business; (v) a $31 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume, an increase in the average net price per rental and the translation effects of foreign exchange movements, which favorably impacted rental revenues by $5 million; (vi) a $19 million increase in organic revenues in our lodging business, primarily due to RevPAR growth, partially offset by a decline in weighted average rooms; and (vii) a $19 million increase in annual dues and exchange revenues due to growth in the average number of members. These increases were partially offset by a decrease in revenues of $259 million as a result of the classification of the provision for loan losses as a reduction of revenues during the year ended December 31, 2006 in connection with the adoption of SFAS No. 152.

Total expenses increased $414 million (15%) principally reflecting (i) a $203 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals call centers and vacation ownership business, increased costs related to the property management services that we provide at our vacation ownership business and increased interest expense on our securitized debt, which is included in operating expenses; (ii) $103 million of incremental expenses generated by the acquisitions of the Wyndham Hotels and Resorts and Baymont Inn & Suites brands; (iii) $99 million of costs related to our separation from Cendant; (iv) a $79 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; (v) a $21 million charge recorded in the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions within our European vacation rentals business; and (vi) the unfavorable impact of foreign currency translation on expenses of $6 million. These increases were partially offset by a decrease of (i) $128 million in provision for loan losses as a result of the reclassification of the provision for loan losses from expenses to net revenues required by the adoption of SFAS No. 152, which includes $12 million in 2005 to account for the impact of the hurricanes experienced in the Gulf Coast region of the U.S., and (ii) $24 million in cost of vacation ownership interests which was comprised of $115 million reduction of cost of sales of inventory as a result of our adoption of SFAS No. 152, partially offset by $91 million of increased cost of sales primarily associated with increased VOI sales.

The increase in depreciation and amortization of $17 million primarily resulted from an increase in information technology capital investments made in 2005, a trend that continued in 2006. Interest expense, net increased

$41 million in 2006 primarily as a result of interest paid on our new borrowing arrangements resulting from our separation from Cendant and interest on local taxes payable to certain foreign jurisdictions, partially offset by increased capitalized interest at our vacation ownership business due to increased development of vacation ownership inventory. Our effective tax rate increased to 35.1% in 2006 from 31.2% in 2005 primarily due to the absence of an increase in the tax basis of certain foreign assets during 2005, partially offset by a $15 million benefit recognized in 2006 resulting from a change in our 2005 state effective tax rates.

We recorded an after tax charge of $65 million during the first quarter of 2006 as a cumulative effect of an accounting change related to the adoption of SFAS No. 152. Such charge consisted of (i) a pre-tax charge of $105 million representing the deferral of revenue, costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006 and the recognition of certain expenses that were previously deferred and (ii) an associated tax benefit of $40 million.

As a result of these items, our net income decreased $144 million (33%) during 2006 compared to 2005.

Following is a discussion of the results of each of our segments and interest expense (income), net:

	Net Revenues			EBITDA
			%			%
	2006	2005	Change	2006	2005	Change

Lodging	$661	$533	24	$208	$197	6
Vacation Exchange and Rentals	1,119	1,068	5	265	284	(7)
Vacation Ownership	2,068	1,874	10	325	283	15

Total Reportable Segments	3,848	3,475	11	798	764	4
Corporate and Other (a)	(6)	(4)	*	(73)	(13)	*

Total Company	$3,842	$3,471	11	725	751	(3)

Less: Depreciation and amortization				148	131
Interest expense				67	29
Interest income				(32)	(35)

Income before income taxes				$542	$626

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $128 million (24%) and $11 million (6%), respectively, in 2006 compared with 2005 primarily reflecting the October 2005 acquisition of the franchise and property management businesses of the Wyndham Hotels and Resorts brand and strong RevPAR gains across our legacy brands, which were partially offset by the absence of a $7 million gain on the sale of an investment recognized in 2005. EBITDA comparisons also reflect our strategic decision to intensify marketing campaigns, particularly for our Wyndham brand.

The operating results of the Wyndham Hotels and Resorts brand have been included in our results from October 11, 2005 forward and, therefore, were incremental to our results during the period January 1, 2006 through October 10, 2006. During this period, the Wyndham Hotels and Resorts brand contributed incremental net revenues of $99 million, of which $38 million was generated from the franchise business and $61 million was generated from the property management business. Included within the $61 million of revenue generated from the property management business is $55 million of revenue related to reimbursable payroll costs that we incur and pay on behalf of property owners. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is little to no resultant impact on EBITDA. Additionally, there was little to no EBITDA contribution from the franchise business as substantially all of the fees received were utilized to execute a key strategy of promoting the Wyndham brand name and driving brand bookings through enhanced marketing efforts.

The operating results of our lodging business also reflect the acquisition of the Baymont Inn & Suites brand, which was acquired in April 2006, and contributed incremental net revenues and EBITDA of $10 million and $6 million, respectively.

Excluding the impact of the acquisitions discussed above, net revenues in our lodging business increased $19 million (4%) in 2006. Such increase was primarily due to RevPAR growth of 8%, partially offset by a 3% decline in weighted average rooms available and a $7 million gain recognized in the first quarter of 2005 on the sale of an investment no longer deemed strategic. The RevPAR growth reflects increases in price and occupancy principally attributable to the beneficial impact of management initiatives implemented in prior periods, such as the strategic assignment of personnel to field locations designed to assist franchisees in improving their operating performance and an overall improvement in the economy lodging segment. The decline in rooms reflects (i) our termination of underperforming properties primarily throughout 2005 that did not meet our required quality standards or their financial obligations to us and (ii) the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreements. As of December 31, 2006, our hotel development pipeline included approximately 845 hotels and approximately 92,000 rooms, of which approximately 15% are international and approximately 45% are new construction.

As previously discussed, a strategic growth initiative of our lodging business is to increase brand awareness and drive brand bookings. To this end, during 2006, we increased our marketing spend by $13 million (6%), which is incremental to the marketing spend for the Wyndham Hotels and Resorts and Baymont brands. The $13 million of incremental marketing spend is reflective of (i) additional fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes), (ii) additional campaigns in international regions that we have targeted for growth and (iii) incremental investments in our TripRewards loyalty program. In addition, expenses also increased $2 million as a result of our separation from Cendant.

Vacation Exchange and Rentals

Net revenues increased $51 million (5%) and EBITDA decreased $19 million (7%) in 2006 compared with 2005, primarily reflecting a $31 million increase in net revenues from rental transactions and a $19 million increase in annual dues and exchange revenues, more than offset in EBITDA by a $70 million increase in expenses, as discussed below. Revenue and expense increases include $5 million and $6 million, respectively, from a stronger U.S. dollar compared to other foreign currencies and the related currency translation impact.

Net revenues generated from rental transactions and related services increased $31 million (7%) during 2006 driven by a 3% increase in rental transaction volume and a 3% increase in the average net price per rental. The growth in rental transaction volume was primarily due to an increase of approximately 36,000 rental transactions (12%) in arrivals at our Landal GreenParks camping vacation site and increased booking volumes of approximately 15,600 rental transactions (7%) at our Novasol brand. The increase in net revenues from rental transactions and the average net price per rental includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $5 million and accounted for 1% of the increase in the average net price per rental.

Annual dues and exchange revenues increased $19 million (4%) during 2006 as compared with 2005 due to a 5% increase in the average number of members. Points-based transactions represented 19% of the total exchange transactions during 2006 as compared with 17% during 2005. Exchange transactions per member remained relatively constant year-over-year; however, there has been a shift to a greater amount of points-based members and related points-based transactions from the standard one-week for one-week exchange members and transactions in our legacy RCI Weeks exchange program. This shift resulted in an increase in our overall member base and exchange transaction volume. Since points are exchangeable for various travel-related products and services, as well as for vacation stays for various lengths of time, points-based exchange activity will generally result in higher transaction volumes with lower average fees as compared with the RCI Weeks exchange program. Ancillary revenues from various sources collectively increased $1 million during 2006 compared to 2005. Ancillary revenue sources primarily included $14 million of additional consulting fees, club servicing fees and fees from our credit card loyalty program. Such increases were offset by a $9 million reduction in travel fee revenues primarily due to lower commission rates realized in 2006 relating to an outsourcing agreement to provide services to third-party travel club members and the absence of a $4 million recovery of local taxes paid to a foreign jurisdiction realized during the fourth quarter of 2005.

EBITDA further reflects an increase in expenses of $70 million (9%) primarily driven by (i) a $27 million increase in volume-related expenses, which was substantially comprised of higher reservation call center staffing costs to support member growth and increased call volumes, (ii) a $21 million charge in the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions, (iii) $16 million of incremental expenses incurred for product and geographic expansion, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities, (iv) $10 million of higher cost of sales on rentals of vacation stay intervals, (v) the unfavorable impact of foreign currency translation on expenses of $6 million, (vi) $4 million of costs primarily related to higher corporate overhead allocations and (vii) $3 million of costs related to our separation from Cendant. These increases were partially offset by (i) the absence of $14 million of costs incurred in 2005 to combine the operational infrastructures of our vacation exchange and rentals business and (ii) $8 million of cost savings due to efficiencies realized in 2006.

Vacation Ownership

Net revenues and EBITDA increased $194 million (10%) and $42 million (15%), respectively, in 2006 as compared with 2005. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of the adoption of SFAS No. 152. The impact of SFAS No. 152 on our results for 2006 was a reduction to net revenues of $208 million and an increase to EBITDA of $10 million, respectively.

We made operational changes during 2006 that resulted in the recognition of revenues that would have otherwise been deferred under the provisions of SFAS No. 152. As a result, included within the impact of SFAS No. 152, are benefits to net revenues and EBITDA of $67 million and $34 million, respectively. These benefits would have otherwise been offset by 2006 deferrals had the operational changes not been made. Excluding such benefits, the impact of SFAS No. 152 would have been a reduction to net revenues and EBITDA of $275 million and $24 million, respectively, during 2006.

Exclusive of the impact of SFAS No. 152, gross sales of VOIs at our vacation ownership business increased $311 million (22%) in 2006 principally driven by a 12% increase in tour flow and a 9% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs. VPG benefited from a favorable tour flow mix and higher pricing.

In addition, net revenues and EBITDA increased $57 million and $33 million, respectively, in 2006 due to incremental net interest income earned on contract receivables primarily resulting from growth in the portfolio. Such growth was partially offset in EBITDA by higher interest costs in 2006. During 2006, we paid interest expense on our securitized debt of $70 million at a weighted average rate of 5.1% compared to $46 million at a weighted average rate of 4.1% in 2005. Revenue and EBITDA comparisons were also negatively impacted by the absence of $11 million of income recorded in the second quarter of 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans. During 2006, property management fees increased $41 million primarily as a result of growth in the number of units under management.

EBITDA further reflects an increase of approximately $349 million (22%) in operating, marketing and administrative expenses, exclusive of the impact of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $85 million of increased cost of sales primarily associated with increased VOI sales, (ii) $67 million of additional commission expense associated with increased VOI sales, (iii) $50 million of incremental marketing expenses to support sales efforts, (iv) $48 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (v) $37 million of increased costs related to the property management services discussed above, (vi) $25 million of additional contract receivable provisions primarily associated with increased VOI sales, (vii) $18 million of costs related to our separation from Cendant, $11 million of which related to an impairment charge due to a rebranding initiative for our Fairfield and Trendwest trademarks (see Note 2 of our Consolidated and Combined Financial Statements) and (viii) $4 million of increased costs associated with the repair of a completed VOI resort. Such increases were partially offset by the absence of $13 million of expenses during 2005 associated with the impact of the hurricanes experienced in the Gulf Coast during September 2005, which continued to affect us in 2006 due to sales offices damaged by the hurricanes which have yet to reopen.

Our active development pipeline consists of approximately 3,900 units in 15 U.S. states, the Virgin Islands and three foreign countries. We expect the pipeline to support both new purchases of vacation ownership and upgrade sales to existing owners.

Corporate and Other

Corporate and Other expenses increased $58 million in 2006 compared with 2005. Such increase includes (i) $76 million of costs incurred as a result of the execution of our separation from Cendant on July 31, 2006 primarily related to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards and (ii) $20 million of incremental stand-alone, corporate costs incurred from the date of separation to December 31, 2006. Such amounts were partially offset by a $32 million net benefit from the resolution of certain contingent liabilities.

Interest Expense (Income), Net

Interest expense (income), net increased $41 million during 2006 compared to 2005 primarily as a result of (i) $36 million of increased interest expense on borrowings primarily due to increased average borrowings on existing debt and interest paid on new debt arrangements entered into in July 2006, (ii) $11 million of interest on local taxes payable to certain foreign jurisdictions and (iii) a $9 million decrease in net interest income earned on advances between us and our former Parent due to twelve months of activity during 2005 compared to seven months of activity during 2006. Such amounts were partially offset by (i) a $9 million increase in capitalized interest at our vacation ownership business due to the increased development of vacation ownership inventory and (ii) a $2 million increase in interest income earned on invested cash balances as a result of a decrease in average cash available for investment. All such amounts are recorded within interest expense (income), net on the Consolidated and Combined Statements of Income.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Our combined results comprised the following:

	Year Ended December 31,
	2005	2004	Change

Net revenues	$3,471	$3,014	$457
Expenses	2,851	2,414	437

Operating income	620	600	20
Interest expense	29	34	(5)
Interest income	(35)	(21)	(14)

Income before income taxes and minority interest	626	587	39
Provision for income taxes	195	234	(39)
Minority interest, net of tax	—	4	(4)

Net income	$431	$349	$ 82

During 2005, our net revenues increased $457 million (15%) principally due to (i) a $134 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) $114 million of incremental revenue generated by the acquisitions of the Wyndham Hotels and Resorts brand, Ramada International, Landal GreenParks and Canvas Holidays Limited, the results of which are included from their respective acquisition dates forward; (iii) $76 million of incremental organic revenue earned by our vacation exchange and rentals business principally reflecting increased rental and exchange transaction volume and a higher average number of members; (iv) a $58 million increase in net consumer financing revenues earned on vacation ownership contract receivables; (v) a $47 million increase in organic revenues at our lodging business, reflecting a favorable increase in RevPAR; and (vi) $17 million of incremental resort management fees as a result of increased rental revenues on unoccupied units, as well as growth in the number of units under management.

Total expenses increased $437 million (18%) principally reflecting (i) a $160 million increase in organic operating expenses primarily related to additional commission expense resulting from increased VOI sales and commission rates, increased costs related to the property management services that we provide at our vacation ownership business and increased fulfillment costs incurred in connection with our RCI Elite Rewards program and increased staffing costs in our contact centers; (ii) $110 million of expenses generated by the acquisitions discussed above; (iii) a $32 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; (iv) a $30 million increase in provision for loan losses principally related to growth in vacation ownership contract receivables at our vacation ownership business; (v) a $30 million increase in organic general and administrative expense principally due to growth in our vacation exchange and rentals and vacation ownership businesses; (vi) $25 million of increased cost of sales primarily associated with increased VOI sales; (vii) the absence of a favorable $15 million settlement recorded by our lodging business in 2004 related to a franchisee receivable; (viii) $14 million of costs incurred to combine the operations of our vacation exchange and rentals business; (ix) $13 million of expenses associated with the 2005 Gulf Coast hurricanes, which primarily reflects a provision for estimated vacation ownership contract receivable losses; and (x) $12 million of marketing and related expenses incurred in connection with our TripRewards loyalty program.

The increase in depreciation and amortization of $12 million primarily resulted from an increase in information technology capital investments made in 2005. Interest expense (income), net decreased $19 million in 2005 primarily as a result of (i) the absence of interest expense incurred in 2004 related to the Two Flags Joint Venture LLC, (ii) favorable interest rate hedge activity year over year, and (iii) a reduction in financing cost amortization. Our effective tax rate decreased to 31.2% in 2005 from 39.9% in 2004 primarily due to a one-time tax benefit related to changes in tax basis differences in assets of foreign subsidiaries. As a result of these items, our net income increased $82 million (23%).

Following is a discussion of the results of each of our reportable segments and interest expense (income), net:

	Net Revenues			EBITDA
			%			%
	2005	2004	Change	2005	2004	Change

Lodging	$533	$443	20	$197	$189	4
Vacation Exchange and Rentals	1,068	921	16	284	286	(1)
Vacation Ownership	1,874	1,661	13	283	265	7

Total Reportable Segments	3,475	3,025	15	764	740	3
Corporate and Other (a)	(4)	(11)	*	(13)	(21)	*

Total Company	$3,471	$3,014	15	751	719	4

Less: Depreciation and amortization				131	119
Interest expense				29	34
Interest income				(35)	(21)

Income before income taxes and minority interest				$626	$587

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $90 million (20%) and $8 million (4%), respectively, in 2005 compared with 2004 reflecting revenue growth from acquisitions and increased RevPAR; however, the EBITDA comparison was negatively impacted by a favorable settlement recorded in second quarter 2004 related to a lodging franchisee receivable and increased marketing-related expenses associated with our TripRewards loyalty program and initiatives to promote our brands (all of which are discussed in greater detail below).

The operating results of our lodging business reflect the acquisitions of the franchise and property management businesses of the Wyndham Hotels and Resorts brand in October 2005 and Ramada International in December 2004. The operating results of Wyndham Hotels and Resorts have been included in our results for three of the twelve months of 2005, but none of 2004. The operating results of Ramada International have been included in our results for the entire twelve months of 2005, but only for one month of 2004. Accordingly, Wyndham Hotels and Resorts and Ramada International contributed incremental net revenues of $29 million and $14 million, respectively, and EBITDA of $2 million each to 2005 results. Included within the $29 million of revenue generated by Wyndham Hotels and Resorts is approximately $25 million related to reimbursable expenses, which has no impact on EBITDA. These acquisitions also added approximately 32,000 rooms, which is approximately 6% of the total weighted average rooms available within our lodging franchise system during 2005.

Apart from these acquisitions, net revenues in our lodging business increased $47 million (11%). Such increase principally represents (i) $16 million (4%) of higher royalty, marketing and reservation fund revenues, (ii) $16 million of incremental net revenues generated by our TripRewards loyalty program during 2005, (iii) an $8 million increase in ancillary revenues and (iv) a $7 million gain recognized on the sale of a lodging-related investment during 2005. The $16 million increase in royalty, marketing and reservation fund revenues primarily resulted from an 8% increase in RevPAR, partially offset by a 4% decrease in weighted average rooms available. The RevPAR increase reflects (i) increases in both price and occupancy rates principally attributable to an overall improvement in the economy lodging segment in which our hotel brands primarily operate, (ii) the termination of underperforming properties throughout 2004 that did not meet our required quality standards or their financial obligations to us and (iii) the strategic assignment of personnel to field locations designed to assist franchisees in improving their hotel operating performance. The decrease in weighted average rooms available reflects our termination of underperforming properties, as discussed above, the expiration of franchise agreements and certain franchisees exercising their right to terminate their agreements. During 2005, there were terminations of 509 properties, as compared to terminations of 517 properties during 2004.

EBITDA further reflects an increase of $43 million (17%) in operating, marketing and administrative expenses (excluding the impact of the acquisitions discussed above) principally resulting from (i) $20 million of higher bad debt expense, primarily due to the absence of a favorable $15 million settlement recorded in 2004 related to a lodging franchisee receivable; (ii) $12 million of marketing and related expenses incurred in connection with our TripRewards loyalty program; and (iii) $9 million of marketing-related expenses primarily related to marketing initiatives to promote our brands.

Vacation Exchange and Rentals

Net revenues increased $147 million (16%), while EBITDA declined $2 million (1%) in 2005 compared to 2004, reflecting incremental revenues and expenses from vacation rental acquisitions during 2004 and the negative impact on EBITDA from $14 million of costs incurred during 2005 to combine the operational infrastructures of our vacation exchange and rentals business (discussed in greater detail below).

We acquired Landal GreenParks and Canvas Holidays Limited, which are both European vacation rentals businesses, in May 2004 and October 2004, respectively. The operating results of Landal GreenParks and Canvas Holidays have been included in our results for the entire twelve months in 2005 but for only eight months in 2004 for Landal GreenParks and only three months in 2004 for Canvas Holidays. Accordingly, Landal GreenParks contributed incremental net revenues and EBITDA of $41 million and $2 million, respectively, and Canvas Holidays contributed incremental net revenues and EBITDA of $30 million and $10 million, respectively, during 2005. The incremental results of Landal GreenParks in 2005 are reflective of the first four months of the year, which is when their operations are seasonally weakest.

Apart from these acquisitions, net revenues increased $76 million (8%), which includes (i) a $34 million (9%) increase in rental transaction revenues, (ii) a $24 million (6%) increase in annual dues and exchange revenues and (iii) a $22 million increase in revenues generated from our RCI Elite Rewards program, a credit card marketing program that we implemented in fourth quarter 2004. Our RCI Elite Rewards program generates revenues based on the volumes of cardholders and credit card spending and incurs related fulfillment costs.

The $34 million increase in rental transaction revenues primarily resulted from a 7% increase in total rental transactions and a $12 million increase due to the conversion of a franchised park to a managed park in January 2005. Prior to the conversion, we received only a franchise fee, whereas subsequent to the conversion, we recognized all of the revenues generated by this park.

The $24 million increase in annual dues and exchange revenues was driven by a 5% increase in the average number of members. Transactions related to our points-based exchange program, RCI Points, represented 17% of the total exchange transactions in 2005 compared with 14% in 2004, representing a continued shift in 2005 to more points-based exchanges. Since points are exchangeable for various other travel-related products and services in addition to vacation stays, points-based exchange activity will generally result in higher transaction volumes with lower average fees as compared to the standard one-week for one-week exchange activity in our RCI Weeks exchange program. Vacation exchange volume and price are derived from (i) a mix of domestic and international exchanges and (ii) a mix of standard one-week for one-week exchanges and exchanges through our RCI Points exchange program, which includes transactions for various lengths of stay and other leisure-related products.

Apart from the aforementioned EBITDA impact of the acquisitions of Landal GreenParks and Canvas Holidays, EBITDA further reflects a year-over-year increase in expenses of $90 million (14%) primarily driven by (i) $20 million of incremental fulfillment costs in connection with our RCI Elite Rewards program as discussed above; (ii) $14 million of costs incurred to combine the operational infrastructures of our vacation exchange and rentals business principally in Europe; (iii) higher cost of sales in 2005 of $13 million on the rentals of vacation properties; (iv) $11 million of incremental expenses associated with the conversion of a franchised park to a managed park, as discussed above; (v) $8 million of higher marketing expenses, principally related to increased campaigns and publications; and (vi) $5 million of restructuring costs incurred as a result of the consolidation of certain call centers and back-office functions within our vacation exchange business. The remaining $19 million increase in expenses primarily relates to higher staffing costs and other volume driven expense increases in our call centers and certain infrastructure enhancements.

Vacation Ownership

Net revenues and EBITDA increased $213 million (13%) and $18 million (7%), respectively, in 2005 compared with 2004. The EBITDA comparison was negatively impacted by $13 million of expenses incurred during 2005 related to the estimated impact of the hurricanes experienced along the Gulf Coast. Net revenues and EBITDA, exclusive of the impact of the Gulf Coast hurricanes, reflect organic growth in vacation ownership sales, a gain on the sale of land and increased consumer finance income.

Net sales of VOIs increased $134 million (11%) in 2005 despite the Gulf Coast hurricanes. Such increase was driven principally by a 9% increase in tour flow and a 6% increase in VPG. This revenue increase includes a $27 million decrease in higher margin upgrade sales at our Trendwest resort properties due to special upgrade promotions conducted during 2004 undertaken to mitigate the negative impact on tour flow from the “do not call” and “do not fax” regulations. Tour flow, as well as volume per transaction, benefited in 2005 from our expanded presence in premium destinations such as Hawaii, Las Vegas and Orlando. Tour flow was also positively impacted by the opening of new sales offices, our strategic focus on new marketing alliances and increased local marketing efforts.

Revenues and related expenses increased $57 million and $8 million, respectively, in 2005 as a result of incremental net interest income earned on our vacation ownership contract receivables primarily due to growth in the consolidated portfolio.

Additionally, we receive management fees for property management services that we provide at certain resorts pursuant to contractual arrangements with property owners’ associations. During 2005, we recognized $17 million of incremental resort management fees as a result of increased rental revenues on units, as well as growth in the number of units under management.

Net revenue and EBITDA comparisons also benefited from an $11 million gain recorded in 2005 in connection with the disposal of a parcel of land that was no longer consistent with our development plans, partially offset by the absence of a $4 million gain recognized in first quarter 2004 in connection with the sale of a provider of third-party vacation ownership financing and $3 million of revenue generated by such operations in 2004 prior to the sale date.

EBITDA further reflects an increase of $187 million (14%) in operating, marketing and administrative expenses primarily resulting from (i) $43 million of additional commission expense associated with increased VOI sales and increased commission rates; (ii) $31 million of additional vacation ownership contract receivable provisions recorded in 2005; (iii) $29 million of increased costs related to the resort management services discussed above; (iv) $25 million of increased cost of sales primarily associated with increased VOI sales; (v) $18 million of incremental costs incurred primarily to fund additional staffing needs to support continued growth in the business, improve existing properties and integrate the Trendwest and Fairfield contract servicing operations; (vi) $14 million of incremental marketing spent to support sales efforts; and (vii) $13 million of expenses associated with the 2005 Gulf Coast hurricanes, which primarily reflects a provision for estimated vacation ownership contract receivable losses.

Interest Expense (Income), Net

Interest expense (income), net decreased $19 million during 2005 compared to 2004 principally as a result of (i) a $13 million decrease in interest expense at our vacation ownership business primarily due to refinanced borrowings with more favorable financing terms and (ii) a $9 million decrease in interest expense at our lodging business due to the repayment of a note payable in September 2004. Such decreases were partially offset by a $3 million increase at our vacation exchange and rentals business primarily due to increased average borrowings. All such amounts are recorded within interest expense (income), net on the Consolidated and Combined Statements of Income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	December 31,	December 31,
	2006	2005	Change

Total assets	$9,520	$9,167	$353
Total liabilities	5,961	4,134	1,827
Total stockholders’/invested equity	3,559	5,033	(1,474)

Total assets increased $353 million from December 31, 2005 to December 31, 2006 primarily due to (i) a $318 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, as well as an increase of $171 million associated with our adoption of SFAS No. 152, a new accounting pronouncement related to vacation ownership interest transactions, (ii) a $306 million increase in vacation ownership contract receivables, net due to increased VOI sales, partially offset by the reclassification in accordance with SFAS No. 152, as discussed above, (iii) a $198 million increase in property and equipment principally within our vacation ownership business associated with building and reclassifications as a result of our adoption of SFAS No. 152 and within our vacation exchange and rentals businesses increased development at Landal GreenParks, (iv) a $170 million increase in cash and cash equivalents which is discussed in further detail in “Liquidity and Capital Resources-Cash Flows,” (v) a $130 million increase in other current assets primarily due to the adoption of SFAS No. 152, which resulted in the deferral of direct selling costs at December 31, 2006 compared to December 31, 2005 and increased restricted cash within our vacation ownership business relating to proceeds held for a new VOI resort still in development, (vi) a $73 million increase in prepaid expenses at our vacation ownership business primarily related to increased revenue deferrals as a result of the adoption of SFAS No. 152 and increased prepaid marketing fees in our vacation exchange and rentals business primarily due to increased prepaid directory fees as a result of timing, (vii) a $65 million increase in due from former Parent and subsidiaries relating to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds, (viii) increased trade receivables of $58 million at our vacation exchange and rentals and vacation ownership businesses primarily due to favorable performance in the fourth quarter of 2006, (ix) a $54 million increase in goodwill primarily related to the acquisition of a vacation ownership marketing and development business and foreign exchange translation adjustments within our vacation and exchange and rental business, partially offset by the settlement of the ultimate tax basis of acquired assets with the tax authority within our vacation ownership business, (x) a $41 million increase in trademarks primarily related to the acquisition of Baymont Inn & Suites in April 2006, partially offset by an $11 million non-cash impairment charge recorded within our vacation ownership business during the fourth quarter of 2006 relating to rebranding initiatives carried out as a result of our separation from Cendant and (xi) a $37 million receivable in non-current due from former Parent and subsidiaries, which represents our right to receive proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. Such increases were partially offset by a $1,125 million decrease in the net intercompany funding to former Parent, which reflects the elimination of amounts due from Cendant upon our separation from them.

Total liabilities increased $1,827 million primarily due to (i) $858 million of additional net borrowings primarily due to approximately $796 million of 6.00% senior unsecured notes issued in December 2006, $328 million of greater securitization of vacation ownership contract receivables and a $300 million term loan entered into in July 2006 as part of our overall debt structure, partially offset by the elimination by our former Parent of $600 million of borrowings outstanding under our former Parent’s asset-linked facility relating to certain of our assets (which balance was $550 million at December 31, 2005 and was previously reflected as long-term debt on our Consolidated and Combined Balance Sheet), (ii) a $421 million increase in due to former Parent and subsidiaries as a result of the assumption of certain contingent and other corporate liabilities of our former Parent or its subsidiaries upon our separation (see “Separation Adjustments and Transactions with Former Parent and Subsidiaries”), (iii) a $281 million increase in deferred income primarily due to increased activity within our vacation ownership business, the adoption of SFAS No. 152, as discussed above, and increased deferred revenue within our vacation exchange and rentals business and (iv) a $145 million increase in accrued expenses and other current liabilities primarily due to increased marketing expenses to promote growth in our businesses and local taxes payable to certain foreign jurisdictions and the related interest payable on such accrual within our vacation exchange and rentals business.

Total stockholders’ equity decreased $1,474 million principally due to (i) the elimination of net intercompany funding to former Parent of $1,125 million, (ii) the transfer of proceeds from our new borrowing arrangements to our former Parent of $1,360 million, (iii) the assumption of $434 million of contingent liabilities as a result of our separation and (iv) $349 million of treasury stock purchased through our stock repurchase program. Such decreases were partially offset by (i) $760 million of proceeds contributed to us by our former Parent upon the sale of Travelport, (ii) the elimination by our former Parent of $600 million of borrowings outstanding under our former Parent’s asset-linked facility relating to certain of our assets and (iii) $287 million of net income generated during the year ended December 31, 2006.

Liquidity And Capital Resources

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables. With the completion of the new financings related to our separation and the issuance of our 6.00% senior unsecured notes, our liquidity has been further augmented through available capacity under our new revolving credit facility. We believe that access to this facility and our current liquidity vehicles will be sufficient to meet our ongoing needs for the foreseeable future.

Cash Flows

During 2006 and 2005, we had a net change in cash and cash equivalents of $170 million and $5 million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2006	2005	Change
Cash provided by (used in):
Operating activities	$165	$492	$(327)
Investing activities	(471)	(696)	225
Financing activities	473	221	252
Effects of changes in exchange rate on cash and cash equivalents	3	(12)	15

Net change in cash and cash equivalents	$170	$5	$165

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Operating Activities

During 2006, we generated $327 million less cash from operating activities as compared to 2005. Such change principally reflects a net decrease relating to higher investments in inventory and vacation ownership contract receivables as well as increased prepaid expense, partially offset by favorable timing of accounts payable and accrued expenses.

Investing Activities

During 2006, we used $225 million less cash for investing activities as compared to 2005. The decrease in cash outflows primarily relates to (i) a $255 million decrease in intercompany funding provided to former Parent, which was eliminated due to our separation from Cendant and (ii) lower acquisition related payments of $49 million primarily due to fewer acquisitions made in 2006 (in 2005, we used $149 million to acquire the Wyndham Hotels and Resorts brand and a few non-significant businesses primarily within our Vacation Ownership segment, whereas in 2006, we used $103 million to acquire the Baymont brand and a vacation ownership and resort management business). Such decreases in cash outflows were partially offset by (i) an increase of $57 million in capital expenditures primarily due to additions within vacation ownership and corporate infrastructure costs associated with the separation and (ii) a reduction of $12 million in restricted cash, which we are required to set aside in connection with certain borrowing arrangements and business activities of our vacation ownership business.

Financing Activities

During 2006, we generated $252 million more cash from financing activities as compared to 2005, which principally reflects incremental cash inflows from (i) $2,414 million of additional borrowings from various facilities, (ii) $796 million of proceeds from the issuance of 6.00% senior unsecured notes and (iii) the receipt of a capital contribution from our former Parent for approximately $760 million resulting from the sale of Travelport (see “Financial Obligations” for a detailed discussion). Such increases were partially offset by (i) an increase in our dividend to former Parent of approximately $1,301 million, (ii) $2,122 million of increased principal payments on existing borrowings and (iii) $329 million of common stock repurchases.

We intend to continue to invest in capital improvements, technological improvements in our lodging business and the development of our vacation ownership, vacation rental and mixed-use properties. In addition, we may seek to acquire additional franchise agreements, property management contracts and ownership interests in hotel or vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $191 million on capital expenditures in 2006 (excluding vacation ownership development projects). Capital expenditures in 2006 included (i) $82 million to improve technology and maintain technological advantages, (ii) $80 million on routine improvements and (iii) $29 million for information technology infrastructure enhancements resulting from our separation from Cendant. We also spent $542 million relating to vacation ownership development projects in 2006. The majority of the expenditures required to complete our capital spending programs and vacation ownership development projects were financed through cash flow generated through operations.

Additional expenditures were financed through general unsecured corporate borrowings. Our unused borrowing capacity of $870 million under our $900 million revolving credit facility is available to finance our capital spending programs.

On August 24, 2006, we announced our intention to commence a stock repurchase program of up to $400 million. Through December 31, 2006, we had repurchased 11.9 million shares at an average price of $29.35. During January 2007, we repurchased an additional 1.6 million shares, completing the program with 13.5 million shares purchased at an average price of $29.72. As of February 13, 2007, our Board of Directors has authorized a new stock repurchase program that enables us to purchase up to $400 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

During the fourth quarter of 2006, Cendant and the Internal Revenue Service (“IRS”) settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which we were included in Cendant’s tax returns. Accordingly, we reduced our contingent liabilities by $15 million to reflect Cendant’s settlement with the IRS. Such reduction was recorded in general and administrative expenses on the Consolidated Statement of Income during the year ended December 31, 2006. We were adequately reserved for this audit cycle and have reflected the results of that examination in our Consolidated and Combined Financial Statements. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. We and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we and Cendant believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we and Cendant believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The effect is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 20—Separation Adjustments and Transactions with Former Parent and Subsidiaries.

We believe that our accruals for tax liabilities outlined in the Separation and Distribution Agreement are adequate for all remaining open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

Financial Obligations

Our indebtedness consisted of:

	December 31,	December 31,
	2006	2005
Securitized vacation ownership debt:
Term notes	$838	$740
Bank conduit facility (a)	625	395

Total securitized vacation ownership debt	$1,463	$1,135

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$796	$—
Term loan (due July 2011)	300	—
Revolving credit facility (due July 2011) (c)	—	—
Interim loan facility (due July 2007) (c)	—	—
Vacation ownership asset-linked debt	—	550
Bank borrowings:
Vacation ownership	103	113
Vacation rentals	73	68
Vacation rentals capital leases	148	139
Other	17	37

Total long-term debt	$1,437	$907

(a)	Represents a 364-day vacation ownership bank conduit facility which we renewed and upsized to $1,000 million on November 13, 2006. The borrowings under this bank conduit facility have a maturity date of December 2009.

(b)	These notes represent $800 million aggregate principal less $4 million of original issue discount.

(c)	We entered into this $800 million facility in July 2006. The outstanding borrowings under this facility of $350 million were repaid in December 2006 with a portion of the borrowings from our issuance of 6.00% senior unsecured notes.

As of December 31, 2006, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Securitized vacation ownership debt
Term notes	$838	$838	$—
Bank conduit facility (a)	1,000	625	375

Total securitized vacation ownership debt	$1,838	$1,463	$375

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$796	$796	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	—	900
Bank borrowings:
Vacation ownership	158	103	55
Vacation rentals	92	73	19
Vacation rentals capital leases (c)	148	148	—
Other	18	17	1

Total long-term debt	$2,412	$1,437	975

Less: Issuance of letters of credit (b)			(30)

			$945

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of December 31, 2006, the total capacity of $900 million was reduced by $30 million for the issuance of letters of credit.

(c)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated and Combined Balance Sheets.

Securitized Vacation Ownership Debt

A significant portion of our debt as of December 31, 2006 was issued through the securitization of vacation ownership contract receivables. Such debt includes fixed and floating rate term notes for which the weighted average interest rate was 4.7%, 4.0% and 3.3% during the years ended December 31, 2006, 2005 and 2004, respectively, and access to a $1,000 million bank conduit facility, which bears interest at variable rates and had a weighted average interest rate of 5.7%, 4.3% and 1.4% during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, our securitized vacation ownership debt is collateralized by $1,844 million of underlying vacation ownership contract receivables and related assets.

Interest expense incurred in connection with our securitized vacation ownership debt amounted to $70 million, $46 million and $36 million during the years ended December 31, 2006, 2005 and 2004, respectively. Such interest expense is recorded within the operating expenses on the Consolidated and Combined Statements of Income as we earn consumer finance income on the related securitized vacation ownership contract receivables.

Other

Our 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. The notes are redeemable at our option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of our other senior unsecured indebtedness.

On July 7, 2006, we entered into a five-year $300 million term loan facility which bears interest at a fixed rate of 6.00%. As of December 31, 2006, we had $300 million outstanding borrowings under this facility.

We entered into a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 45 to 55 basis points. The pricing of this facility is dependent on our credit ratings and the outstanding balance of borrowings on this facility. As of December 31, 2006, we had zero outstanding borrowings under this facility.

Prior to our Separation from Cendant, we previously borrowed under a $600 million asset-linked facility through Cendant to support the creation of certain vacation ownership-related assets and the acquisition and development of vacation ownership properties. In connection with the Separation, Cendant eliminated the outstanding borrowings under this facility of $600 million on July 27, 2006. The weighted average interest rate on these borrowings was 5.5% during the period January 1, 2006 through July 27, 2006 and 5.1% and 2.6% during the years ended December 31, 2005 and 2004, respectively.

We had outstanding bank borrowings of $103 million as of December 31, 2006 principally under a foreign credit facility used to support vacation ownership operations in the South Pacific. This facility bears interest at Australian Dollar LIBOR plus 55 basis points and had a weighted average interest rate of 6.5%, 6.3% and 3.3% during 2006, 2005 and 2004, respectively. As of December 31, 2006, these secured borrowings are collateralized by $158 million of underlying vacation ownership contract receivables and related assets.

As of December 31, 2006, we had bank debt outstanding of $73 million related to our Landal GreenParks business. As of December 31, 2006, the bank debt was collateralized by $130 million of land and related vacation rental assets and had a weighted average interest rate of 3.7% during 2006 and 3.0% during both 2005 and 2004. On January 31, 2007, we repaid the outstanding borrowings on this facility.

We lease vacation homes located in European holiday parks as part of our vacation exchange and rentals business. These leases are recorded as capital lease obligations with corresponding assets classified within property, plant and equipment on the Consolidated and Combined Balance Sheets. The vacation exchange and rentals capital lease obligations had a weighted average interest rate of 7.5% during 2006, 2005 and 2004.

We also maintain other debt facilities which arise through the ordinary course of operations. As of December 31, 2006, this debt primarily reflects $11 million of mortgage borrowings related to an office building.

Interest expense incurred in connection with the above debt (excluding our securitized vacation ownership debt) amounted to $72 million, $36 million and $38 million during 2006, 2005 and 2004, respectively. Such interest expense is recorded within the interest expense on the Consolidated and Combined Statements of Income.

The revolving credit facility and unsecured term loan include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 19 to the Consolidated and Combined Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitized Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant).

The 6.00% senior unsecured notes contain various covenants including limitations on liens, limitations on sale and leasebacks, and change of control restrictions. In addition, there are limitations on mergers, consolidations and sales of all or substantially all assets. Events of default in the notes include nonpayment of interest, nonpayment of principal, breach of a covenant or warranty, cross acceleration of debt in excess of $50 million, and bankruptcy related matters.

As of December 31, 2006, we were in compliance with all of the covenants described above including the required financial ratios.

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

Our senior unsecured debt is rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Seasonality

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the spring and summer months. Revenues from rental income earned from booking vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third and fourth quarters than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

Separation Adjustments And Transactions With Former Parent And Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. The amount of liabilities which we assumed in connection with the Separation approximated $434 million at December 31, 2006, reduced from approximately $524 million as measured at the date of separation (July 31, 2006). This amount was comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, were valued upon our separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $434 million is comprised of (i) $40 million for litigation matters, (ii) $229 million for tax liabilities, (iii) $134 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and (iv) $31 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $29 million of the $31 million pertain to litigation liabilities). Of the $434 million, $187 million is recorded in current Due to former Parent and subsidiaries and $234 million are recorded in long-term Due to former Parent and subsidiaries at December 31, 2006 on the Consolidated and Combined Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $31 million relating to the FIN 45 guarantees is recorded in other current liabilities at December 31, 2006 on the Consolidated and Combined Balance Sheet. In addition, we have a $65 million receivable due from former Parent relating to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated and Combined Balance Sheet. We have also recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Consolidated Balance Sheet, which represents our right to receive proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities - We have assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years.

•	Contingent tax liabilities - We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

•	Cendant contingent and other corporate liabilities - We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements - In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such

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

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, each of the companies agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. During 2006, we recorded $8 million of expenses and less than $1 million in other income in the Consolidated and Combined Statements of Income related to these agreements.

Separation and Related Costs

During 2006, we incurred costs of $99 million in connection with executing the Separation. Such costs consisted primarily of (i) the acceleration of vesting of Cendant equity awards and the related equitable adjustments of such awards (see Note 16 to our Consolidated and Combined Financial Statements), (ii) an impairment charge due to a rebranding initiative for our Fairfield and Trendwest trademarks (see Note 2 to our Consolidated and Combined Financial Statements) and (iii) consulting and payroll-related services.

Contractual Obligations

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2007	2008	2009	2010	2011	Thereafter	Total
Securitized debt (a)	$178	$255	$537	$93	$85	$315	$1,463
Long-term debt (b)	115	10	9	20	382	901	1,437
Operating leases	44	39	30	25	20	17	175
Other purchase commitments (c)	392	45	40	31	19	6	533

Total	$729	$349	$616	$169	$506	$1,239	$3,608

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.

(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2007 through 2010, $59 million during 2011 and $239 million thereafter.

(c)	Primarily represents commitments for the development of vacation ownership properties.

In addition to the above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. Additionally, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we are responsible for a portion of the defaulting party or parties’ obligation. We also provide a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant and Realogy. These arrangements were valued upon our separation from Cendant with the assistance of third- party experts in accordance with Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on our balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to our results of operations in future periods. See Separation Adjustments and Transactions with former Parent and Subsidiaries discussion for details of guaranteed liabilities.

Other Commercial Commitments And Off-balance Sheet Arrangements

Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. None of the purchase commitments made by us as of December 31, 2006 (aggregating approximately $531 million) were individually significant; the majority relate to commitments for the development of vacation ownership properties (aggregating $323 million, all of which relates to 2007).

Standard Guarantees/Indemnifications. In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) development of vacation ownership properties, (v) access to credit facilities and use of derivatives and (vi) issuances of debt securities. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) developers in vacation ownership development agreements, (v) financial institutions in credit facility arrangements and derivative contracts and (vi) underwriters in debt security issuances. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and indemnifications, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.

Other Guarantees/Indemnifications. In the normal course of business, our vacation ownership business provides guarantees to certain property owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the vacation ownership interests. We may be required to fund such excess as a result of our unsold owned vacation ownership interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy agreements (which generally approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related vacation ownership interests are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $230 million as of December 31, 2006. We would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the vacation ownership interests would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as marketing or rental. Historically, we have not been required to make material payments under these guarantees, as the fees collected from owners of vacation ownership interests have been sufficient to support the operation and maintenance of the vacation ownership properties. As of December 31, 2006, we recorded a liability in connection with these guarantees of $14 million.

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Prior to September 1, 2003, sales of vacation ownership contract receivables were treated as off-balance sheet sales as the entities utilized were structured as bankruptcy-remote QSPEs pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Subsequent to September 1, 2003, newly originated as well as certain legacy vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within our financial statements.

Letters of Credit. As of December 31, 2006, we had $30 million of irrevocable standby letters of credit outstanding, which mainly relate to support for development activity at our vacation ownership business.

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated and combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting described in SFAS No. 66, “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. As a result of the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing arrangements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally seven to ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. We use a methodology to estimate and record a provision for loan losses on our vacation ownership contract receivables, which include consideration of such factors as economic conditions, defaults, past due aging and historical write-offs of contracts. Prior to 2006, our provision for loan losses was presented as expenses on the Combined Statements of Income. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated and Combined Statements of Income (see “Allowance for Loan Losses” discussed below).

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated and Combined Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period as part of operating expenses on the Consolidated and Combined Statements of Income. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in difference in the timing and amount of revenue recognized from the construction of vacation ownership properties. This policy changed upon our adoption of SFAS No. 152 and SOP 04-2, which is discussed in greater detail in Note 1 and Note 2 to the Consolidated and Combined Financial Statements.

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses on the Consolidated and Combined Statements of Income. We consider factors such as economic conditions, defaults, past-due aging and historical write-offs of vacation ownership contract receivables to evaluate the adequacy of the allowance. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is classified as a reduction to revenue with no change made to prior periods presented.

Business Combinations. A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with SFAS No. 141, “Business Combinations” and related literature. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings.

The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,699 million and $619 million, respectively, as of December 31, 2006 and $2,645 million and $580 million, respectively, as of December 31, 2005. Our goodwill and other indefinite-lived intangible assets are allocated among our three reporting segments.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.

Changes in Accounting Policies

During 2006, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions”
•	SFAS No. 123(R), “Accounting for Stock-Based Compensation”
•	SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”
•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132®”
•	Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We will adopt the following recently issued standards as required:

•	SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”
•	FASB Staff Position FIN 46R-6, “Determining the Variability to be considered in Applying FASB Interpretation No. 46R”
•	FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”
•	SFAS No. 157, “Fair Value Measurements”

For detailed information regarding these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated and Combined Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts and interest rate caps to manage and reduce the interest rate risk related to our debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and other transactions.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 18 to the Consolidated and Combined Financial Statements. Our principal market exposures are interest and foreign currency rate risks.

•	Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure as of December 31, 2006 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Euro and Canadian dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets. We use a discounted cash flow model in determining the fair values of vacation ownership contract receivables and our retained interests in securitized assets. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. We use a duration-based model in determining the impact of interest rate shifts on our debt and interest rate derivatives. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2006, 2005 and 2004.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2006, 2005 and 2004 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures — interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material at December 31, 2006 and December 31, 2005. While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Controls Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.

Identification of Executive Officers.

The following provides information for each of our executive officers.

Stephen P. Holmes, 50, has served as the Chairman of our Board of Directors and as our Chief Executive Officer since our separation from Cendant in July 2006. Mr. Holmes was a director since May 2003 of the already-existing, wholly owned subsidiary of Cendant that held the assets and liabilities of Cendant’s hospitality services (including timeshare resorts) businesses before our separation from Cendant and has served as a director of Wyndham Worldwide since the separation in July 2006. Mr. Holmes was Vice Chairman and Director of Cendant and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 until our separation from Cendant in July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated, from September 1996 until December 1997 and was a director of HFS from June 1994 until December 1997. From July 1990 through September 1996, Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of HFS.

Franz S. Hanning, 53, has served as President and Chief Executive Officer, Wyndham Vacation Ownership since our separation from Cendant in July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 until our separation from Cendant in July 2006. Mr. Hanning served as President and Chief Executive Officer of Fairfield Resorts, Inc. (which has been renamed Wyndham Vacation Resorts, Inc.) from April 2001, when Cendant acquired Fairfield, to March 2005 and as President and Chief Executive Officer of Trendwest Resorts, Inc. (which has been renamed WorldMark by Wyndham) from August 2004 to March 2005. Mr. Hanning joined Fairfield in 1982 and held several key leadership positions with Fairfield, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.

Kenneth N. May, 56, has served as President and Chief Executive Officer, RCI Global Vacation Network since our separation from Cendant in July 2006. Mr. May was the Chief Executive Officer of Cendant’s Vacation Network Group from March 2005 until our separation from Cendant in July 2006. From February 1999 to March 2005, Mr. May was Chairman and Chief Executive Officer of RCI. Prior to joining Cendant, Mr. May held positions as General Manager with Citibank North America Credit Cards, Senior Vice President and General Manager with Disney Vacation Club and various other leadership positions for PepsiCo, Inc. and Colgate-Palmolive Company.

Steven A. Rudnitsky, 48, has served as President and Chief Executive Officer, Wyndham Hotel Group since our separation from Cendant in July 2006. Mr. Rudnitsky was the Chief Executive Officer of Cendant’s Hotel Group from March 2002 until our separation from Cendant in July 2006. Prior to joining Cendant, from December 2000 to March 2002, Mr. Rudnitsky was President of Kraft Foodservice and Executive Vice President of Kraft Foods, Inc. Mr. Rudnitsky was appointed to these positions with Kraft in December 2000 upon Kraft’s acquisition of Nabisco Foods Company, where he served as President from 1999 until December 2000. From 1996 to 1999, Mr. Rudnitsky was Vice President and General Manager, food service, for Pillsbury Bakeries & Foodservice. From 1984 to 1996, Mr. Rudnitsky held positions of increasing responsibility at PepsiCo, Inc.

Virginia M. Wilson, 52, has served as our Executive Vice President and Chief Financial Officer since our separation from Cendant in July 2006. Ms. Wilson was Executive Vice President and Chief Accounting Officer of Cendant from September 2003 until our separation from Cendant in July 2006. From October 1999 until August 2003, Ms. Wilson served as Senior Vice President and Controller for MetLife, Inc., a provider of insurance and other financial services. From 1996 until 1999, Ms. Wilson served as Senior Vice President and Controller for Transamerica Life Companies, an insurance and financial services company. Prior to Transamerica, Ms. Wilson was an Audit Partner of Deloitte & Touche LLP.

Scott G. McLester, 44, has served as our Executive Vice President and General Counsel since our separation from Cendant in July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 until our separation from Cendant in July 2006. Mr. McLester was Group Vice President, Legal for Cendant from March 2002 to April 2004, Vice President, Legal for Cendant from February 2001 to March 2002 and Senior Counsel for Cendant from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Mary R. Falvey, 46, has served as our Executive Vice President and Chief Human Resources Officer since our separation from Cendant in July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 until our separation from Cendant in July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 42, has served as our Executive Vice President and Chief Real Estate Development Officer since our separation from Cendant in July 2006. From April 2003 until July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 until February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant Corporation. From November 1998 until December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 until February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.

Nicola Rossi, 40, has served as our Senior Vice President and Chief Accounting Officer since our separation from Cendant in July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 until our separation from Cendant in July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000. From November 1995 to May 1999, Mr. Rossi was Director of Corporate Accounting of The Great Atlantic & Pacific Tea Company, Inc. From 1988 to 1995, Mr. Rossi held various positions, from staff accountant to manager, with Deloitte & Touche LLP.

Compliance with Section 16(a) of the Exchange Act.

The information required by this item is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Code of Ethics.

The information required by this item is included in the Proxy Statement under the caption “Code of Business Conduct and Ethics”.

Corporate Governance.

The information required by this item is included in the Proxy Statement under the caption “Governance of the Company”.

Certifications.

We have filed as exhibits to this report the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is included in the Proxy Statement under the captions “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Proxy Statement under the captions “Ownership of Company Stock” and “Equity Compensation Plan Information” and is incorporated by reference in this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Proxy Statement under the captions “Related Party Transactions” and “Governance of the Company” and is incorporated by reference in this report.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Proxy Statement under the caption “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services” and is incorporated by reference in this report.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1)  FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(3)  EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

By:	/s/ STEPHEN P. HOLMES
Stephen P. Holmes
Chief Executive Officer
Date: March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN P. HOLMES Stephen P. Holmes	Chief Executive Officer (Principal Executive Officer)	March 7, 2007

/s/ VIRGINIA M. WILSON Virginia M. Wilson	Chief Financial Officer (Principal Financial Officer)	March 7, 2007

/s/ NICOLA ROSSI Nicola Rossi	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2007

/s/ MYRA J. BIBLOWIT Myra J. Biblowit	Director	March 7, 2007

/s/ JAMES E. BUCKMAN James E. Buckman	Director	March 7, 2007

/s/ GEORGE HERRERA George Herrera	Director	March 7, 2007

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY The Right Honourable Brian Mulroney	Director	March 7, 2007

/s/ PAULINE D.E. RICHARDS Pauline D.E. Richards	Director	March 7, 2007

/s/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors and Shareholders
Parsippany, New Jersey

We have audited the accompanying consolidated and combined balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated and combined statements of income, stockholders’/invested equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 20 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. Also as discussed in Note 1 to the consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 7, 2007

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except share data)

	Year Ended December 31,
	2006	2005	2004

Net revenues
Vacation ownership interest sales	$1,461	$1,379	$1,245
Service fees and membership	1,437	1,288	1,105
Franchise fees	501	434	393
Consumer financing	291	234	176
Other	152	136	95

Net revenues	3,842	3,471	3,014

Expenses
Operating	1,474	1,199	932
Cost of vacation ownership interests	317	341	316
Marketing and reservation	734	628	576
General and administrative	493	424	385
Provision for loan losses	—	128	86
Separation and related costs	99	—	—
Depreciation and amortization	148	131	119

	3,265	2,851	2,414

Operating income	577	620	600
Interest expense	67	29	34
Interest income (including intercompany of $21, $30 and $16)	(32)	(35)	(21)

Income before income taxes and minority interest	542	626	587
Provision for income taxes	190	195	234
Minority interest, net of tax	—	—	4

Income before cumulative effect of accounting change	352	431	349
Cumulative effect of accounting change, net of tax	(65)	—	—

Net income	$287	$431	$349

Earnings per share:
Basic
Income before cumulative effect of accounting change	$1.78	$2.15	$1.74
Net income	1.45	2.15	1.74
Diluted
Income before cumulative effect of accounting change	$1.77	$2.15	$1.74
Net income	1.44	2.15	1.74

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$269	$99
Trade receivables (net of allowance for doubtful accounts of $99 and $96)	429	371
Vacation ownership contract receivables, net	257	239
Inventory	520	446
Prepaid expenses	168	95
Deferred income taxes	105	84
Net intercompany funding to former Parent	—	1,125
Due from former Parent and subsidiaries	65	—
Other current assets	239	109

Total current assets	2,052	2,568
Long-term vacation ownership contract receivables, net	2,123	1,835
Non-current inventory	434	190
Property and equipment, net	916	718
Goodwill	2,699	2,645
Trademarks, net	621	580
Franchise agreements and other intangibles, net	417	412
Due from former Parent and subsidiaries	37	—
Other non-current assets	221	219

Total assets	$9,520	$9,167

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$178	$154
Current portion of long-term debt	115	201
Accounts payable	377	239
Deferred income	545	271
Due to former Parent and subsidiaries	187	—
Accrued expenses and other current liabilities	575	430

Total current liabilities	1,977	1,295
Long-term securitized vacation ownership debt	1,285	981
Long-term debt	1,322	706
Deferred income taxes	782	823
Deferred income	269	262
Due to former Parent and subsidiaries	234	—
Other non-current liabilities	92	67

Total liabilities	5,961	4,134

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 202,294,898 in 2006 and zero shares in 2005	2	—
Additional paid-in capital	3,566	—
Retained earnings	156	—
Parent company’s net investment	—	4,925
Accumulated other comprehensive income	184	108
Treasury stock, at cost—11,877,600 in 2006 and zero shares in 2005	(349)	—

Total stockholders’ equity	3,559	5,033

Total liabilities and stockholders’ equity	$9,520	$9,167

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$287	$431	$349
Cumulative effect of accounting change, net of tax	65	—	—

Income before cumulative effect of accounting change	352	431	349
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	148	131	119
Provision for loan losses	259	128	86
Deferred income taxes	103	236	31
Impairment of intangible assets	11	—	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(35)	(40)	(30)
Vacation ownership contract receivables	(594)	(462)	(496)
Inventory	(280)	(21)	8
Prepaid expenses	(68)	(1)	(19)
Accounts payable, accrued expenses and other current liabilities	277	67	8
Due to former Parent and subsidiaries	(36)	—	—
Deferred income	48	13	2
Other, net	(20)	10	87

Net cash provided by operating activities	165	492	145

Investing Activities
Property and equipment additions	(191)	(134)	(116)
Net assets acquired, net of cash acquired, and acquisition-related payments	(105)	(154)	(181)
Net intercompany funding to former Parent and subsidiaries	(143)	(398)	(44)
Investments and development advances	(24)	(4)	(3)
Proceeds received from disposition of businesses, net	—	—	41
Increase in restricted cash	(3)	(15)	(32)
Other, net	(5)	9	9

Net cash used in investing activities	(471)	(696)	(326)

Financing Activities
Proceeds from secured borrowings	1,531	1,296	1,440
Principal payments on secured borrowings	(1,223)	(1,000)	(1,032)
Proceeds from unsecured borrowings	2,179	—	25
Principal payments on unsecured borrowings	(1,910)	(11)	(210)
Proceeds from bond issuance	796	—	—
Dividends paid to former Parent	(1,360)	(59)	—
Capital contribution from former Parent	795	—	—
Repurchase of common stock	(329)	—	—
Issuance of common stock	13	—	—
Debt issuance costs	(16)	—	—
Other, net	(3)	(5)	(6)

Net cash provided by financing activities	473	221	217

Effect of changes in exchange rates on cash and cash equivalents	3	(12)	(17)

Net increase in cash and cash equivalents	170	5	19
Cash and cash equivalents, beginning of period	99	94	75

Cash and cash equivalents, end of period	$269	$99	$94

Supplemental Disclosure of Cash Flow Information
Interest payments (a)	$99	$55	$66
Income tax payments, net (b)	62	32	28

(a)	Excludes interest paid on the Company’s securitized debt of $64 million, $40 million, and $32 million, intercompany interest paid to former Parent and subsidiaries of $18 million, $20 million and $6 million and capitalized interest related to the development of vacation ownership inventory during 2006, 2005 and 2004, respectively.

(b)	Excludes income tax related payments made to former Parent.

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’/INVESTED EQUITY
 (In millions)

						Accumulated
			Additional	Parent		Other	Treasury		Total
	Common Stock		Paid—in	Company’s	Retained	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Net Investment	Earnings	Income	Shares	Amount	Equity

Balance as of January 1, 2004	—	$—	$—	$4,103	$—	$180	—	$—	$4,283
Comprehensive income:
Net income	—	—	—	349	—	—	—	—
Currency translation adjustment, net of tax of $33	—	—	—	—	—	33	—	—
Unrealized gains on cash flow hedges, net of tax of $1	—	—	—	—	—	1	—	—
Total comprehensive income									383
Capital contribution from former Parent	—	—	—	13	—	—	—	—	13

Balance as of December 31, 2004	—	—	—	4,465	—	214	—	—	4,679
Comprehensive income:
Net income	—	—	—	431	—	—	—	—
Currency translation adjustment, net of tax benefit of $19	—	—	—	—	—	(106)	—	—
Unrealized gains on cash flow hedges, net of tax of $2	—	—	—	—	—	3	—	—
Reclassification for gains on cash flow hedges, net of tax benefit of $2	—	—	—	—	—	(3)	—	—
Total comprehensive income									325
Dividends paid to former Parent	—	—	—	(59)	—	—	—	—	(59)
Capital contribution from former Parent	—	—	—	88	—	—	—	—	88

Balance at December 31, 2005	—	—	—	4,925	—	108	—	—	5,033
Comprehensive income from January 1, 2006 to July 31, 2006:
Net income	—	—	—	131	—	—	—	—
Currency translation adjustment, net of tax benefit of $27	—	—	—	—	—	79	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $1	—	—	—	—	—	(2)	—	—
Total comprehensive income from January 1, 2006 to July 31, 2006									208
Assumption of former Parent corporate assets	—	—	—	74	—	—	—	—	74
Return of excess funding from former Parent	—	—	—	25	—	—	—	—	25
Tax receivables due from former Parent and subsidiaries	—	—	—	24	—	—	—	—	24
Deferred tax assets on contingent liabilities and guarantees	—	—	—	71	—	—	—	—	71
Guarantees under FIN 45 related to the Separation	—	—	—	(41)	—	—	—	—	(41)
Contingent liabilities—due to former Parent and subsidiaries	—	—	—	(483)	—	—	—	—	(483)
Cash transfer to former Parent	—	—	—	(1,360)	—	—	—	—	(1,360)
Elimination of asset—linked facility obligation by former Parent	—	—	—	600	—	—	—	—	600
Capital contribution from former Parent— proceeds from Travelport sale	—	—	—	760	—	—	—	—	760
Elimination of intercompany balance due to former Parent	—	—	—	(1,157)	—	—	—	—	(1,157)
Transfer of net investment to additional paid—in capital	—	—	3,569	(3,569)	—	—	—	—	—
Comprehensive income from August 1, 2006 to December 31, 2006:
Net income	—	—	—	—	156	—	—	—
Currency translation adjustment, net of tax of $16	—	—	—	—	—	5	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $4	—	—	—	—	—	(6)	—	—
Total comprehensive income from August 1, 2006 to December 31, 2006									155
Issuance of common stock	200	2	(2)	—	—	—	—	—	—
Issuance of restricted stock units	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	13	—	—	—	—	—	13
Deferred compensation	—	—	(68)	—	—	—	—	—	(68)
Additional capital contribution from former Parent—proceeds from Travelport sale	—	—	38	—	—	—	—	—	38
Adjustments to contingent liabilities due to former Parent and subsidiaries	—	—	1	—	—	—	—	—	1
Repurchases of WYN common stock	—	—	—	—	—	—	(12)	(349)	(349)
Equitable adjustment of stock based compensation	—	—	9	—	—	—	—	—	9
Adjustment to deferred tax assets assumed from former Parent	—	—	8	—	—	—	—	—	8
Excess deferred tax assets of expense awards	—	—	(2)	—	—	—	—	—	(2)

Balance at December 31, 2006	202	$2	$3,566	$—	$156	$184	(12)	$(349)	$3,559

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation

Wyndham Worldwide Corporation (“Wyndham” or “the Company”), a Delaware corporation, was incorporated on May 30, 2003 as Cendant Hotel Group. In connection with a plan by Cendant Corporation (“Cendant” or “former Parent”; known as Avis Budget Group since August 29, 2006) to separate into four independent, publicly traded companies—one each for Cendant’s former hospitality services (including timeshare resorts), real estate services (“Realogy”), travel distribution services (“Travelport”) and vehicle rental services (“Avis Budget Group”) businesses (“Separation”), on July 13, 2006, Cendant Hotel Group changed its name to Wyndham Worldwide Corporation. On April 24, 2006, Cendant modified its previously announced Separation plan to explore the possible sale of Travelport. On June 30, 2006, Cendant entered into a definitive agreement to sell Travelport to an affiliate of the Blackstone Group for $4,300 million in cash and on August 22, 2006, the sale of Travelport closed. Pursuant to the plan of Separation, the Company received approximately $760 million of the proceeds from such sale, which could be subject to post-closing adjustments.

On July 13, 2006, Cendant’s Board of Directors approved the distribution of all of the shares of common stock of Wyndham. In connection with the distribution, the Company filed with the Securities and Exchange Commission (the “SEC”) an Information Statement, dated July 13, 2006 (the “Information Statement”), which describes for stockholders the details of the distribution and provides information on the business and management of Wyndham. The Company mailed the Information Statement to Cendant stockholders shortly after the July 21, 2006 record date for the distribution. Prior to July 31, 2006, Cendant transferred to Wyndham all of the assets and liabilities primarily related to the hospitality services (including timeshare resorts) businesses of Cendant and, on July 31, 2006, Cendant distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The Separation was effective on July 31, 2006. On August 1, 2006, the Company commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

The Company’s consolidated and combined results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented prior to August 1, 2006, including changes in its operations and capitalization as a result of the Separation and distribution from Cendant.

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, payroll, legal and treasury services, certain employee benefits and real estate usage for common space were allocated by Cendant to the Company through July 31, 2006 based on forecasted revenues or usage. Management believes such allocations were reasonable. However, the associated expenses recorded by the Company in the Consolidated and Combined Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented prior to August 1, 2006. Following the Separation and distribution from Cendant, the Company began performing these functions using internal resources or purchased services, certain of which are provided by Cendant or one of the separated companies during a transitional period pursuant to the Transition Services Agreement. Refer to Note 21—Related Party Transactions for a detailed description of the Company’s transactions with Cendant and its former subsidiaries.

In management’s opinion, the Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of annual results reported. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of luxury and upscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated and Combined Financial Statements include the accounts and transactions of Wyndham, as well as entities in which Wyndham directly or indirectly has a controlling financial interest and various entities in which Wyndham has investments recorded under the equity method of accounting. The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Consolidated and Combined Financial Statements.

In connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46”), when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46 and if it is deemed to be a variable interest entity (“VIE”). If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. The Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Revenue Recognition

Lodging

The Company enters into agreements to franchise its lodging franchise systems to independent hotel owners. The Company’s standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are accrued as earned and upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated and Combined Statements of Income. Lodging revenues also include initial franchise fees, which are recognized as revenue when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated as it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require payment of fees for other services, including marketing and reservations. With such fees, the Company provides its franchised properties with a suite of operational and administrative services, including access to an international, centralized, brand-specific reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed. In accordance with the Company’s franchise agreements, the Company includes an allocation of certain overhead costs required to carry out marketing and reservation activities within marketing and reservation expenses.

The Company also provides property management services for hotels under management contracts. The Company’s management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive management fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenue is recognized when earned in accordance with the terms of the contract. The Company incurs certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed properties as revenue and the costs incurred on their behalf as expenses. Management fees and reimbursement revenue are recorded as a component of service fees and membership revenue on the Consolidated and Combined Statements of Income. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on the Company’s operating income. Management fee revenue and revenue related to payroll reimbursements were $4 million and $69 million, in 2006, respectively, and $1 million and $17 million, respectively, for the period October 11, 2005 (date of Wyndham Hotels and Resorts brand acquisition, which includes management contracts) through December 31, 2005.

Vacation Exchange and Rentals

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenue represents the annual membership fees from members who participate in the Company’s vacation exchange business. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with the Company’s vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services. The Company records revenue from annual membership dues as deferred income on the Consolidated and Combined Balance Sheets and recognizes it on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within the Company’s vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenue when the exchange requests have been confirmed to the member. The Company’s vacation rentals business derives its revenue principally from fees, which generally range from approximately 40% to 60% of the gross rent charged to rental customers. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenue from such fees is recognized in the period that the rental reservation is made, net of expected cancellations. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. Cancellations for 2006 and 2005 each totaled less than 5% of rental transactions booked. The Company’s revenue is earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company also earns rental fees in connection with properties it owns or leases under capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered.

Vacation Ownership

The Company markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and resort management. The Company’s sales of VOIs are either cash sales or Company-financed sales. In order for the Company to recognize revenues of VOI sales under the full accrual method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company. As a result of the adoption of SFAS No. 152, “Accounting for Real Estate Time-

Sharing Transactions” (“SFAS No. 152”) and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”) on January 1, 2006, the Company must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by the Company, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of Company-provided financing arrangements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally seven to ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated and Combined Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to operating expense in the current period on the Consolidated and Combined Statements of Income.

The Company also offers consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. Generally, the financing terms are for seven to ten years. Prior to 2006, the provision for loan losses was presented as expense on the Combined Statements of Income. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated Statement of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement.

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated and Combined Statements of Income. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where the Company is the employer, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on the Company’s operating income. Management fee revenue and revenue related to reimbursements were $112 million and $141 million in 2006, respectively, $91 million and $124 million in 2005, respectively, and $95 million and $103 million in 2004, respectively. In 2006, 2005 and 2004, one of the associations that the Company manages paid RCI Global Vacation Network (vacation exchange and rentals) $13 million, $11 million and $9 million, respectively, for exchange services.

The Company records lodging-related marketing and reservation revenues, as well as property management services revenues for the Company’s Lodging and Vacation Ownership segments, in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues be recorded on a gross basis.

Income Taxes

The Company’s operations were included in the consolidated federal tax return of Cendant up to the date of the Separation. In addition, the Company has filed consolidated and unitary state income tax returns with Cendant in jurisdictions where required or permitted. The income taxes associated with the Company’s inclusion in Cendant’s consolidated federal and state income tax returns are included in the due from former Parent and subsidiaries line item on the accompanying Consolidated and Combined Balance Sheets. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis and, therefore, determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2006 and 2005. The Company’s tax assets and liabilities may be adjusted in connection with the finalization of Cendant’s prior years’ income tax returns.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded through goodwill rather than the provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition to or reduction from the valuation allowance.

Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of deposits received on sales of VOIs that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records, as well as separately held amounts based upon the terms of the securitizations. Such amounts were $147 million and $143 million as of December 31, 2006 and 2005, respectively, of which $57 million and $42 million, respectively, are recorded within other current assets and $90 million and $101 million, respectively, are recorded within other non-current assets on the Consolidated and Combined Balance Sheets.

Receivable Valuation

Trade receivables

The Company’s vacation exchange and rentals and lodging businesses provide for estimated bad debts based on their assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. Such write-offs amounted to $57 million, $34 million and $36 million in 2006, 2005 and 2004, respectively. Bad debt expense is recorded in operating or marketing and reservation expenses on the Consolidated and Combined Statements of Income and amounted to $58 million, $51 million and $43 million in 2006, 2005 and 2004, respectively.

Vacation ownership contract receivables

Within the Company’s vacation ownership business, the Company provides for estimated vacation ownership contract receivable cancellations and defaults at the time the VOI sales are recorded, by reducing VOI sales with a charge to the provision for loan losses on the Consolidated and Combined Statements of Income. Prior to 2006, the provision for loan losses was presented as expense on the Combined Statements of Income. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated Statement of Income. The Company considers factors including economic conditions, defaults, past due aging and historical write-offs of vacation ownership contract receivables to evaluate the adequacy of the allowance. The Company charges vacation ownership contract receivables to the loan loss allowance when they become 90, 120 or 150 days contractually past due depending on the percentage of the contract price already paid or are deemed uncollectible.

Loyalty Programs

The Company operates the TripRewards and RCI Elite Rewards loyalty programs. Members of both programs accumulate points by purchasing everyday products and services from the various businesses that participate in the program. TripRewards members also accumulate points by staying in hotels franchised under one of the Company’s lodging brands (excluding Wyndham Hotels and Resorts).

Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacation, electronics, sporting goods, movie and theme park tickets and gift certificates. The points cannot be redeemed for cash. The Company earns revenue from the TripRewards program when a member stays at a participating hotel, from a fee charged by the Company to the franchisee, which is based upon a percentage of room revenue generated from such stay. This fee is incremental to the standard franchise, marketing and reservation fees charged by the Company. The Company earns revenue from the RCI Elite Rewards program based upon a percentage of the members’ spending on the credit cards and such revenue is paid to the Company by a third-party issuing bank. The Company also incurs costs to support these programs, which primarily relate to marketing expenses to promote the programs, costs to administer the programs and costs of members’ redemptions.

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) a cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an independent third-party valuation firm. Revenues relating to the loyalty programs are recorded in other revenue in the Consolidated and Combined Statements of Income and amounted to $71 million, $56 million and $23 million while total expenses amounted to $56 million, $49 million and $23 million in 2006, 2005 and 2004, respectively. The points liability as of December 31, 2006 and 2005 amounted to $43 million and $39 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated and Combined Balance Sheets.

Inventory

Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $16 million, $7 million and $5 million in 2006, 2005 and 2004, respectively.

Advertising Expense

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded primarily within marketing and reservation expenses on the Consolidated and Combined Statements of Income, were $90 million, $66 million and $61 million in 2006, 2005 and 2004, respectively.

Use of Estimates and Assumptions

The preparation of the Consolidated and Combined Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Consolidated and Combined Financial Statements and accompanying notes. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from estimates and assumptions.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of other revenues or interest expense, based upon the nature of the hedged item, in the Consolidated and Combined Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of revenues or net interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

Certain derivative instruments used to manage interest rate risks of the Company prior to the Separation were entered into on behalf of the Company by Cendant. The fair value of the instruments was recorded on Cendant’s Consolidated Balance Sheets and passed to the Company through the related party accounts, which are presented on the Consolidated and Combined Balance Sheets within the due from former Parent and subsidiaries line item. The derivatives that were designated as cash flow hedging instruments by Cendant did not qualify for hedge accounting treatment on the Consolidated and Combined Financial Statements as the derivative remained on Cendant’s balance sheet and the underlying debt instrument resides on the Consolidated and Combined Financial Statements. Therefore, any changes in fair value of these instruments were recognized in the Consolidated and Combined Statements of Income.

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated and Combined Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings, up to 15 years for leasehold improvements, from 20 to 30 years for vacation rental properties and from three to seven years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from three to five years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $82 million and $56 million as of December 31, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. Each of the Company’s reportable segments represents a reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, if necessary, as required by SFAS No. 142. The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows.

The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated and Combined Statements of Income.

During the fourth quarter of 2006, the Company announced that it would change its Fairfield Resorts and Trendwest branding to Wyndham Vacation Resorts and WorldMark by Wyndham, respectively. As a result, the Company recorded an impairment charge of $11 million in its Vacation Ownership Segment relating to the rebranding initiatives. A third party valuation analysis was performed utilizing future cash flows of the underlying trademarks to arrive at the trademarks’ fair value. The resulting impairment charge was recorded as a component of separation and related costs within the Consolidated and Combined Statements of Income. In addition, the remaining trademark value of $2 million will be amortized over the next 12 months. There were no impairments relating to intangible assets or other long-lived assets during 2005 or 2004.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, accumulated unrealized gains and losses on derivative instruments designated as cash flow hedges and pension related costs. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated and Combined Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income on the Consolidated and Combined Balance Sheets. Gains or losses resulting from foreign currency transactions are included in the Consolidated and Combined Statements of Income.

Stock-Based Compensation

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. Cendant and the Company also adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in its entirety as of January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, all employee stock awards have been expensed over their vesting periods based upon the fair value of the award on the date of grant. As Cendant elected to use the prospective transition method, Cendant allocated expense to the Company only for employee stock awards that were granted subsequent to December 31, 2002. See Note 16—Stock-Based Compensation for more information.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25 and by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS No. 123(R) on January 1, 2006, which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. Because the Company was allocated stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123(R), the adoption of such standard did not have a material impact on the Company’s results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (“FSP 123R-2”), to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). FSP 123R-2 stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (i) cannot be negotiated by the recipient with the employer because the award is a unilateral grant and (ii) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 in connection with its adoption of SFAS No. 123(R) on January 1, 2006.

Paragraph 81 of SFAS No. 123(R) requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (“APIC Pool”). In November 2005, the FASB issued FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”), to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS No. 123(R). The Company elected to adopt the transition method described in FSP 123R-3. Utilizing the calculation method described in FSP 123R-3, the Company calculated its APIC Pool as of January 1, 2006 associated with stock options that were fully vested as of December 31, 2005. The impact on the APIC Pool for stock options that are partially vested at, or granted subsequent to, December 31, 2005 is being determined in accordance with SFAS No. 123(R).

In connection with the distribution of the shares of common stock of Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved the full vesting of all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) on August 15, 2006. As a result of the acceleration of the vesting of these awards, the Company recorded non-cash compensation expense of $45 million during the third quarter of 2006. In connection with the acceleration of the equity awards, an APIC Pool detriment of $9 million was created as the tax deduction of the equity awards was lower than the deferred tax asset recognized. As of January 1, 2006, the Company had no APIC Pool. During 2006, the Company created an APIC Pool of approximately $2 million through other vesting activities. As a result of the write off of the $9 million excess deferred tax asset, the Company recorded a tax provision of $7 million on its Consolidated Statement of Income during the year ended December 31, 2006 and a reduction to additional paid-in capital of $2 million on its Consolidated Balance Sheet as of December 31, 2006.

Recently Issued Accounting Pronouncements

Vacation Ownership Transactions. In December 2004, the FASB issued SFAS No. 152 in connection with the issuance of the American Institute of Certified Public Accountants’ SOP 04-2. SFAS No. 152 provides guidance on revenue recognition for vacation ownership transactions, accounting and presentation for the uncollectibility of vacation ownership contract receivables, accounting for costs of sales of vacation ownership interests and related costs, accounting for operations during holding periods and other transactions associated with vacation ownership operations.

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

SFAS No. 152 requires the Company to record the estimate of uncollectible vacation ownership contract receivables, without consideration of estimated inventory recoveries, at the time a vacation ownership transaction is consummated as a reduction of net revenue. Prior to the adoption of SFAS No. 152, the Company recorded such provisions within operating expense on the Consolidated and Combined Statements of Income. SFAS No. 152 also requires a change in accounting for inventory and cost of sales such that cost of sales is allocated based on a relative sales value method, under which cost of sales is calculated as an estimated percentage of net sales.

SFAS No. 152 also requires that revenue in excess of costs associated with the rental of unsold units be accounted for as a reduction to the carrying value of vacation ownership inventory (which reduces the cost of such inventory when it is sold) and that costs in excess of revenues associated with the rental of unsold units be charged to expense as incurred. Prior to the adoption of SFAS No. 152, rental revenues and expenses were separately recorded in the Consolidated and Combined Statements of Income.

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million during the first quarter of 2006 as a cumulative effect of an accounting change, which consisted of (i) a pre-tax charge of $105 million representing the deferral of revenue, costs associated with sales of vacation ownership interests that were recognized prior to January 1, 2006 and the recognition of certain expenses that were previously deferred and (ii) an associated tax benefit of $40 million. Excluding the impact of the cumulative effect of an accounting change, the impact of SFAS No. 152 on the Company’s 2006 results was a reduction of revenues of $208 million and an increase to net income of $6 million ($0.03 increase in diluted earnings per share). There was no impact to cash flows from the adoption of SFAS No. 152.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. There was no impact to the Consolidated and Combined Financial Statements from the adoption of SFAS No. 154.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 will become effective for the Company on January 1, 2007. The Company believes that the adoption of SFAS No. 156 will not have a material impact on its Consolidated and Combined Financial Statements.

Variability to Be Considered in Applying FASB Interpretation No. 46(R). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46R-6”). FIN 46R-6 addresses certain implementation issues related to FASB Interpretation No. 46

(revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Specifically, FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (i) whether an entity is a VIE, (ii) which interests are “variable interests” in the entity, and (iii) which party, if any, is the primary beneficiary of the VIE. Such variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning on July 1, 2006. The application of such guidance had no impact on the Consolidated and Combined Financial Statements.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company will adopt the provisions of FIN 48 on January 1, 2007, as required. The Company’s adoption of FIN 48 is expected to result in a decrease to stockholders’ equity as of January 1, 2007 of between $15 million to $25 million.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company plans to adopt SFAS No. 157 on January 1, 2007, as required, and is currently assessing the impact of such adoption on its Consolidated and Combined Financial Statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The Company adopted SFAS No. 158 effective December 31, 2006, as required. The impact of such standard was immaterial on pension liabilities or accumulated other comprehensive income.

Effects of Prior Year Misstatements. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted the provisions of SAB 108 effective December 31, 2006, as required. The adoption of such provisions did not impact the Consolidated and Combined Financial Statements.

3.	Earnings per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income (and other comparable earnings measures) divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. On July 31, 2006, the Separation from Cendant was completed in a tax-free distribution to the Company’s stockholders of one share of Wyndham common stock for every five shares of Cendant common stock held on July 21, 2006. As a result, on July 31, 2006, the Company had 200,362,113 shares of common stock outstanding. This share amount has been utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the date of Separation.

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2006	2005	2004

Income before cumulative effect of accounting change	$352	$431	$349
Cumulative effect of accounting change, net of tax	(65)	—	—

Net income	$287	$431	$349

Basic weighted average shares outstanding	198	200	200
Stock options and restricted stock units	1	—	—

Diluted weighted average shares outstanding	199	200	200

Basic earnings per share:
Income before cumulative effect of accounting change	$1.78	$2.15	$1.74
Cumulative effect of accounting change, net of tax	(0.33)	—	—

Net income	$1.45	$2.15	$1.74

Diluted earnings per share:
Income before cumulative effect of accounting change	$1.77	$2.15	$1.74
Cumulative effect of accounting change, net of tax	(0.33)	—	—

Net income	$1.44	$2.15	$1.74

The computations of diluted net income per common share available to common stockholders for the year ended December 31, 2006 do not include approximately 16 million stock options and stock-settled stock appreciation rights (“SSARs”), as the effect of their inclusion would have been anti-dilutive to earnings per share.

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated and Combined Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated and Combined Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated and Combined Balance Sheets as adjustments to the purchase price or on the Consolidated and Combined Statements of Income as expenses, as appropriate.

2006 Acquisitions

Baymont. On April 7, 2006, the Company completed the acquisition of the Baymont Inn & Suites brand (“Baymont”), a system of 115 independently-owned franchised properties, for approximately $60 million in cash. The purchase price resulted in the recognition of $47 million of trademarks and $14 million of franchise agreements, both of which were assigned to the Company’s Lodging segment. Management believes this acquisition solidifies the Company’s presence in the growing midscale lodging segment.

Other. On July 20, 2006, the Company acquired a vacation ownership and resort management business for aggregate consideration of $43 million in cash. The goodwill resulting from the preliminary allocation of the purchase price for this acquisition aggregated $34 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Vacation Ownership segment. This acquisition also resulted in $12 million of other amortizable intangible assets (primarily customer lists).

2005 Acquisitions

Wyndham. On October 11, 2005, the Company acquired the franchise and property management business associated with the Wyndham Hotels and Resorts brand for $113 million in cash. The acquisition includes franchise agreements, management contracts and the worldwide rights to the Wyndham brand. This acquisition resulted in goodwill of $24 million, all of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Lodging segment. This acquisition also resulted in $85 million of other intangible assets, such as trademarks and franchise agreements. This acquisition added an upscale brand to the Company’s lodging portfolio and also represented the Company’s entry into hotel property management services.

Other. During 2005, the Company also acquired three other individually non-significant businesses for aggregate consideration of $36 million in cash. The goodwill resulting from the allocation of the purchase prices of these acquisitions aggregated $21 million, $1 million of which is expected to be deductible for tax purposes. The goodwill was allocated to the Vacation Exchange and Rentals ($4 million) and Vacation Ownership ($17 million) segments. These acquisitions also resulted in $1 million of other intangible assets.

2004 Acquisitions

Two Flags Joint Venture LLC. In 2002, the Company formed Two Flags Joint Venture LLC (“Two Flags”) through the contribution of its domestic Days Inn trademark and related license agreements. The Company did not contribute any other assets to Two Flags. The Company then sold 49.9999% of Two Flags to Marriott in exchange for the contribution to Two Flags of the domestic Ramada trademark and related license agreements. The Company retained a 50.0001% controlling equity interest in Two Flags. Both Marriott and the Company had the right, but were not obligated, to cause the sale of Marriott’s interest at any time after March 1, 2004 for approximately $200 million, which represented the projected fair market value of Marriott’s interest at such time. On April 1, 2004, the Company exercised its right to purchase Marriott’s interest in Two Flags for approximately $200 million. In connection with such transaction, the Company assumed a note payable of approximately $200 million, bearing interest at 10%, which was paid in September 2004. As a result, the Company now owns 100% of Two Flags and has exclusive rights to the domestic Ramada and Days Inn trademarks and the related license agreements. This acquisition added a well-known middle market brand to the Company’s lodging portfolio.

Pursuant to the terms of the venture, the Company and Marriott shared income from Two Flags on a substantially equal basis. For the period January 1, 2004 through April 1, 2004 (the date on which the Company purchased Marriott’s interest) the Company recorded pre-tax minority interest expense of $6 million in connection with Two Flags.

Ramada International. On December 10, 2004, the Company acquired Ramada International, which included the international franchise rights of the Ramada hotel chain for $38 million in cash. The allocation of the purchase price resulted in goodwill of $2 million, all of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Lodging segment. This acquisition also resulted in $33 million of other intangible assets. As a result of this acquisition, the Company obtained the worldwide rights to the Ramada trademark and a platform to expand direct franchising internationally.

Landal GreenParks. On May 5, 2004, the Company acquired Landal GreenParks, a Dutch vacation rental company that specializes in the rental of privately-owned vacation homes located in European holiday parks, for $81 million in cash, net of cash acquired of $22 million. As part of this acquisition, the Company also assumed $78 million of debt. The allocation of the purchase price resulted in goodwill of $56 million, of which $7 million is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Vacation Exchange and Rentals segment. This acquisition also resulted in $41 million of other intangible assets. Management believed that this acquisition offered the Company increased access to both the Dutch and German consumer markets, as well as rental properties in high demand locations.

Canvas Holidays Limited. On October 8, 2004, the Company acquired Canvas Holidays Limited, a tour operator based in Scotland, for $51 million in cash. This acquisition resulted in goodwill of $25 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Vacation Exchange and Rentals segment. This acquisition also resulted in $8 million of other intangible assets. Management believed that this acquisition broadened the Company’s product depth in the European vacation market.

Other. During 2004, the Company also acquired one other non-significant business for $8 million in cash. The goodwill resulting from the allocation of the purchase price of this acquisition was $4 million, none of which is expected to be deductible for tax purposes, and was allocated to the Vacation Exchange and Rentals segment. This acquisition also resulted in $1 million of other intangible assets.

5.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,699			$2,645

Trademarks (a)	$619			$580

Amortized Intangible Assets
Franchise agreements (b)	$596	$238	$358	$573	$220	$353
Other (c)	82	21	61	161	102	59

	$678	$259	$419	$734	$322	$412

(a)	Comprised of various trade names (including the worldwide Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Fairfield, Trendwest, and Baymont Inn & Suites trade names) that the Company has acquired and which distinguishes the Company’s consumer services. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 35 years.

(c)	Includes customer lists and business contracts, generally amortized over a period ranging from 10 to 30 years with a weighted average life of 19 years, and trademarks, amortized over the next 12 months. During 2006, the Company wrote off $100 million of fully amortized customer lists at the Company’s Vacation Exchange and Rentals business.

During the fourth quarter of 2006, the Company recorded an $11 million impairment charge due to a rebranding initiative for its Fairfield and Trendwest trademarks (see Note 2—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets for more information). The remaining $2 million of trademarks for Fairfield and Trendwest have been reclassified into Other Amortized Intangible Assets.

The changes in the carrying amount of goodwill are as follows:

				Adjustments
	Balance as of	Goodwill		to Goodwill		Foreign		Balance as of
	January 1,	Acquired		Acquired		Exchange		December 31,
	2006	during 2006		during 2005		and Other		2006

Lodging	$241	$—		$4	(b)	$—		$245
Vacation Exchange and Rentals	1,082	—		—		34	(c)	1,116
Vacation Ownership	1,322	34	(a)	1		(19	)(d)	1,338

Total Company	$2,645	$34		$5		$15		$2,699

(a)	Relates to the acquisition of a vacation ownership and resort management business (see Note 4—Acquisitions).

(b)	Relates to the acquisition of the Wyndham Hotels and Resorts brand (see Note 4—Acquisitions).

(c)	Primarily relates to foreign exchange translation adjustments.

(d)	Relates to the settlement of the ultimate tax basis of acquired assets with the tax authority.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2006	2005	2004

Franchise agreements	$18	$16	$16
Other	17	16	15

Total (*)	$35	$32	$31

(*)	Included as a component of depreciation and amortization on the Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2006, the Company expects related amortization expense for the five succeeding fiscal years to approximate $24 million, $23 million and $22 million during 2007, 2008, and 2009, respectively, and $21 million during both 2010 and 2011.

6.	Franchising and Marketing/Reservation Activities

Franchise fee revenue of $501 million, $434 million and $393 million on the Consolidated and Combined Statements of Income for 2006, 2005 and 2004, respectively, includes initial franchise fees of $7 million, $7 million and $6 million, respectively.

As part of the ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $223 million, $189 million and $171 million during 2006, 2005 and 2004, respectively, and are recorded within the franchise fees line item on the Consolidated and Combined Statements of Income. As provided for in the franchise agreements, all of these fees are to be expended for marketing purposes or the operation of an international, centralized, brand-specific reservation system for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including access to an international, centralized, brand-specific reservation system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing.

The number of franchised lodging outlets in operation by market sector is as follows:

	(Unaudited)
	As of December 31,
	2006	2005	2004

Upscale (a)	82	101	—
Middle (b)	1,727	1,634	1,719
Economy (c)	4,647	4,613	4,680
Managed, Non-Proprietary Hotels (d)	17	—	—

	6,473	6,348	6,399

(a)	Comprised of the Wyndham Hotels and Resorts lodging brand.

(b)	Comprised of the Wingate Inn, Ramada Worldwide, Howard Johnson, Baymont Inn & Suites and AmeriHost Inn lodging brands.

(c)	Comprised of the Days Inn, Super 8, Travelodge and Knights Inn lodging brands.

(d)	Includes properties managed under a joint venture agreement with CHI Limited; thirteen of these properties are scheduled to be rebranded or cobranded either as Wyndham Hotels and Resorts or Ramada during 2007.

The number of franchised lodging outlets changed as follows:

	(Unaudited)
	For the Years Ended December 31,
	2006	2005	2004

Beginning balance	6,348	6,399	6,402
Additions	568	458	514
Terminations	(443)	(509)	(517)

Ending balance	6,473	6,348	6,399

In order to assist franchisees in converting to one of the Company’s brands or in franchise expansion, the Company may also, at its discretion, provide development advances (over the period of the franchise agreement typically ranging from 15 to 20 years) to franchisees who are either new or who are expanding their operations. Provided the franchisee is in compliance with the terms of the franchise agreement, all or a portion of the amount of the development advance may be forgiven by the Company. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2006, 2005 or 2004. The amount of such development advances recorded on the Consolidated and Combined Balance Sheets was $23 million and $21 million at December 31, 2006 and 2005, respectively. These amounts are classified within the other non-current assets line item on the Consolidated and Combined Balance Sheets. During 2006, 2005 and 2004, the Company recorded $3 million, $2 million and $3 million, respectively, of expense related to the forgiveness of these advances. Such amounts are recorded within the operating expense line item on the Consolidated and Combined Statements of Income.

7.	Income Taxes

The income tax provision consists of the following for the year ended December 31:

	2006	2005	2004

Current
Federal	$74	$(39)	$154
State	(6)	(26)	29
Foreign	19	24	20

	87	(41)	203

Deferred
Federal	117	186	22
State	(2)	52	5
Foreign	(12)	(2)	4

	103	236	31

Provision for income taxes	$190	$195	$234

Prior to the Separation, the Company was part of a consolidated group and was included in the Cendant consolidated tax returns. The utilization of the Company’s net operating loss carryforwards by other Cendant companies is reflected in the 2006 and 2005 current provision.

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2006	2005	2004

Domestic	$493	$543	$493
Foreign	49	83	94

Pre-tax income	$542	$626	$587

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2006	2005

Current deferred income tax assets:
Accrued liabilities and deferred income	$110	$62
Provision for doubtful accounts and vacation ownership contract receivables	82	75
Net operating loss carryforwards	16	18
Other	—	8
Valuation allowance (*)	(9)	(8)

Current deferred income tax assets	199	155

Current deferred income tax liabilities:
Prepaid expenses	3	3
Unamortized servicing rights	4	5
Installment sales of vacation ownership interests	74	63
Other	13	—

Current deferred income tax liabilities	94	71

Current net deferred income tax asset	$105	$84

Non-current deferred income tax assets:
Net operating loss carryforwards	$28	$30
Alternative minimum tax credit carryforward	77	68
Tax basis differences in assets of foreign subsidiaries	100	117
Accrued liabilities and deferred income	31	—
Other	82	4
Amortization	5	—
Valuation allowance (*)	(9)	(6)

Non-current deferred income tax assets	314	213

Non-current deferred income tax liabilities:
Depreciation and amortization	384	464
Installment sales of vacation ownership interests	618	475
Other	94	97

Non-current deferred income tax liabilities	1,096	1,036

Non-current net deferred income tax liabilities	$782	$823

(*)	The valuation allowance of $18 million as of December 31, 2006 primarily relates to state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized. If determined to be realizable, $1 million of the valuation allowance would reduce goodwill.

As of December 31, 2006, the Company had federal net operating loss carryforwards of $50 million, which primarily expire in 2026. No provision has been made for U.S. federal deferred income taxes on $134 million of accumulated and undistributed earnings of foreign subsidiaries as of December 31, 2006 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	(1.1)	2.7	3.8
Changes in tax basis differences in assets of foreign subsidiaries	—	(10.0)	—
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.6)	(1.1)	(1.8)
Taxes on repatriated foreign income, net of tax credits	1.9	1.8	2.6
Adjustment of estimated income tax accruals	—	2.3	0.2
Release of guarantee liability related to income taxes	(0.7)	—	—
Other	1.6	0.5	0.1

	35.1%	31.2%	39.9%

The increase in the 2006 effective tax rate is primarily the result of the absence of an increase in the tax basis of certain foreign assets during 2005, partially offset by a $15 million benefit recognized in 2006 resulting from a change in the Company’s 2005 state effective tax rates. In March 2005, the Company entered into a foreign tax restructuring where certain of its foreign subsidiaries were considered liquidated for United States tax purposes. This liquidation resulted in a taxable transaction which resulted in an increase in the tax basis of the assets held by these subsidiaries to their fair market value. This resulted in the creation of a deferred tax asset and recognition of a deferred tax benefit during 2005.

The Company believes that its accruals for tax liabilities outlined in the Separation and Distribution Agreement are adequate for all remaining open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies” and are currently maintained on the Consolidated and Combined Balance Sheets.

During the fourth quarter of 2006, Cendant and the Internal Revenue Service (“IRS”) settled the IRS examination for Cendant’s taxable years 1998 through 2002 during which the Company was included in Cendant’s tax returns. Accordingly, the Company reduced its contingent liabilities by $15 million to reflect Cendant’s settlement with the IRS. Such reduction was recorded in general and administrative expenses on the Consolidated Statement of Income during the year ended December 31, 2006. The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company and Cendant have recorded liabilities representing the best estimates of the probable loss on certain positions. The Company and Cendant believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company and Cendant believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company and Cendant believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

8.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net as of December 31, consisted of:

	2006	2005

Current vacation ownership contract receivables:
Securitized	$201	$180
Other	86	75

	287	255
Less: Allowance for loan losses	(30)	(16)

Current vacation ownership contract receivables, net	$257	$239

Long-term vacation ownership contract receivables:
Securitized	$1,545	$1,198
Other	826	758

	2,371	1,956
Less: Allowance for loan losses	(248)	(121)

Long-term vacation ownership contract receivables, net	$2,123	$1,835

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated and Combined Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2006 and thereafter are as follows:

	Securitized	Other	Total

2007	$201	$86	$287
2008	206	92	298
2009	201	97	298
2010	190	99	289
2011	183	102	285
Thereafter	765	436	1,201

	$1,746	$912	$2,658

The average interest rate on outstanding vacation ownership contract receivables was 12.7% and 13.1% as of December 31, 2006 and 2005, respectively.

The activity in the allowance for loan losses related to vacation ownership contract receivables is as follows:

	Amount

Allowance for loan losses as of January 1, 2004	$(77)
Provision for loan losses	(86)
Contract receivables written-off, net	44

Allowance for loan losses as of December 31, 2004	(119)
Provision for loan losses	(128	) (*)
Contract receivables written-off, net	110

Allowance for loan losses as of December 31, 2005	(137)
Increase due to adoption of SFAS No. 152	(83)

Adjusted allowance for loan losses as of January 1, 2006	(220)
Provision for loan losses	(259)
Contract receivables written-off, net	201

Allowance for loan losses as of December 31, 2006	$(278)

(*)	Includes a $12 million provision associated with estimated losses resulting from the 2005 Gulf Coast hurricanes.

The provision for loan losses during 2006 is not comparable to such provision during 2005 or 2004 as a result of the adoption of SFAS No. 152 as of January 1, 2006. SFAS 152 requires the Company to reflect the provision for loan losses on a gross basis including or excluding estimated recoveries. During 2005 and 2004, estimated recoveries were reflected as a reduction of the provision for loan losses. Accordingly, the provision for loan losses during 2006 included $115 million of estimated recoveries, which is now reflected as an increase to VOI inventory.

Securitizations

The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Prior to September 1, 2003, sales of vacation ownership contract receivables were treated as off-balance sheet sales as the entities utilized were structured as bankruptcy-remote QSPEs pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Subsequent to September 1, 2003, newly originated as well as certain legacy vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Consolidated and Combined Financial Statements.

On Balance Sheet. Vacation ownership contract receivables securitized through the on-balance sheet, bankruptcy-remote SPEs are consolidated within the Consolidated and Combined Financial Statements (see Note 13—Long-Term Debt and Borrowing Arrangements). The Company continues to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these bankruptcy-remote SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to affect such purchases and (iii) entering into derivatives to hedge interest rate exposure. The securitized assets of these bankruptcy-remote SPEs are not available to pay the general obligations of the Company. Additionally, the creditors of these SPEs have no recourse to the Company’s general credit. The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets (see Note 14—Commitments and Contingencies). The Company does not recognize gains or losses resulting from these securitizations at the time of sale to the on-balance sheet, bankruptcy-remote SPE. Income is recognized when earned over the contractual life of the vacation ownership contract receivables.

Off-Balance Sheet. Certain structures used by the Company to securitize vacation ownership contract receivables prior to September 1, 2003 were treated as off-balance sheet sales, with the Company retaining the servicing rights and a subordinated interest. These transactions did not qualify for inclusion in the Consolidated and Combined Financial Statements. As these securitization facilities are precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which are serviced by the Company, are not reflected on the Consolidated and Combined Balance Sheets. However, the retained interest, amounting to $3 million and $13 million as of December 31, 2006 and 2005, respectively, was recorded within other non-current assets on the Consolidated and Combined Balance Sheets. The Company continues to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The assets of these QSPEs are not available to pay the general obligations of the Company. Additionally, the creditors of these QSPEs have no recourse to the Company’s general credit. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets (see Note 14—Commitments and Contingencies). Presented below is detailed information as of December 31, 2006 for these QSPEs (to which vacation ownership contract receivables were sold prior to the establishment of the on-balance sheet, bankruptcy-remote SPEs):

	Assets	Funding	Debt	Available
	Serviced (a)	Capacity	Issued (b)	Capacity (c)

Vacation Ownership QSPEs	$24	$22	$22	$—

(a)	Represents the balance of vacation ownership contract receivables as of December 31, 2006, of which $1 million is 60 days or more past due and which had an average balance of $31 million during 2006. There are no credit losses on securitized vacation ownership contract receivables, since the Company typically has repurchased such receivables from the QSPEs prior to delinquency, although it is not obligated to do so.

(b)	Represents term notes.

(c)	Subject to maintaining sufficient assets to collateralize debt.

The cash flow activity presented below covers the full year activity between the Company and securitization entities that were off-balance sheet during the periods presented:

	2006	2005	2004

Servicing fees received	$—	$1	$3
Other cash flows received on retained interests (a)	3	9	34
Purchase of delinquent or foreclosed loans (b)	—	(2)	(19)
Cash received upon release of reserve account	—	1	6
Purchases of upgraded/defective contracts (c)	—	(8)	(77)

(a)	Represents cash flows received on retained interests other than servicing fees.

(b)	The purchase of delinquent or foreclosed vacation ownership contract receivables is primarily at the Company’s option and not based on a contractual relationship with the securitization entities.

(c)	Represents the purchase of contracts that no longer meet the securitization criteria, primarily due to modifications to the original contract as a result of an upgrade by a current owner.

9.	Inventory

Inventory, as of December 31, consisted of:

	2006	2005

Land held for VOI development	$101	$88
VOI construction in process	495	308
Completed inventory and vacation credits	358	240

Total inventory	954	636
Less: Current portion	520	446

Non-current inventory	$434	$190

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated and Combined Balance Sheets.

The inventory balance as of December 31, 2006 is not comparable to the balance at December 31, 2005 as a result of adopting SFAS No. 152 as of January 1, 2006. Such change had the effect of increasing the Company’s inventory by $171 million for 2006 as compared to the prior inventory costing method applied prior to the adoption of the SFAS No. 152. In addition, changes in estimates related to relative sales value resulted in a reduction of cost of vacation ownership interests of $14 million during 2006.

10.	Property and Equipment, net

Property and equipment, net, as of December 31, consisted of:

	2006	2005

Land	$153	$138
Building and leasehold improvements	367	288
Capitalized software	214	158
Furniture, fixtures and equipment	400	329
Vacation rental property capital leases	132	118
Construction in progress	153	67

	1,419	1,098
Less: Accumulated depreciation and amortization	(503)	(380)

	$916	$718

During 2006, 2005 and 2004, the Company recorded depreciation and amortization expense of $113 million, $99 million and $88 million, respectively, related to property and equipment.

11.	Other Current Assets

Other current assets, as of December 31, consisted of:

	2006	2005

Non-trade receivables, net	$68	$47
Restricted cash	57	42
Other	114	20

	$239	$109

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2006	2005

Accrued payroll and related	$149	$105
Accrued advertising and marketing	86	69
Accrued other	340	256

	$575	$430

13.	Long-Term Debt and Borrowing Arrangements

Securitized and long-term debt as of December 31 consisted of:

	2006	2005

Securitized vacation ownership debt:
Term notes	$838	$740
Bank conduit facility (a)	625	395

Total securitized vacation ownership debt	1,463	1,135
Less: Current portion of securitized vacation ownership debt	178	154

Long-term securitized vacation ownership debt	$1,285	$981

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$796	$—
Term loan (due July 2011)	300	—
Revolving credit facility (due July 2011) (c)(d)	—	—
Interim loan facility (due July 2007) (d)	—	—
Vacation ownership asset-linked debt	—	550
Bank borrowings:
Vacation ownership	103	113
Vacation rentals	73	68
Vacation rentals capital leases	148	139
Other	17	37

Total long-term debt	1,437	907
Less: Current portion of long-term debt	115	201

Long-term debt	$1,322	$706

(a)	Represents a 364-day vacation ownership bank conduit facility, which the Company renewed and upsized to $1,000 million on November 13, 2006. The borrowings under this bank conduit facility have a maturity date of December 2009.

(b)	These notes represent $800 million aggregate principal less $4 million of original issue discount.

(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2006, the Company had $30 million of letters of credit outstanding and as such, the total available capacity of the revolving credit facility was $870 million.

(d)	The Company entered into this $800 million facility in July 2006. The outstanding borrowings under this facility of $350 million were repaid in December 2006 with a portion of the borrowings from the Company’s issuance of 6.00% senior unsecured notes.

The Company’s outstanding debt as of December 31, 2006 matures as follows:

	Securitized
	Vacation
	Ownership
Year	Debt	Other	Total

2007	$178	$115	$293
2008	255	10	265
2009	537	9	546
2010	93	20	113
2011	85	382	467
Thereafter	315	901	1,216

	$1,463	$1,437	$2,900

As debt maturities are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The Company’s revolving credit facility and unsecured term loan contain various combinations of restrictive covenants, including performance triggers and advance rates linked to the quality of the underlying assets, financial reporting requirements, restrictions on dividends, mergers and changes of control and a requirement that the Company generate at least $400 million of net income before depreciation and amortization, interest expense (other than interest expense relating to securitized vacation ownership borrowings), income taxes and minority interest, determined quarterly for the preceding twelve month period. The 6.00% senior unsecured notes contain various covenants including limitations on liens, limitations on sale and leasebacks, and change of control restrictions. In addition, there are limitations on mergers, consolidations and sales of all or substantially all assets. Events of default in the notes include nonpayment of interest, nonpayment of principal, breach of a covenant or warranty, cross acceleration of debt in excess of $50 million, and bankruptcy related matters. As of December 31, 2006, the Company was in compliance with all financial covenants of its borrowing arrangements.

As of December 31, 2006, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$838	$838	$—
Bank conduit facility (a)	1,000	625	375

Total securitized vacation ownership debt	$1,838	$1,463	$375

Long-term debt:
6.00% senior unsecured notes (due December 2016)	796	796	—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	—	900
Bank borrowings:
Vacation ownership	158	103	55
Vacation rentals	92	73	19
Vacation rentals capital leases (c)	148	148	—
Other	18	17	1

Total long-term debt	$2,412	$1,437	975

Less: Issuance of letters of credit (b)			(30)

			$945

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2006, the total capacity of $900 million was reduced by $30 million for the issuance of letters of credit.

(c)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated and Combined Balance Sheets.

Securitized Vacation Ownership Debt

As previously discussed in Note 8—Vacation Ownership Contract Receivables, the Company issues debt through the securitization of vacation ownership contract receivables. The debt issued through these securitizations includes fixed rate and floating rate term notes for which the weighted average interest rate was 4.7%, 4.0% and 3.3% for 2006, 2005 and 2004, respectively, and access to a $1,000 million bank conduit facility, which is also used to securitize vacation ownership contract receivables. This conduit facility bears interest at variable rates and had a weighted average interest rate of 5.7%, 4.3% and 1.4% during 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company’s securitized vacation ownership debt is collateralized by $1,844 million of underlying vacation ownership contract receivables and related assets.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $70 million, $46 million and $36 million during 2006, 2005 and 2004, respectively, and is recorded within the operating expenses line item on the Consolidated and Combined Statements of Income as the Company earns consumer finance income on the related securitized vacation ownership contract receivables.

Other

6.00% Senior Unsecured Notes. The Company’s 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. The notes are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Term Loan. On July 7, 2006, the Company entered into a five-year $300 million term loan facility which bears interest at a fixed rate of 6.00%. At December 31, 2006, the Company had $300 million outstanding under this term loan facility.

Revolving Credit Facility. The Company entered into a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 45 to 55 basis points. The pricing of this facility is dependent on the Company’s credit ratings and the outstanding balance of borrowings on this facility. As of December 31, 2006, the Company had zero outstanding borrowings under this facility.

Vacation Ownership Asset-Linked Debt. The Company previously borrowed under a $600 million asset-linked facility through Cendant to support the creation of certain vacation ownership-related assets and the acquisition and development of vacation ownership properties. In connection with the Separation, Cendant eliminated the outstanding borrowings under this facility of $600 million on July 27, 2006. The weighted average interest rate on these borrowings was 5.5% during the period January 1, 2006 through July 27, 2006 and 5.1% and 2.6% during the years ended December 31, 2005 and 2004, respectively.

Vacation Ownership Bank Borrowings. The Company had outstanding bank borrowings of $103 million as of December 31, 2006 principally under a foreign credit facility used to support the Company’s vacation ownership operations in the South Pacific. This facility bears interest at Australian Dollar LIBOR plus 55 basis points and had a weighted average interest rate of 6.5%, 6.3% and 3.3% during 2006, 2005 and 2004, respectively. These secured borrowings are collateralized by $158 million of underlying vacation ownership contract receivables and related assets.

Vacation Rental Bank Borrowings. As of December 31, 2006, the Company had bank debt outstanding of $73 million related to the Company’s Landal GreenParks business. The bank debt is collateralized by $130 million of land and related vacation rental assets and had a weighted average interest rate of 3.7% during 2006 and 3.0% during both 2005 and 2004.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. These leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated and Combined Balance Sheets. The vacation rental capital lease obligations had a weighted average interest rate of 7.5% during 2006, 2005 and 2004.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. This debt principally reflects $11 million of mortgage borrowings related to an office building.

Interest expense incurred in connection with the Company’s long-term debt (excluding securitized vacation ownership debt) amounted to $72 million, $36 million and $38 million during 2006, 2005 and 2004, respectively, and is recorded within the interest expense line item on the Consolidated and Combined Statements of Income.

14.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2006 are as follows:

Noncancelable
Operating
Year	Leases

2007	$44
2008	39
2009	30
2010	25
2011	20
Thereafter	17

$175

During 2006, 2005 and 2004, the Company incurred total rental expense of $65 million, $55 million and $48 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. None of the purchase commitments made by the Company as of December 31, 2006 (aggregating $531 million) were individually significant; the majority relate to commitments for the development of vacation ownership properties (aggregating $323 million, all of which relates to 2007).

Letters of Credit

As of December 31, 2006 and December 31, 2005, the Company had $30 million and $44 million, respectively, of irrevocable letters of credit outstanding, which mainly support development activity at the Company’s vacation ownership business.

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to, allegations that (i) the Company’s vacation ownership business violated alleged duties to members of its internal vacation exchange program through changes made to its reservations and availability policies, which changes diminished the value of vacation ownership interests purchased by members; (ii) its TripRewards loyalty program infringes on third-party patents; (iii) the Company’s RCI Points exchange program, a global points-based exchange network that allows members to redeem points, is an unlicensed travel club and the unregistered sales of memberships in that program violate the Alberta Fair Trading Act and (iv) the Company’s vacation ownership business alleged failure to perform its duties arising under its management agreements, as well as for construction defects and inadequate maintenance, which claims are made by property owners’ associations from time to time. See Note 20—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with a reserve of approximately $24 million, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated and combined financial position or liquidity.

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) development of vacation ownership properties, (v) access to credit facilities and use of derivatives and (vi) issuances of debt securities. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) developers in vacation ownership development agreements, (v) financial institutions in credit facility arrangements and derivative contracts and (vi) underwriters in debt security issuances. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and indemnifications, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Other Guarantees/Indemnifications

In the normal course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the vacation ownership interests. The Company may be required to fund such excess as a result of unsold Company-owned vacation ownership interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy agreements (which generally approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related vacation ownership interests are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $230 million as of December 31, 2006. The Company would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the vacation ownership interests would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as marketing or rental. Historically, the Company has not been required to make material payments under these guarantees, as the fees collected from owners of vacation ownership interests have been sufficient to support the operation and maintenance of the vacation ownership properties. As of December 31, 2006, the liability recorded by the Company in connection with these guarantees was $14 million.

15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

		Unrealized	Accumulated
	Currency	Gains on	Other
	Translation	Cash Flow	Comprehensive
	Adjustments	Hedges, Net	Income/(Loss)

Balance, January 1, 2004, net of tax of $5	$180	$—	$180
Current period change	33	1	34

Balance, December 31, 2004, net of tax of $39	213	1	214
Current period change	(106)	—	(106)

Balance, December 31, 2005, net of tax of $58	107	1	108
Current period change	84	(8)	76

Balance, December 31, 2006, net of tax of $43	$191	$(7)	$184

16.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was approved by Cendant, the sole shareholder, and became effective on July 12, 2006, a maximum of 43.5 million shares of common stock may be awarded. As of December 31, 2006, approximately 17 million shares of availability remained.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards.

In connection with the distribution of the shares of common stock of Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved a change to the date on which all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) would become fully vested. These equity awards vested on August 15, 2006 rather than August 30, 2006 (which was the previous date upon which such equity awards were to vest). As such, there were zero converted RSUs outstanding on December 31, 2006.

As a result of the acceleration of the vesting of all employee stock awards granted by Cendant, the Company recorded non-cash compensation expense of $45 million during the third quarter of 2006. In addition, the Company recorded a non-cash expense of $9 million related to equitable adjustments to the accelerated awards in the third quarter of 2006. The $54 million of expense is recorded within separation and related costs on the Consolidated and Combined Statement of Income.

The activity related to the converted stock options from the date of Separation to December 31, 2006 consisted of the following:

		Weighted
	Number	Average
	of Options (c)	Exercise Price

Balance at August 1, 2006	23.7	$39.84
Exercised (a)	0.6	30.70
Canceled	1.1	46.84

Balance at December 31, 2006 (b)	22.0	$39.87

(a)	Stock options exercised during the five months ended December 31, 2006 had an intrinsic value of approximately $4 million.

(b)	As of December 31, 2006, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $60 million. All 22.0 million options outstanding are exercisable as of December 31, 2006.

(c)	Options outstanding and exercisable as of December 31, 2006 have a weighted average remaining contractual life of 2.3 years.

The following table summarizes information as of December 31, 2006 regarding the Company’s outstanding and exercisable stock options converted from Cendant stock options:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.7	$19.72
$20.00 – $29.99	3.3	23.85
$30.00 – $39.99	4.0	37.42
$40.00 – $49.99	8.2	42.87
$50.00 & above	3.8	64.74

Total Options	22.0	$39.87

Incentive Equity Awards Granted by the Company

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $79 million to the key employees and senior officers of Wyndham in the form of RSUs and SSARs, which were converted into equity awards relating to Wyndham’s common stock on the day of the Separation from Cendant. The awards have a grant date of May 2, 2006 and vest ratably over a period of four years, with the exception of a portion of the SSARs which vest ratably over a period of three years. The number RSUs and SSARs granted were approximately 2.3 million and 500,000, respectively.

The activity related to the Company’s incentive equity awards from the date of Separation through December 31, 2006 consisted of the following:

	RSUs				SSARs
			Weighted				Weighted
	Number		Average		Number		Average
	of RSUs		Grant Price		of SSARs		Grant Price

Balance at August 1, 2006	2.3		$31.85		0.5		$31.85
Granted	—		—		—		—
Vested/exercised	—		—		—		—
Canceled	(0.1)		31.85		—		—

Balance at December 31, 2006 (a)	2.2	(b)	$31.81	(b)	0.5	(c)	$31.85	(c)

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs amounted to $68 million as of December 31, 2006. None of the 500,000 SSARs are exercisable as of December 31, 2006.

(b)	Amounts include approximately 37,000 RSUs granted in October 2006 at a price of $29.50, which is not included in the table due to rounding. Approximately 2.1 million RSUs outstanding at December 31, 2006 are expected to vest.

(c)	None of the approximately 500,000 SSARs are exercisable at December 31, 2006; however, since the SSARs were issued to the Company’s top five officers, the Company assumes that all are expected to vest. SSARs outstanding at December 31, 2006 had an intrinsic value of approximately $80,000 and have a weighted average remaining contractual life of 9.4 years.

The grant date fair value of SSARs was $13.91. Such fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) expected volatility of 34.4%, (ii) expected life of 6.25 years and (iii) risk free interest rate of 4.9%.

Stock-Based Compensation

During 2006 (through the date of Separation), 2005 and 2004, Cendant allocated pre-tax stock-based compensation expense of $12 million, $16 million and $11 million ($7 million, $10 million and $7 million, after tax), respectively, to the Company. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards. As Cendant measured its stock-based compensation expense using intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

During 2006 (through the date of separation), the Company also recorded stock-based compensation expense of $13 million ($8 million, after tax), related to the incentive equity awards granted by the Company.

17.	Employee Benefit Plans

Defined Contribution Benefit Plans

Wyndham sponsors a domestic defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement (similar to the plan previously sponsored by Cendant). The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s cost for these plans was approximately $20 million, $17 million and $15 million during 2006, 2005 and 2004, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans, which were acquired with certain businesses within vacation exchange and rentals, which provide eligible employees within the vacation exchange and rentals business an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was approximately $7 million, $6 million and $5 million during 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2006, the Company’s net pension liability is fully recognized as other non-current liabilities, which approximated $8 million ($7 million as of December 31, 2005). On December 31, 2006, the amounts recorded within accumulated other comprehensive income as an unrecognized prior service credit and unrecognized loss were $2 million and $1 million, respectively, as required by SFAS No. 158.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2006, 2005 and 2004, the Company’s recorded pension expense was approximately $1 million, $2 million and $1 million, respectively.

18.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies:

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound, Euro and Canadian dollar. The majority of forward contracts utilized by the Company does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted disbursements and receipts up to 18 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2006, 2005 and 2004 was not material. The impact of these forward contracts was not material to the Company’s results of operations or financial position, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded net a pre-tax loss of $13 million during 2006 and net pre-tax gains of $5 million and $2 million during 2005 and 2004, respectively, to other comprehensive income. The pre-tax amount of gains reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during 2006, $5 million during 2005 and insignificant during 2004. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. These freestanding derivatives had a nominal impact on the Company’s results of operations in 2006, 2005 and 2004.

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

As of December 31, 2006, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 25% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk

The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business; which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, Nevada and California are examples of areas with concentrations of sales offices. For the twelve months ended December 31, 2006, approximately 16%, 13% and 13% of the Company’s VOI sales revenue was generated in sales offices located in Florida, Nevada and California, respectively.

Included within the Consolidated and Combined Statements of Income is approximately 12%, 10% and 11% of net revenue generated from transactions in the state of Florida in 2006, 2005 and 2004, respectively, and approximately 10%, 8%, and 8% of net revenue generated from transactions in the state of California in 2006, 2005 and 2004, respectively.

Fair Value

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts and estimated fair values of all other financial instruments as of December 31 are as follows:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,380	$2,380	$2,074	$2,074
Debt
Total debt	2,900	2,889	2,042	2,036
Derivatives (*)
Foreign exchange forwards	(2)	(2)	1	1
Interest rate swaps and caps	(2)	(2)	4	4

(*)	Derivative instruments are in loss positions as of December 31, 2006 and gain positions as of December 31, 2005.

19.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before depreciation and amortization, interest (excluding interest on securitized vacation ownership debt), income taxes, minority interest and cumulative effect of accounting change, net of tax, each of which is presented on the Consolidated and Combined Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended or At December 31, 2006

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)		Total

Net revenues (a)	$661	$1,119	$2,068	$(6)		$3,842
EBITDA	208	265	325	(73	) (c)	725
Depreciation and amortization	31	76	39	2		148
Segment assets	1,362	2,375	5,590	193		9,520
Capital expenditures	20	60	81	30		191

Year Ended or At December 31, 2005

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)	Total

Net revenues (a)	$533	$1,068	$1,874	$(4)	$3,471
EBITDA	197	284	283	(13)	751
Depreciation and amortization	27	72	31	1	131
Segment assets	1,797	2,365	5,026	(21)	9,167
Capital expenditures	19	58	56	1	134

Year Ended December 31, 2004

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)	Total

Net revenues (a)	$443	$921	$1,661	(11)	$3,014
EBITDA	189	286	265	(21)	719
Depreciation and amortization	26	63	30	—	119
Capital expenditures	15	47	49	5	116

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Inter-segment net revenues were not significant to the net revenues of any one segment.

(b)	Includes the elimination of transactions between segments.

(c)	Includes $99 million of separation and related costs and $32 million of a net benefit from the resolution of certain contingent liabilities.

Provided below is a reconciliation of EBITDA to income before income taxes and minority interest.

	Year Ended December 31,
	2006	2005	2004

EBITDA	$725	$751	$719
Depreciation and amortization	148	131	119
Interest expense	67	29	34
Interest income	(32)	(35)	(21)

Income before income taxes and minority interest	$542	$626	$587

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United	United	All Other
	States	Kingdom	Countries	Total

Year Ended or At December 31, 2006
Net revenues	$2,997	$223	$622	$3,842
Total assets	7,770	554	1,196	9,520
Net property and equipment	478	24	414	916

Year Ended or At December 31, 2005
Net revenues	$2,714	$211	$546	$3,471
Total assets	7,413	1,103	651	9,167
Net property and equipment	322	50	346	718

Year Ended December 31, 2004
Net revenues	$2,385	$174	$455	$3,014

20.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% of these Cendant liabilities. The amount of liabilities which were assumed by the Company in connection with the Separation approximated $434 million at December 31, 2006, reduced from approximately $524 million as measured at the date of separation (July 31, 2006). This amount was comprised of certain Cendant Corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The December 31, 2006 balance of $434 million is comprised of (i) $40 million for litigation matters, (ii) $229 million for tax liabilities, (iii) $134 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and (iv) $31 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $29 million of the $31 million pertain to litigation liabilities). Of the $434 million, $187 million of these liabilities is recorded in current due to former Parent and subsidiaries and $234 million are recorded in long-term Due to former Parent and subsidiaries at December 31, 2006 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $31 million relating to the FIN 45 guarantees is recorded in other current liabilities at December 31, 2006 on the Consolidated Balance Sheet. In addition, the Company has a $65 million receivable due from former Parent relating to a refund of excess funding paid to the Company’s former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. The Company has also recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Consolidated Balance Sheet, which represents the Company’s right to receive proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (see Note 23—Subsequent Events).

Following is a discussion of the liabilities on which the Company issued guarantees:

• Contingent litigation liabilities The Company has assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years.

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

• Cendant contingent and other corporate liabilities The Company has assumed 37.5% of certain corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

• Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, each of the companies agreed to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. During 2006, the Company recorded $8 million of expenses and less than $1 million in other income in the Consolidated and Combined Statements of Income related to these agreements.

Separation and Related Costs

During 2006, the Company incurred costs of $99 million in connection with executing the Separation. Such costs consisted primarily of (i) the acceleration of vesting of Cendant equity awards and the related equitable adjustments of such awards (see Note 16—Stock-Based Compensation), (ii) an impairment charge due to a rebranding initiative for the Company’s Fairfield and Trendwest trademarks (see Note 2—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets) and (iii) consulting and payroll-related services.

21.	Related Party Transactions

Net Intercompany Funding to Former Parent

The following table summarizes related party transactions occurring between the Company and Cendant:

	2006	2005	2004

Net intercompany funding to former Parent, beginning balance	$1,125	$661	$577
Corporate-related functions	(56)	(88)	(79)
Income taxes, net	(11)	63	(181)
Net interest earned on net intercompany funding to former Parent	21	30	16
Advances to former Parent, net	123	459	328
Acceleration of restricted stock units	45	—	—
Elimination of intercompany balance due to former Parent	(1,157)	—	—

Net intercompany funding to former Parent, ending balance	$—	$1,125	$661

Corporate-Related Functions

Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. During 2006, 2005, and 2004, the Company was allocated $20 million, $36 million and $30 million, respectively, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Consolidated and Combined Statements of Income. The 2006 amount includes allocations only from January 1, 2006 through the date of Separation (July 31, 2006).

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, revenue franchise audit (during 2005 only), telecommunications and real estate usage for Company-specific space for some but not all of the periods presented. During 2006, 2005, and 2004, the Company was allocated $36 million, $52 million and $49 million, respectively, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Consolidated and Combined Statements of Income. The 2006 amount includes allocations from January 1, 2006 through the date of Separation (July 31, 2006).

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

Income Taxes, net

Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant and will be so included through the Separation date for the 2006 period then ended. Balances due to Cendant for this short period return and related tax attributes were estimated as of December 31, 2006 and will be adjusted in connection with the eventual filing of the short period tax return and the settlement of the related tax audits of these periods. The net income tax payable to Cendant, which was $703 million as of December 31, 2005 and was recorded as a component of net intercompany funding to former Parent on the Combined Balance Sheet, was eliminated at the Separation date.

Net Interest Earned on Net Intercompany Funding to Former Parent

Prior to the Separation, Cendant swept cash from the Company’s bank accounts while the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, of $1,828 million as of December 31, 2005, which was eliminated at the date of Separation. Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded and net interest income of $21 million, $30 million and $16 million during 2006, 2005 and 2004, respectively.

Related Party Agreements

Prior to the Separation, the Company conducted the following business activities, among others, with Cendant’s other business units or newly separated companies, as applicable: (i) provision of access to hotel accommodation and vacation exchange and rentals inventory to be distributed through Travelport; (ii) utilization of employee relocation services, including relocation policy management, household goods moving services and departure and destination real estate related services; (iii) utilization of commercial real estate brokerage services, such as transaction management, acquisition and disposition services, broker price opinions, renewal due diligence and portfolio review; (iv) utilization of corporate travel management services of Travelport; and (v) designation of Cendant’s car rental brands, Avis and Budget, as the exclusive primary and secondary suppliers, respectively, of car rental services for the Company’s employees. The majority of the related party agreement transactions were settled in cash. The majority of these commercial relationships have continued since the Separation under agreements formalized in connection with the Separation.

22.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2006 and 2005.

	2006
	First	Second	Third	Fourth

Net revenues
Lodging	$144	$176	$189	$152
Vacation Exchange and Rentals	282	261	310	266
Vacation Ownership	445	518	551	554
Corporate and Other (a)	(1)	—	(3)	(2)

	$870	$955	$1,047	$970

EBITDA
Lodging	$41	$53	$67	$47
Vacation Exchange and Rentals	77	32	97	59
Vacation Ownership	64	84	88	89
Corporate and Other (a)(b)	—	(3)	(76)	6

	182	166	176	201
Less: Depreciation and amortization	34	36	37	41
Interest expense	10	23	17	17
Interest income	(12)	(12)	(5)	(3)

Income before income taxes and minority interest	150	119	127	146
Provision for income taxes	57	44	35	54

Income before cumulative effect of accounting change	93	75	92	92
Cumulative effect of accounting change, net of tax	(65)	—	—	—

Net income	$28	$75	$92	$92

Per share information:
Basic
Income before cumulative effect of accounting change	$0.46	$0.37	$0.46	$0.48
Cumulative effect of accounting change, net of tax	(0.32)	—	—	—

Net income	$0.14	$0.37	$0.46	$0.48

Weighted average shares (c)	200	200	200	193

Diluted
Income before cumulative effect of accounting change	$0.46	$0.37	$0.45	$0.48
Cumulative effect of accounting change, net of tax	(0.32)	—	—	—

Net income	$0.14	$0.37	$0.45	$0.48

Weighted average shares (c)	200	200	203	194

	2005
	First	Second	Third	Fourth

Net revenues
Lodging	$112	$129	$148	$144
Vacation Exchange and Rentals	287	263	283	235
Vacation Ownership	400	473	520	481
Corporate and Other (a)	(4)	2	(3)	1

	$795	$867	$948	$861

EBITDA
Lodging	$40	$47	$65	$45
Vacation Exchange and Rentals	86	58	94	46
Vacation Ownership	40	76	79	88
Corporate and Other (a)	(7)	1	(5)	(2)

	159	182	233	177

Less: Depreciation and amortization	32	33	33	33
Interest expense	9	9	9	2
Interest income	(7)	(8)	(10)	(10)

Income before income taxes and minority interest	125	148	201	152
Provision for income taxes	(5)	59	80	61

Net income (d)	$130	$89	$121	$91

Per share information:
Basic	$0.65	$0.44	$0.60	$0.45
Diluted	0.65	0.44	0.60	0.45

Weighted average shares (c)	200	200	200	200

(a)	Includes the elimination of transactions between segments.

(b)	Includes separation and related costs of $3 million, $5 million, $68 million and $23 million during the first, second, third and fourth quarter, respectively, and $32 million of a net benefit from the resolution of certain contingent liabilities during the fourth quarter.

(c)	For all periods prior to the Company’s separation date (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock.

(d)	Net income for the fourth quarter includes costs incurred to combine the operations of the Company’s vacation exchange and rentals business of $14 million.

23.	Subsequent Events

Preferred Stock Sale

On January 31, 2007, Affinion Group Holdings, Inc. (“Affinion”) redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which the Company owned a 37.5% interest pursuant to the Separation agreement. The redemption resulted in approximately $40 million in proceeds for the Company and a gain on sale of approximately $12 million. As of December 31, 2006, the Company had a $37 million receivable in non-current due from former Parent and subsidiaries on the Consolidated Balance Sheet, which represented the Company’s right to receive proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion. Subsequent to Affinion’s redemption, such receivable was reduced to $10 million.

Repayment of Debt and Cancellation of EURO Revolver

On January 31, 2007, the Company repaid the outstanding borrowings of $73 million related to the its Landal GreenParks business and cancelled a related undrawn EUR 15 million revolving credit facility. The borrowings were paid off utilizing a portion of the proceeds from the Company’s $800 million 6.00% senior unsecured bond issuance. These facilities will not be refinanced and cash flow and/or corporate debt will be utilized for the additional funding needs of Landal GreenParks in the future.

Premium Yield Facility

On February 12, 2007, the Company closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. Proceeds from this facility were used to pay down borrowings and for general corporate purposes.

Share Repurchase Program

On February 13, 2007, the Company’s Board of Directors authorized a new stock repurchase program that enables the Company to purchase up to $400 million of its common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)

2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.1	Rights Agreement, dated as of July 13, 2006, by and between Wyndham Worldwide Corporation and Mellon Investor Services, LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto and the form of Summary of Rights as Exhibit C thereto (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.2	Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 1, 2007)

4.3	Form of 6.00% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed February 1, 2007)

4.4	Registration Rights Agreement, dated December 5, 2006, among Wyndham Worldwide, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as initial purchasers and as representatives of the other initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 1, 2007)

10.1	Asset Purchase Agreement, dated as of September 13, 2005, by and among Cendant Corporation, as Buyer, and Wyndham Management Corporation, GH-Galveston, Inc, W-Isla, LLC, Performance Hospitality Management Company, Wyndham (Bermuda) Management Company, Ltd., Wyndham Hotels & Resorts (Aruba) N.V., WHC Franchise Corporation, Wyndham International Inc., Wyndham IP Corporation, Wyndham 58th Street, L.L.C., Grand Bay Management Company and Wyndham International Operating Partnership, L.P., as Sellers (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-12B filed May 11, 2006)

10.2	Amendment Agreement, dated as of October 11, 2005, amending the Asset Purchase Agreement, dated as of September 13, 2005, by and among Cendant Corporation, as Buyer, and Wyndham Management Corporation, GH-Galveston, Inc, W-Isla, LLC, Performance Hospitality Management Company, Wyndham (Bermuda) Management Company, Ltd., Wyndham Hotels & Resorts (Aruba) N.V., WHC Franchise Corporation, Wyndham International Inc., Wyndham IP Corporation, Wyndham 58th Street, L.L.C., Grand Bay Management Company and Wyndham International Operating Partnership, L.P., as Sellers (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-12B filed May 11, 2006)

10.3	Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of January 1, 1996, by and among Fairshare Vacation Owners Association, Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries of Fairfield Communities, Inc. and such other unrelated third parties as may from time to time desire to subject property to this Trust Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-12B filed May 11, 2006)

10.4	First Amendment to the Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of February 29, 2000, by and between the Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-12B filed May 11, 2006)

10.5	Second Amendment to the Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of February 19, 2003, by and between the Fairshare Vacation Owners Association and Fairfield Resorts, Inc., formerly known as Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-12B filed May 11, 2006)

10.6	Management Agreement, dated as of January 1, 1996, by and between Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-12B filed May 11, 2006)

10.7	Form of Declaration of Vacation Owner Program of WorldMark, the Club (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-12B filed May 11, 2006)

10.8	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra 2003-1 Receivables Funding Company, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank, National Association, as Trustee, and U.S. Bank, National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of March 31, 2003 (incorporated by reference to Exhibit 10.16(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.9	Indenture and Servicing Agreement dated as of March 31, 2003, by and among Sierra 2003-1 Receivables Funding Company, LLC, as Issuer, and Fairfield Acceptance Corporation—Nevada (nka Wyndham Consumer Finance, Inc.), and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.5 to Cendant Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003)

10.10	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of December 5, 2003 (incorporated by reference to Exhibit 10.17(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.11	Indenture and Servicing Agreement dated as of December 5, 2003, by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer, and Fairfield Acceptance Corporation—Nevada (nka Wyndham Consumer Finance, Inc.), as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.70 to Cendant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004)

10.12	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2004-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of May 27, 2004 (incorporated by reference to Exhibit 10.18(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.13	Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC (nka Sierra Timeshare 2004-1 Receivables Funding, LLC), as Issuer, and Fairfield Acceptance Corporation—Nevada (nka Wyndham Consumer Finance, Inc.), as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Cendant Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004)

10.14	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of August 11, 2005 (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.15	Indenture and Servicing Agreement, dated as of August 11, 2005, by and among Cendant Timeshare 2005-1 Receivables Funding, LLC (nka Sierra Timeshare 2005-1 Receivables Funding, LLC), as Issuer, Cendant Timeshare Resort Group-Consumer Finance, Inc. (nka Wyndham Consumer Finance, Inc.), as Servicer, Wells Fargo Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 17, 2005)

10.16	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra 2003-1 Receivables Funding Company, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.17	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra 2003-2 Receivables Funding Company, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.18	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra Timeshare 2004-1 Receivables Funding, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.19	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, Wells Fargo Bank National Association, as Trustee, and U.S. Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.20	Employment Agreement with Stephen P. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.21	Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.22	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006 by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.23	Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.24	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Loan Purchase Agreement, dated as of August 29, 2002, and Amended and Restated as of July 7, 2006 by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, Kona Hawaiian Vacation Ownership, LLC, as an Originator, Shawnee Development, Inc., as an Originator, Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.25	Master Loan Purchase Agreement, dated as of August 29, 2002, and Amended and Restated as of July 7, 2006, by and between Wyndham Resort Development Corporation, as Seller, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.26	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended as of July 7, 2006 to the Master Loan Purchase Agreement dated as of August 29, 2002, and Amended and Restated as of July 7, 2006 by and between Wyndham Resort Development Corporation, as Seller, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.27	Master Pool Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Sierra Deposit Company, LLC, as Depositor, and Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.28	Credit Agreement, dated as of July 7, 2006, among Wyndham Worldwide Corporation, as Borrower, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Co-Documentation Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.29	Performance Guaranty, dated as of July 7, 2006, by Wyndham Worldwide Corporation in favor of Sierra Deposit Company, LLC, as Depositor, Sierra Timeshare Conduit Receivables Funding Company, LLC, as Issuer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.30	Indenture and Servicing Agreement, dated as of July 11, 2006, by and among Sierra Timeshare 2006-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.31	Performance Guarantee, dated as of July 11, 2006, by Cendant Corporation and Wyndham Worldwide Corporation in favor of Sierra Timeshare 2006-1 Receivables Funding, LLC, as issuer, Sierra Deposit Company, LLC, as Depositor, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.32	Employment Agreement with Franz S. Hanning (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 19, 2006)

10.33	Employment Agreement with Kenneth N. May (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 19, 2006)

10.34	Employment Agreement with Steven A. Rudnitsky (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 19, 2006)

10.35	Employment Agreement with Virginia M. Wilson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 19, 2006)

10.36	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 19, 2006)

10.37	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.38	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.39	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.40	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.41	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.42	Form of Award Agreement—Restricted Stock Units (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 31, 2006)

10.43	Form of Award Agreement—Stock Appreciation Rights (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 31, 2006)

10.44	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.45	First Amendment, dated as of November 13, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC as Purchaser (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.46	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 20, 2002 and Amended and Restated as of July 7, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC as Purchaser (incorporated by reference to Exhibit 10.12(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.47	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of November 13, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Resort Development Corporation, as Seller, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.14(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.48*	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith