Form 10-Q
period 2007-03-31
WYNDHAM WORLDWIDE CORP
filed 2007-05-10
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-32876

Wyndham Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0052541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seven Sylvan Way Parsippany, New Jersey	07054 (Zip Code)
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

The number of shares outstanding of the issuer’s common stock was 182,303,755 shares as of April 30, 2007.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors and Shareholders
Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of March 31, 2007, the related condensed consolidated and combined statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 12 and 13 of the condensed consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 12 to the condensed consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees. As discussed in Note 1 to the condensed consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions. Also as discussed in Notes 1 and 7 of the condensed consolidated and combined financial statements, the Company adopted the provisions for accounting for uncertainty in income taxes, as of January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant; included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties; discussed in Note 20 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006; and the Company adopted the provisions for accounting for real estate time-sharing transactions) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
May 10, 2007

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net revenues
Vacation ownership interest sales	$373	$309
Service fees and membership	403	356
Franchise fees	113	109
Consumer financing	81	65
Other	42	31

Net revenues	1,012	870

Expenses
Operating	406	332
Cost of vacation ownership interests	91	67
Marketing and reservation	196	174
General and administrative	121	112
Separation and related costs	6	3
Depreciation and amortization	38	34

Total expenses	858	722

Operating income	154	148
Interest expense	18	10
Interest income (including $0 and $10 from former Parent and subsidiaries)	(3)	(12)

Income before income taxes	139	150
Provision for income taxes	53	57

Income before cumulative effect of accounting change	86	93
Cumulative effect of accounting change, net of tax	—	(65)

Net income	$86	$28

Earnings per share
Basic
Income before cumulative effect of accounting change	$0.46	$0.46
Net income	0.46	0.14
Diluted
Income before cumulative effect of accounting change	$0.45	$0.46
Net income	0.45	0.14

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$174	$269
Trade receivables, net	551	429
Vacation ownership contract receivables, net	267	257
Inventory	543	520
Prepaid expenses	180	168
Deferred income taxes	96	105
Due from former Parent and subsidiaries	35	65
Other current assets	228	239

Total current assets	2,074	2,052

Long-term vacation ownership contract receivables, net	2,223	2,123
Non-current inventory	527	434
Property and equipment, net	936	916
Goodwill	2,702	2,699
Trademarks	621	621
Franchise agreements and other intangibles, net	418	417
Due from former Parent and subsidiaries	—	37
Other non-current assets	273	221

Total assets	$9,774	$9,520

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$231	$178
Current portion of long-term debt	123	115
Accounts payable	466	377
Deferred income	588	545
Due to former Parent and subsidiaries	130	187
Accrued expenses and other current liabilities	607	575

Total current liabilities	2,145	1,977

Long-term securitized vacation ownership debt	1,482	1,285
Long-term debt	1,296	1,322
Deferred income taxes	798	782
Deferred income	276	269
Due to former Parent and subsidiaries	239	234
Other non-current liabilities	122	92

Total liabilities	6,358	5,961

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 202,778,474 in 2007 and 202,294,898 shares in 2006	2	2
Additional paid-in capital	3,583	3,566
Retained earnings	222	156
Accumulated other comprehensive income	185	184
Treasury stock, at cost–18,537,200 in 2007 and 11,877,600 shares in 2006	(576)	(349)

Total stockholders’ equity	3,416	3,559

Total liabilities and stockholders’ equity	$9,774	$9,520

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities
Net income	$86	$28
Cumulative effect of accounting change, net of tax	—	65

Income before cumulative effect of accounting change	86	93
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by (used in) operating activities:
Depreciation and amortization	38	34
Provision for loan losses	61	61
Deferred income taxes	25	1
Stock-based compensation	5	—
Net change in assets and liabilities:
Trade receivables	(119)	(112)
Vacation ownership contract receivables	(163)	(97)
Inventory	(111)	(35)
Prepaid expenses	(12)	(45)
Accounts payable, accrued expenses and other current liabilities	135	141
Due to former Parent and subsidiaries, net	8	—
Deferred income	49	7
Other, net	(17)	18

Net cash provided by (used in) operating activities	(15)	66

Investing Activities
Property and equipment additions	(45)	(29)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(1)
Net intercompany funding to former Parent and subsidiaries	—	(44)
Investments and development advances	(21)	(1)
Increase in restricted cash	(19)	(15)
Other, net	—	(5)

Net cash used in investing activities	(85)	(95)

Financing Activities
Proceeds from secured borrowings	473	205
Principal payments on secured borrowings	(288)	(159)
Proceeds from unsecured borrowings	153	—
Principal payments on unsecured borrowings	(106)	(1)
Repurchase of common stock	(231)	—
Issuance of common stock	9	—
Debt issuance costs	(2)	—
Other, net	(2)	(1)

Net cash provided by financing activities	6	44

Effect of changes in exchange rates on cash and cash equivalents	(1)	1

Net increase (decrease) in cash and cash equivalents	(95)	16
Cash and cash equivalents, beginning of period	269	99

Cash and cash equivalents, end of period	$174	$115

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-in	Retained	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2007	202	$2	$3,566	$156	$184	(12)	$(349)	$3,559
Comprehensive income
Net income	—	—	—	86	—	—	—
Currency translation adjustment, net of tax of $1	—	—	—	—	4	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $2	—	—	—	—	(3)	—	—
Total comprehensive income								87
Exercise of stock options	1	—	9	—	—	—	—	9
Deferred compensation	—	—	5	—	—	—	—	5
Cumulative effect, adoption of FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes	—	—	—	(20)	—	—	—	(20)
Repurchases of common stock	—	—	—	—	—	(7)	(227)	(227)
Tax adjustment to due to former Parent	—	—	2	—	—	—	—	2
Excess tax benefit on equity awards	—	—	1	—	—	—	—	1

Balance at March 31, 2007	203	$2	$3,583	$222	$185	(19)	$(576)	$3,416

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation

Prior to July 31, 2006, Cendant Corporation (“Cendant” or “former Parent”; known as Avis Budget Group since August 29, 2006) transferred to Wyndham Worldwide Corporation (“Wyndham” or “the Company”), a Delaware corporation, all of the assets and liabilities primarily related to the hospitality services (including timeshare resorts) businesses of Cendant. On July 31, 2006, Cendant distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation of Wyndham from Cendant (“Separation”) was effective on July 31, 2006. On August 1, 2006, the Company commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

The accompanying Condensed Consolidated and Combined Financial Statements include the accounts and transactions of Wyndham, the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated and Combined Financial Statements.

The Company’s condensed consolidated and combined results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented prior to August 1, 2006, including changes in its operations and capitalization as a result of the Separation and distribution from Cendant.

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

In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2006 Consolidated and Combined Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 7, 2007.

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

Significant Accounting Policy

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

SFAS No. 152 requires the Company to record the estimate of uncollectible vacation ownership contract receivables, without consideration of estimated inventory recoveries, at the time a vacation ownership transaction is consummated as a reduction of net revenues. Prior to the adoption of SFAS No. 152, the Company recorded such provisions within operating expense on the Condensed Consolidated and Combined Statements of Income. SFAS No. 152 also requires a change in accounting for inventory and cost of sales such that cost of sales is allocated based on a relative sales value method, under which cost of sales is calculated as an estimated percentage of net sales.

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

Changes in Accounting Policies during 2007

Accounting for Servicing of Financial Assets.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company adopted SFAS No. 156 on January 1, 2007, as required. There was no impact to the Company’s consolidated financial statements from the adoption of SFAS No. 156.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required. See Note 7—Income Taxes for a detailed explanation of the impact of the adoption.

Recently Issued Accounting Pronouncements

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company plans to adopt SFAS No. 157 on January 1, 2008, as required, and is currently assessing the impact of such adoption on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and is currently assessing if it will choose to measure any financial assets and liabilities at fair value.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2007	2006

Income before cumulative effect of accounting change	$86	$93
Cumulative effect of accounting change, net of tax	—	(65)

Net income	$86	$28

Basic weighted average shares outstanding	188	200
Stock options, warrants and restricted stock units	2	—

Diluted weighted average shares outstanding	190	200

Basic earnings per share:
Income before cumulative effect of accounting change	$0.46	$0.46
Cumulative effect of accounting change, net of tax	—	(0.32)

Net income	$0.46	$0.14

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.45	$0.46
Cumulative effect of accounting change, net of tax	—	(0.32)

Net income	$0.45	$0.14

The computations of diluted net income per common share available to common stockholders for the three months ended March 31, 2007 do not include approximately 15 million stock options, as the effect of their inclusion would have been anti-dilutive to earnings per share.

3.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,702			$2,699

Trademarks	$620			$619

Amortized Intangible Assets
Franchise agreements	$597	$243	$354	$596	$238	$358
Trademarks	2	1	1	2	—	2
Other(*)	86	22	64	80	21	59

	$685	$266	$419	$678	$259	$419

The changes in the carrying amount of goodwill are as follows:

			Adjustments
		Goodwill	to Goodwill	Foreign
	Balance at	Acquired	Acquired	Exchange		Balance at
	January 1,	during	during	and		March 31,
	2007	2007	2006	Other		2007

Lodging	$245	$—	$—	$—		$245
Vacation Exchange and Rentals	1,116	—	—	3	(*)	1,119
Vacation Ownership	1,338	—	—	—		1,338

Total Company	$2,699	$—	$—	$3		$2,702

      _ _

(*)	Primarily relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2007	2006

Franchise agreements	$5	$4
Other	1	4

Total(*)	$6	$8

      _ _

(*)	Included as a component of depreciation and amortization on the Company’s Condensed Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of March 31, 2007, the Company expects related amortization expense as follows:

Amount

Remainder of 2007	$19
2008	23
2009	23
2010	22
2011	21
2012	20

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31,	December 31,
	2007	2006

Current vacation ownership contract receivables:
Securitized	$226	$201
Other	71	86

	297	287
Less: Allowance for loan losses	(30)	(30)

Current vacation ownership contract receivables, net	$267	$257

Long-term vacation ownership contract receivables:
Securitized	$1,848	$1,545
Other	626	826

	2,474	2,371
Less: Allowance for loan losses	(251)	(248)

Long-term vacation ownership contract receivables, net	$2,223	$2,123

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2007	$(278)
Provision for loan losses	(61)
Contract receivables written-off	58

Allowance for loan losses as of March 31, 2007	$(281)

In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $61 million and $61 million as a reduction of net revenues during the three months ended March 31, 2007 and 2006, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2007 and 2006, the Company originated vacation ownership receivables of $341 million and $256 million, respectively, and received principal collections of $178 million and $159 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.6% and 12.7% as of March 31, 2007 and December 31, 2006, respectively.

5.	Inventory

Inventory consisted of:

	March 31,	December 31,
	2007	2006

Land held for VOI development	$175	$101
VOI construction in process	493	495
Completed inventory and vacation credits(*)	402	358

Total inventory	1,070	954
Less: Current portion	543	520

Non-current inventory	$527	$434

      _ _

(*)	Includes estimated recoveries of $135 million and $115 million at March 31, 2007 and December 31, 2006, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Condensed Consolidated Balance Sheets.

Capitalized interest on the Company’s inventory was $6 million and $2 million for the three months ended March 31, 2007 and 2006, respectively.

6.	Long-Term Debt and Borrowing Arrangements

	March 31,	December 31,
	2007	2006
Securitized vacation ownership debt:
Term notes	$887	$838
Bank conduit facility(a)	826	625

Total securitized vacation ownership debt	1,713	1,463
Less: Current portion of securitized vacation ownership debt	231	178

Long-term securitized vacation ownership debt	$1,482	$1,285

Long-term debt:
6.00% senior unsecured notes (due December 2016)(b)	$796	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011)(c)	48	—
Bank borrowings:
Vacation ownership	112	103
Vacation rentals(d)	—	73
Vacation rentals capital leases	147	148
Other	16	17

Total long-term debt	1,419	1,437
Less: Current portion of long-term debt	123	115

Long-term debt	$1,296	$1,322

      _ _

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,000 million. The borrowings under this bank conduit facility have a maturity date of December 2009.
(b)	These notes represent $800 million aggregate principal less $4 million of original issue discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability of letters of credit. As of March 31, 2007, the Company had $38 million of letters or credit outstanding and as such, the total available capacity of revolving credit facility was $814 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

On February 12, 2007, the Company closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. As of March 31, 2007, the Company had $155 million of outstanding borrowings under this facility. The Company’s outstanding debt as of March 31, 2007 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Debt	Total

Within 1 year	$231	$123	$354
Between 1 and 2 years	304	10	314
Between 2 and 3 years	666	10	676
Between 3 and 4 years	93	20	113
Between 4 and 5 years	86	357	443
Thereafter	333	899	1,232

	$1,713	$1,419	$3,132

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility and unsecured term loan include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 11 to the Condensed Consolidated and Combined Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant).

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

As of March 31, 2007, the Company was in compliance with all of the covenants described above including the required financial ratios.

As of March 31, 2007, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$887	$887	$–
Bank conduit facility	1,000	826	174

Total securitized vacation ownership debt(a)	$1,887	$1,713	$174

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$796	$796	$–
Term loan (due July 2011)	300	300	–
Revolving credit facility (due July 2011)(b)	900	48	852
Bank borrowings:
Vacation ownership(c)	182	112	70
Vacation rentals capital leases(d)	147	147	–
Other	17	16	1

Total long-term debt	$2,342	$1,419	923

Less: Issuance of letters of credit(b)			(38)

			$885

             _ _

(a)	This debt is collateralized by $2,198 million of underlying vacation ownership contract receivables and related assets.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of March 31, 2007, the available capacity of $852 million was further reduced by $38 million for the issuance of letters of credit.
(c)	The capacity includes $20 million of availability under an unsecured revolving credit facility which had zero outstanding borrowings as of March 31, 2007. The secured borrowings are collateralized by $171 million of underlying vacation ownership contract receivables. The capacity of the secured portion of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated Balance Sheet.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $23 million and $14 million during the three months ended March 31, 2007 and 2006, respectively, and is recorded within operating expenses on the Condensed Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $20 million and $12 million during the three months ended March 31, 2007 and 2006, respectively.

Interest expense incurred in connection with the Company’s other debt amounted to $24 million and $12 million during the three months ended March 31, 2007 and 2006, respectively, and is recorded within the interest expense line item on the Condensed Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $9 million and $11 million during the three months ended March 31, 2007 and 2006, respectively.

Interest expense is partially offset on the Condensed Consolidated and Combined Statements of Income by capitalized interest of $6 million and $2 million as of March 31, 2007 and 2006, respectively.

7.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. During the first quarter of 2007, the Internal Revenue Service (“IRS”) opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $20 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Condensed Consolidated Balance Sheet at January 1, 2007. The total gross amount of unrecognized tax benefits was $20 million as of January 1, 2007. The amount of the unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the Company’s effective tax rate is $20 million.

The Company’s liability for unrecognized tax benefits increased by a gross amount of $1 million during the three months ended March 31, 2007. The increase relates to tax positions taken during prior periods. The statue of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amounts of its unrecognized tax benefits will decrease by $0 to $4 million.

The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statement of Income. Prior to January 1, 2007, accrued interest and penalties were recorded as a component of operating expenses and interest expense on the Condensed Consolidated and Combined Statements of Income. During the three months ended March 31, 2007, the Company recognized less than $1 million in interest and penalties. Included within the unrecognized tax benefits recorded on January 1, 2007 was accrued interest and penalties of $2 million and $2 million, respectively.

The Company made cash income tax payments, net of refunds, of $8 million and $6 million during the three months ended March 31, 2007 and 2006, respectively. Such payments exclude income tax related payments made to former Parent.

8.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to, allegations that (i) the Company’s vacation ownership business alleged failure to perform its duties arising under its management agreements, as well as for construction defects and inadequate maintenance, which claims are made by property owners’ associations from time to time; and (ii) for our vacation exchange and rentals business, breach of contract claims by both affiliates and members in connection with their respective agreements and bad faith and consumer protection claims asserted by members. See Note 12—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with a reserve of approximately $26 million, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

9.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Accumulated
	Currency	Losses on	Other
	Translation	Cash Flow	Comprehensive
	Adjustments	Hedges, Net	Income

Balance, January 1, 2007, net of tax of $43	$191	$(7)	$184
Current period change	4	(3)	1

Balance, March 31, 2007, net of tax of $42	$195	$(10)	$185

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

10.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock settled stock appreciation rights (“SSARs”), restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was approved by Cendant, the sole shareholder, and became effective on July 12, 2006, a maximum of 43.5 million shares of common stock may be awarded. As of March 31, 2007, approximately 17.7 million shares of availability remained.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of March 31, 2007, there were zero converted RSUs outstanding.

The activity related to the converted stock options through March 31, 2007 consisted of the following:

		Weighted
	Number	Average
	of Options(c)	Grant Price

Balance at January 1, 2007	22.0	$39.87
Exercised(a)	0.8	21.91
Canceled	0.5	42.17

Balance at March 31, 2007(b)	20.7	$40.50

             _ _

(a)	Stock options exercised during the three months ended March 31, 2007 had an intrinsic value of approximately $9 million.
(b)	As of March 31, 2007, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $64 million. All 20.7 million options are exercisable as of March 31, 2007.
(c)	Options outstanding and exercisable as of March 31, 2007 have a weighted average remaining contractual life of 2.2 years.

The following table summarizes information regarding the Company’s outstanding and exercisable stock options as of March 31, 2007:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Strike Price

$10.00–$19.99	2.7	$19.72
$20.00–$29.99	2.5	24.44
$30.00–$39.99	3.8	37.43
$40.00–$49.99	8.0	42.86
$50.00 & above	3.7	64.76

Total Options	20.7	$40.50

      Incentive Equity Awards Granted by the Company

The activity related to the Company’s incentive equity awards through March 31, 2007 consisted of the following:

	RSUs(a)			SSARs(a)
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Grant Price

Balance at January 1, 2007	2.2		$31.81	0.5		$31.85
Granted	—		—	—		—
Vested/exercised	—		—	—		—
Canceled	0.1		31.85	—		—

Balance at March 31, 2007(b)	2.1	(c)	$31.81	0.5	(d)	$31.85

      _ _

(a)	Represents awards granted by the Company on May 2, 2006. These awards vest ratably over a period of four years, with the exception of a portion of the SSARs which vest ratably over a period of three years.
(b)	Aggregate unrecognized compensation expense related to SSARs and RSUs amounted to $63 million as of March 31, 2007.
(c)	Approximately 2 million RSUs outstanding at March 31, 2007 are expected to vest.
(d)	None of the approximately 500,000 SSARs are exercisable at March 31, 2007; however, since the SSARs were issued to the Company’s top five officers, the Company assumes that all are expected to vest. SSARs outstanding at March 31, 2007 had an intrinsic value of approximately $1 million and have a weighted average remaining contractual life of 9.2 years.

      Stock-Based Compensation

During the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $5 million ($3 million, after tax) related to the incentive equity awards granted by the Company.

During the three months ended March 31, 2006, Cendant allocated pre-tax stock-based compensation expense of $6 million ($4 million, after tax) to the Company. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards. As Cendant measured its stock-based compensation expense using intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

11.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt), income taxes and cumulative effect of accounting change, net of tax, each of which is presented on the Company’s Condensed Consolidated and Combined Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2007		2006
	Net		Net
	Revenues	EBITDA(c)	Revenues	EBITDA(c)

Lodging	$152	$45	$144	$41
Vacation Exchange and Rentals	314	85	282	77
Vacation Ownership	549	63	445	64

Total Reportable Segments	1,015	193	871	182
Corporate and Other(a)(b)	(3)	(1)	(1)	—

Total Company	$1,012	$192	$870	$182

      _ _

(a)	Includes the elimination of transactions between segments; excludes incremental stand-alone company costs during the three months ended March 31, 2006.
(b)	Includes $13 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the three months ended March 31, 2007.
(c)	Includes separation and related costs of $3 million and $3 million for Vacation Ownership and Corporate and Other, respectively, during the three months ended March 31, 2007 and $3 million for Corporate and Other during the three months ended March 31, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	March 31,
	2007	2006

EBITDA	$192	$182
Depreciation and amortization	38	34
Interest expense (excluding interest on securitized vacation ownership debt)	18	10
Interest income	(3)	(12)

Income before income taxes	$139	$150

12.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% of these Cendant liabilities. The amount of liabilities which were assumed by the Company in connection with the Separation approximated $404 million and $434 million at March 31, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $404 million is comprised of $36 million for litigation matters, $234 million for tax liabilities, $111 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $23 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $21 million of the $23 million pertain to litigation liabilities). $130 million of these liabilities are recorded in current Due to former Parent and subsidiaries and $239 million are recorded in long-term Due to former Parent and subsidiaries at March 31, 2007 on the Condensed Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $23 million relating to the FIN 45 guarantees is recorded in other current liabilities at March 31, 2007 on the Condensed Consolidated Balance Sheet. In addition, the Company has a $35 million receivable due from former Parent relating to a refund of excess funding paid to the Company’s former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet. At December 31, 2006, the Company had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet, which represented the Company’s right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which the Company owned a 37.5% interest pursuant to the Separation agreement. Upon the Company’s receipt of its share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. As of March 31, 2007, the $10 million receivable was reclassified to other non-current assets on the Condensed Consolidated Balance Sheets as the investment has been legally transferred to the Company from Avis Budget Group. Accordingly, the Company owns a preferred stock investment and warrants in Affinion and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which the Company issued guarantees:

●	Contingent litigation liabilities The Company has assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years.

●	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

●	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

●	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three months ended March 31, 2007, the Company recorded $6 million of expenses in the Condensed Consolidated Statements of Income related to these agreements.

Separation and Related Costs

During the three months ended March 31, 2007, the Company incurred costs of $6 million in connection with executing the Separation, consisting primarily of consulting and legal services and expenses related to the rebranding initiative at our Vacation Ownership business. During the three months ended March 31, 2006, the Company incurred costs of $3 million in connection with executing the Separation, consisting primarily of consulting and legal services.

13.	Related Party Transactions

Net Intercompany Funding to Former Parent

The following table summarizes related party transactions occurring between the Company and Cendant:

Three Months Ended
March 31, 2006

Net intercompany funding to former Parent, beginning balance	$1,125
Corporate-related functions	(23)
Income taxes, net	(52)
Net interest earned on net intercompany funding to former Parent	10
Advances to former Parent, net	99

Net intercompany funding to former Parent, ending balance	$1,159

Corporate-Related Functions

Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The Company was allocated $9 million during the three months ended March 31, 2006, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Condensed Combined Statement of Income. There were no allocations during the three months ended March 31, 2007 since the Company was operating as a stand-alone company.

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, telecommunications and real estate usage for Company-specific space. The Company was allocated $14 million during the three months ended March 31, 2006, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Condensed Combined Statement of Income. There were no allocations during the three months ended March 31, 2007 since the Company was operating as a stand-alone company.

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

Income Taxes, net

Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant. Balances due to Cendant for this short period return and related tax attributes were estimated as of December 31, 2006 and will be adjusted in connection with the eventual filing of the short period tax return and the settlement of the related tax audits of these periods.

Net Interest Earned on Net Intercompany Funding to Former Parent

Prior to the Separation, Cendant swept cash from the Company’s bank accounts while the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, of $1,914 million as of March 31, 2006. Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest income of $10 million during the three months ended March 31, 2006.

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

14.	Subsequent Events

Acquisition of Realogy by Apollo Management VI, L.P.

On April 10, 2007, Realogy was acquired by an affiliate of Apollo Management VI, L.P. and no longer trades as an independent public company. The acquisition does not negate Realogy’s obligation to satisfy 62.5% of the contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. As a result of the acquisition, Realogy has greater debt obligations and its ability to satisfy its portion of the liabilities may be adversely impacted. In accordance with the terms of the separation agreement, Realogy posted a letter of credit to cover its share of certain liabilities relating to the Cendant Corporation plan of separation.

Dividend Plan

On May 1, 2007, the Company’s Board of Directors approved a dividend plan and anticipates an initial quarterly cash dividend of $0.04 per share, or $0.16 annually, beginning in the third quarter of 2007. The actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Company’s Board of Directors.

Incentive Equity Awards Granted by the Company

On May 2, 2007, the Company approved the grant of incentive awards of approximately $53 million to key employees and senior officers in the form of RSUs and SSARs. The awards will vest ratably over a period of four years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part I, Item 1A, in our Annual Report filed with the SEC on March 7, 2007 on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

●	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of our luxury and upscale hotels.

●	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests and markets vacation rental properties primarily on behalf of independent owners.

●	Vacation Ownership—markets and sells vacation ownership interests, or VOIs, to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Separation from Cendant

On July 31, 2006, Cendant Corporation (or “former Parent”) distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Before our separation from Cendant, we entered into separation, transition services and several other agreements with Cendant, Realogy and Travelport to effect the separation and distribution, govern the relationships among the parties after the separation and allocate among the parties Cendant’s assets, liabilities and obligations attributable to periods prior to the separation. Under the separation agreement, we assumed 37.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries which were not primarily related to our business or the businesses of Realogy, Travelport or Avis Budget, and Realogy assumed 62.5% of these contingent and other corporate liabilities. These include liabilities relating to Cendant’s terminated or divested businesses, the sale of Travelport on August 22, 2006, taxes of Travelport for taxable periods through the date of the Travelport sale, certain litigation matters, generally any actions relating to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

Prior to the separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $9 million in the three months ended March 31, 2006.

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

RESULTS OF OPERATIONS

Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended March 31, 2007 and 2006. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2007	2006	% Change
Lodging(a)
Weighted average rooms available(b)	529,700	520,600	2
Number of properties(c)	6,450	6,300	2
RevPAR(d)	$31.35	$30.45	3
Royalty, marketing and reservation revenues (in 000s)(e)	$105,426	$102,741	3
Vacation Exchange and Rentals
Average number of members(f)	3,474	3,292	6
Annual dues and exchange revenues per member(g)	$155.60	$152.10	2
Vacation rental transactions (in 000s)(h)	398	385	3
Average net price per vacation rental(i)	$349.73	$312.51	12
Vacation Ownership
Gross vacation ownership interest sales (in 000s)(j)	$430,000	$357,000	20
Tours(k)	240,000	208,000	15
Volume Per Guest (“VPG”)(l)	$1,607	$1,475	9

(a)	The 2007 amounts include the Baymont Inn & Suites brand, which was acquired in April 2006. Therefore, the operating statistics for 2007 are not presented on a comparable basis to the 2006 operating statistics. On a comparable basis (excluding the Baymont brand from the 2007 amounts), RevPAR would have increased 3% while the weighted average rooms available would have decreased 1% and the number of properties would have remained relatively flat.

(b)	Represents the weighted average number of hotel rooms available for rental during the period.

(c)	Represents the number of lodging properties under franchise and/or management agreements at the end of the period. The amount in 2007 includes 16 managed, non-proprietary hotels.

(d)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(e)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(f)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(g)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(h)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(i)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(j)	Represents gross sales of vacation ownership interests (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(k)	Represents the number of tours taken by guests in our efforts to sell vacation ownership interests.

(l)	Represents revenue per guest and is calculated by dividing the gross vacation ownership interest sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

Our consolidated results are as follows:

	Three Months Ended March 31,
	2007	2006	Change

Net revenues	$1,012	$870	$142
Expenses	858	722	136

Operating income	154	148	6
Interest expense	18	10	8
Interest income	(3)	(12)	9

Income before income taxes	139	150	(11)
Provision for income taxes	53	57	(4)

Income before cumulative effect of accounting change	86	93	(7)
Cumulative effect of accounting change, net of tax	—	(65)	65

Net income	$86	$28	$58

During the first quarter of 2007, our net revenues increased $142 million (16%) principally due to (i) a $64 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $19 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume and an increase in the average net price per rental; (iii) a $16 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) $16 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (v) a $10 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member; (vi) a $5 million increase in organic net revenues in our lodging business, primarily due to RevPAR growth and incremental net revenues generated by our TripRewards loyalty program; and (vii) $3 million of incremental net revenues generated by the acquisition of the Baymont Inn & Suites brand. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $11 million.

Total expenses increased $136 million (19%) principally reflecting (i) a $63 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased costs related to the property management services that we provide at our vacation ownership business and increased interest expense on our securitized debt, which is included in operating expenses; (ii) $37 million of increased cost of sales primarily associated with increased VOI sales; (iii) a $25 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; (iv) the unfavorable impact of foreign currency translation on expenses of $9 million; (v) $4 million in employee incentive program expenses at our vacation exchange and rentals business not incurred in the first quarter of 2006; (vi) $4 million of higher cost of sales on rentals of vacation stay intervals; and (vii) $3 million of incremental costs related to our separation from Cendant. These increases were partially offset by $5 million of cost savings at our vacation exchange and rentals business due to efficiencies realized in 2007.

The increase in depreciation and amortization of $4 million primarily resulted from capital investments placed into service during 2007. Interest expense increased $8 million and interest income decreased $9 million in the first quarter of 2007 primarily due to our current capital structure as a result of the Separation. Excluding the tax impact on separation and related costs, as well as legacy matters, we expect our effective tax rate to approximate 38% for the remainder of 2007.

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

As a result of these items, our net income increased $58 million quarter-over-quarter.

Following is a discussion of the results of each of our reportable segments during the first quarter:

	Net Revenues			EBITDA
	2007	2006	% Change	2007	2006	% Change

Lodging	$152	$144	6	$45	$41	10
Vacation Exchange and Rentals	314	282	11	85	77	10
Vacation Ownership	549	445	23	63	64	(2)

Total Reportable Segments	1,015	871	17	193	182	6
Corporate and Other(a)	(3)	(1)	*	(1)	—	*

Total Company	$1,012	$870	16	192	182	5

Less: Depreciation and amortization				38	34
Interest expense (excluding interest on securitized vacation ownership debt)				18	10
Interest income				(3)	(12)

Income before income taxes				$139	$150

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $8 million (6%) and $4 million (10%), respectively, during the first quarter of 2007 compared with the first quarter of 2006 primarily reflecting the April 2006 acquisition of the Baymont Inn & Suites brand and strong RevPAR gains across the majority of our other brands, which were partially offset in EBITDA by a slight increase in various expenses, all of which are discussed in more detail below. Additionally, the first quarter EBITDA comparison is negatively impacted by our continued marketing investment in the Wyndham Hotels & Resorts brand.

The acquisition of the Baymont Inn & Suites brand contributed incremental net revenues and EBITDA of $3 million and $2 million, respectively. Apart from this acquisition, net revenues in our lodging business increased $5 million (3%) during the first quarter of 2007 as compared to the first quarter of 2006. Such increase was primarily due to (i) organic RevPAR growth of 3%, which was driven by both price and occupancy increases, and (ii) a $2 million increase in net revenues generated by our TripRewards loyalty program due to an increased member base. The price and occupancy increases are reflective of an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete, but also reflect the beneficial impact of management and marketing initiatives and a sharper focus on quality enhancements, including strengthening our brand standards.

We continue to invest in the Wyndham Hotels & Resorts brand through enhanced marketing efforts. During first quarter 2007, we invested $2 million above the marketing fees we received from franchisees as compared to $1 million invested in first quarter 2006 above the fees we received. EBITDA was also negatively impacted by (i) $1 million of increased information technology costs related to developing a more robust infrastructure to support current and future growth and (ii) $1 million of increased employee-related costs primarily as a result of higher incentive costs and higher benefit costs.

As of March 31, 2007, we had 6,450 properties and 539,311 rooms in our franchise system. Additionally, our hotel development pipeline includes approximately 820 hotels and approximately 95,000 rooms, of which approximately 21% are international and approximately 42% are new construction.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $32 million (11%) and $8 million (10%), respectively, in the first quarter of 2007 compared with the first quarter of 2006, primarily reflecting a $19 million increase in net revenues from rental transactions, a $10 million increase in annual dues and exchange revenues and a $3 million increase in ancillary revenues, partially offset in EBITDA by a $24 million increase in expenses, as discussed below. Net revenue and expense increases include $11 million and $9 million, respectively, from a weaker U.S. dollar compared to other foreign currencies and the related currency translation impact.

Net revenues generated from rental transactions and related services increased $19 million (16%) during the first quarter of 2007 driven by a 3% increase in rental transaction volume and a 12% increase in the average net price per rental.

Excluding the favorable impact of foreign exchange movements, average net price per rental increased 5%. The growth in rental transaction volume was primarily due to (i) increased booking volumes of approximately 9,600 rental transactions (12%) at our Novasol brand, (ii) an increase of approximately 7,200 rental transactions (12%) in arrivals at our Landal GreenParks camping vacation sites and (iii) the conversion of one of our Landal parks from franchised to managed, which contributed $3 million of net revenues generated from related transactions. The increase in net revenues from rental transactions and the average net price per rental includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $9 million.

Annual dues and exchange revenues increased $10 million (8%) during the first quarter of 2007 as compared with the first quarter of 2006 primarily due to a 2% increase in annual dues and exchange revenue per member. Such increase reflects a 6% increase in the average number of members and favorable transaction pricing, partially offset by a 3% decline in exchange transactions per average member as compared with first quarter 2006. We believe that a growing trend in timeshare vacation ownership sales to sell multiyear products, whereby the members have access to the product every second or third year, which has a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues from various sources collectively increased $3 million during the first quarter of 2007 as compared with the first quarter of 2006 primarily including additional consulting fees, club servicing fees, fees from our credit card loyalty program and fees generated from programs with affiliates. The increase in annual dues and exchange revenues and ancillary revenues includes the translation effects of foreign exchange movements, which favorably impacted revenues by $2 million.

EBITDA further reflects an increase in expenses of $24 million (12%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $9 million, (ii) an $8 million increase in volume-related expenses, which was substantially comprised of increased staffing costs to support member growth and increased call volumes, (iii) $4 million of higher cost of sales on rentals of vacation stay intervals, (iv) $4 million in employee incentive program expenses not incurred in the first quarter of 2006, (v) $3 million of increased resort services expenses as a result of converting one of our Landal parks from franchised to managed and (vi) $2 million of incremental expenses incurred for product and geographic expansion, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities. These increases were partially offset by (i) $5 million of cost savings due to efficiencies realized in 2007 and (ii) the absence of a $2 million of restructuring costs incurred during the first quarter of 2006.

Vacation Ownership

Net revenues increased $104 million (23%) and EBITDA decreased $1 million (2%) during the first quarter of 2007 compared with the first quarter of 2006. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of operational changes made during 2006 that resulted in the recognition of revenues that would have otherwise been deferred until a later date under the provisions of SFAS No. 152. The impact of these operational changes in 2006 resulted in higher net revenues and EBITDA of $39 million and $20 million, respectively, that were not replicated in the first quarter of 2007.

Gross sales of VOIs at our vacation ownership business increased $73 million (20%) in the first quarter of 2007, driven principally by a 15% increase in tour flow and a 9% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenue and EBITDA comparisons were negatively impacted by $9 million and $5 million, respectively, as a result of the deferral of VOI sales under the percentage-of-completion method of accounting.

In addition, net revenues and EBITDA increased $16 million and $7 million, respectively, during the first quarter of 2007 due to net interest income earned on contract receivables of $58 million during the first quarter of 2007 as compared to $51 million during the first quarter of 2006. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the first quarter of 2007. We paid interest expense on our securitized debt of $23 million at a weighted average rate of 5.4% during the first quarter of 2007 compared to $14 million at a weighted average rate of 4.6% during the first quarter of 2006. Our net interest income margin decreased from 78% during the first quarter of 2006 to 72% during the first quarter of 2007 due to increased interest expense paid on our $155 million Premium Yield Facility 2007-A, which we closed during February 2007, and increased interest rates, as described above. We also recognized $16 million of incremental property management fees during the first quarter of 2007 primarily as a result of growth in the number of units under management.

EBITDA further reflects an increase of approximately $119 million (36%) in operating, marketing and administrative expenses, exclusive of the impact of the operational changes made in conjunction with the adoption of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $37 million of increased cost of sales primarily associated with increased VOI sales, (ii) $22 million of incremental marketing expenses to support sales efforts (iii) $22 million of additional commission expense associated with increased VOI sales, (iv) $15 million of increased costs related to the property management services discussed above, (v) $6 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business and (vi) $3 million of costs related to our separation from Cendant.

Our active development pipeline consists of approximately 3,900 units in 15 U.S. states, the Virgin Islands and three foreign countries. We expect the pipeline to support both new purchases of vacation ownership and upgrade sales to existing owners.

Interest Expense/Interest Income

Interest expense increased $8 million in the first quarter of 2007 compared with the first quarter of 2006 primarily as a result of $19 million of interest paid on the new borrowing arrangements that we entered into in July 2006 and December 2006, partially offset by (i) a decline of $7 million of interest paid on our vacation ownership asset-linked debt due to its elimination by our former Parent in July 2006 and (ii) a $4 million increase in capitalized interest at our vacation ownership business increased due to the development of vacation ownership inventory. All such expense amounts are recorded within interest expense on the Condensed Consolidated and Combined Statements of Income. Interest income decreased $9 million in the first quarter of 2007 compared with the first quarter of 2006 primarily as a result of a $10 million decrease in net interest income earned on advances between us and our former Parent, since those advances were eliminated upon our separation from Cendant, partially offset by a $1 million increase in interest income earned on invested cash balances as a result of a increase in cash available for investment. All such income amounts are recorded within interest income on the Condensed Consolidated and Combined Statements of Income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006	Change

Total assets	$9,774	$9,520	$254
Total liabilities	6,358	5,961	397
Total stockholders’ equity	3,416	3,559	(143)

Total assets increased $254 million from December 31, 2006 to March 31, 2007 primarily due to (i) a $122 million increase in trade receivables, net primarily due to seasonality of bookings at our vacation exchange and rentals business, (ii) a $116 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, (iii) a $110 million increase in vacation ownership contract receivables, net due to increased VOI sales, (iv) a $52 million increase in other non-current assets primarily due to increased restricted cash at our vacation ownership business resulting from our new securitization facility and greater securitization of vacation ownership contract receivables and an investment made within our lodging business to acquire a minority equity interest and (v) a $20 million increase in property and equipment primarily due to building within our vacation ownership business and additions related to back office expenditures at corporate resulting from our separation from Cendant. Such increases were partially offset by (i) a $95 million decrease in cash and cash equivalents primarily related to the utilization of excess cash (see “Liquidity and Capital Resources — Cash Flows” for further detail) and (ii) a $67 million decrease in due from former Parent and subsidiaries related to payments made from Cendant to reimburse us for monies they collected on our behalf and expenses we paid on their behalf relating to the separation and the reduction of our right to receive proceeds from the sale of Cendant’s preferred stock sale investment in and warrants of Affinion as a result of Affinion’s redemption of a portion of the preferred stock investment owned by Avis Budget Group.

Total liabilities increased $397 million primarily due to (i) $232 million of additional net borrowings reflecting a $155 million securitization facility entered into in February 2007, $95 million of greater securitization of vacation ownership contract receivables and $48 million of borrowings on our revolving credit facility, partially offset by the repayment of $73 million of our vacation rental bank borrowings, (ii) an $89 million increase in accounts payable primarily due to seasonality of bookings at our vacation exchange and rentals business, (iii) a $50 million increase in deferred income primarily due to cash received in advance on arrival-based bookings and increased deferred revenue resulting from new enrollments and renewals within our vacation exchange and rentals business, (iv) a $32 million increase in accrued expenses and other current liabilities primarily due to increased liabilities to bungalow owners at our vacation exchange and rentals business due to higher trading activity, increased marketing expenses to promote growth in our businesses and increased local taxes payable to certain foreign jurisdictions within our vacation exchange and rentals business, (v) a $30 million increase in other non-current liabilities primarily due to the establishment of a liability for unrecognized tax benefits in connection with our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Such increases were partially offset by a $52 million decrease in due to former Parent and subsidiaries primarily as a result of our payment of certain contingent and other corporate liabilities of our former Parent or its subsidiaries which were created upon our separation.

Total stockholders’ equity decreased $143 million principally due to $227 million of treasury stock purchased through our stock repurchase program. Such decrease was partially offset by $86 million of net income generated during the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables. With the completion of the financings related to our separation and the issuance of our 6.00% senior unsecured notes, our liquidity has been further augmented through available capacity under our revolving credit facility. We believe that access to this facility and our current liquidity vehicles will be sufficient to meet our ongoing needs for the foreseeable future.

CASH FLOWS

During the three months ended March 31, 2007 and 2006, we had a net change in cash and cash equivalents of $95 million and $16 million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2007	2006	Change

Cash provided by (used in):
Operating activities	$(15)	$66	$(81)
Investing activities	(85)	(95)	10
Financing activities	6	44	(38)
Effects of changes in exchange rate on cash and cash equivalents	(1)	1	(2)

Net change in cash and cash equivalents	$(95)	$16	$(111)

Operating Activities

During the three months ended March 31, 2007, we used $81 million more cash from operating activities as compared to the same period in 2006. Such change principally reflects higher investments in inventory and vacation ownership contract receivables, partially offset by lower payments of prepaid expenses due to timing and higher cash received in connection with VOI sales for which the revenue recognition is deferred. Inventory and vacation ownership contract receivables are expected to increase for the remainder of 2007 due to growth in VOI sales. The growth in vacation ownership receivables will be partially funded by net proceeds received from secured borrowings.

Investing Activities

During the three months ended March 31, 2007, we used $10 million less cash for investing activities as compared with the same period in 2006. The decrease in cash outflows primarily relates to the absence of $44 million of intercompany funding to former Parent due to our separation from Cendant partially offset by (i) an increase of $20 million in investments and development advances primarily due to an investment made within our lodging business to acquire a minority equity interest and (ii) an increase of $16 million in capital expenditures primarily due to additions across all of our businesses and corporate infrastructure costs associated with our separation from Cendant.

Financing Activities

During the three months ended March 31, 2007, we generated $38 million less cash from financing activities as compared with the same period in 2006, which principally reflects incremental cash outflows of (i) $231 million from our stock repurchase program, (ii) payments of $105 million to reduce our revolving credit facility balance, (iii) our repayment of the outstanding balance of $73 million of vacation rental bank borrowings and (iv) incremental payments of $56 million made on securitized vacation ownership debt. Such cash outflows were partially offset by (i) additional proceeds of $268 million received from additional securitized vacation ownership debt, including $155 million from our premium yield facility, and (ii) $153 million of proceeds from borrowings on our revolving credit facility.

We intend to continue to invest in capital improvements, technological improvements in our lodging business and the development of our vacation ownership, vacation rentals and mixed-use properties. In addition, we may seek to acquire additional franchise agreements, property management contracts and ownership interests in hotel or vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We anticipate spending approximately $185 to $230 million on capital expenditures in 2007 including the improvement of technology and maintenance of technological advantages, routine improvements and information technology infrastructure enhancements resulting from our separation from Cendant. We also anticipate spending approximately $600 to $700 million relating to vacation ownership development projects in 2007. The majority of the expenditures required to complete our capital spending programs and vacation ownership development projects will be financed through cash flow generated through operations. Additional expenditures will be financed through general unsecured corporate borrowings. Our unused borrowing capacity at March 31, 2007 of $814 million under our $900 million revolving credit facility is available to finance our capital spending programs.

On August 24, 2006, we announced our intention to commence a stock repurchase program of up to $400 million. We completed such program during January 2007 with 13.5 million shares purchased at an average price of $29.72. On February 13, 2007, our Board of Directors authorized a new stock repurchase program that enables us to purchase up to $400 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. Through March 31, 2007, we had repurchased 5.1 million shares at an average price of $34.20. During the period April 1, 2007 through May 9, 2007, we repurchased an additional 3.0 million shares at an average price of $35.26. We currently have $129 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	March 31,	December 31,
	2007	2006

Securitized vacation ownership debt:
Term notes	$887	$838
Bank conduit facility(a)	826	625

Total securitized vacation ownership debt	$1,713	$1,463

Long-term debt:
6.00% senior unsecured notes (due December 2016)(b)	$796	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011)(c)	48	—
Bank borrowings:
Vacation ownership	112	103
Vacation rentals(d)	—	73
Vacation rentals capital leases	147	148
Other	16	17

Total long-term debt	$1,419	$1,437

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,000 million. The borrowings under this bank conduit facility have a maturity date of December 2009.
(b)	These notes represent $800 million aggregate principal less $4 million of original issue discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability of letters of credit. As of March 31, 2007, the Company had $38 million of letters or credit outstanding and as such, the total available capacity of revolving credit facility was $814 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

On February 12, 2007, we closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. As of March 31, 2007, we had $155 million of outstanding borrowings under this facility.

As of March 31, 2007, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt
Term notes	$887	$887	$—
Bank conduit facility	1,000	826	174

Total securitized vacation ownership debt(a)	$1,887	$1,713	$174

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$796	$796	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011)(b)	900	48	852
Bank borrowings:
Vacation ownership(c)	182	112	70
Vacation rentals capital leases(d)	147	147	—
Other	17	16	1

Total long-term debt	$2,342	$1,419	923

Less: Issuance of letters of credit(b)			(38)

			$885

(a)	This debt is collateralized by $2,198 million of underlying vacation ownership contract receivables and related assets.
(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of March 31, 2007, the available capacity of $852 million was further reduced by $38 million for the issuance of letters of credit.
(c)	The capacity includes $20 million of availability under an unsecured revolving credit facility which had zero outstanding borrowings as of March 31, 2007. The secured borrowings are collateralized by $171 million of underlying vacation ownership contract receivables. The capacity of the secured portion of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated Balance Sheet.

The revolving credit facility and unsecured term loan include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 11 to the Condensed Consolidated and Combined Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our separation from Cendant).

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

As of March 31, 2007, we were in compliance with all of the covenants described above including the required financial ratios.

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

Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. The amount of liabilities which we assumed in connection with the Separation approximated $404 million and $434 million at March 31, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant Corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $404 million is comprised of $36 million for litigation matters, $234 million for tax liabilities, $111 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $23 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $21 million of the $23 million pertain to litigation liabilities). Of these liabilities, $130 million are recorded in current due to former Parent and subsidiaries and $239 million are recorded in long-term due to former Parent and subsidiaries at March 31, 2007 on the Condensed Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $23 million relating to the FIN 45 guarantees is recorded in other current liabilities at March 31, 2007 on the Condensed Consolidated Balance Sheet. In addition, we have a $35 million receivable due from former Parent relating to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet. At December 31, 2006, we had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet, which represented our right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which we owned a 37.5% interest pursuant to the Separation agreement. Upon our receipt of our share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. As of March 31, 2007, the $10 million receivable was reclassified to other non-

current assets on the Condensed Consolidated Balance Sheets as the investment has been legally transferred to us from Avis Budget Group.

Following is a discussion of the liabilities on which we issued guarantees:

●	Contingent litigation liabilities We have assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years.

●	Contingent tax liabilities We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

●	Cendant contingent and other corporate liabilities We have has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

●	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three months ended March 31, 2007, we recorded $6 million of expenses in the Condensed Consolidated Statements of Income related to these agreements.

Separation and Related Costs

During the three months ended March 31, 2007, we incurred costs of $6 million in connection with executing the Separation. Such costs consisted primarily of consulting and legal services and expenses related to the resignage of resorts at our Vacation Ownership business. During the three months ended March 31, 2006, we incurred costs of $3 million in connection with executing the Separation. Such costs consisted primarily of consulting and legal services.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on April 1st of each of the years set forth below:

	2007	2008	2009	2010	2011	Thereafter	Total

Securitized debt(a)	$231	$304	$666	$93	$86	$333	$1,713
Long-term debt(b)	123	10	10	20	357	899	1,419
Operating leases	48	43	35	30	24	45	225
Other purchase commitments(c)	418	45	40	31	19	6	559

Total(d)	$820	$402	$751	$174	$486	$1,283	$3,916

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2007 through 2010, $54 million during 2011 and $227 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties.
(d)	Excludes $21 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 7, 2007, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Since such date there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Wyndham Worldwide Litigation

Wendell and Sandra Grimes, et al. v. Fairfield Resorts, Inc., FairShare Vacation Owners Association, et al.  This class action complaint was filed on July 19, 2005 in the U.S. District Court for the Middle District of Florida. It alleged, under a variety of legal theories, that the defendants violated their duties to the members of FairShare Plus through self-serving changes to the reservation and availability policies (including an affiliation with RCI), which diminished the value of the vacation ownership interests purchased by the members and rendered it more difficult for members to obtain reservations at their home resort. The complaint did not seek monetary damages in a specified amount, nor did it specify the form of injunctive or declaratory relief sought. Plaintiffs filed their motion for class certification on October 18, 2005, and defendants submitted their opposition on January 18, 2006. On April 26, 2006, the court heard oral argument but did not rule on the plaintiffs’ motion for class certification. On April 27, 2006, the court denied the plaintiffs’ motion for class certification. On May 11, 2006, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for an interlocutory review of the District Court’s April 27 order denying class certification. On May 15, 2006, the District Court ordered plaintiffs to file not later than May 31, 2006, an amended complaint which omitted class action allegations. On or about May 31, 2006, plaintiffs filed an amended complaint omitting the class action allegations. On June 7, 2006, defendants moved to dismiss the amended complaint for lack of subject matter jurisdiction. On June 21, 2006, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiff’s petition for an interlocutory review of the District Court’s April 27 order. On July 14th, 2006, the U.S. District Court granted defendants’ motion to dismiss the amended complaint for lack of subject matter jurisdiction. On August 8th, 2006, plaintiffs filed a notice of final appeal before the Eleventh Circuit Court of Appeals. Plaintiffs filed their appellate brief on September 25, 2006. Defendants filed opposition to plaintiffs’ appeal on October 23, 2006. Plaintiffs filed their reply to defendants’ opposition on November 6, 2006. On January 30, 2007, the Court of Appeals affirmed the ruling of the District Court denying class certification and not permitting plaintiffs to file a second amended complaint to redefine the proposed class. Plaintiffs did not file a petition for certiorari to the U.S. Supreme Court before the April 30, 2007 deadline to do so following the 11th Circuit’s decision. We consider this matter to be concluded.

In Re: Resort Condominiums International, LLC and RCI Canada, Inc.  On August 4, 2004 companion complaints were filed against Resort Condominium International, LLC and RCI Canada, Inc. (the “RCI Parties”) in three Alberta jurisdictions alleging that the RCI Points program was an unlicensed travel club and the unregistered sales of memberships in the program was a regulatory violation of the Alberta Fair Trading Act. The complaints sought statutory penalties. The RCI Parties’ defense was premised upon the fact that the RCI Points program simply provides a system to use accommodations currently owned by the vacation ownership consumer and is not a travel club, as defined in the statute, as it does not involve the future purchase of accommodations. The matters were consolidated for trial. The Government indicated during a status hearing on January 17, 2007 that it did not intend to pursue its claims against the RCI Parties. The RCI Parties were apprised that on April 19, 2007, the Government withdrew the claims on the record before the court, concluding the matter as to the RCI Parties.

Source v. Cendant Corporation.  Source, Inc., which we refer to as Source, filed suit against Cendant on July 28, 2005 in the U.S. District Court for the Eastern District of Texas. Source alleged infringement of four patents related to Source’s “centralized consumer cash value accumulation system for multiple merchants.” Source alleged that Wyndham Hotel Group’s TripRewards program infringed upon Source’s guest loyalty system. Source sought monetary damages and injunctive relief. While the parties discussed a nuisance value settlement, Cendant filed an answer and motion to stay the litigation pending reexamination of two of the patents by the Patent and Trademark Office. The motion for stay was granted, and the matter was stayed until April 2006. We applied for an extension of that stay, which Source opposed. The Court lifted the stay. The parties have filed a joint motion to dismiss the matter without prejudice and have committed to exploring possible business solutions to the dispute. The dismissal order was signed by the Court on August 10, 2006 and we consider the litigation to be concluded.

In addition, we are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts and negligence claims asserted in connection with acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection act and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

Cendant Litigation

Under the separation agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs related to the Cendant litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the filing of this report, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Approximately four lawsuits remain unresolved in addition to the matters described below.

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

On January 25, 1999, Cendant asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover, and recklessly disregarded, the accounting irregularities and is therefore liable to Cendant for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with Cendant, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, Cendant filed amended cross-claims against Ernst & Young asserting the same claims. On March 26, 1999, Ernst & Young filed cross-claims against Cendant and certain of Cendant’s present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of Cendant’s financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with Cendant and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against Cendant asserting the same claims. This case is scheduled for trial on March 4, 2008.

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

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. These factors could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended March 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Approximate Dollar
	Number of	Average	Shares Purchased as	Value of Shares
	Shares	Price Paid	Part of Publicly	that May Yet Be
Period	Purchased	per Share	Announced Plan	Purchased Under Plan
January 1-31, 2007	1,581,400	$32.42	1,581,400	$—
February 1-28, 2007	850,000	$35.13	850,000	$373,146,746
March 1-31, 2007(*)	4,228,200	$34.02	4,228,200	$230,370,360
Total	6,659,600	$33.78	6,659,600	$230,370,360

(*)	Includes 600,000 shares purchased for which the trade date occurred during March 2007 while settlement occurred in April 2007.

On August 24, 2006, the Company announced its intention to commence a stock repurchase program of up to $400 million. The Company completed such program during January 2007 with 13.5 million shares purchased at an average price of $29.72. On February 13, 2007, the Company’s Board of Directors authorized a new stock repurchase program that enables the Company to purchase up to $400 million of its common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the three months ended March 31, 2007, repurchase capacity increased $4 million from proceeds received from stock option exercises, partially offset by $2 million of costs associated with privately negotiated transactions. Through March 31, 2007, the Company had repurchased 5.1 million shares at an average price of $34.20. During the period April 1, 2007 through May 9, 2007, the Company repurchased an additional 3.0 million shares at an average price of $35.26. The Company currently has $129 million remaining availability in its program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: May 10, 2007	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer

Date: May 10, 2007	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
10.48*	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan.
12*	Computation of Ratio of Earnings to Fixed Changes.
15*	Letter re: Unaudited Interim Financial Information.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith