Form 10-Q
period 2007-06-30
WYNDHAM WORLDWIDE CORP
filed 2007-08-09
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the issuer’s common stock was 178,594,700 shares as of July 31, 2007.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors and Shareholders
Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of June 30, 2007, the related condensed consolidated and combined statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, the related condensed consolidated and combined statements of cash flows for the six-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2006, and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rentals and vacation ownership businesses of Cendant; included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties; discussed in Note 20 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006; and the Company adopted the provisions for accounting for real estate time-sharing transactions) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP
Parsippany, New Jersey
August 9, 2007

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues
Vacation ownership interest sales	$443	$377	$816	$685
Service fees and membership	387	341	790	696
Franchise fees	137	134	251	243
Consumer financing	88	70	169	135
Other	45	33	86	66

Net revenues	1,100	955	2,112	1,825

Expenses
Operating	447	369	853	700
Cost of vacation ownership interests	104	80	195	147
Marketing and reservation	207	194	404	368
General and administrative	124	141	245	254
Separation and related costs	7	5	13	8
Depreciation and amortization	41	36	79	70

Total expenses	930	825	1,789	1,547

Operating income	170	130	323	278
Interest expense	18	23	35	33
Interest income (including $0 and $11 and $0 and $21 from former Parent and subsidiaries)	(2)	(12)	(5)	(24)

Income before income taxes	154	119	293	269
Provision for income taxes	58	44	111	101

Income before cumulative effect of accounting change	96	75	182	168
Cumulative effect of accounting change, net of tax	–	–	–	(65)

Net income	$96	$75	$182	$103

Earnings per share
Basic
Income before cumulative effect of accounting change	$0.53	$0.37	$0.98	$0.84
Net income	0.53	0.37	0.98	0.51
Diluted
Income before cumulative effect of accounting change	$0.52	$0.37	$0.98	$0.84
Net income	0.52	0.37	0.98	0.51

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$251	$269
Trade receivables, net	437	429
Vacation ownership contract receivables, net	271	257
Inventory	614	520
Prepaid expenses	164	168
Deferred income taxes	90	105
Due from former Parent and subsidiaries	31	65
Other current assets	308	239

Total current assets	2,166	2,052

Long-term vacation ownership contract receivables, net	2,366	2,123
Non-current inventory	465	434
Property and equipment, net	947	916
Goodwill	2,709	2,699
Trademarks	621	621
Franchise agreements and other intangibles, net	418	417
Due from former Parent and subsidiaries	–	37
Other non-current assets	302	221

Total assets	$9,994	$9,520

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$242	$178
Current portion of long-term debt	140	115
Accounts payable	401	377
Deferred income	633	545
Due to former Parent and subsidiaries	113	187
Accrued expenses and other current liabilities	654	575

Total current liabilities	2,183	1,977

Long-term securitized vacation ownership debt	1,571	1,285
Long-term debt	1,463	1,322
Deferred income taxes	859	782
Deferred income	272	269
Due to former Parent and subsidiaries	240	234
Other non-current liabilities	106	92

Total liabilities	6,694	5,961

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	–	–
Common stock, $.01 par value, authorized 600,000,000 shares, issued 203,510,546 in 2007 and 202,294,898 shares in 2006	2	2
Additional paid-in capital	3,597	3,566
Retained earnings	318	156
Accumulated other comprehensive income	195	184
Treasury stock, at cost—25,129,040 shares in 2007 and 11,877,600 shares in 2006	(812)	(349)

Total stockholders’ equity	3,300	3,559

Total liabilities and stockholders’ equity	$9,994	$9,520

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating Activities
Net income	$182	$103
Cumulative effect of accounting change, net of tax	–	65

Income before cumulative effect of accounting change	182	168
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	79	70
Provision for loan losses	136	117
Deferred income taxes	78	21
Stock-based compensation	11	–
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	1	13
Vacation ownership contract receivables	(390)	(228)
Inventory	(140)	(127)
Prepaid expenses	(5)	(20)
Accounts payable, accrued expenses and other current liabilities	55	79
Due to former Parent and subsidiaries, net	9	–
Deferred income	84	112
Other, net	(10)	(4)

Net cash provided by operating activities	90	201

Investing Activities
Property and equipment additions	(91)	(70)
Net assets acquired, net of cash acquired, and acquisition-related payments	(7)	(62)
Net intercompany funding to former Parent and subsidiaries	–	(110)
Investments and development advances	(25)	(4)
Increase in restricted cash	(30)	(34)
Other, net	(1)	(3)

Net cash used in investing activities	(154)	(283)

Financing Activities
Proceeds from securitized borrowings	1,375	414
Principal payments on securitized borrowings	(1,025)	(324)
Proceeds from non-securitized borrowings	669	50
Principal payments on non-securitized borrowings	(513)	(11)
Repurchase of common stock	(476)	–
Issuance of common stock	17	–
Debt issuance costs	(7)	–
Other, net	5	1

Net cash provided by financing activities	45	130

Effect of changes in exchange rates on cash and cash equivalents	1	1

Net increase (decrease) in cash and cash equivalents	(18)	49
Cash and cash equivalents, beginning of period	269	99

Cash and cash equivalents, end of period	$251	$148

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2007	202	$2	$3,566	$156	$184	(12)	$(349)	$3,559
Comprehensive income
Net income	–	–	–	182	–	–
Currency translation adjustment, net of tax of $14	–	–	–	–	10	–	–
Unrealized losses on cash flow hedges, net of tax of $0	–	–	–	–	1	–	–
Total comprehensive income								193
Exercise of stock options	1	–	17	–	–	–	–	17
Issuance of shares for vesting of restricted stock units	1	–	–	–	–	–	–	–
Deferred compensation	–	–	6	–	–	–	–	6
Cumulative effect, adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes	–	–	–	(20)	–	–	–	(20)
Repurchases of common stock		–		–	–	(13)	(463)	(463)
Tax adjustment to due to former Parent	–	–	2	–	–	–	–	2
Excess tax benefit on equity awards	–	–	6	–	–	–	–	6

Balance at June 30, 2007	204	$2	$3,597	$318	$195	(25)	$(812)	$3,300

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

The accompanying Condensed Consolidated and Combined Financial Statements include the accounts and transactions of Wyndham, as well as the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated and Combined Financial Statements.

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

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, payroll, legal and treasury services, certain employee benefits and real estate usage for common space were allocated by Cendant to the Company through July 31, 2006 based on forecasted revenues or usage. Management believes such allocations were reasonable. However, the associated expenses recorded by the Company in the Condensed Consolidated and Combined Statements of Income may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented prior to August 1, 2006. Following the Separation and distribution from Cendant, the Company began performing these functions using internal resources or purchased services, certain of which have been provided by Cendant or one of the separated companies during a transitional period pursuant to the Transition Services Agreement. Refer to Note 13—Related Party Transactions for a detailed description of the Company’s transactions with Cendant and its former subsidiaries.

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

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of luxury and upscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Significant Accounting Policy

Vacation Ownership Transactions.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions,” (“SFAS No. 152”) in connection with the issuance of the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 provides guidance on revenue recognition for vacation ownership transactions, accounting and presentation for the uncollectibility of vacation ownership contract receivables, accounting for costs of sales of VOIs and related costs, accounting for operations during holding periods and other transactions associated with vacation ownership operations.

The Company’s revenue recognition policy for vacation ownership transactions has historically required a 10% minimum down payment (initial investment) as a prerequisite to recognizing revenue on the sale of a VOI. SFAS No. 152 requires that the Company consider the fair value of certain incentives provided to the buyer when assessing whether such threshold has been achieved. If the buyer’s investment has not met the minimum investment criteria of SFAS No. 152, the revenue associated with the sale of the VOI and the related cost of sales and direct costs are deferred until the buyer’s commitment satisfies the requirements of SFAS No. 152. In addition, certain costs previously included in the Company’s percentage-of-completion calculation prior to the adoption of SFAS No. 152 are now expensed as incurred rather than deferred until the corresponding revenue is recognized.

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

The Company adopted the provisions of SFAS No. 152 effective January 1, 2006, as required, and recorded an after tax charge of $65 million during the first quarter of 2006 as a cumulative effect of an accounting change, which consisted of (i) a pre-tax charge of $105 million representing the deferral of revenue, costs associated with sales of VOIs that were recognized prior to January 1, 2006 and the recognition of certain expenses that were previously deferred and (ii) an associated tax benefit of $40 million. There was no impact to cash flows from the adoption of SFAS No. 152.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income before cumulative effect of accounting change	$96	$75	$182	$168
Cumulative effect of accounting change, net of tax	–	–	–	(65)

Net income	$96	$75	$182	$103

Basic weighted average shares outstanding	181	200	185	200
Stock options and restricted stock units	2	–	1	–

Diluted weighted average shares outstanding	183	200	186	200

Basic earnings per share:
Income before cumulative effect of accounting change	$0.53	$0.37	$0.98	$0.84
Cumulative effect of accounting change, net of tax	–	–	–	(0.32)

Net income	$0.53	$0.37	$0.98	$0.51

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.52	$0.37	$0.98	$0.84
Cumulative effect of accounting change, net of tax	–	–	–	(0.32)

Net income	$0.52	$0.37	$0.98	$0.51

The computations of diluted net income per common share available to common stockholders for the three and six months ended June 30, 2007 do not include approximately 14 million stock options and stock-settled stock appreciation rights (“SSARs”), as the effect of their inclusion would have been anti-dilutive to earnings per share.

3.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,709			$2,699

Trademarks	$620			$619

Amortized Intangible Assets
Franchise agreements	$597	$248	$349	$596	$238	$358
Trademarks	2	1	1	2	–	2
Other	87	18	69	80	21	59

	$686	$267	$419	$678	$259	$419

The changes in the carrying amount of goodwill are as follows:

			Adjustments
		Goodwill	to Goodwill	Foreign
	Balance at	Acquired	Acquired	Exchange		Balance at
	January 1,	during	during	and		June 30,
	2007	2007	2006	Other		2007

Lodging	$245	$–	$–	$–		$245
Vacation Exchange and Rentals	1,116	–	–	10	(*)	1,126
Vacation Ownership	1,338	–	–	–		1,338

Total Company	$2,699	$–	$–	$10		$2,709

(*)	Relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006

Franchise agreements	$5	$5	$10	$10
Other (a)	2	4	3	7

Total (b)	$7	$9	$13	$17

(a)	Includes amortizable trademarks.
(b)	Included as a component of depreciation and amortization on the Company’s Condensed Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2007, the Company expects related amortization expense as follows:

Amount

Remainder of 2007	$12
2008	23
2009	23
2010	22
2011	22
2012	20

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30,	December 31,
	2007	2006

Current vacation ownership contract receivables:
Securitized	$231	$201
Other	72	86

	303	287
Less: Allowance for loan losses	(32)	(30)

Current vacation ownership contract receivables, net	$271	$257

Long-term vacation ownership contract receivables:
Securitized	$1,927	$1,545
Other	711	826

	2,638	2,371
Less: Allowance for loan losses	(272)	(248)

Long-term vacation ownership contract receivables, net	$2,366	$2,123

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2007	$(278)
Provision for loan losses	(136)
Contract receivables written-off	110

Allowance for loan losses as of June 30, 2007	$(304)

In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $75 million and $136 million as a reduction of net revenues during the three and six months ended June 30, 2007, respectively, and $56 million and $117 million during the three and six months ended June 30, 2006, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2007 and 2006, the Company originated vacation ownership receivables of $764 million and $566 million, respectively, and received principal collections of $374 million and $338 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.5% and 12.7% as of June 30, 2007 and December 31, 2006, respectively.

5.	Inventory

Inventory consisted of:

	June 30,	December 31,
	2007	2006

Land held for VOI development	$176	$101
VOI construction in process	468	495
Completed inventory and vacation credits (*)	435	358

Total inventory	1,079	954
Less: Current portion	614	520

Non-current inventory	$465	$434

(*)	Includes estimated recoveries of $122 million and $115 million at June 30, 2007 and December 31, 2006, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Condensed Consolidated Balance Sheets.

Capitalized interest on the Company’s inventory was $6 million and $12 million for the three and six months ended June 30, 2007, respectively, and $4 million and $6 million for the three and six months ended June 30, 2006, respectively.

6.	Long-Term Debt and Borrowing Arrangements

	June 30,	December 31,
	2007	2006

Securitized vacation ownership debt:
Term notes	$1,322	$838
Bank conduit facility (a)	491	625

Total securitized vacation ownership debt	1,813	1,463
Less: Current portion of securitized vacation ownership debt	242	178

Long-term securitized vacation ownership debt	$1,571	$1,285

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	215	–
Bank borrowings:
Vacation ownership	130	103
Vacation rentals (d)	–	73
Vacation rentals capital leases	147	148
Other	14	17

Total long-term debt	1,603	1,437
Less: Current portion of long-term debt	140	115

Long-term debt	$1,463	$1,322

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,000 million. The borrowings under this bank conduit facility have a maturity date of December 2009.
(b)	These notes represent $800 million aggregate principal less $3 million of original issue discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of June 30, 2007, the Company had $42 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $643 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

On February 12, 2007, the Company closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. As of June 30, 2007, the Company had $155 million of outstanding borrowings under this facility.

On May 23, 2007, the Company closed an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes. As of June 30, 2007, the Company had $535 million of outstanding borrowings under this facility.

The Company’s outstanding debt as of June 30, 2007 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Debt	Total

Within 1 year	$242	$140	$382
Between 1 and 2 years	267	10	277
Between 2 and 3 years	460	10	470
Between 3 and 4 years	130	20	150
Between 4 and 5 years	131	525	656
Thereafter	583	898	1,481

	$1,813	$1,603	$3,416

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables; actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility and unsecured term loan include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 11 to the Condensed Consolidated and Combined Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted the Company’s separation from Cendant).

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

As of June 30, 2007, the Company was in compliance with all of the covenants described above including the required financial ratios.

As of June 30, 2007, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,322	$1,322	$–
Bank conduit facility	1,000	491	509

Total securitized vacation ownership debt (a)	$2,322	$1,813	$509

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$–
Term loan (due July 2011)	300	300	–
Revolving credit facility (due July 2011) (b)	900	215	685
Bank borrowings:
Vacation ownership (c)	192	130	62
Vacation rentals capital leases(d)	147	147	–
Other	14	14	–

Total long-term debt	$2,350	$1,603	747

Less: Issuance of letters of credit (b)			42

			$705

(a)	These outstanding borrowings are collateralized by $2,288 million of underlying vacation ownership contract receivables and related assets. The capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of June 30, 2007, the available capacity of $685 million was further reduced by $42 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $151 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated Balance Sheet.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $25 million and $48 million during the three and six months ended June 30, 2007, respectively, and $15 million and $29 million during the three and six months ended June 30, 2006, respectively, and is recorded within operating expenses on the Condensed Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $43 million and $26 million during the six months ended June 30, 2007 and 2006, respectively.

Interest expense incurred in connection with the Company’s other debt amounted to $24 million and $47 million during the three and six months ended June 30, 2007, respectively, and $16 million and $28 million during the three and six months ended June 30, 2006, respectively. In addition, the Company recorded $11 million of interest expense related to interest on local taxes payable to certain foreign jurisdictions during the three and six months ended June 30,

2006. All such amounts are recorded within the interest expense line item on the Condensed Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $45 million and $23 million during the six months ended June 30, 2007 and 2006, respectively.

Interest expense is partially offset on the Condensed Consolidated and Combined Statements of Income by capitalized interest of $6 million and $12 million during the three and six months ended June 30, 2007, respectively, and $4 million and $6 million during the three and six months ended June 30, 2006, respectively.

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

As of June 30, 2007, the Company’s liability for unrecognized tax benefits increased by a gross amount of $2 million. The increase relates to the current period effect of historical tax positions taken. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amounts of its unrecognized tax benefits could decrease by $0 to $4 million.

The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Condensed Consolidated Statement of Income. Prior to January 1, 2007, accrued interest and penalties were recorded as a component of operating expenses and interest expense on the Condensed Consolidated and Combined Statements of Income. During the three and six months ended June 30, 2007, the Company recognized less than $1 million and $1 million, respectively, in interest and penalties. Included within the unrecognized tax benefits recorded on January 1, 2007 was accrued interest and penalties of $2 million and $2 million, respectively.

The Company made cash income tax payments, net of refunds, of $44 million and $12 million during the six months ended June 30, 2007 and 2006, respectively. Such payments exclude income tax related payments made to former Parent.

8.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to: (i) for the Company’s vacation ownership business, alleged failure to perform duties arising under management agreements, and claims for construction defects and inadequate maintenance (which are made by property owners’ associations from time to time); and (ii) for the Company’s vacation exchange and rentals business, breach of contract claims by both affiliates and members in connection with their respective agreements and bad faith and consumer protection claims asserted by members. See Note 12—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with reserves of approximately $29 million at June 30, 2007, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

9.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Accumulated
	Currency	Losses	Other
	Translation	on Cash Flow	Comprehensive
	Adjustments	Hedges, Net	Income

Balance, January 1, 2007, net of tax of $43	$191	$(7)	$184
Current period change	10	1	11

Balance, June 30, 2007, net of tax of $57	$201	$(6)	$195

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

10.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was approved by Cendant, the sole shareholder, and became effective on July 12, 2006, a maximum of 43.5 million shares of common stock may be awarded. As of June 30, 2007, approximately 17.9 million shares of availability remained.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of June 30, 2007, there were no converted RSUs outstanding.

The activity related to the converted stock options through June 30, 2007 consisted of the following:

			Weighted
	Number		Average
	of Options		Grant Price

Balance at January 1, 2007	22.0		$39.87
Exercised (a)	1.5		22.27
Canceled	1.9		44.07

Balance at June 30, 2007 (b)	18.6	(c)	$40.85

(a)	Stock options exercised during the six months ended June 30, 2007 had an intrinsic value of approximately $18 million.
(b)	As of June 30, 2007, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $66 million. All 18.6 million options are exercisable as of June 30, 2007.
(c)	Options outstanding and exercisable as of June 30, 2007 have a weighted average remaining contractual life of 2.1 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of June 30, 2007:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Grant Price

$10.00 – $19.99	2.6	$19.73
$20.00 – $29.99	1.9	25.21
$30.00 – $39.99	3.7	37.50
$40.00 – $49.99	7.1	42.90
$50.00 & above	3.3	66.83

Total Options	18.6	$40.85

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company through June 30, 2007 consisted of the following:

	RSUs		SSARs
		Weighted			Weighted
	Number	Average	Number		Average
	of RSUs	Grant Price	of SSARs		Grant Price

Balance at January 1, 2007 (a)	2.2	$31.81	0.5		$31.85
Granted (b)	1.3	36.70	0.4		36.70
Vested/exercised	(0.5)	31.85	–		–
Canceled	(0.2)	32.31	–		–

Balance at June 30, 2007 (c)	2.8 (d)	$34.08	0.9	(e)	$34.28

(a)	Primarily represents awards granted by the Company on May 2, 2006. These awards vest ratably over a period of four years, with the exception of a portion of the SSARs which vest ratably over a period of three years.
(b)	Represents awards granted by the Company on May 2, 2007. These awards vest ratably over a period of four years.
(c)	Aggregate unrecognized compensation expense related to SSARs and RSUs amounted to $102 million as of June 30, 2007.
(d)	Approximately 2.6 million RSUs outstanding at June 30, 2007 are expected to vest.
(e)	Approximately 140,000 of the approximately 900,000 SSARs are exercisable at June 30, 2007. Since the SSARs were issued to the Company’s top five officers, the Company assumes that all remaining unvested SSARs are expected to vest. SSARs outstanding at June 30, 2007 had an intrinsic value of approximately $2 million and have a weighted average remaining contractual life of 7.3 years.

On May 2, 2007, the Company approved the grant of incentive awards of approximately $53 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

The grant date fair value of SSARs granted on May 2, 2007 was $9.86. Such fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) expected volatility of 24.7% based on both historical and implied volatility, (ii) expected life of 4.25 years, (iii) risk free interest rate of 4.5% and (iv) an expected dividend yield of 0.44%.

Stock-Based Compensation

During the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $6 million and $11 million, respectively, related to the incentive equity awards granted by the Company.

During the three and six months ended June 30, 2006, Cendant allocated pre-tax stock-based compensation expense of $4 million and $11 million, respectively, to the Company. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards.

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

	Three Months Ended June 30,
	2007		2006
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA (c)

Lodging	$186	$59	$176	$53
Vacation Exchange and Rentals	288	49	261	32
Vacation Ownership	629	100	518	84

Total Reportable Segments	1,103	208	955	169
Corporate and Other (a)(b)	(3)	3	–	(3)

Total Company	$1,100	$211	$955	$166

(a)	Includes the elimination of transactions between segments; excludes stand-alone company costs during the three months ended June 30, 2006.
(b)	Includes $17 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets, partially offset by $11 million of corporate costs during the three months ended June 30, 2007.
(c)	Includes separation and related costs of $5 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the three months ended June 30, 2007 and $1 million, $2 million and $2 million for Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the three months ended June 30, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended June 30,
	2007	2006

EBITDA	$211	$166
Depreciation and amortization	41	36
Interest expense (excluding interest on securitized vacation ownership debt)	18	23
Interest income	(2)	(12)

Income before income taxes	$154	$119

	Six Months Ended June 30,
	2007		2006
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA (c)

Lodging	$338	$104	$320	$94
Vacation Exchange and Rentals	601	134	543	109
Vacation Ownership	1,178	162	963	148

Total Reportable Segments	2,117	400	1,826	351
Corporate and Other (a)(b)	(5)	2	(1)	(3)

Total Company	$2,112	$402	$1,825	$348

(a)	Includes the elimination of transactions between segments; excludes stand-alone company costs during the six months ended June 30, 2006.
(b)	Includes $30 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets, partially offset by $23 million of corporate costs during the six months ended June 30, 2007.

(c)	Includes separation and related costs of $8 million and $5 million for Vacation Ownership and Corporate and Other, respectively, during the six months ended June 30, 2007 and $2 million, $2 million and $4 million for Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the six months ended June 30, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Six Months Ended
	June 30,
	2007	2006

EBITDA	$402	$348
Depreciation and amortization	79	70
Interest expense (excluding interest on securitized vacation ownership debt)	35	33
Interest income	(5)	(24)

Income before income taxes	$293	$269

12.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

      Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% of these Cendant liabilities. The amount of liabilities which were assumed by the Company in connection with the Separation approximated $373 million and $434 million at June 30, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $373 million is comprised of $16 million for litigation matters, $236 million for tax liabilities, $99 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $22 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $19 million of the $22 million pertain to litigation liabilities). Of these liabilities, $113 million are recorded in current due to former Parent and subsidiaries and $240 million are recorded in long-term due to former Parent and subsidiaries at June 30, 2007 on the Condensed Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $22 million relating to the FIN 45 guarantees is recorded in other current liabilities at June 30, 2007 on the Condensed Consolidated Balance Sheet. In addition, the Company has a $31 million receivable due from former Parent relating to a refund of excess funding paid to the Company’s former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet. At December 31, 2006, the Company had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet, which represented the Company’s right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which the Company owned a 37.5% interest pursuant to the Separation agreement. Upon the Company’s receipt of its share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. As of March 31, 2007, the $10 million receivable was reclassified to other non-current assets on the Condensed Consolidated Balance Sheets as the investment had been legally transferred to the Company from Avis Budget Group. Such amount was $10 million as of June 30, 2007. Accordingly, the Company owns a preferred stock investment and warrants in Affinion and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which the Company issued guarantees:

•	Contingent litigation liabilities The Company has assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. During the six months ended June 30, 2007, Cendant settled a number of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. As a result of these settlements and payments to Cendant, as well as other reductions, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was reduced from $40 million at December 31, 2006 to $16 million at June 30, 2007.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

      Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three and six months ended June 30, 2007, the Company recorded $3 million and $9 million, respectively, of expenses in the Condensed Consolidated Statements of Income related to these agreements.

      Separation and Related Costs

During the three and six months ended June 30, 2007, the Company incurred costs of $7 million and $13 million, respectively, in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses. During the three and six months ended June 30, 2006, the Company incurred costs of $5 million and $8 million, respectively, in connection with executing the Separation, consisting primarily of consulting and legal services and the acceleration of vesting of certain employee incentive awards.

13.	Related Party Transactions

      Net Intercompany Funding to Former Parent

The following table summarizes related party transactions occurring between the Company and Cendant:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Net intercompany funding to former Parent, beginning balance	$1,159	$1,125
Corporate-related functions	(24)	(49)
Income taxes, net	(21)	(73)
Net interest earned on net intercompany funding to former Parent	11	21
Advances to former Parent, net	104	205

Net intercompany funding to former Parent, ending balance	$1,229	$1,229

      Corporate-Related Functions

Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The Company was allocated $9 million and $17 million during the three and six months ended June 30, 2006, respectively, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Condensed Combined Statement of Income. There were no allocations during the three and six months ended June 30, 2007 since the Company was operating as a stand-alone company.

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, telecommunications and real estate usage for Company-specific space. The Company was allocated $15 million and $32 million during the three and six months ended June 30, 2006, respectively, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Condensed Combined Statement of Income. There were no allocations during the three and six months ended June 30, 2007 since the Company was operating as a stand-alone company.

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

      Net Interest Earned on Net Intercompany Funding to Former Parent

Prior to the Separation, Cendant swept cash from the Company’s bank accounts while the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, of $2,005 million as of June 30, 2006. Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest income of $11 million and $21 million during the three and six months ended June 30, 2006, respectively.

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

      Dividend Declaration

On July 31, 2007, the Company’s Board of Directors declared a dividend of $0.04 per share payable September 4, 2007 to shareholders of record as of August 13, 2007.

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

Prior to the separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $9 million and $17 million during the three and six months ended June 30, 2006, respectively.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended June 30, 2007 and 2006. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2007	2006	% Change

Lodging
Weighted average rooms available (a)	530,700	531,000	–
Number of properties (b)	6,460	6,440	–
RevPAR (c)	$38.35	$36.97	4
Royalty, marketing and reservation revenues (in 000s) (d)	$129,453	$125,409	3
Vacation Exchange and Rentals
Average number of members (000s) (e)	3,506	3,327	5
Annual dues and exchange revenues per member (f)	$132.33	$130.37	2
Vacation rental transactions (in 000s) (g)	326	310	5
Average net price per vacation rental (h)	$415.71	$374.91	11
Vacation Ownership
Gross VOI sales (in 000s) (i)	$523,000	$434,000	21
Tours (j)	304,000	273,000	11
Volume Per Guest (“VPG”) (k)	$1,596	$1,426	12

(a)	Represents the weighted average number of hotel rooms available for rental during the period.
(b)	Represents the number of lodging properties at the end of the period which are either (i) under franchise and/or management agreements or (ii) affiliated properties for which we receive a fee for reservation services provided. The amount in 2007 includes 19 unmanaged, affiliated and managed, non-proprietary hotels.
(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.
(d)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(g)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(h)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

Our consolidated results are as follows:

	Three Months Ended June 30,
	2007	2006	Change

Net revenues	$1,100	$955	$145
Expenses	930	825	105

Operating income	170	130	40
Interest expense	18	23	(5)
Interest income	(2)	(12)	10

Income before income taxes	154	119	35
Provision for income taxes	58	44	14

Net income	$96	$75	$21

During the second quarter of 2007, our net revenues increased $145 million (15%) principally due to (i) a $66 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $20 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume and an increase in the average net price per rental; (iii) a $18 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) $18 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (v) a $10 million increase in net revenues in our lodging business, primarily due to RevPAR growth and incremental net revenues generated by our TripRewards loyalty program and (vi) an $8 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $10 million. Such increases were partially offset by a $5 million decrease in our vacation exchange and rentals revenues related to an adjustment to previously recorded revenues relating to consulting activities in Asia Pacific.

Total expenses increased $105 million (13%) principally reflecting (i) a $78 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased costs related to the property management services that we provide at our vacation ownership business, corporate costs incurred as a stand-alone, public company and increased interest expense on our securitized debt, which is included in operating expenses; (ii) $31 million of increased cost of sales primarily associated with increased VOI sales; (iii) a $14 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across all our businesses; (iv) the unfavorable impact of foreign currency translation on expenses of $9 million; (v) $5 million in employee incentive program expenses at our vacation exchange and rentals business not incurred in the second quarter of 2006; (vi) $4 million of higher cost of sales on rentals of vacation stay intervals and (vii) $2 million of incremental costs related to our separation from Cendant. These increases were partially offset by (i) the absence of a $21 million charge recorded at our vacation exchange and rentals business during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions; (ii) $17 million related to the resolution of and adjustment to certain contingent liabilities and assets; (iii) the absence of $4 million of costs recorded at our vacation ownership business associated with the repair of one of our completed VOI resorts during the second quarter of 2006 and (iv) the absence of $3 million of costs incurred at our vacation exchange and rentals business during the second quarter of 2006 to support infrastructure growth. In addition, we recorded two items during the second quarter of 2007 related to a prior acquisition at our vacation ownership business: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition.

The increase in depreciation and amortization of $5 million primarily resulted from capital investments placed into service during the second half of 2006 and the first half of 2007. Interest expense decreased $5 million due to interest on local taxes payable to certain foreign jurisdictions, partially offset by higher interest rates and a higher average balance on borrowings. Interest income decreased $10 million in the second quarter of 2007 primarily due to our current capital structure as a result of the Separation. While we expect limited ongoing separation and related costs, we cannot estimate the effect of legacy matters for the remainder of 2007. Excluding the tax impact on such matters, we expect our effective tax rate to approximate 38%.

As a result of these items, our net income increased $21 million quarter-over-quarter.

Following is a discussion of the results of each of our reportable segments during the second quarter:

	Net Revenues			EBITDA
	2007	2006	% Change	2007	2006	% Change

Lodging	$186	$176	6	$59	$53	11
Vacation Exchange and Rentals	288	261	10	49	32	53
Vacation Ownership	629	518	21	100	84	19

Total Reportable Segments	1,103	955	15	208	169	23
Corporate and Other (a)	(3)	–	*	3	(3)	*

Total Company	$1,100	$955	15	211	166	27

Less: Depreciation and amortization				41	36
Interest expense (excluding interest on securitized vacation ownership debt)				18	23
Interest income				(2)	(12)

Income before income taxes				$154	$119

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $10 million (6%) and $6 million (11%), respectively, during the second quarter of 2007 compared with the second quarter of 2006 primarily reflecting strong RevPAR gains across the majority of our brands, which were partially offset in EBITDA by increased employee and information technology costs to support current and future growth, all of which are discussed in more detail below.

Net revenues in our lodging business increased primarily due to RevPAR growth of 4%, which was substantially driven by price increases, reflecting (i) the beneficial impact of management and marketing initiatives and a sharper focus on quality enhancements, including strengthening our brand standards, as well as (ii) an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete. Additionally, our TripRewards loyalty program generated an incremental $3 million of net revenues resulting from increased member stays. Our property management business also generated an incremental $2 million of reimbursable revenues primarily relating to payroll costs that we incur and pay on behalf of property owners and for which we are reimbursed by the property owners. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) $2 million of incremental employee-related costs primarily as a result of higher incentive and benefit costs and (ii) $2 million of increased information technology costs related to developing a more robust infrastructure to support current and future growth. Such increases were partially offset by a $1 million decrease in marketing spend due to a delay in certain marketing programs to later in the year.

As of June 30, 2007, we had 6,460 properties and 541,676 rooms in our system. Additionally, our hotel development pipeline included approximately 900 hotels and approximately 100,000 rooms, of which approximately 25% were international and approximately 46% were new construction as of June 30, 2007.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $27 million (10%) and $17 million (53%), respectively, in the second quarter of 2007 compared with the second quarter of 2006. Our increase in net revenues primarily reflects a $20 million increase in net revenues from rental transactions, an $8 million increase in annual dues and exchange revenues and a $4 million increase in ancillary revenues, partially offset by a $5 million decrease in revenues related to an adjustment to previously recorded revenues relating to consulting activities in Asia Pacific. Our increase in EBITDA primarily reflects an increase in expenses, as discussed below, partially offset by the absence of a $21 million charge recorded in second quarter 2006 related to local taxes payable to certain foreign jurisdictions. Net revenue and expense increases include $10 million and $9 million, respectively, from a weaker U.S. dollar compared to other foreign currencies and the related currency translation impact.

Net revenues generated from rental transactions and related services increased $20 million (17%) during the second quarter of 2007 driven by (i) a 5% increase in rental transaction volume and (ii) an 11% increase in the average net price per rental. Excluding the favorable impact of foreign exchange movements, average net price per rental increased 5%. The growth in rental transaction volume was primarily the result of increased bookings and arrivals at our Novasol and Landal businesses, which primarily resulted from (i) enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations and (ii) improved local economies. Such growth was partially offset by a decline primarily related to our French destination camping activities. The increase in net revenues from rental transactions and the average net price per rental includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $7 million.

Annual dues and exchange revenues increased $8 million (7%) during the second quarter of 2007 as compared with the second quarter of 2006 primarily due to a 2% increase in annual dues and exchange revenue per member and a 5% increase in the average number of members. The increase in the annual dues and exchange revenue per member was a result of favorable transaction pricing, partially offset by a 3% decline in exchange transactions per average member as compared with second quarter 2006. We believe that a growing trend in timeshare vacation ownership sales to sell multiyear products, whereby the members have access to the product every second or third year, has a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues from various sources collectively increased $4 million during the second quarter of 2007 as compared with the second quarter of 2006 primarily including fees from club servicing, fees from our credit card loyalty program and fees generated from programs with affiliates, partially offset by a $5 million decrease in revenues related to an adjustment to previously recorded revenues relating to consulting activities in Asia Pacific. The increase in annual dues and exchange revenues and ancillary revenues includes the translation effects of foreign exchange movements, which favorably impacted revenues by $3 million.

EBITDA further reflects an increase in expenses of $10 million (4%) primarily driven by (i) a $9 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume, as discussed above, and increased staffing costs to support member growth and increased call volumes, (ii) the unfavorable impact of foreign currency translation on expenses of $9 million, (iii) $5 million in employee incentive program expenses not incurred in the second quarter of 2006, (iv) $4 million of incremental expenses incurred for product and geographic expansion, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities and (v) $4 million of higher cost of sales on rentals of vacation stay intervals. These increases were partially offset by (i) the absence of a $21 million charge recorded during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions.

Vacation Ownership

Net revenues and EBITDA increased $111 million (21%) and $16 million (19%), respectively, during the second quarter of 2007 compared with the second quarter of 2006. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of operational changes made during 2006 that resulted in the recognition of revenues that would have otherwise been deferred until a later date under the provisions of SFAS No. 152. The impact of these operational changes in 2006 resulted in higher net revenues and EBITDA of $25 million and $13 million, respectively, that were not replicated in the second quarter of 2007.

Gross sales of VOIs at our vacation ownership business increased $89 million (21%) in the second quarter of 2007, driven principally by an 11% increase in tour flow and a 12% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenue and EBITDA comparisons were negatively impacted by $5 million and $3 million, respectively, as a result of the deferral of VOI sales under the percentage- of-completion method of accounting. Net revenues were also impacted by $18 million of incremental property management fees during the second quarter of 2007 primarily as a result of growth in the number of units under management.

In addition, net revenues and EBITDA increased $18 million and $8 million, respectively, during the second quarter of 2007 due to net interest income earned on contract receivables of $63 million during the second quarter of 2007 as compared to $55 million during the second quarter of 2006. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the second quarter of 2007. We paid interest expense on our securitized debt of $25 million at a weighted average rate of 5.2% during the second quarter of 2007 compared to $15 million at a weighted average rate of 4.2% during the second quarter of 2006. Our net interest income margin decreased from 79% during the second quarter of 2006 to 72% during the second quarter of 2007 due to increased interest expense paid on our $155 million Premium Yield Facility 2007-A, which we closed during February 2007, interest expense paid on our $600 million securitized term notes, Sierra Timeshare 2007-1 Receivables Funding, LLC, issued in May 2007, increased interest rates, as described above, and an increased average balance on our other securitized debt facilities during second quarter 2007 as compared to second quarter 2006.

EBITDA further reflects an increase of approximately $99 million (24%) in operating, marketing and administrative expenses, exclusive of the impact of the operational changes made in conjunction with the adoption of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $33 million of increased cost of sales primarily associated with increased VOI sales, (ii) $19 million of additional commission expense associated with increased VOI sales, (iii) $13 million of increased costs related to the property management services discussed above, (iv) $12 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (v) $11 million of incremental marketing expenses to support sales efforts and (vi) $3 million of costs related to our separation from Cendant. Such increases were partially offset by the absence of $4 million of costs associated with the repair of one of our completed VOI resorts during the second quarter of 2006. In addition, we recorded two items during the second quarter of 2007 related to a prior acquisition: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from to such acquisition.

Corporate and Other

Corporate and Other expenses decreased $9 million in the second quarter of 2007 compared with the second quarter of 2006. Such decrease primarily includes $17 million related to the resolution of and adjustment to certain contingent liabilities and assets, partially offset by $10 million of stand-alone, corporate costs incurred during the second quarter of 2007.

Interest Expense/Interest Income

Interest expense decreased $5 million in the second quarter of 2007 compared with the second quarter of 2006 primarily as a result of (i) the absence of $11 million of interest on local taxes payable to certain foreign jurisdictions, (ii) a decline of $9 million of interest paid on our vacation ownership asset-linked debt due to its elimination by our former Parent in July 2006 and (iii) a $2 million increase in capitalized interest at our vacation ownership business increased due to the development of vacation ownership inventory, partially offset by $17 million of interest paid on the new borrowing arrangements that we entered into in July 2006 and December 2006. Interest income decreased $10 million in the second quarter of 2007 compared with the second quarter of 2006 primarily as a result of an $11 million decrease in net interest income earned on advances between us and our former Parent, since those advances were eliminated upon our separation from Cendant, partially offset by a $1 million increase in interest income earned on invested cash balances as a result of a increase in cash available for investment.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

Our consolidated results are as follows:

	Six Months Ended June 30,
	2007	2006	Change

Net revenues	$2,112	$1,825	$287
Expenses	1,789	1,547	242

Operating income	323	278	45
Interest expense	35	33	2
Interest income	(5)	(24)	19

Income before income taxes	293	269	24
Provision for income taxes	111	101	10

Income before cumulative effect of accounting change	182	168	14
Cumulative effect of accounting change, net of tax	–	(65)	65

Net income	$182	$103	$79

During the six months ended June 30, 2007, our net revenues increased $287 million (16%) principally due to (i) a $131 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $38 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume and an increase in the average net price per rental; (iii) a $34 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) $34 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (v) a $17 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member; (vi) a $15 million increase in organic net revenues in our lodging business, primarily due to RevPAR growth and incremental net revenues generated by our TripRewards loyalty program; (vii) $8 million of incremental ancillary revenues from our vacation exchange and rentals business and (viii) $3 million of incremental net revenues generated as a result of the acquisition of the Baymont Inn & Suites brand. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $21 million. Such increases were partially offset by a $5 million decrease in our vacation exchange and rentals revenues related to an adjustment to previously recorded revenues relating to consulting activities in Asia Pacific.

Total expenses increased $242 million (16%) principally reflecting (i) a $151 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased costs related to the property management services that we provide at our vacation ownership business, corporate costs incurred as a stand-alone, public company and increased interest expense on our securitized debt, which is included in operating expenses; (ii) $69 million of increased cost of sales primarily associated with increased VOI sales; (iii) a $34 million increase in organic marketing and reservation expenses primarily resulting from increased marketing initiatives across our vacation ownership and vacation exchange and rentals businesses; (iv) the unfavorable impact of foreign currency translation on expenses of $19 million; (v) $9 million in employee incentive program expenses at our vacation exchange and rentals business not incurred during the six months ended June 30, 2006; (vi) $7 million of higher cost of sales on rentals of vacation stay intervals and (vii) $5 million of incremental costs related to our separation from Cendant. These increases were partially offset by (i) $30 million related to the resolution of and adjustment to certain contingent liabilities and assets; (ii) the absence of a $21 million charge recorded at our vacation exchange and rentals business during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions; (iii) the absence of $4 million of costs recorded at our vacation ownership business associated with the repair of one of our completed VOI resorts during the second quarter of 2006 and (iv) the absence of $4 million of costs incurred at our vacation exchange and rentals business during the second quarter of 2006 to support infrastructure growth. In addition, we recorded the two items during the second quarter of 2007 related to a prior acquisition at our vacation ownership business: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition.

The increase in depreciation and amortization of $9 million primarily resulted from capital investments placed into service during the second half of 2006 and the first half of 2007. Interest expense increased $2 million and interest income decreased $19 million during the six months ended June 30, 2007 primarily due to our current capital structure as a result of the Separation. While we expect limited ongoing separation and related costs, we cannot estimate the effect of legacy matters for the remainder of 2007. Excluding the tax impact on such matters, we expect our effective tax rate to approximate 38%.

We recorded an after tax charge of $65 million during the first quarter of 2006 as a cumulative effect of an accounting change related to the adoption of SFAS No. 152. Such charge consisted of (i) a pre-tax charge of $105 million representing the deferral of revenue, costs associated with sales of VOIs that were recognized prior to January 1, 2006 and the recognition of certain expenses that were previously deferred and (ii) an associated tax benefit of $40 million.

As a result of these items, our net income increased $79 million during the six months ended June 30, 2007 over the same period in 2006.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30, 2007:

	Net Revenues			EBITDA
	2007	2006	% Change	2007	2006	% Change

Lodging	$338	$320	6	$104	$94	11
Vacation Exchange and Rentals	601	543	11	134	109	23
Vacation Ownership	1,178	963	22	162	148	9

Total Reportable Segments	2,117	1,826	16	400	351	14
Corporate and Other (a)	(5)	(1)	*	2	(3)	*

Total Company	$2,112	$1,825	16	402	348	16

Less: Depreciation and amortization				79	70
Interest expense (excluding interest on securitized vacation ownership debt)				35	33
Interest income				(5)	(24)

Income before income taxes				$293	$269

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $18 million (6%) and $10 million (11%), respectively, in the six months ended June 30, 2007 compared with the same period in 2006 primarily reflecting strong RevPAR gains across the majority of our brands and the April 2006 acquisition of the Baymont Inn & Suites brand, which were partially offset in EBITDA by increased employee and information technology costs, all of which are discussed in more detail below.

The acquisition of the Baymont Inn & Suites brand contributed incremental net revenues and EBITDA of $3 million and $2 million, respectively. Apart from this acquisition, net revenues in our lodging business increased $15 million (4%) in the six months ended June 30, 2007 compared with the same period in 2006. Such increase was primarily due to organic RevPAR growth of 3%, which was driven by both price and occupancy increases reflecting (i) the beneficial impact of management and marketing initiatives and a sharper focus on quality enhancements, including strengthening our brand standards, as well as (ii) an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete. Additionally, our TripRewards loyalty program generated an incremental $5 million in net revenues due to increased member stays. Our property management business also generated an incremental $2 million of incremental reimbursable revenues primarily relating to payroll costs that we incur and pay on behalf of property owners and for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) $5 million of increased employee-related costs primarily as a result of higher incentive costs and higher benefit costs and (ii) $2 million of increased information technology costs related to developing a more robust infrastructure to support current and future growth.

Although a delay in certain marketing programs has caused a $2 million decrease in our marketing spend, we continue to invest in the Wyndham Hotels and Resorts brand through enhanced marketing efforts. During the six months ended June 30, 2007, we invested $5 million above the marketing fees we received from franchisees, which is comparable to the amount we spent during the same period in 2006.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $58 million (11%) and $25 million (23%), respectively, in the six months ended June 30, 2007 compared with the same period in 2006. Our increase in net revenues primarily reflects a $38 million increase in net revenues from rental transactions, a $17 million increase in annual dues and exchange revenues and an $8 million increase in ancillary revenues, partially offset by a $5 million decrease in revenues related to an adjustment to previously recorded revenues relating to consulting activities in Asia Pacific. Our increase in EBITDA primarily reflects an increase in expenses, as discussed below, partially offset by the absence of a $21 million charge recorded in second quarter 2006 related to local taxes payable to certain foreign jurisdictions. Net revenue and expense increases include $21 million and $19 million, respectively, from a weaker U.S. dollar compared to other foreign currencies and the related currency translation impact.

Net revenues generated from rental transactions and related services increased $38 million (16%) during the six months ended June 30, 2007 driven by (i) a 4% increase in rental transaction volume and (ii) an 11% increase in the average net price per rental. Excluding the favorable impact of foreign exchange movements, average net price per rental increased 5%. The growth in rental transaction volume was primarily due to increased bookings and arrivals at our Novasol and Landal businesses, which primarily resulted from (i) enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations and (ii) improved local economies. Such growth was partially offset by a decline primarily related to our French destination camping activities. The increase in net revenues from rental transactions and the average net price per rental includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $16 million.

Annual dues and exchange revenues increased $17 million (7%) during the six months ended June 30, 2007 as compared with the same period in 2006 primarily due to a 2% increase in annual dues and exchange revenue per member and a 5% increase in the average number of members. The increase in the annual dues and exchange revenue per member was a result of favorable transaction pricing, partially offset by a 3% decline in exchange transactions per average member as compared with the six months ended June 30, 2006. We believe that a growing trend in timeshare vacation ownership sales to sell multiyear products, whereby the members have access to the product every second or third year, has a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues from various sources collectively increased $8 million during the six months ended June 30, 2007 as compared with the same period in 2006 primarily including additional consulting fees, fees from club servicing, fees from our credit card loyalty program and fees generated from programs with affiliates, partially offset by a $5 million decrease in revenues related to an adjustment to previously recorded revenues relating to consulting activities in Asia Pacific. The increase in annual dues and exchange revenues and ancillary revenues includes the translation effects of foreign exchange movements, which favorably impacted revenues by $5 million.

EBITDA further reflects an increase in expenses of $33 million (8%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $19 million, (ii) a $14 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume, as discussed above, and increased staffing costs to support member growth and increased call volumes, (iii) $9 million in employee incentive program expenses not incurred in the six months ended June 30, 2006, (iv) $7 million of higher cost of sales on rentals of vacation stay intervals and (v) $4 million of incremental expenses incurred for product and geographic expansion, including increased marketing campaigns, timing of certain other marketing expenses, expansion of property recruitment efforts and investment in our consulting and international activities. These increases were partially offset by (i) the absence of a $21 million charge recorded during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions.

Vacation Ownership

Net revenues and EBITDA increased $215 million (22%) and $14 million (9%), respectively, during the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of operational changes made during 2006 that resulted in the recognition of revenues that would have otherwise been deferred until a later date under the provisions of SFAS No. 152. The impact of these operational changes in 2006 resulted in higher net revenues and EBITDA of $62 million and $33 million, respectively, that were not replicated during the six months ended June 30, 2007.

Gross sales of VOIs at our vacation ownership business increased $162 million (21%) during the six months ended June 30, 2007, driven principally by a 13% increase in tour flow and an 11% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenue and EBITDA comparisons were negatively impacted by $13 million and $7 million, respectively, as a result of the deferral of VOI sales under the percentage-of-completion method of accounting. Net revenues were also impacted by $34 million of incremental property management fees during the six months ended June 30, 2007 primarily as a result of growth in the number of units under management.

In addition, net revenues and EBITDA increased $34 million and $15 million, respectively, during the six months ended June 30, 2007 due to net interest income earned on contract receivables of $121 million during the six months ended June 30, 2007 as compared to $106 million during the six months ended June 30, 2006. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the six months ended June 30, 2007. We paid interest expense on our securitized debt of $48 million at a weighted average rate of 5.1% during the six months ended June 30, 2007 compared to $29 million at a weighted average rate of 4.2% during the six months ended June 30, 2006. Our net interest income margin decreased from 79% during the six months ended June 30, 2006 to 72% during the six months ended June 30, 2007 due to increased interest expense paid on our $155 million Premium Yield Facility 2007-A, which we closed during February 2007, interest expense paid on our $600 million securitized term notes, Sierra Timeshare 2007-1 Receivables Funding, LLC, issued in May 2007 and increased interest rates, as described above, and an increased average balance on our other securitized debt facilities during the six months ended June 30, 2007 as compared to the same period during 2006.

EBITDA further reflects an increase of approximately $217 million (29%) in operating, marketing and administrative expenses, exclusive of the impact of the operational changes made in conjunction with the adoption of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $71 million of increased cost of sales primarily associated with increased VOI sales, (ii) $41 million of additional commission expense associated with increased VOI sales, (iii) $32 million of incremental marketing expenses to support sales efforts, (iv) $28 million of increased costs related to the property management services discussed above, (v) $18 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business and (vi) $6 million of costs related to our separation from Cendant. Such increases were partially offset by the absence of $4 million of costs associated with the repair of one of our completed VOI resorts during the six months ended June 30, 2006. In addition, we recorded two items during the second quarter of 2007 related to a prior acquisition: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition.

Corporate and Other

Corporate and Other expenses decreased $9 million in the six months ended June 30, 2007 compared with the six months ended June 30, 2006. Such decrease primarily includes $30 million related to the resolution of and adjustment to certain liabilities and assets, partially offset by $23 million of stand-alone, corporate costs incurred during the second quarter of 2007.

Interest Expense/Interest Income

Interest expense increased $2 million during the six months ended June 30, 2007 compared with the same period in 2006 primarily as a result of $35 million of interest paid on the new borrowing arrangements that we entered into in July 2006 and December 2006, partially offset by (i) a decline of $16 million of interest paid on our vacation ownership asset-linked debt due to its elimination by our former Parent in July 2006, (ii) the absence of $11 million of interest on local taxes payable to certain foreign jurisdictions and (iii) a $6 million increase in capitalized interest at our vacation ownership business increased due to the development of vacation ownership inventory. Interest income decreased $19 million during the six months ended June 30, 2007 compared with the same period in 2006 primarily as a result of a $21 million decrease in net interest income earned on advances between us and our former Parent, since those advances were eliminated upon our separation from Cendant, partially offset by a $2 million increase in interest income earned on invested cash balances as a result of a increase in cash available for investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006	Change

Total assets	$9,994	$9,520	$474
Total liabilities	6,694	5,961	733
Total stockholders’ equity	3,300	3,559	(259)

Total assets increased $474 million from December 31, 2006 to June 30, 2007 primarily due to (i) a $257 million increase in vacation ownership contract receivables, net resulting from increased VOI sales, (ii) a $125 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, (iii) an $81 million increase in other non-current assets primarily due to increased restricted cash, deferred financing costs and derivatives at our vacation ownership business resulting from our new securitization facilities and an investment made within our lodging business to acquire a minority equity interest, (iv) a $69 million increase in other current assets primarily due to increased restricted cash resulting from increased VOI sales and contractual renovations at one of our managed Landal parks, increased assets held for sale due to the approved sale of certain vacation ownership assets and the timing of receivables that will reverse in the third and/or fourth quarters of 2007 and (v) a $31 million increase in property and equipment primarily due to building within our vacation ownership and vacation exchange and rentals businesses and additions related to back office expenditures at corporate resulting from our separation from Cendant. Such increases were partially offset by a $71 million decrease in due from former Parent and subsidiaries related to payments made from Cendant to reimburse us for monies they collected on our behalf and expenses we paid on their behalf relating to the separation and the reduction of our right to receive proceeds from the sale of Cendant’s preferred stock sale investment in and warrants of Affinion as a result of Affinion’s redemption of a portion of the preferred stock investment owned by Avis Budget Group.

Total liabilities increased $733 million primarily due to (i) $516 million of additional net borrowings reflecting an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million entered into in May 2007, $215 million of net proceeds from borrowings on our revolving credit facility and a $155 million securitization facility entered into in February 2007, partially offset by $271 million of payments made on our securitized vacation ownership term notes, $134 million of net payments made on our securitized vacation ownership bank conduit facility and $73 million to repay our vacation rental bank borrowings, (ii) a $91 million increase in deferred income primarily due to cash received in advance on arrival-based bookings and increased deferred revenue resulting from new enrollments and renewals within our vacation exchange and rentals business, (iii) a $79 million increase in accrued expenses and other current liabilities primarily due to increased accrued legal settlements at our vacation ownership and vacation exchange and rentals businesses, increased marketing expenses to promote growth in our businesses, increased accrued health and welfare benefits and increased local taxes payable to certain foreign jurisdictions within our vacation exchange and rentals business, (iv) a $77 million increase in deferred income taxes primarily attributable to higher VOI sales, (v) a $24 million increase in accounts payable primarily due to seasonality of bookings at our vacation exchange and rentals business, partially offset by timing differences of payments on accounts payable at the corporate level and (vi) a $14 million increase in other non-current liabilities primarily due to the establishment of a $20 million liability for unrecognized tax benefits in connection with our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. Such increases were partially offset by a $68 million decrease in due to former Parent and subsidiaries primarily as a result of our payment of or other reductions in certain contingent and other corporate liabilities of our former Parent or its subsidiaries which were created upon our separation.

Total stockholders’ equity decreased $259 million principally due to $463 million of treasury stock purchased through our stock repurchase program. Such decrease was partially offset by (i) $182 million of net income generated during the six months ended June 30, 2007 and (ii) a reduction in retained earnings of $20 million related to the establishment of a liability for unrecognized tax benefits in connection with our adoption of FIN 48.

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

CASH FLOWS

During the six months ended June 30, 2007 and 2006, we had a net change in cash and cash equivalents of $18 million and $49 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2007	2006	Change

Cash provided by (used in):
Operating activities	$90	$201	$(111)
Investing activities	(154)	(283)	129
Financing activities	45	130	(85)
Effects of changes in exchange rate on cash and cash equivalents	1	1	–

Net change in cash and cash equivalents	$(18)	$49	$(67)

Operating Activities

During the six months ended June 30, 2007, we generated $111 million less cash from operating activities as compared to the same period in 2006, which principally reflects (i) higher investments in vacation ownership contract receivables and inventory and (ii) less cash received in connection with advanced bookings in arrival based business within our vacation exchange and rentals business for which the revenue recognition is deferred. Such change was partially offset by increased deferred income taxes primarily attributable to higher VOI sales. Inventory and vacation ownership contract receivables are expected to increase for the remainder of 2007 due to growth in VOI sales. The growth in vacation ownership receivables will be partially funded by net proceeds received from secured borrowings.

Investing Activities

During the six months ended June 30, 2007, we used $129 million less cash for investing activities as compared with the same period in 2006. The decrease in cash outflows primarily relates to (i) the absence of $110 million of intercompany funding to former Parent due to our separation from Cendant and (ii) lower acquisition-related payments of $55 million due to the acquisition of the Baymont brand for approximately $60 million in cash during 2006. Such decreases in cash outflows were partially offset by (i) an increase of $21 million in investments and development advances primarily due an investment made within our lodging business to acquire a minority equity interest and (ii) an increase of $21 million in capital expenditures primarily due to additions at our vacation ownership business and corporate infrastructure costs associated with our separation from Cendant.

Financing Activities

During the six months ended June 30, 2007, we generated $85 million less cash from financing activities as compared with the same period in 2006, which principally reflects incremental cash outflows of (i) $701 million related to incremental payments made on securitized vacation ownership debt, (ii) $476 million for our stock repurchase program, (iii) $435 million of payments made to reduce our revolving credit facility balance, (iv) our repayment of the outstanding balance of $73 million of vacation rentals bank borrowings and (v) $50 million of less proceeds from borrowings on our vacation ownership asset-linked debt, which was eliminated by our former Parent in July 2006 and (vi) $4 million of additional payments made on vacation rentals capital leases. Such cash outflows were partially offset by (i) incremental proceeds of $961 million received from additional securitized vacation ownership debt, including $600 million from our series of secured notes payable entered into in May 2007 and $155 million from our premium yield facility entered into in February 2007, (ii) $650 million of proceeds from borrowings on our revolving credit facility and (iii) $18 million of additional proceeds from our vacation ownership bank borrowings.

We intend to continue to invest in capital improvements, technological improvements in our lodging business and the development of our vacation ownership, vacation rentals and mixed-use properties. In addition, we may seek to acquire additional franchise agreements, property management contracts and ownership interests in hotel or vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We anticipate spending approximately $185 to $230 million on capital expenditures in 2007 including the improvement of technology and maintenance of technological advantages, routine improvements and information technology infrastructure enhancements resulting from our separation from Cendant. We also anticipate spending approximately $650 to $750 million relating to vacation ownership development projects in 2007. The majority of the expenditures required to complete our capital spending programs and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures will be financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

On February 13, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase up to $400 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. We substantially completed such program during June of 2007 with 11.7 million shares purchased at an average price of $35.26. During the period July 1, 2007 through August 8, 2007, we did not repurchase any shares. We currently have $2 million remaining availability in our program due to proceeds received from stock option exercises during the period July 1, 2007 through August 8, 2007.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	June 30,	December 31,
	2007	2006

Securitized vacation ownership debt:
Term notes	$1,322	$838
Bank conduit facility (a)	491	625

Total securitized vacation ownership debt	$1,813	$1,463

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	215	–
Bank borrowings:
Vacation ownership	130	103
Vacation rentals (d)	–	73
Vacation rentals capital leases	147	148
Other	14	17

Total long-term debt	$1,603	$1,437

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,000 million. The borrowings under this bank conduit facility have a maturity date of December 2009.
(b)	These notes represent $800 million aggregate principal less $3 million of original issue discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of June 30, 2007, we had $42 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $643 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

On February 12, 2007, we closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. As of June 30, 2007, we had $155 million of outstanding borrowings under this facility.

On May 23, 2007, we closed an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes. As of June 30, 2007, we had $535 million of outstanding borrowings under this facility.

As of June 30, 2007, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt
Term notes	$1,322	$1,322	$–
Bank conduit facility	1,000	491	509

Total securitized vacation ownership debt (a)	$2,322	$1,813	$509

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$–
Term loan (due July 2011)	300	300	–
Revolving credit facility (due July 2011) (b)	900	215	685
Bank borrowings:
Vacation ownership (c)	192	130	62
Vacation rentals capital leases (d)	147	147	–
Other	14	14	–

Total long-term debt	$2,350	$1,603	747

Less: Issuance of letters of credit (b)			42

			$705

(a)	These outstanding borrowings are collateralized by $2,288 million of underlying vacation ownership contract receivables and related assets. The capacity of our bank conduit facility is subject to our ability to provide additional assets to collateralize such facility.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of June 30, 2007, the available capacity of $685 million was further reduced by $42 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $151 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated Balance Sheet.

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

As of June 30, 2007, we were in compliance with all of the covenants described above including the required financial ratios.

LIQUIDITY RISK

Our liquidity position may be negatively affected by unfavorable conditions in the markets in which we operate. Our liquidity as it relates to our vacation ownership financings could be adversely affected if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain ratios, which may occur in certain instances if the credit quality of the underlying vacation ownership contract receivables deteriorates. Our ability to sell vacation ownership contract receivables depends on the continued ability of the capital markets to provide financing to the entities that buy the vacation ownership contract receivables and their continuing interest in extending such credit.

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

Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. The amount of liabilities which we assumed in connection with the Separation approximated $373 million and $434 million at June 30, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant Corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $373 million is comprised of $16 million for litigation matters, $236 million for tax liabilities, $99 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $22 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $19 million of the $22 million pertain to litigation liabilities). Of these liabilities, $113 million are recorded in current due to former Parent and subsidiaries and $240 million are recorded in long-term due to former Parent and subsidiaries at June 30, 2007 on the Condensed Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $22 million relating to the FIN 45 guarantees is recorded in other current liabilities at June 30, 2007 on the Condensed Consolidated Balance Sheet. In addition, we have a $31 million receivable due from former Parent relating to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet. At December 31, 2006, we had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet, which represented our right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which we owned a 37.5% interest pursuant to the Separation agreement. Upon our receipt of our share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. As of March 31, 2007, the $10 million receivable was reclassified to other non-current assets on the Condensed Consolidated Balance Sheets as the investment had been legally transferred to us from Avis Budget Group. Such amount was $10 million as of June 30, 2007. Accordingly, we own a preferred stock investment and warrants in Affinion and account for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We have assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. During the six months ended June 30, 2007, Cendant settled a number of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. As a result of these settlements and payments to Cendant, as well as other reductions, our aggregate accrual for outstanding Cendant contingent litigation liabilities was reduced from $40 million at December 31, 2006 to $16 million at June 30, 2007.

•	Contingent tax liabilities We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

•	Cendant contingent and other corporate liabilities We have has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three and six months ended June 30, 2007, we recorded $3 million and $9 million, respectively, of expenses in the Condensed Consolidated Statements of Income related to these agreements.

Separation and Related Costs

During the three and six months ended June 30, 2007, we incurred costs of $7 million and $13 million, respectively, in connection with executing the Separation. Such costs consisted primarily of expenses related to the rebranding initiative at our vacation ownership business and certain transitional expenses. During the three and six months ended June 30, 2006, we incurred costs of $5 million and $8 million, respectively, in connection with executing the Separation, consisting primarily of consulting and legal services and the acceleration of vesting of employee incentive awards.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on July 1st of each of the years set forth below:

	2007	2008	2009	2010	2011	Thereafter	Total

Securitized debt (a)	$242	$267	$460	$130	$131	$583	$1,813
Long-term debt (b)	140	10	10	20	525	898	1,603
Operating leases	46	46	39	32	23	53	239
Other purchase commitments (c)	313	55	49	37	20	6	480

Total (d)	$741	$378	$558	$219	$699	$1,540	$4,135

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2007 through 2010, $50 million during 2011 and $215 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties.
(d)	Excludes $22 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence claims asserted in connection with acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection act and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

Cendant Litigation

Under the separation agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs related to the Cendant litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the filing of this report, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Three lawsuits remain unresolved in addition to the matters described below.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended June 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under
Period	of Shares Purchased	Paid per Share	Announced Plan	Plan
April 1 - 30, 2007	2,661,045	$35.04	2,661,045	$136,348,918
May 1 - 31, 2007	1,550,000	$36.75	1,550,000	$82,503,855
June 1 - 30, 2007 (*)	2,312,700	$36.87	2,312,700	$–
Total	6,523,745	$36.10	6,523,745	$–

(*)	Includes 187,700 shares purchased for which the trade date occurred during June 2007 while settlement occurred in July 2007.

On February 13, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables the Company to purchase up to $400 million of its common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the three months ended June 30, 2007, repurchase capacity increased $7 million from proceeds received from stock option exercises, partially offset by $3 million of costs associated with privately negotiated transactions. The Company substantially completed such program during June of 2007 with 11.7 million shares purchased at an average price of $35.26. During the period July 1, 2007 through August 8, 2007, the Company did not repurchase any shares. The Company currently has $2 million remaining availability in its program due to proceeds received from stock option exercises during the period July 1, 2007 through August 8, 2007.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 26, 2007. The shareholders (1) elected directors The Right Honourable Brian Mulroney and Michael H. Wargotz; and (2) ratified the appointment of Deloitte and Touche LLP as the Company’s independent registered public accounting firm for 2007.

The following table sets forth the votes cast at the Annual Meeting of Shareholders on April 26, 2007, with respect to each of the matters described above. There were no broker non-votes on the matters submitted to a vote.

MATTER	FOR	WITHHELD	ABSTAIN
The Right Honourable Brian Mulroney	149,294,626	16,969,453	–
Michael H. Wargotz	154,810,787	11,453,292	–
Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007	164,729,975	579,447	954,694

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: August 9, 2007	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: August 9, 2007	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Letter re: Unaudited Interim Financial Information.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith