Form 10-Q
period 2007-09-30
WYNDHAM WORLDWIDE CORP
filed 2007-11-08
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock was 177,922,975 shares as of October 31, 2007.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors and Shareholders
Parsippany, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of September 30, 2007, the related condensed consolidated and combined statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the related condensed consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rentals and vacation ownership businesses of Cendant. Included in Notes 12 and 13 of the condensed consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 12 to the condensed consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees. As discussed in Note 1 to the condensed consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions. Also as discussed in Notes 1 and 7 of the condensed consolidated and combined financial statements, the Company adopted the provisions for accounting for uncertainty in income taxes, as of January 1, 2007.

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

/s/  Deloitte & Touche LLP
Parsippany, New Jersey
November 8, 2007

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues
Vacation ownership interest sales	$467	$396	$1,283	$1,081
Service fees and membership	442	392	1,232	1,088
Franchise fees	155	146	406	389
Consumer financing	93	77	261	211
Other	59	36	146	103

Net revenues	1,216	1,047	3,328	2,872

Expenses
Operating	469	382	1,323	1,083
Cost of vacation ownership interests	101	92	296	239
Marketing and reservation	229	198	632	566
General and administrative	174	131	419	385
Separation and related costs	3	68	16	76
Depreciation and amortization	43	37	122	107

Total expenses	1,019	908	2,808	2,456

Operating income	197	139	520	416
Other income, net	(8)	—	(8)	—
Interest expense	20	17	55	50
Interest income (including $0 and $2 and $0 and $24 from former Parent and subsidiaries)	(4)	(5)	(9)	(30)

Income before income taxes	189	127	482	396
Provision for income taxes	72	35	184	137

Income before cumulative effect of accounting change	117	92	298	259
Cumulative effect of accounting change, net of tax	—	—	—	(65)

Net income	$117	$92	$298	$194

Earnings per share
Basic
Income before cumulative effect of accounting change	$0.65	$0.46	$1.63	$1.29
Net income	0.65	0.46	1.63	0.97
Diluted
Income before cumulative effect of accounting change	$0.65	$0.45	$1.62	$1.29
Net income	0.65	0.45	1.62	0.97

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$231	$269
Trade receivables, net	419	429
Vacation ownership contract receivables, net	286	257
Inventory	554	520
Prepaid expenses	150	168
Deferred income taxes	93	105
Due from former Parent and subsidiaries	32	65
Other current assets	245	239

Total current assets	2,010	2,052

Long-term vacation ownership contract receivables, net	2,555	2,123
Non-current inventory	566	434
Property and equipment, net	978	916
Goodwill	2,728	2,699
Trademarks	621	621
Franchise agreements and other intangibles, net	414	417
Due from former Parent and subsidiaries	—	37
Other non-current assets	328	221

Total assets	$10,200	$9,520

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$304	$178
Current portion of long-term debt	159	115
Accounts payable	342	377
Deferred income	580	545
Due to former Parent and subsidiaries	139	187
Accrued expenses and other current liabilities	733	575

Total current liabilities	2,257	1,977

Long-term securitized vacation ownership debt	1,621	1,285
Long-term debt	1,386	1,322
Deferred income taxes	890	782
Deferred income	274	269
Due to former Parent and subsidiaries	240	234
Other non-current liabilities	124	92

Total liabilities	6,792	5,961

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 203,682,193 in 2007 and 202,294,898 shares in 2006	2	2
Additional paid-in capital	3,611	3,566
Retained earnings	427	156
Accumulated other comprehensive income	197	184
Treasury stock, at cost — 25,686,504 shares in 2007 and 11,877,600 shares in 2006	(829)	(349)

Total stockholders’ equity	3,408	3,559

Total liabilities and stockholders’ equity	$10,200	$9,520

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Operating Activities
Net income	$298	$194
Cumulative effect of accounting change, net of tax	—	65

Income before cumulative effect of accounting change	298	259
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	122	107
Provision for loan losses	222	180
Deferred income taxes	99	30
Stock-based compensation	18	8
Excess tax benefits from stock-based compensation	(7)	—
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	24	(3)
Vacation ownership contract receivables	(669)	(410)
Inventory	(185)	(213)
Prepaid expenses	9	(60)
Accounts payable, accrued expenses and other current liabilities	118	242
Due to former Parent and subsidiaries, net	5	—
Deferred income	28	44
Other, net	(8)	—

Net cash provided by operating activities	74	184

Investing Activities
Property and equipment additions	(135)	(118)
Net assets acquired, net of cash acquired, and acquisition-related payments	(13)	(106)
Proceeds from asset sales	26	—
Net intercompany funding to former Parent and subsidiaries	—	(117)
Equity investments and development advances	(46)	(4)
Increase in restricted cash	(15)	(44)
Other, net	—	(2)

Net cash used in investing activities	(183)	(391)

Financing Activities
Proceeds from securitized borrowings	1,754	1,227
Principal payments on securitized borrowings	(1,292)	(1,032)
Proceeds from non-securitized borrowings	957	1,790
Principal payments on non-securitized borrowings	(875)	(995)
Dividend to shareholders	(7)	—
Dividend to former Parent	—	(1,360)
Capital contribution from former Parent	—	760
Repurchase of common stock	(497)	(111)
Proceeds from stock option exercises	21	1
Debt issuance costs	(7)	(8)
Excess tax benefits from stock-based compensation	7	—
Other, net	1	(3)

Net cash provided by financing activities	62	269

Effect of changes in exchange rates on cash and cash equivalents	9	(1)

Net increase (decrease) in cash and cash equivalents	(38)	61
Cash and cash equivalents, beginning of period	269	99

Cash and cash equivalents, end of period	$231	$160

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2007	202	$2	$3,566	$156	$184	(12)	$(349)	$3,559
Comprehensive income
Net income	–	–	–	298	–	–	–
Currency translation adjustment, net of tax of $25	–	–	–	–	22	–	–
Unrealized losses on cash flow hedges, net of tax benefit of $5	–	–	–	–	(9)	–	–
Total comprehensive income								311
Exercise of stock options	1	–	21	–	–	–	–	21
Issuance of shares for vesting of restricted stock units	1	–	–	–	–	–	–	–
Deferred compensation	–	–	15	–	–	–	–	15
Cumulative effect, adoption of FASB Interpretation No. 48 — Accounting for Uncertainty in Income
Taxes	–	–	–	(20)	–	–	–	(20)
Repurchases of common stock	–	–	–	–	–	(14)	(480)	(480)
Tax adjustment to due to former Parent	–	–	2	–	–	–	–	2
Excess tax benefit on equity awards	–	–	7	–	–	–	–	7
Payment of dividends	–	–	–	(7)	–	–	–	(7)

Balance at September 30, 2007	204	$2	$3,611	$427	$197	(26)	$(829)	$3,408

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

In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2006 Consolidated and Combined Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 7, 2007. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company recorded $1 million of net earnings from such investments in other income, net on the Condensed Consolidated Statements of Income. In addition, the Company sold certain vacation ownership properties and related assets during the third quarter of 2007 that were no longer consistent with the Company’s development plans for $26 million in proceeds. The Company recorded a pre-tax gain related to such sale of $7 million in other income, net on the Condensed Consolidated Statements of Income.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income before cumulative effect of accounting change	$117	$92	$298	$259
Cumulative effect of accounting change, net of tax	—	—	—	(65)

Net income	$117	$92	$298	$194

Basic weighted average shares outstanding	179	200	183	200
Stock options and restricted stock units	1	3	1	1

Diluted weighted average shares outstanding	180	203	184	201

Basic earnings per share:
Income before cumulative effect of accounting change	$0.65	$0.46	$1.63	$1.29
Cumulative effect of accounting change, net of tax	—	—	—	(0.32)

Net income	$0.65	$0.46	$1.63	$0.97

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.65	$0.45	$1.62	$1.29
Cumulative effect of accounting change, net of tax	—	—	—	(0.32)

Net income	$0.65	$0.45	$1.62	$0.97

The computations of diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2007 do not include approximately 15 million stock options and stock-settled stock appreciation rights (“SSARs”), as the effect of their inclusion would have been anti-dilutive to earnings per share.

On July 31, 2007, the Company’s Board of Directors declared a dividend of $0.04 per share payable September 4, 2007 to shareholders of record as of August 13, 2007. On September 4, 2007, the Company paid cash dividends of $0.04 per share ($7 million).

3.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,728			$2,699

Trademarks	$621			$619

Amortized Intangible Assets
Franchise agreements	$597	$252	$345	$596	$238	$358
Trademarks	2	2	–	2	–	2
Other	90	21	69	80	21	59

	$689	$275	$414	$678	$259	$419

The changes in the carrying amount of goodwill are as follows:

				Adjustments
		Goodwill		to Goodwill	Foreign
	Balance at	Acquired		Acquired	Exchange		Balance at
	January 1,	during		during	and		September 30,
	2007	2007		2006	Other		2007

Lodging	$245	$–		$–	$–		$245
Vacation Exchange and Rentals	1,116	–		–	24	(b)	1,140
Vacation Ownership	1,338	5	(a)	–	–		1,343

Total Company	$2,699	$5		$–	$24		$2,728

(a)	Relates to the acquisition of a vacation ownership sales and marketing business on July 1, 2007 for $6 million in cash. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. Such allocation was based on preliminary estimates and assumptions.
(b)	Relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Franchise agreements	$4	$4	$14	$14
Other (a)	3	4	6	13

Total (b)	$7	$8	$20	$27

(a)  Includes amortizable trademarks.
(b)  Included as a component of depreciation and amortization on the Company’s Condensed Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2007, the Company expects related amortization expense as follows:

Amount

Remainder of 2007	$6
2008	23
2009	23
2010	23
2011	22
2012	21

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30,	December 31,
	2007	2006

Current vacation ownership contract receivables:
Securitized	$241	$201
Other	78	86

	319	287
Less: Allowance for loan losses	(33)	(30)

Current vacation ownership contract receivables, net	$286	$257

Long-term vacation ownership contract receivables:
Securitized	$2,063	$1,545
Other	782	826

	2,845	2,371
Less: Allowance for loan losses	(290)	(248)

Long-term vacation ownership contract receivables, net	$2,555	$2,123

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2007	$(278)
Provision for loan losses	(222)
Contract receivables written-off	177

Allowance for loan losses as of September 30, 2007	$(323)

In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $86 million and $222 million as a reduction of net revenues during the three and nine months ended September 30, 2007, respectively, and $63 million and $180 million during the three and nine months ended September 30, 2006, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2007 and 2006, the Company originated vacation ownership receivables of $1,234 million and $929 million, respectively, and received principal collections of $565 million and $519 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.5% and 12.7% as of September 30, 2007 and December 31, 2006, respectively.

5.	Inventory

Inventory consisted of:

	September 30,	December 31,
	2007	2006

Land held for VOI development	$175	$101
VOI construction in process	503	495
Completed inventory and vacation credits (*)	442	358

Total inventory	1,120	954
Less: Current portion	554	520

Non-current inventory	$566	$434

(*)	Includes estimated recoveries of $128 million and $115 million at September 30, 2007 and December 31, 2006, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Condensed Consolidated Balance Sheets.

Capitalized interest on the Company’s inventory was $6 million and $18 million for the three and nine months ended September 30, 2007, respectively, and $5 million and $11 million for the three and nine months ended September 30, 2006, respectively.

6.	Long-Term Debt and Borrowing Arrangements

	September 30,	December 31,
	2007	2006

Securitized vacation ownership debt:
Term notes	$1,148	$838
Bank conduit facility (a)	777	625

Total securitized vacation ownership debt	1,925	1,463
Less: Current portion of securitized vacation ownership debt	304	178

Long-term securitized vacation ownership debt	$1,621	$1,285

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	133	–
Bank borrowings:
Vacation ownership	148	103
Vacation rentals (d)	–	73
Vacation rentals capital leases	153	148
Other	14	17

Total long-term debt	1,545	1,437
Less: Current portion of long-term debt	159	115

Long-term debt	$1,386	$1,322

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,000 million (see Note 14 – Subsequent Events). The capacity is subject to the Company’s ability to provide additional assets to collateralize the facility.
(b)	The balance at September 30, 2007 represents $800 million aggregate principal less $3 million of original issue discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of September 30, 2007, the Company had $48 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $719 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

On February 12, 2007, the Company closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. As of September 30, 2007, the Company had $155 million of outstanding borrowings under this facility.

On May 23, 2007, the Company closed an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes. As of September 30, 2007, the Company had $456 million of outstanding borrowings under this facility.

The Company’s outstanding debt as of September 30, 2007 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Debt	Total

Within 1 year	$304	$159	$463
Between 1 and 2 years	309	10	319
Between 2 and 3 years	574	10	584
Between 3 and 4 years	118	454	572
Between 4 and 5 years	121	11	132
Thereafter	499	901	1,400

	$1,925	$1,545	$3,470

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

As of September 30, 2007, the Company was in compliance with all of the covenants described above including the required financial ratios.

As of September 30, 2007, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,148	$1,148	$–
Bank conduit facility	1,000	777	223

Total securitized vacation ownership debt (a)	$2,148	$1,925	$223

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$–
Term loan (due July 2011)	300	300	–
Revolving credit facility (due July 2011) (b)	900	133	767
Bank borrowings:
Vacation ownership (c)	200	148	52
Vacation rentals capital leases (d)	153	153	–
Other	14	14	–

Total long-term debt	$2,364	$1,545	819

Less: Issuance of letters of credit (b)			48

			$771

(a)	These outstanding borrowings are collateralized by $2,428 million of underlying vacation ownership contract receivables and related assets. The capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of September 30, 2007, the available capacity of $767 million was further reduced by $48 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $210 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated Balance Sheet.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $29 million and $77 million during the three and nine months ended September 30, 2007, respectively, and $20 million and $50 million during the three and nine months ended September 30, 2006, respectively, and is recorded within operating expenses on the Condensed Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $68 million and $42 million during the nine months ended September 30, 2007 and 2006, respectively.

Interest expense incurred in connection with the Company’s other debt amounted to $26 million and $73 million during the three and nine months ended September 30, 2007, respectively, and $22 million and $49 million during the three and nine months ended September 30, 2006, respectively. In addition, the Company recorded $11 million of interest expense related to interest on local taxes payable to certain foreign jurisdictions during the nine months ended September 30, 2006. All such amounts are recorded within the interest expense line item on the Condensed Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $56 million and $44 million during the nine months ended September 30, 2007 and 2006, respectively.

Interest expense is partially offset on the Condensed Consolidated and Combined Statements of Income by capitalized interest of $6 million and $18 million during the three and nine months ended September 30, 2007, respectively, and $5 million and $11 million during the three and nine months ended September 30, 2006, respectively.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $20 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Condensed Consolidated Balance Sheet at January 1, 2007. The gross amount of the unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the Company’s effective tax rate is $20 million.

As of September 30, 2007, the Company’s liability for unrecognized tax benefits increased by a gross amount of $3 million. The increase relates to the current period effect of historical tax positions taken. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amounts of its unrecognized tax benefits could decrease by $0 to $4 million.

The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Condensed Consolidated Statement of Income. Prior to January 1, 2007, accrued interest and penalties were recorded as a component of operating expenses and interest expense on the Condensed Consolidated and Combined Statements of Income. During the three and nine months ended September 30, 2007, the Company recognized less than $1 million and $1 million, respectively, in interest and penalties. Included within the unrecognized tax benefits recorded on January 1, 2007 was accrued interest and penalties of $2 million and $2 million, respectively.

The Company made cash income tax payments, net of refunds, of $66 million and $20 million during the nine months ended September 30, 2007 and 2006, respectively. Such payments exclude income tax related payments made to former Parent.

8.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to: (i) for the Company’s vacation ownership business, alleged failure to perform duties arising under management agreements, and claims for construction defects and inadequate maintenance (which are made by property owners’ associations from time to time) and (ii) for the Company’s vacation exchange and rentals business, breach of contract claims by both affiliates and members in connection with their respective agreements and bad faith and consumer protection claims asserted by members. See Note 12—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with reserves of approximately $36 million at September 30, 2007, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

9.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Accumulated
	Currency	Losses	Other
	Translation	on Cash Flow	Comprehensive
	Adjustments	Hedges, Net	Income

Balance, January 1, 2007, net of tax of $43	$191	$(7)	$184
Current period change	22	(9)	13

Balance, September 30, 2007, net of tax of $63	$213	$(16)	$197

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

10.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was approved by Cendant, the sole shareholder, and became effective on July 12, 2006, a maximum of 43.5 million shares of common stock may be awarded. As of September 30, 2007, approximately 18.2 million shares of availability remained.

        Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of September 30, 2007, there were no converted RSUs outstanding.

The activity related to the converted stock options through September 30, 2007 consisted of the following:

			Weighted
	Number		Average
	of Options		Grant Price

Balance at January 1, 2007	22.0		$39.87
Exercised (a)	1.7		19.96
Canceled	2.1		44.04

Balance at September 30, 2007 (b)	18.2	(c)	$40.99

(a)	Stock options exercised during the nine months ended September 30, 2007 had an intrinsic value of approximately $20 million.
(b)	As of September 30, 2007, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $47 million. All 18 million options are exercisable as of September 30, 2007.
(c)	Options outstanding and exercisable as of September 30, 2007 have a weighted average remaining contractual life of 1.9 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of September 30, 2007:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Grant Price

$10.00 – $19.99	2.6	$19.73
$20.00 – $29.99	1.8	25.40
$30.00 – $39.99	3.7	37.50
$40.00 – $49.99	7.0	42.89
$50.00 & above	3.1	67.09

Total Options	18.2	$40.99

     Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company through September 30, 2007 consisted of the following:

	RSUs		SSARs
		Weighted			Weighted
	Number	Average	Number		Average
	of RSUs	Grant Price	of SSARs		Grant Price

Balance at January 1, 2007 (a)	2.2	$31.81	0.5		$31.85
Granted (b)	1.3	36.70	0.4		36.70
Vested/exercised	(0.5)	31.85	–		–
Canceled	(0.3)	32.83	–		–

Balance at September 30, 2007 (c)	2.7 (d)	$34.10	0.9	(e)	$34.28

(a)	Primarily represents cash awards granted by the Company on May 2, 2006 and converted to stock at the time of Separation. These awards vest ratably over a period of four years, with the exception of a portion of the SSARs which vest ratably over a period of three years.
(b)	Represents awards granted by the Company on May 2, 2007. These awards vest ratably over a period of four years.
(c)	Aggregate unrecognized compensation expense related to SSARs and RSUs amounted to $94 million as of September 30, 2007.
(d)	Approximately 2.5 million RSUs outstanding at September 30, 2007 are expected to vest.
(e)	Approximately 140,000 of the approximately 900,000 SSARs are exercisable at September 30, 2007. Since the SSARs were issued to the Company’s top five officers, the Company assumes that all remaining unvested SSARs are expected to vest. SSARs outstanding at September 30, 2007 had an intrinsic value of approximately $425,000 and have a weighted average remaining contractual life of 7.1 years.

On May 2, 2007, the Company approved the grant of incentive awards of approximately $53 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

The grant date fair value of SSARs granted on May 2, 2007 was $9.86. Such fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) expected volatility of 24.7% based on both historical and implied volatility, (ii) expected life of 4.25 years based on a contractual life of 6 years, (iii) risk free interest rate of 4.5% and (iv) an expected dividend yield of 0.44%.

       Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million and $18 million, during the three and nine months ended September 30, 2007, respectively, and $5 million and $8 million during the three and nine months ended September 30, 2006, respectively, related to the incentive equity awards granted by the Company.

During the three and nine months ended September 30, 2006, Cendant allocated pre-tax stock-based compensation expense of $1 million and $12 million, respectively, to the Company. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards.

11.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt), interest income, income taxes and cumulative effect of accounting change, net of tax, each of which is presented on the Company’s Condensed Consolidated and Combined Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2007		2006
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA (c)

Lodging	$211	$70	$189	$67
Vacation Exchange and Rentals	336	103	310	97
Vacation Ownership	671	116	551	88

Total Reportable Segments	1,218	289	1,050	252
Corporate and Other (a)(b)	(2)	(41)	(3)	(76)

Total Company	$1,216	$248	$1,047	$176

(a)	Includes the elimination of transactions between segments; excludes stand-alone company costs through July 31, 2006.
(b)	Includes $25 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets and $14 million of corporate costs during the three months ended September 30, 2007.
(c)	Includes separation and related costs of $1 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the three months ended September 30, 2007 and $1 million, $1 million, $1 million and $65 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the three months ended September 30, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	September 30,
	2007	2006

EBITDA	$248	$176
Depreciation and amortization	43	37
Interest expense (excluding interest on securitized vacation ownership debt)	20	17
Interest income	(4)	(5)

Income before income taxes	$189	$127

	Nine Months Ended September 30,
	2007		2006
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA (c)

Lodging	$549	$174	$509	$162
Vacation Exchange and Rentals	937	237	853	206
Vacation Ownership	1,849	279	1,514	236

Total Reportable Segments	3,335	690	2,876	604
Corporate and Other (a)(b)	(7)	(40)	(4)	(81)

Total Company	$3,328	$650	$2,872	$523

(a)	Includes the elimination of transactions between segments; excludes stand-alone company costs through July 31, 2006.
(b)	Includes $38 million of corporate costs, partially offset by $5 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the nine months ended September 30, 2007.
(c)	Includes separation and related costs of $9 million and $7 million for Vacation Ownership and Corporate and Other, respectively, during the nine months ended September 30, 2007 and $1 million, $3 million, $3 million and $69 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the nine months ended September 30, 2006.

The reconciliation of EBITDA to income before income taxes is noted below:

	Nine Months Ended
	September 30,
	2007	2006

EBITDA	$650	$523
Depreciation and amortization	122	107
Interest expense (excluding interest on securitized vacation ownership debt)	55	50
Interest income	(9)	(30)

Income before income taxes	$482	$396

12.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% of these Cendant liabilities. The amount of liabilities which were assumed by the Company in connection with the Separation approximated $391 million and $434 million at September 30, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $391 million is comprised of $43 million for litigation matters, $236 million for tax liabilities, $94 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $18 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $16 million of the $18 million pertain to litigation liabilities). Of these liabilities, $139 million are recorded in current due to former Parent and subsidiaries and $240 million are recorded in long-term due to former Parent and subsidiaries at September 30, 2007 on the Condensed Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $18 million relating to the FIN 45 guarantees is recorded in other current liabilities at September 30, 2007 on the Condensed Consolidated Balance Sheet. In addition, the Company has a $32 million receivable due from former Parent relating to a refund of excess funding paid to the Company’s former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet. At December 31, 2006, the Company had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet, which represented the Company’s right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which the Company owned a 37.5% interest pursuant to the Separation agreement. Upon the Company’s receipt of its share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. As of March 31, 2007, the $10 million receivable was reclassified to other non-current assets on the Condensed Consolidated Balance Sheet as the investment had been legally transferred to the Company from Avis Budget Group. Accordingly, the Company owns a preferred stock investment and warrants in Affinion and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which the Company issued guarantees:

•	Contingent litigation liabilities The Company has assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. During the nine months ended September 30, 2007, Cendant settled a number of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During the three months ended September 30, 2007, Cendant received an adverse order in a litigation matter for which the Company retains a 37.5% indemnification obligation. As a result, the Company increased its contingent litigation accrual for this matter by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was increased from $40 million at December 31, 2006 to $43 million at September 30, 2007.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

        Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. The Company recorded $2 million and $11 million of expenses for the three and nine months ended September 30, 2007, respectively, and from the date of Separation (July 31, 2006) through September 30, 2006, the Company recorded $3 million of expenses and less than $1 million in other revenues in the Condensed Consolidated and Combined Statements of Income related to these agreements.

        Separation and Related Costs

During the three and nine months ended September 30, 2007, the Company incurred costs of $3 million and $16 million, respectively, in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses. During the three and nine months ended September 30, 2006, the Company incurred costs of $68 million and $76 million, respectively, in connection with executing the Separation, consisting primarily of consulting and legal services and the acceleration of vesting of certain employee incentive awards and the related equitable adjustments of such awards.

13.	Related Party Transactions

        Net Intercompany Funding to Former Parent

The following table summarizes related party transactions occurring between the Company and Cendant:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Net intercompany funding to former Parent, beginning balance	$1,229	$1,125
Corporate-related functions	(8)	(56)
Income taxes, net	62	(11)
Net interest earned on net intercompany funding to former Parent	2	24
Advances to former Parent, net	(80)	123
Elimination of intercompany balance due to former Parent	(1,205)	(1,205)

Net intercompany funding to former Parent, ending balance	$–	$–

        Corporate-Related Functions

Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The Company was allocated $3 million and $20 million during the periods July 1, 2006 through July 31, 2006 and January 1, 2006 through July 31, 2006, respectively, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Condensed Combined Statement of Income. There were no allocations during the three and nine months ended September 30, 2007 since the Company was operating as a stand-alone company.

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, telecommunications and real estate usage for Company-specific space. The Company was allocated $5 million and $36 million during the periods July 1, 2006 through July 31, 2006 and January 1, 2006 through July 31, 2006, respectively, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Condensed Combined Statement of Income. There were no allocations during the three and nine months ended September 30, 2007 since the Company was operating as a stand-alone company.

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

        Net Interest Earned on Net Intercompany Funding to Former Parent

Prior to the Separation, Cendant swept cash from the Company’s bank accounts while the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, of zero and $1,828 million as of September 30, 2006 and December 31, 2005, respectively. Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest income of $2 million and $24 million during the three and nine months ended September 30, 2006, respectively.

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

        Dividend Declaration

On October 25, 2007, the Company’s Board of Directors declared a dividend of $0.04 per share payable December 4, 2007 to shareholders of record as of November 13, 2007.

        Renewal of Bank Conduit Facility

On October 30, 2007, the Company renewed its 364-day securitized vacation ownership bank conduit facility through October 2008. This facility bears interest at variable rates based on LIBOR and usage and its capacity was increased from $1.0 billion to $1.2 billion in connection with its renewal.

        Securitized Vacation Ownership Term Notes

On November 1, 2007, the Company closed an additional series of term notes payable, Sierra Timeshare 2007-2 Receivables Funding, LLC, in the initial principal amount of $455 million, secured by vacation ownership contract receivables. The initial principal amount includes $80 million at an interest rate of 5.37% and $375 million at an interest rate of one-month LIBOR plus 100 basis points. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility.

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

Prior to the separation and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $20 million during the three and nine months ended September 30, 2006, respectively.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended September 30, 2007 and 2006. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2007	2006	% Change

Lodging
Number of rooms (a)	540,900	533,700	1
Weighted average rooms available (b)	529,800	529,200	—
RevPAR (c)	$43.10	$40.82	6
Royalty, marketing and reservation revenues (in 000s) (d)	$146,290	$138,383	6
Vacation Exchange and Rentals
Average number of members (000s) (e)	3,538	3,374	5
Annual dues and exchange revenues per member (f)	$131.38	$132.31	(1)
Vacation rental transactions (in 000s) (g)	360	356	1
Average net price per vacation rental (h)	$506.78	$442.75	14
Vacation Ownership
Gross VOI sales (in 000s) (i)	$552,000	$482,000	15
Tours (j)	332,000	312,000	6
Volume Per Guest (“VPG”) (k)	$1,545	$1,434	8

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements or (ii) affiliated properties for which we receive a fee for reservation and other services provided. The amount in 2007 includes 4,140 affiliated rooms.
(b)	Represents the weighted average number of hotel rooms available for rental during the period.
(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.
(d)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(g)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(h)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

Our consolidated results are as follows:

	Three Months Ended September 30,
	2007	2006	Change

Net revenues	$1,216	$1,047	$169
Expenses	1,019	908	111

Operating income	197	139	58
Other income, net	(8)	—	(8)
Interest expense	20	17	3
Interest income	(4)	(5)	1

Income before income taxes	189	127	62
Provision for income taxes	72	35	37

Net income	$117	$92	$25

During the third quarter of 2007, our net revenues increased $169 million (16%) principally due to (i) a $71 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $24 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental; (iii) a $22 million increase in net revenues in our lodging business, primarily due to RevPAR growth, incremental reimbursable revenues and incremental net revenues generated by our TripRewards loyalty program; (iv) a $21 million increase in ancillary revenues at our vacation ownership business resulting from higher VOI sales; (v) a $16 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (vi) $13 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management and (vii) a $4 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $14 million.

Total expenses increased $111 million (12%) principally reflecting (i) an $85 million increase in operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased payroll costs paid on behalf of property owners in our lodging business and for which we are reimbursed by the property owners, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased costs related to the property management services that we provide at our vacation ownership business, increased costs related to sales incentives awarded to owners at our vacation ownership business, incremental corporate costs incurred as a stand-alone, public company and increased interest expense on our securitized debt, which is included in operating expenses; (ii) a $34 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our lodging and vacation ownership businesses; (iii) $25 million related to the resolution of and adjustment to certain contingent liabilities and assets; (iv) $9 million of increased cost of sales primarily associated with increased VOI sales, (v) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $7 million and (vi) $4 million of severance related expenses recorded at our vacation exchange and rental business during the third quarter of 2007. These increases were partially offset by $65 million of decreased costs related to our separation from Cendant.

The increase in depreciation and amortization of $6 million primarily resulted from capital investments placed into service during the fourth quarter of 2006 and the first nine months of 2007. Other income, net primarily reflects a $7 million pre-tax gain on the sale of certain vacation ownership properties and related assets during the third quarter of 2007 that were no longer consistent with our development plans. Interest expense increased $3 million in the third quarter of 2007 due to a higher average balance on borrowings. Interest income decreased $1 million in the third quarter of 2007 primarily due to our current capital structure as a result of the Separation. While we expect limited ongoing separation and related costs, we cannot estimate the effect of legacy matters for the remainder of 2007. Excluding the tax impact on such matter, we expect our effective tax rate to approximate 38%.

As a result of these items, our net income increased $25 million quarter-over-quarter.

Following is a discussion of the results of each of our reportable segments during the third quarter:

	Net Revenues			EBITDA
			%			%
	2007	2006	Change	2007	2006	Change

Lodging	$211	$189	12	$70	$67	4
Vacation Exchange and Rentals	336	310	8	103	97	6
Vacation Ownership	671	551	22	116	88	32

Total Reportable Segments	1,218	1,050	16	289	252	15
Corporate and Other (a)	(2)	(3)	*	(41)	(76)	*

Total Company	$1,216	$1,047	16	248	176	41

Less: Depreciation and amortization				43	37
Interest expense (excluding interest on securitized vacation ownership debt)				20	17
Interest income				(4)	(5)

Income before income taxes				$189	$127

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $22 million (12%) and $3 million (4%), respectively, during the third quarter of 2007 compared with the third quarter of 2006 primarily reflecting strong RevPAR gains across the majority of our brands, incremental property management reimbursable revenues and incremental revenue generated by our TripRewards loyalty program. Such increases were partially offset in EBITDA by increased expenses.

The increase in net revenues in our lodging business includes (i) an $8 million (6%) increase in royalty, marketing and reservation revenues, which was primarily due to RevPAR growth of 6%, (ii) $8 million of incremental reimbursable revenues earned by our property management business and (iii) $4 million of incremental revenue generated by our TripRewards loyalty program due to increased member stays. The $8 million increase in royalty, marketing and reservation revenues was substantially driven by price and occupancy increases, reflecting the beneficial impact of management and marketing initiatives and an increased focus on quality enhancements, including strengthening our brand standards, as well as an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete. The $8 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owners. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) $6 million of incremental expenses relating to enhanced marketing and reservation efforts, (ii) a $3 million increase in bad debt expense and (iii) $1 million of increased information technology costs related to developing a more robust infrastructure to support current and future growth. The $6 million of incremental marketing and reservation spend is reflective of (i) additional fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes), (ii) additional campaigns in international regions that we have targeted for growth and (iii) incremental expenditures in our TripRewards loyalty program.

As of September 30, 2007, we had 6,460 properties and 540,900 rooms in our system. Additionally, our hotel development pipeline included approximately 940 hotels and approximately 104,000 rooms, of which approximately 30% were international and approximately 45% were new construction as of September 30, 2007.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $26 million (8%) and $6 million (6%), respectively, in the third quarter of 2007 compared with the third quarter of 2006. Our increase in net revenues primarily reflects a $24 million increase in net revenues from rental transactions and a $4 million increase in annual dues and exchange revenues, partially offset in EBITDA by increased expenses. Net revenue and expense increases include a favorable currency translation impact of $14 million and $7 million, respectively, from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $24 million (16%) during the third quarter of 2007 driven by (i) an 11% increase in the average net price per rental, (ii) a 1% increase in rental transaction volume and (iii) the conversion of one of our Landal parks from franchised to managed, which contributed an incremental $5 million or 3% to average net price per rental. Excluding the favorable impact of foreign exchange movements, average net price per rental increased 7% primarily due to higher capacities in premium destinations. The growth in rental transaction volume was driven by increased rentals at our Landal and Novasol European vacation rental businesses, partially offset by decreased rentals in the domestic United Kingdom cottage market due to severe weather conditions. The growth in our Landal and Novasol businesses primarily resulted from (i) enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations and (ii) improved local economies. The increase in net revenues from rental transactions includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $12 million.

Annual dues and exchange revenues increased $4 million (4%) during the third quarter of 2007 as compared with the third quarter of 2006 primarily due to a 5% increase in the average number of members, partially offset by a 1% decrease in annual dues and exchange revenue per member. The decrease in the annual dues and exchange revenue per member was primarily attributable to the timing of intervals and points deposits and the mix of intervals and points to be utilized in third quarter 2007 as compared with the prior year, which contributed to a decline in exchange transactions per average member; partially offset by favorable transaction pricing. In addition, we believe that trends among timeshare vacation ownership developers are (i) to sell multiyear products, whereby the members have access to the product every second or third year and (ii) to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues from various sources collectively decreased $2 million during the third quarter of 2007 as compared with the third quarter of 2006. The impact on annual dues and exchange revenues and ancillary revenues includes the translation effects of foreign exchange movements, which favorably impacted revenues by $2 million.

EBITDA further reflects an increase in expenses of $20 million (9%) primarily driven by (i) an $8 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume, as discussed above, increased staffing costs to support member growth and increased call volumes as well as incremental investments in our information technology infrastructure, (ii) the unfavorable impact of foreign currency translation on expenses of $7 million, (iii) $4 million of increased resort services expenses as a result of converting one of our Landal parks from franchised to managed, as discussed above, and (iv) $4 million of severance related expenses recorded during the third quarter of 2007. Such increases were offset by the absence of $1 million of costs related to our separation from Cendant recorded in the third quarter of 2006.

Vacation Ownership

Net revenues and EBITDA increased $120 million (22%) and $28 million (32%), respectively, during the third quarter of 2007 compared with the third quarter of 2006. The operating results reflect growth in vacation ownership sales, ancillary revenues, consumer finance income and property management fees, partially offset by incremental expenses.

Gross sales of VOIs at our vacation ownership business increased $70 million (15%) in the third quarter of 2007, driven principally by a 6% increase in tour flow and an 8% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenue and EBITDA comparisons were positively impacted by $24 million and $13 million, respectively, as a result of the recognition of VOI sales under the percentage-of-completion method of accounting. Net revenues during the third quarter of 2007 were also impacted by (i) $21 million of increased ancillary revenues resulting from higher VOI sales and (ii) $13 million of incremental property management fees primarily as a result of growth in the number of units under management. Such revenue increases were partially offset by an increase of $23 million in our provision for loan losses primarily due to higher VOI sales in the third quarter of 2007 as compared to the same period in 2006.

In addition, net revenues and EBITDA increased $16 million and $7 million, respectively, during the third quarter of 2007 due to net interest income of $64 million earned on contract receivables during the third quarter of 2007 as compared to $57 million during the third quarter of 2006. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the third quarter of 2007. We paid interest expense on our securitized debt of $29 million at a weighted average rate of 5.5% during the third quarter of 2007 compared to $20 million at a weighted average rate of 5.3% during the third quarter of 2006. Our net interest income margin decreased from 74% during the third quarter of 2006 to 69% during the third quarter of 2007 due to increased interest expense paid on our $155 million Premium Yield Facility 2007-A, which we closed during February 2007, interest expense paid on our $600 million securitized term notes, Sierra Timeshare 2007-1 Receivables Funding, LLC, issued in May 2007, and increased interest rates, as described above.

EBITDA further reflects an increase of approximately $79 million (17%) in operating, marketing and administrative expenses, exclusive of the impact of the percentage-of-completion method of accounting, primarily resulting from (i) $28 million of incremental marketing expenses to support sales efforts, (ii) $17 million of costs related to the sales incentives awarded to owners, (iii) $11 million of increased costs related to the property management services, as discussed above, (iv) $9 million of additional commission expense associated with increased VOI sales, (v) $7 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business and (vi) $4 million of increased cost of sales primarily associated with increased VOI sales. EBITDA also benefited from a $7 million pre-tax gain on the sale of certain vacation ownership properties and related assets during the third quarter of 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Condensed Consolidated Statements of Income.

Corporate and Other

Corporate and Other expenses decreased $34 million in the third quarter of 2007 compared with the third quarter of 2006. Such decrease primarily includes a $63 million decrease in separation and related costs due to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards during the third quarter of 2006, partially offset by $25 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets and $5 million of incremental stand-alone, corporate costs incurred during the third quarter of 2007.

Interest Expense/Interest Income

Interest expense increased $3 million in the third quarter of 2007 compared with the third quarter of 2006 primarily as a result of $7 million of interest paid on the new borrowing arrangement that we entered into in December 2006, partially offset by (i) a decline of $3 million of interest paid on our vacation ownership asset-linked debt due to its elimination by our former Parent in July 2006 and (ii) a $1 million increase in capitalized interest at our vacation ownership business due to the increased development of vacation ownership inventory. Interest income decreased $1 million in the third quarter of 2007 compared with the third quarter of 2006 primarily as a result of a $2 million decrease in net interest income earned on advances between us and our former Parent, since those advances were eliminated upon our separation from Cendant, partially offset by a $1 million increase in interest income earned on invested cash balances as a result of an increase in cash available for investment.

Other Income, Net

Other income, net includes the $7 million pre-tax gain on the sale of certain vacation ownership properties and related assets, as discussed above, and $1 million of net earnings from equity investments. All such amounts are included within our segment EBITDA results.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

Our consolidated results are as follows:

	Nine Months Ended September 30,
	2007	2006	Change

Net revenues	$3,328	$2,872	$456
Expenses	2,808	2,456	352

Operating income	520	416	104
Other income, net	(8)	—	(8)
Interest expense	55	50	5
Interest income	(9)	(30)	21

Income before income taxes	482	396	86
Provision for income taxes	184	137	47

Income before cumulative effect of accounting change	298	259	39
Cumulative effect of accounting change, net of tax	—	(65)	65

Net income	$298	$194	$104

During the nine months ended September 30, 2007, our net revenues increased $456 million (16%) principally due to (i) a $202 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $63 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume and an increase in the average net price per rental; (iii) a $50 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) $47 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (v) a $40 million increase in net revenues in our lodging business, primarily due to RevPAR growth, incremental reimbursable revenues and incremental net revenues generated by our TripRewards loyalty program; (vi) $26 million of incremental ancillary revenues from our vacation ownership and vacation exchange and rentals businesses and (vii) a $22 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $35 million. Such increases were partially offset by a $5 million decrease in our vacation exchange and rentals revenues related to an adjustment recorded during the second quarter of 2007 to previously recorded revenues relating to consulting activities in Asia Pacific.

Total expenses increased $352 million (14%) principally reflecting (i) a $240 million increase in organic operating and administrative expenses primarily related to additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased costs related to the property management services that we provide at our vacation ownership business, increased costs related to sales incentives awarded to owners at our vacation ownership business, incremental corporate costs incurred as a stand-alone, public company, increased interest expense on our securitized debt, which is included in operating expenses, and increased payroll costs paid on behalf of property owners in our lodging business and for which we are reimbursed by the property owners; (ii) a $70 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our lodging, vacation ownership and vacation exchange and rentals businesses; (iii) $57 million of increased cost of sales primarily associated with increased VOI sales; (iv) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $26 million; (v) $9 million in employee incentive program expenses at our vacation exchange and rentals business not incurred during the nine months ended September 30, 2006 and (vi) $8 million of severance related expenses recorded at our vacation exchange and rental business during the nine months ended September 30, 2007. These increases were partially offset by (i) $60 million of decreased costs related to our separation from Cendant and (ii) the absence of a $21 million charge recorded at our vacation exchange and rentals business during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions. In addition, we recorded the two items during the second quarter of 2007 related to a prior acquisition at our vacation ownership business: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition.

The increase in depreciation and amortization of $15 million primarily resulted from capital investments placed into service during the fourth quarter of 2006 and the first nine months of 2007. Other income, net primarily reflects a $7 million pre-tax gain on the sale of certain vacation ownership properties and related assets during the third quarter of 2007 that were no longer consistent with our development plans. Interest expense increased $5 million and interest income decreased $21 million during the nine months ended September 30, 2007 primarily due to our current capital structure as a result of the Separation. While we expect limited ongoing separation and related costs, we cannot estimate the effect of legacy matters for the remainder of 2007. Excluding the tax impact on such matter, we expect our effective tax rate to approximate 38%.

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

As a result of these items, our net income increased $104 million during the nine months ended September 30, 2007 as compared to the same period in 2006.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30, 2007:

	Net Revenues			EBITDA
			%			%
	2007	2006	Change	2007	2006	Change

Lodging	$549	$509	8	$174	$162	7
Vacation Exchange and Rentals	937	853	10	237	206	15
Vacation Ownership	1,849	1,514	22	279	236	18

Total Reportable Segments	3,335	2,876	16	690	604	14
Corporate and Other (a)	(7)	(4)	*	(40)	(81)	*

Total Company	$3,328	$2,872	16	650	523	24

Less: Depreciation and amortization				122	107
Interest expense (excluding interest on securitized vacation ownership debt)				55	50
Interest income				(9)	(30)

Income before income taxes				$482	$396

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $40 million (8%) and $12 million (7%), respectively, in the nine months ended September 30, 2007 compared with the same period in 2006 primarily reflecting strong RevPAR gains across the majority of our brands, incremental property management reimbursable revenues, incremental revenue generated by our TripRewards loyalty program and the April 2006 acquisition of the Baymont Inn & Suites brand. Such increases were partially offset in EBITDA by increased expenses.

The acquisition of the Baymont Inn & Suites brand contributed incremental net revenues and EBITDA of $3 million and $2 million, respectively. Apart from this acquisition, net revenues in our lodging business increased $37 million (7%) in the nine months ended September 30, 2007 compared with the same period in 2006. Such increase includes (i) a $12 million (3%) increase in royalty, marketing and reservation revenues, which was primarily due to organic RevPAR growth of 4%, (ii) $11 million of incremental reimbursable revenues earned by our property management business and (iii) $10 million of incremental revenue generated by our TripRewards loyalty program due to increased member stays. The $12 million increase in royalty, marketing and reservation revenues was substantially driven by price and occupancy increases reflecting the beneficial impact of management and marketing initiatives and an increased focus on quality enhancements, including strengthening our brand standards, as well as an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete. The $11 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) $6 million of incremental expenses relating to enhanced marketing and reservation efforts, (ii) $4 million of increased employee-related costs primarily as a result of higher incentive and benefit costs and (iii) $4 million of increased information technology costs related to developing a more robust infrastructure to support current and future growth. The $6 million of incremental marketing and reservation spend is reflective of (i) additional fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes), (ii) additional campaigns in international regions that we have targeted for growth and (iii) incremental expenditures in our TripRewards loyalty program.

As part of our long-term strategic plan, we continue to invest in the Wyndham Hotels and Resorts brand through enhanced marketing efforts. During the nine months ended September 30, 2007, we spent $7 million above the marketing and reservation fees we received from franchisees, which is substantially comparable to the amount we spent during the same period in 2006.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $84 million (10%) and $31 million (15%), respectively, in the nine months ended September 30, 2007 compared with the same period in 2006. Our increase in net revenues primarily reflects a $63 million increase in net revenues from rental transactions, a $22 million increase in annual dues and exchange revenues and a $4 million increase in ancillary revenues, partially offset by a $5 million decrease in revenues related to an adjustment recorded during the second quarter of 2007 to previously recorded revenues relating to consulting activities in Asia Pacific. Our increase in EBITDA also includes an increase in expenses, partially offset by the absence of a $21 million charge recorded in second quarter 2006 related to local taxes payable to certain foreign jurisdictions. Net revenue and expense increases include a favorable currency translation impact of $35 million and $26 million, respectively, from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $63 million (16%) during the nine months ended September 30, 2007 driven by (i) a 3% increase in rental transaction volume, (ii) a 9% increase in the average net price per rental and (iii) the conversion of one of our Landal parks from franchised to managed, which contributed an incremental $11 million or 3% to average net price per rental. Excluding the favorable impact of foreign exchange movements, average net price per rental increased 6% primarily due to higher capacities in premium destinations. The growth in rental transaction volume was driven by increased rentals at our Landal and Novasol European vacation rental businesses, which primarily resulted from (i) enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations and (ii) improved local economies. The growth in rental transactions was also the result of increased rentals in Latin America due to increased marketing efforts and broader distribution channels. Such growth was partially offset by decreased rentals in the domestic United Kingdom cottage market due to severe weather conditions during the third quarter of 2007 and a decline in European cottage and apartment rentals at French destinations. The increase in net revenues from rental transactions includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $28 million.

Annual dues and exchange revenues increased $22 million (6%) during the nine months ended September 30, 2007 as compared with the same period in 2006 primarily due to a 1% increase in annual dues and exchange revenue per member and a 5% increase in the average number of members. The increase in the annual dues and exchange revenue per member was a result of favorable transaction pricing; partially offset by a decline in exchange transactions per average member as compared with the nine months ended September 30, 2006. The timing of intervals and points deposits and the mix of intervals and points to be utilized in third quarter 2007 compared with last year contributed to the decline in exchange transactions per average member. In addition, we believe that trends among timeshare vacation ownership developers are (i) to sell multiyear products, whereby the members have access to the product every second or third year and (ii) to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues decreased by $5 million related to an adjustment recorded during the second quarter of 2007 to previously recorded revenues relating to consulting activities in Asia Pacific, partially offset by an increase of $4 million from various sources during the nine months ended September 30, 2007 as compared with the same period in 2006 primarily including fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliates. The increase in annual dues and exchange revenues and ancillary revenues includes the translation effects of foreign exchange movements, which favorably impacted revenues by $7 million.

EBITDA further reflects an increase in expenses of $53 million (8%) primarily driven by (i) a $30 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume, as discussed above, increased staffing costs to support member growth and increased call volumes as well as incremental investments in our information technology infrastructure, (ii) the unfavorable impact of foreign currency translation on expenses of $26 million, (iii) $10 million of increased resort services expenses as a result of converting one of our Landal parks from franchised to managed, as discussed above, (iv) $9 million in employee incentive program expenses not incurred in the nine months ended September 30, 2006, (v) $8 million of severance related expenses recorded during the nine months ended September 30, 2007 and (vi) $3 million of incremental marketing expenses incurred to support product and geographic expansion. These increases were partially offset by (i) the absence of a $21 million charge recorded during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions, (ii) the absence of $5 million of costs incurred during the nine months ended September 30, 2006 to close offices and consolidate certain call center operations and (iii) the absence of $3 million of costs related to our separation from Cendant recorded during the nine months ended September 30, 2006.

Vacation Ownership

Net revenues and EBITDA increased $335 million (22%) and $43 million (18%), respectively, during the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The operating results reflect growth in vacation ownership sales, consumer finance income and property management fees, as well as the impact of operational changes made during 2006 that resulted in the recognition of revenues that would have otherwise been deferred until a later date under the provisions of SFAS No. 152. The impact of these operational changes in 2006 resulted in higher net revenues and EBITDA of $66 million and $33 million, respectively, that were not replicated during the nine months ended September 30, 2007. Such growth was partially offset by incremental expenses during the nine months ended September 30, 2007 as compared to the same period during 2006.

Gross sales of VOIs at our vacation ownership business increased $232 million (18%) during the nine months ended September 30, 2007, driven principally by an 11% increase in tour flow and a 10% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenue and EBITDA comparisons were positively impacted by $11 million and $6 million, respectively, as a result of the recognition of VOI sales under the percentage-of-completion method of accounting. Net revenues were also impacted during the nine months ended September 30, 2007 by (i) $47 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) $22 million of increased ancillary revenues resulting from higher VOI sales. Such revenue increases were partially offset by an increase of $42 million in our provision for loan losses primarily due to higher VOI sales in the nine months ended September 30, 2007 as compared to the same period in 2006.

In addition, net revenues and EBITDA increased $50 million and $23 million, respectively, during the nine months ended September 30, 2007 due to net interest income of $184 million earned on contract receivables during the nine months ended September 30, 2007 as compared to $161 million during the nine months ended September 30, 2006. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the nine months ended September 30, 2007. We paid interest expense on our securitized debt of $77 million at a weighted average rate of 5.4% during the nine months ended September 30, 2007 compared to $50 million at a weighted average rate of 4.9% during the nine months ended September 30, 2006. Our net interest income margin decreased from 76% during the nine months ended September 30, 2006 to 70% during the nine months ended September 30, 2007 due to increased interest expense paid on our $155 million Premium Yield Facility 2007-A, which we closed during February 2007, interest expense paid on our $600 million securitized term notes, Sierra Timeshare 2007-1 Receivables Funding, LLC, issued in May 2007 and increased interest rates, as described above, and an increased average balance on our other securitized debt facilities during the nine months ended September 30, 2007 as compared to the same period during 2006. Our securitized debt and vacation ownership contract receivables increased by comparable dollar amounts from December 31, 2006 to September 30, 2007 primarily due to our ability to securitize a higher than usual percentage of our vacation ownership contract receivables. However, such increase in securitized debt resulted in higher interest expense recorded within operating expenses, as discussed above, which decreased our net interest income margin.

EBITDA further reflects an increase of approximately $300 million (25%) in operating, marketing and administrative expenses, exclusive of the impact of the operational changes made in conjunction with the adoption of SFAS No. 152 and the percentage-of-completion method of accounting, primarily resulting from (i) $74 million of increased cost of sales primarily associated with increased VOI sales, (ii) $61 million of incremental marketing expenses to support sales efforts, (iii) $50 million of additional commission expense associated with increased VOI sales, (iv) $39 million of increased costs related to the property management services, as discussed above, (v) $24 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (vi) $21 million of costs related to the sales incentives awarded to owners and (vii) $5 million of costs related to our separation from Cendant. Such increases were partially offset by $3 million of reduced costs associated with the repair of one of our completed VOI resorts. In addition, we recorded two items during the second quarter of 2007 related to a prior acquisition: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition. EBITDA also benefited from a $7 million pre-tax gain on the sale of certain vacation ownership properties and related assets during the third quarter of 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Condensed Consolidated Statements of Income.

Corporate and Other

Corporate and Other expenses decreased $44 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. Such decrease primarily includes a $62 million decrease in separation and related costs due to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards during the third quarter of 2006 and $5 million of a net benefit related to the resolution of and adjustment to certain liabilities and assets, partially offset by $28 million of incremental stand-alone, corporate costs incurred during the nine months ended September 30, 2007.

Interest Expense/Interest Income

Interest expense increased $5 million during the nine months ended September 30, 2007 compared with the same period in 2006 primarily as a result of $42 million of incremental interest paid on the new borrowing arrangements that we entered into in July 2006 and December 2006, partially offset by (i) a decline of $18 million of interest paid on our vacation ownership asset-linked debt due to its elimination by our former Parent in July 2006, (ii) the absence of $11 million of interest on local taxes payable to certain foreign jurisdictions and (iii) a $7 million increase in capitalized interest at our vacation ownership business due to the increased development of vacation ownership inventory. Interest income decreased $21 million during the nine months ended September 30, 2007 compared with the same period in 2006 primarily as a result of a $24 million decrease in net interest income earned on advances between us and our former Parent, since those advances were eliminated upon our separation from Cendant, partially offset by a $3 million increase in interest income earned on invested cash balances as a result of an increase in cash available for investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006	Change

Total assets	$10,200	$9,520	$680
Total liabilities	6,792	5,961	831
Total stockholders’ equity	3,408	3,559	(151)

Total assets increased $680 million from December 31, 2006 to September 30, 2007 primarily due to (i) a $461 million increase in vacation ownership contract receivables, net resulting from increased VOI sales, (ii) a $166 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, (iii) a $107 million increase in other non-current assets primarily due to increased restricted cash, investments made within our lodging and vacation exchange and rentals businesses primarily to acquire minority equity interests, development advances made at our lodging business and increased development deposits on vacation ownership resorts at our vacation ownership business and (iv) a $62 million increase in property and equipment primarily due to building within our vacation ownership business, land and building at our vacation exchange and rentals business and additions related to back office expenditures at corporate resulting from our separation from Cendant. Such increases were partially offset by (i) a $70 million decrease in due from former Parent and subsidiaries related to payments made from Cendant to reimburse us for monies they collected on our behalf and expenses we paid on their behalf relating to the separation and the reduction of our right to receive proceeds from the sale of Cendant’s preferred stock sale investment in and warrants of Affinion as a result of Affinion’s redemption of a portion of the preferred stock investment owned by Avis Budget Group and (ii) a decrease of $38 million in cash and cash equivalents primarily related to the utilization of excess cash (see “Liquidity and Capital Resources — Cash Flows” for further detail).

Total liabilities increased $831 million primarily due to (i) $570 million of additional net borrowings reflecting an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million entered into in May 2007, a $155 million securitization facility entered into in February 2007, $151 million of net borrowings made on our securitized vacation ownership bank conduit facility, $133 million of net proceeds from borrowings on our revolving credit facility and $45 million of additional vacation ownership bank borrowings, partially offset by $445 million of payments made on our securitized vacation ownership term notes and $73 million to repay our vacation rental bank borrowings, (ii) a $158 million increase in accrued expenses and other current liabilities primarily due to increased accrued legal settlements at our vacation ownership business, increased marketing expenses to promote growth in our businesses, increased employee compensation related expenses across our lodging, vacation ownership and vacation exchange and rentals businesses, increased local taxes payable to certain foreign jurisdictions within our vacation exchange and rentals business and increased accrued developer dues at our vacation ownership business due to timing and the adoption of SFAS No. 152, as previously discussed, and at our vacation exchange and rentals business due to improvements made to one of our Landal parks, (iii) a $108 million increase in deferred income taxes primarily attributable to higher VOI sales, (iv) a $40 million increase in deferred income primarily due to cash received in advance on arrival-based bookings and increased deferred revenue resulting from new enrollments and renewals within our vacation exchange and rentals business and (v) a $32 million increase in other non-current liabilities primarily due to the establishment of a $20 million liability for unrecognized tax benefits in connection with our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, increased points liability at our lodging business due to growth in our TripRewards loyalty program and increased contingent tax liabilities at corporate. Such increases were partially offset by (i) a $42 million decrease in due to former Parent and subsidiaries primarily as a result of our payment of or other reductions in certain contingent and other corporate liabilities of our former Parent or its subsidiaries which were created upon our separation and (ii) a $35 million decrease in accounts payable primarily due to seasonality of bookings at our vacation exchange and rentals business and timing differences of payments on accounts payable at the corporate level, partially offset by increased accruals due to resort development at our vacation ownership business and increased internet advertising at our lodging business.

Total stockholders’ equity decreased $151 million principally due to $480 million of treasury stock purchased through our stock repurchase program. Such decrease was partially offset by (i) $298 million of net income generated during the nine months ended September 30, 2007, (ii) a reduction in retained earnings of $20 million related to the establishment of a liability for unrecognized tax benefits in connection with our adoption of FIN 48 and (iii) the payment of $7 million in dividends.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables. With the completion of the 2006 financings related to our separation and the issuance of our 6.00% senior unsecured notes, our liquidity has been further augmented through available capacity under our revolving credit facility. We believe that access to this facility and our current liquidity vehicles will be sufficient to meet our ongoing needs for the foreseeable future.

CASH FLOWS

During the nine months ended September 30, 2007 and 2006, we had a net change in cash and cash equivalents of $38 million and $61 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2007	2006	Change

Cash provided by (used in):
Operating activities	$74	$184	$(110)
Investing activities	(183)	(391)	208
Financing activities	62	269	(207)
Effects of changes in exchange rate on cash and cash equivalents	9	(1)	10

Net change in cash and cash equivalents	$(38)	$61	$(99)

Operating Activities

During the nine months ended September 30, 2007, we generated $110 million less cash from operating activities as compared to the same period in 2006, which principally reflects (i) higher investments in vacation ownership contract receivables, (ii) timing of payments of accounts payable and accrued expenses and (iii) increased income tax payments. Such changes were partially offset by (i) increased deferred income taxes attributable to higher VOI sales, (ii) lower prepaid activity primarily due to completed marketing programs at our vacation ownership and vacation exchange and rentals businesses, as well as the recognition of previously deferred sales commissions within our vacation ownership business, (iii) increased cash received in connection with advanced bookings in arrival based business within our vacation exchange and rentals business, (iv) an increase in our provision for loan losses primarily due to higher VOI sales and (v) higher income before cumulative effect of accounting change. Vacation ownership contract receivables are expected to increase for the remainder of 2007 due to growth in VOI sales. The growth in vacation ownership receivables will be partially funded by net proceeds received from secured borrowings.

Investing Activities

During the nine months ended September 30, 2007, we used $208 million less cash for investing activities as compared with the same period in 2006. The decrease in cash outflows primarily relates to (i) the absence of $117 million of intercompany funding to former Parent due to our separation from Cendant, (ii) lower acquisition-related payments of $93 million primarily due to the acquisition of the Baymont brand for approximately $60 million in cash and the acquisition of a vacation ownership and resort management business for $43 million in cash during 2006, partially offset by the acquisition of a vacation ownership sales and marketing business for $6 million in cash during 2007, (iii) increased restricted cash of $29 million, primarily related to cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations and (iv) $26 million of proceeds received in connection with the sale of certain vacation ownership properties and related assets during the third quarter of 2007. Such decreases in cash outflows were partially offset by (i) an increase of $42 million in investments and development advances primarily due to investments made within our lodging and vacation exchange and rentals businesses to acquire minority equity interests and (ii) an increase of $17 million in capital expenditures primarily due to additions at our vacation ownership business and corporate infrastructure costs associated with our separation from Cendant.

Financing Activities

During the nine months ended September 30, 2007, we generated $207 million less cash from financing activities as compared with the same period in 2006, which principally reflects (i) $1,787 million less proceeds from borrowing arrangements entered into during 2006, (ii) $794 million of payments made to reduce our revolving credit facility balance, (iii) the absence of a $760 million capital contribution from our former Parent resulting from the sale of Travelport during 2006, (iv) $386 million for our stock repurchase program, (v) $260 million related to incremental payments made on securitized vacation ownership debt and (vi) our repayment of the outstanding balance of $73 million of vacation rentals bank borrowings. Such cash outflows were partially offset by (i) the absence of a $1,360 million dividend paid to our former Parent during 2006, (ii) $995 less payments from borrowing arrangements entered into during 2006, (iii) $927 million of proceeds from borrowings on our revolving credit facility, (iv) incremental proceeds of $527 million received from additional securitized vacation ownership debt, including our series of secured notes payable entered into in May 2007 and our securitization facility entered into in February 2007 and (v) $30 million of additional proceeds from our vacation ownership bank borrowings.

We intend to continue to invest in capital improvements, technological improvements in our lodging business and the development of our vacation ownership, vacation rentals and mixed-use properties. In addition, we may seek to acquire additional franchise agreements, property management contracts and ownership interests in hotel or vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We anticipate spending approximately $185 to $230 million on capital expenditures during 2007 including the improvement of technology and maintenance of technological advantages, routine improvements and information technology infrastructure enhancements resulting from our separation from Cendant. We also anticipate spending approximately $650 to $750 million relating to vacation ownership development projects during 2007. The majority of the expenditures required to complete our capital spending programs and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures will be financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. Through September 30, 2007, we had repurchased approximately 560,000 shares at an average price of $31.08. During the three months ended September 30, 2007, repurchase capacity increased $4 million from proceeds received from stock option exercises. During the period October 1, 2007 through November 8, 2007, we purchased an additional 235,000 shares at an average price of $32.69. We currently have $179 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	September 30,	December 31,
	2007	2006

Securitized vacation ownership debt:
Term notes	$1,148	$838
Bank conduit facility (a)	777	625

Total securitized vacation ownership debt	$1,925	$1,463

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	133	—
Bank borrowings:
Vacation ownership	148	103
Vacation rentals (d)	—	73
Vacation rentals capital leases	153	148
Other	14	17

Total long-term debt	$1,545	$1,437

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,000 million. The capacity is subject to our ability to provide additional assets to collateralize the facility (see below). On October 30, 2007, the facility was renewed through October 2008 and its capacity was increased to $1,200 million.
(b)	The balance at September 30, 2007 represents $800 million aggregate principal less $3 million of original issue discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of September 30, 2007, we had $48 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $719 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

On February 12, 2007, we closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which bears interest at LIBOR plus 43 basis points and an additional bond insurance fee and matures in February 2020. As of September 30, 2007, we had $155 million of outstanding borrowings under this facility.

On May 23, 2007, we closed an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes. As of September 30, 2007, we had $456 million of outstanding borrowings under this facility.

On October 30, 2007, we renewed our 364-day securitized vacation ownership bank conduit facility through October 2008. This facility bears interest at variable rates based on LIBOR and usage and its capacity was increased from $1.0 billion to $1.2 billion in connection with its renewal.

On November 1, 2007, we closed an additional series of term notes payable, Sierra Timeshare 2007-2 Receivables Funding, LLC, in the initial principal amount of $455 million, secured by vacation ownership contract receivables. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility.

As of September 30, 2007, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt
Term notes	$1,148	$1,148	$—
Bank conduit facility	1,000	777	223

Total securitized vacation ownership debt (a)	$2,148	$1,925	$223

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	133	767
Bank borrowings:
Vacation ownership (c)	200	148	52
Vacation rentals capital leases (d)	153	153	—
Other	14	14	—

Total long-term debt	$2,364	$1,545	819

Less: Issuance of letters of credit (b)			48

			$771

(a)	These outstanding borrowings are collateralized by $2,428 million of underlying vacation ownership contract receivables and related assets. The capacity of our bank conduit facility is subject to our ability to provide additional assets to collateralize such facility.
(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of September 30, 2007, the available capacity of $767 million was further reduced by $48 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $210 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Condensed Consolidated Balance Sheet.

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

As of September 30, 2007, we were in compliance with all of the covenants described above including the required financial ratios.

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

Our senior unsecured debt is rated BBB and Baa2 by Standard & Poor’s and Moody’s Investors Service, respectively. During August 2007, Standard & Poor’s assigned a “negative outlook” to our senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. The amount of liabilities which we assumed in connection with the Separation approximated $391 million and $434 million at September 30, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $391 million is comprised of $43 million for litigation matters, $236 million for tax liabilities, $94 million for other contingent and corporate liabilities including liabilities of previously sold businesses of Cendant and $18 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $16 million of the $18 million pertain to litigation liabilities). Of these liabilities, $139 million are recorded in current due to former Parent and subsidiaries and $240 million are recorded in long-term due to former Parent and subsidiaries at September 30, 2007 on the Condensed Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $18 million relating to the FIN 45 guarantees is recorded in other current liabilities at September 30, 2007 on the Condensed Consolidated Balance Sheet. In addition, we have a $32 million receivable due from former Parent relating to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet. At December 31, 2006, we had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Condensed Consolidated Balance Sheet, which represented our right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which we owned a 37.5% interest pursuant to the Separation agreement. Upon our receipt of our share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. As of March 31, 2007, the $10 million receivable was reclassified to other non-current assets on the Condensed Consolidated Balance Sheet as the investment had been legally transferred to us from Avis Budget Group. Accordingly, we own a preferred stock investment and warrants in Affinion and account for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We have assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. During the nine months ended September 30, 2007, Cendant settled a number of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During the three months ended September 30, 2007, Cendant received an adverse order in a litigation matter for which we retain a 37.5% indemnification obligation. As a result, we increased our contingent litigation accrual for this matter by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was increased from $40 million at December 31, 2006 to $43 million at September 30, 2007.

•	Contingent tax liabilities We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but is likely to occur over several years.

•	Cendant contingent and other corporate liabilities We have has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. For the three and nine months ended September 30, 2007, we recorded expenses of $2 million and $11 million, respectively, and from the date of Separation (July 31, 2006) through September 30, 2006, we recorded $3 million of expenses and less than $1 million in other revenues in the Condensed Consolidated and Combined Statements of Income related to these agreements.

Separation and Related Costs

During the three and nine months ended September 30, 2007, we incurred costs of $3 million and $16 million, respectively, in connection with executing the Separation. Such costs consisted primarily of expenses related to the rebranding initiative at our vacation ownership business and certain transitional expenses. During the three and nine months ended September 30, 2006, we incurred costs of $68 million and $76 million, respectively, in connection with executing the Separation, consisting primarily of consulting and legal services and the acceleration of vesting of certain employee incentive awards and the related equitable adjustments of such awards. We do not expect to incur separation and related costs subsequent to December 31, 2007.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on October 1st of each of the years set forth below:

	2007	2008	2009	2010	2011	Thereafter	Total

Securitized debt (a)	$304	$309	$574	$118	$121	$499	$1,925
Long-term debt (b)	159	10	10	454	11	901	1,545
Operating leases	67	60	53	42	31	137	390
Other purchase commitments (c)	294	79	42	26	6	5	452
Contingent liabilities (d)	87	34	256	14	—	—	391

Total (e)	$911	$492	$935	$654	$169	$1,542	$4,703

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2007 through 2009, $63 million during 2010, $48 million during 2011 and $203 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties.
(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.
(e)	Excludes $23 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as consumer protection claims and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

Cendant Litigation

Under the separation agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs related to the Cendant litigation described below.

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the filing of this report, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants, of which a number of lawsuits have been settled. Three lawsuits remain unresolved in addition to the matters described below, one of which is discussed in Note 12 above and in our Current Report on a Form 8-K filed with the SEC on September 14, 2007, one of which settled in principle in October 2007 for approximately $26 million and one of which remains outstanding.

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

On January 25, 1999, Cendant asserted cross-claims against Ernst & Young that alleged that Ernst & Young failed to follow professional standards to discover, and recklessly disregarded, the accounting irregularities and is therefore liable to Cendant for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young’s audit agreements with Cendant, negligence, breaches of fiduciary duty, fraud and contribution. On July 18, 2000, Cendant filed amended cross-claims against Ernst & Young asserting the same claims. On March 26, 1999, Ernst & Young filed cross-

claims against Cendant and certain of Cendant’s present and former officers and directors that alleged that any failure by Ernst & Young to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of Cendant’s financial statements. Ernst & Young’s cross-claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits, lost business it claims is attributable to Ernst & Young’s association with Cendant and for harm to Ernst & Young’s reputation. On June 4, 2001, Ernst & Young filed amended cross-claims against Cendant asserting the same claims. This case is scheduled for trial on March 4, 2008.

Cendant Tax Audit.  The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	Plan
July 1 - 31, 2007	—	$—	—	$1,557,439(a	)
August 1 - 31, 2007	79,600	$31.29	79,600	$201,364,604
September 1 - 30, 2007 (b)	477,864	$31.04	477,864	$186,606,221
Total	557,464	$31.08	557,464	$186,606,221

(a)	Represents repurchase capacity from our previous stock repurchase program, which was substantially generated by proceeds received from stock option exercises during the month of July 2007.

(b)	Includes 125,800 shares purchased for which the trade date occurred during September 2007 while settlement occurred in October 2007.

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables the Company to purchase up to $200 million of its common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the three months ended September 30, 2007, repurchase capacity increased $4 million from proceeds received from stock option exercises. During the period October 1, 2007 through November 8, 2007, the Company repurchased an additional 235,000 shares at an average price of $32.69. The Company currently has $179 million remaining availability in its program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: November 8, 2007	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: November 8, 2007	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Letter re: Unaudited Interim Financial Information.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith