Form 10-K
period 2007-12-31
WYNDHAM WORLDWIDE CORP
filed 2008-02-29
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2007, was $6,398,946,804. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2008, the Registrant had outstanding 177,020,748 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

Overview

As one of the world’s largest hospitality companies, we offer individual consumers and business customers a broad suite of hospitality products and services across various accommodation alternatives and price ranges through our premier portfolio of world-renowned brands. With more than 20 brands, which include Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, TripRewards, RCI, The Registry Collection, Endless Vacation Rentals, Landal GreenParks, English Country Cottages, Novasol, Wyndham Vacation Resorts and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets in the United States and throughout the rest of the world. For 2008, total spending by domestic and international travelers in the United States is expected to be $778 billion, an increase of approximately 5.2% from projected full-year spending levels in 2007. Globally, travel spending was expected to grow by 3.9% in 2007 to approximately $4.8 trillion.

We operate primarily in the lodging, vacation exchange and rentals, and vacation ownership segments of the hospitality industry:

•	Through our lodging business, we franchise hotels in the upscale, midscale and economy segments of the lodging industry and provide hotel management services to owners of luxury, upscale and midscale hotels;

•	Through our vacation exchange and rentals business, we provide vacation exchange products and services and access to distribution systems and networks to resort developers and owners of intervals of vacation ownership interests, and we market vacation rental properties primarily on behalf of independent owners, vacation ownership developers and other hospitality providers; and

•	Through our vacation ownership business, we market and sell vacation ownership interests to individual consumers, provide consumer financing in connection with the sale of vacation ownership interests and provide management services at resorts.

We provide directly to individual consumers our high quality products and services, including the various accommodations we market, such as hotels, vacation resorts, villas and cottages, and products we offer, such as vacation ownership interests. We also provide valuable products and services to our business customers, such as franchisees, hotel owners, affiliated resort developers and prospective developers. These products and services include marketing and central reservation systems, inventory networks and distribution channels, back office services and loyalty programs. We strive to provide value-added products and services that are intended to both enhance the travel experience of the individual consumer and drive revenue to our business customers. The depth and breadth of our businesses across different segments of the hospitality industry provide us with the opportunity to expand our relationships with our existing individual consumers and business customers in one or more segments of our business by offering them additional or alternative products and services from our other segments. Historically, we have pursued what we believe to be financially-attractive entrance points in the major global hospitality markets to strengthen our portfolio of products and services.

The largest portion of our revenues comes from fees we receive in exchange for providing services and products. For example, we receive fees in the form of royalties for our customers’ utilization of our brands and for our provision of hotel and resort management and vacation exchange and rentals services. The remainder of our revenues comes from the proceeds received from sales of products, such as vacation ownership interests and related services.

Global Operations

Our lodging, vacation exchange and rentals and vacation ownership businesses all have operations outside of the United States. During 2007, we derived 78% of our revenues in the United States and 22% internationally and held 78% of our long-lived assets in the United States and 22% internationally. The table below provides our net revenues and long-lived assets for the more significant countries in which we operate ($ in millions).

	2007	2006	2005

Net revenues
United States	$3,390	$2,997	$2,714
Netherlands	228	167	145
United Kingdom	206	197	215
Australia	134	104	99
Other	402	377	298

	$4,360	$3,842	$3,471

Long-lived assets
United States	$3,721	$3,690	$3,478
Netherlands	402	330	383
United Kingdom	280	282	270
Australia	40	33	30
Other	325	318	194

	$4,768	$4,653	$4,355

History and Development

Previously, we were a wholly owned subsidiary of Cendant Corporation (which changed its name to Avis Budget Group, Inc. in September 2006). Cendant Corporation was created in December 1997 through the merger of CUC International, Inc., or CUC, and HFS Incorporated, or HFS. Prior to the merger, HFS was a major hospitality, real estate and car rental franchisor. At the time of the merger, HFS franchised hotels worldwide through brands, such as Ramada, Days Inn, Super 8, Howard Johnson and Travelodge. Subsequent to the merger, Cendant took a number of steps and completed a number of transactions to grow its Hospitality Services business and to develop its Timeshare Resorts (vacation ownership) business, including the following:

•	entry into the vacation ownership business with the acquisitions of Wyndham Vacation Resorts (formerly Fairfield Resorts) and WorldMark by Wyndham (formerly Trendwest Resorts) in 2001 and 2002, respectively;

•	entry into the vacation rentals business through the acquisition of various brands, including Cuendet and the Holiday Cottages group of brands, which includes Cottages 4 You, in 2001, Novasol in 2002, and Landal GreenParks and Canvas Holidays in 2004;

•	commencement of the TripRewards loyalty program in 2003;

•	purchase of all remaining ownership rights to the Ramada brand on a worldwide basis from Marriott International in 2004;

•	acquisition of the global Wyndham Hotels and Resorts brand (“Wyndham brand”), related vacation ownership development rights and selected hotel management contracts in October 2005; and

•	acquisition of the Baymont brand in April 2006.

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

Prior to July 31, 2006, Cendant transferred to Wyndham Worldwide all of the assets and liabilities of Cendant’s Hospitality Services (including Timeshare Resorts) businesses and, on July 31, 2006, Cendant distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Subsequent to our separation from Cendant, we further expanded our presence in the Lodging industry by acquiring a 30% equity interest in CHI Limited, a joint venture that provides management services to luxury and upscale hotels in Europe, the Middle East and Africa. As of December 31, 2007, we were providing hotel management services to 14 hotels through this joint venture, the majority of which have already been, or will be in early 2008, re-branded as a Wyndham brand.

Industry Overview

The hospitality industry is a major component of the travel industry, which is the third-largest retail industry in the United States after the automotive and food stores industries. The general health of the hospitality industry is affected by the performance of the U.S. economy. In 2007, the U.S. economy experienced real GDP growth of approximately 2%. In 2008, U.S. real GDP is expected to grow by approximately 2.5%, however, some economists believe that recent increased default rates on sub-prime and adjustable rate mortgages and the associated negative impact on credit and housing markets may adversely affect 2008 GDP and may even lead to a recession.

The hospitality industry includes the segments in which Wyndham Worldwide operates—lodging, vacation exchange and rentals, and vacation ownership. In spite of the challenges faced by the hospitality industry, including terrorism, pandemics and natural disasters, the industry is growing. In 2007, domestic and international travelers spent in the United States an estimated $740 billion, which represents a nearly 5.7% increase from 2006.

Lodging Industry

The $143 billion domestic lodging industry is a growing segment of the hospitality industry. Companies in the lodging industry generally operate in one or more of the various lodging segments, including luxury, upscale, midscale and economy, and generally operate under one or more business models, including franchise, management and/or ownership. The lodging industry is an important component of the U.S. hospitality industry. In 2007, the U.S. lodging industry boasted approximately 49,000 properties, which represented approximately 4.5 million guest rooms, which are comprised of approximately 3.0 million rooms in franchised hotels and approximately 1.5 million rooms in independent hotels. According to PricewaterhouseCoopers’ forecast, the U.S. lodging industry is expected to gross $28.1 billion in pre-tax profits in 2007, which represents a 5% increase from the prior year, followed by $29.6 billion in 2008 and $32.5 billion in 2009. We generally obtain our industry data from either PricewaterhouseCoopers or Smith Travel Research. The most recent data available from these sources was issued on February 8, 2008; however, such report was abridged and did not contain all the industry data used in this Annual Report on Form 10-K, including profits of the lodging industry. Therefore, the lodging industry profits data contained herein reflects the most recent data received from PricewaterhouseCoopers, which was the August 2007 Hospitality Directions Report. We believe that the lodging industry profits data may change when the December 2007 Hospitality Directions Report is released based upon a 20 basis point reduction in the overall industry RevPAR growth from 5.7% per the August 2007 report to 5.5% per PricewaterhouseCoopers most recent forecast issued on February 8, 2008.

Growth in demand in the lodging industry is driven by two main factors: (i) the general health of the travel and tourism industry and (ii) the propensity for corporate spending on business travel. Demand for lodging in the United States grew by a 1.9% Compound Annual Growth Rate (CAGR) for the five year period from 2003 through 2007. During this five year period, the industry added approximately 523,600 rooms.

Performance in the lodging industry is measured by certain key metrics, such as average daily rate, or ADR, average occupancy rate and revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate. In 2007, ADR in the United States was $103.46, which is 5.7% higher than the rate in the prior year, the average occupancy rate was 63.2%, which is relatively unchanged versus the rate in the prior year, and RevPAR was $65.38, which is 5.5% higher than RevPAR in the prior year. The following table demonstrates the trends in the key performance metrics:

Trends in Performance Metrics in the United States since 2003

		Change in
	Occupancy	Occupancy	Average Daily	Change		Change in
Year	Rate	Rate	Rate (ADR)	in ADR	RevPAR	RevPAR

2003	59.2%	0.2%	$82.87	0.1%	$49.08	0.5%
2004	61.4%	2.1%	86.32	4.2%	52.96	7.9%
2005	63.1%	1.8%	91.06	5.5%	57.48	8.5%
2006	63.3%	0.2%	97.85	7.5%	61.95	7.8%
2007	63.2%	(0.1)%	103.46	5.7%	65.38	5.5%
2008E	62.9%	(0.3)%	109.24	5.6%	68.71	5.1%
Sources: Smith Travel Research (2003 to 2006); PricewaterhouseCoopers (2007 to 2008). 2007 and 2008 data is as of December 2007.

Performance in the lodging industry is also measured by revenues earned by companies in the industry and by the number of new rooms added on a yearly basis. In 2007, the lodging industry earned revenues of $143 billion and added 141,200 new rooms. The following table demonstrates trends in revenues and new rooms:

Trends in Revenues and New Rooms in the United States since 2003

	Revenues	Change in	New	Change in
Year	($bn)	Revenue	Rooms (000s)	New Rooms

2003	$105.1	2.5%	76.6	12.0%
2004	113.9	8.3%	81.0	5.6%
2005	123.5	8.4%	84.0	3.8%
2006	133.4	8.0%	140.8	67.6%
2007	142.6	6.9%	141.2	0.3%
2008E	152.8	7.2%	143.9	1.9%
Sources: Smith Travel Research (2003 to 2006); PricewaterhouseCoopers (2007 to 2008). 2007 and 2008 data is as of December 2007.

The lodging industry generally can be divided into four main segments: (i) luxury; (ii) upscale, which also includes upper upscale properties; (iii) midscale, which is often further sub-divided into midscale with food and beverage and midscale without food and beverage; and (iv) economy. Luxury and upscale hotels typically offer a full range of on-property amenities and services including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport, local attractions and shopping). Midscale segment properties typically offer limited breakfast service, vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). Economy properties typically offer a swimming pool and airport shuttle. The following table sets forth the information on ADR and supply and demand for each segment and associated subsegments:

Lodging Segments for Franchised Hotels (*)

	Estimated	2007		2007 Room
	Average Daily	Rooms Sold	Change in	Supply	Change in
Segment (**)	Room Rate (ADR)	(Demand, 000s)	Demand	(000s)	Supply

Luxury	Greater than $195	56.2	2.3%	78.8	2.3%
Upper upscale	$120 to $195	390.5	1.3%	548.0	1.2%
Upscale	$90 to $120	285.6	1.9%	411.8	3.1%
Midscale with food-and-beverage	$60 to $90	314.5	(1.8)%	531.4	(1.4)%
Midscale without food-and-beverage	$60 to $90	461.4	2.8%	702.2	3.6%
Economy	Less than $60	422.0	1.3%	736.9	1.2%

(*)	We generally obtain our industry data from either PricewaterhouseCoopers or Smith Travel Research. The most recent data available from these sources was issued on February 8, 2008; however, such report was abridged and did not contain all the industry data used in this Annual Report on Form 10-K, including segment information. Therefore, the data contained in this table reflects the most recent segment information received from PricewaterhouseCoopers, which was the August 2007 Hospitality Directions Report. We believe that the segment information may change when the December 2007 Hospitality Directions Report is released based upon a 20 basis point reduction in the overall industry RevPAR growth from 5.7% per the August 2007 report to 5.5% per PricewaterhouseCoopers most recent forecast issued on February 8, 2008. In addition, the segment mix may change by more or less than this 20 basis point reduction.

(**)	The “economy” segments (upper economy, economy and lower economy) of our lodging brands, while based on the Smith Travel Research chain-scale segments represented in the table above, provide a greater degree of differentiation to correspond with the price sensitivities of our customers by brand. The “midscale” segment of our lodging brands encompasses both the Smith Travel Research “midscale without food and beverage” and “midscale with food and beverage” segments. See the System Performance and Distribution Table below.

Typically, companies in the lodging industry operate under one or more of the following three business models:

•	Franchise. Under the franchise model, a company typically grants the use of a brand name to owners of hotels that the company neither owns nor manages in exchange for royalty fees that are typically equal to a percentage of room sales. Owners of independent hotels increasingly have been affiliating their hotels with national lodging franchise brands as a means to remain competitive. In 2007, the share of hotel rooms in the United States affiliated with a national lodging chain was approximately 67%.

•	Management. Under the management model, a company provides hotel management services to lodging properties that it owns and/or lodging properties owned by a third party in exchange for management fees, which may include incentive fees based on the financial performance of the properties.

•	Ownership. Under the ownership model, a company owns properties and therefore benefits financially from hotel revenues and any appreciation in the value of the properties.

Vacation Exchange and Rentals Industry

The estimated $42.5 billion global vacation exchange and rentals industry is a growing segment of the hospitality industry. Industry providers offer products and services to both leisure travelers and vacation property owners, including owners of second homes and vacation ownership interests. The vacation exchange and rentals industry offers leisure travelers access to a range of fully-furnished vacation properties, which include privately-owned vacation homes, apartments and condominiums, vacation ownership resorts, inventory at hotels and resorts, villas, cottages, boats and yachts. Providers offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have ease of access to such choices. For vacation property owners, affiliations with vacation exchange companies or vacation rental companies allow such owners to exchange their interests in vacation properties for vacation time at other properties or for other various products and services. Additionally, such affiliation provides property owners the ability to have their properties marketed and rented, as desired and, with respect to vacation properties for rental, to transfer the responsibility of managing such properties.

The vacation exchange industry provides to owners of intervals flexibility with respect to vacations through vacation exchanges. Companies that offer vacation exchange services include, among others RCI (our global vacation exchange business and the world’s largest vacation exchange network), Interval International, Inc. (a third-party exchange company), and companies that develop vacation ownership resorts and market vacation ownership interests and offer exchanges through internal networks of properties. To participate in a vacation exchange, an owner generally contributes intervals to an exchange company’s network and then indicates the particular resort or geographic area to which the owner would like to travel, the size of the unit desired and the period during which the owner would like to vacation. The exchange company then rates the owner’s contributed intervals based upon a number of factors, including the location and size of the unit or units, the quality of the resort or resorts and the time period or periods during which the intervals entitle the owner to vacation. The exchange company then generally offers the owner a vacation with a comparable rating to the vacation that the owner contributed. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for exchanges and through annual membership dues. In 2006, 73% of owners of intervals were members of vacation exchange companies, and approximately two-thirds of such owners exchanged their intervals through such exchange companies.

The overall trend in the vacation exchange industry is growth in the number of members of vacation exchange companies. We believe that the vacation exchange industry will be favorably impacted by the growth in the premium and luxury segments of the vacation ownership industry through the increased sales of vacation ownership interests at high-end luxury resorts and the continued development of vacation ownership properties and products around the world. In 2006, there were more than five million members industry-wide who completed approximately 3.5 million exchanges. We believe that existing trends within the vacation exchange industry reflect that timeshare vacation ownership developers are selling more multiyear products, whereby the members have access to the product every second or third year and, in addition, are enrolling members in private label clubs, whereby the members have the option to exchange within the club or through external exchange channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member.

The vacation rental industry offers vacation property owners the opportunity to rent their properties to leisure travelers for periods of time when the properties are unoccupied. The vacation rental industry is not as organized as the lodging industry in that the vacation rental industry, we believe, has no global rental companies and no vacation rental-specific global reservation systems or brands. The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners (as contrasted with commercial hospitality providers). Although these owners sometimes rent their properties directly, with or without the assistance of property managers and brokers, vacation rental companies often assist in renting owners’ properties without the benefit of globally recognized brands or international marketing and reservation systems. Sales by vacation rental companies are growing more rapidly than sales by other suppliers of inventory in the vacation rental industry. Typically, vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, vacation rental companies earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

We believe that as of December 31, 2007, there were approximately 1.5 million and 2.7 million vacation properties available for rental in the United States and Europe, respectively. In the United States, the vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, the vacation properties available for rental include individual homes and apartments, campsites and vacation park bungalows. Individual owners of vacation properties in the United States and Europe principally own their properties as investments and often use such properties for portions of the year.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the continuing growth of low-cost airline operations; (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions; (iii) the emergence of attractive, low-cost destinations, such as Eastern Europe and the Middle East; and (iv) increasing awareness of vacation rental options among Americans. The demand per year for vacation rentals in Europe, the United States, South Africa and Australia is approximately 50 million vacation weeks, 32 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional in that leisure travelers who rent properties often live relatively close to such properties. Some leisure travelers, however, travel relatively long distances from their homes to vacation properties in domestic or international destinations.

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

We believe that the overall supply of vacation rental properties has been growing as a result of the growth in ownership of second homes and the increasing desire among many owners to rent their properties for additional income. Growth in ownership of second homes, however, could adversely affect demand for vacation rental properties to the extent that owners of such homes no longer are as likely to rent vacation properties as such owners were before they bought second homes.

The Vacation Ownership Industry

The $13 billion global vacation ownership industry, which is also referred to as the timeshare industry, is one of the fastest-developing segments of the domestic and international hospitality industry. The vacation ownership industry enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specific period of time. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations at hotels or owning vacation properties. Owners of vacation ownership interests are not subject to the variance in room rates to which lodging customers are subject, and vacation ownership units are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than do traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the United States shortly thereafter. The vacation ownership industry expanded slowly in the United States until the mid-1980s; since then, the vacation ownership industry has grown at a double-digit CAGR. The American Resort Development Association, or ARDA, indicates that sales of vacation ownership interests grew in excess of 16% CAGR from 1995 to 2006. Based on ARDA research, domestic sales of vacation ownership interests were approximately $10 billion in 2006 compared to $4.2 billion in 2000 and $1.9 billion in 1995. ARDA estimated that on January 1, 2007, there were approximately 4.4 million households that owned one or more vacation ownership interests in the United States.

Based on published industry data, we believe that the following factors have contributed to the substantial growth, particularly in North America, of the vacation ownership industry over the past two decades:

•	increased consumer confidence in the industry based on enhanced consumer protection regulation of the industry;

•	entry of lodging and entertainment companies into the industry, including Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Global Hyatt Corporation, and Starwood Hotels & Resorts Worldwide, Inc.;

•	increased flexibility for owners of vacation ownership interests made possible through owners’ affiliations with vacation ownership exchange companies and vacation ownership companies’ internal exchange programs; and

•	improvement in quality of resorts and resort management and servicing.

Demographic factors explain, in part, the growth of the industry. A 2006 study of recent vacation ownership purchasers revealed that the average purchaser was 52 years of age and had a median household income of $74,000.

The average purchaser in the United States, therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We expect that baby boomers will continue to have a positive influence on the future growth of the vacation ownership industry.

According to information compiled by the ARDA, the four primary reasons consumers cite for purchasing vacation ownership interests are: (i) flexibility with respect to different locations, unit sizes and times of year, (ii) the certainty of quality accommodations, (iii) credibility of the timeshare company and (iv) the opportunity to exchange into other resort locations. According to a 2006 ARDA study, nearly 80% of owners of vacation ownership interests indicated high levels of satisfaction. With respect to exchange opportunities, most owners of vacation ownership interests can exchange vacation ownership interests through exchange companies and through the applicable vacation ownership company’s internal network of properties.

WYNDHAM HOTEL GROUP

Throughout this Annual Report on Form 10-K, we use the term “hotels” to apply to hotels, motels and/or other accommodations, as applicable. In addition, the term “franchise system” refers to a system through which a franchisor licenses a brand and provides services to hotels whose independent owners pay to receive such license and services from the franchisor under the specific terms of a franchise or similar agreement. The services provided through a franchise system typically include reservations, sales leads, marketing and advertising support, training, quality assurance inspections, operational support and information, pre-opening assistance, prototype construction plans, and national or regional conferences.

Overview

Wyndham Hotel Group, our lodging business, franchises hotels and provides hotel management services to owners of luxury, upscale and midscale hotels. Through steady organic growth and acquisitions of established lodging franchise systems over the past 17 years, our lodging business has become the world’s largest lodging franchisor as measured by the number of franchised hotels. Our lodging business has over 6,500 franchised hotels, which represents over 550,000 rooms on six continents. Our lodging business has a strong presence across the economy and midscale segments of the lodging industry and a developing presence in the upscale segment, thus providing individual consumers who are traveling for leisure or business with options across various price ranges. Our franchised hotels operate under one of our ten lodging brands, which are Wyndham Hotels and Resorts, Wingate by Wyndham, Ramada, Baymont, Days Inn, Super 8, Howard Johnson, AmeriHost Inn, Travelodge and Knights Inn. The breadth and diversity of our lodging brands provide potential franchisees with a range of options for affiliating their properties with one or more of our brands. Our franchised hotels represent approximately 10% of the U.S. hotel room inventory. In 2007, our franchised hotels sold 8.3%, or approximately 85.8 million, of the one billion hotel room nights sold in the United States. In 2007, our franchised hotels sold approximately 18.8% of all hotel room nights sold in the United States in the economy and midscale segments. Our franchised hotels are dispersed internationally, which reduces our exposure to any one geographic region. Approximately 80% of the hotel rooms, or approximately 443,000 rooms, in our franchised hotels are located throughout the United States, and approximately 20% of the hotel rooms, or approximately 108,000 rooms, are located outside of the United States. In addition, our franchise systems are dispersed among numerous franchisees, which reduces our exposure to any one lodging franchisee. Of our approximately 5,400 lodging franchisees, no one franchisee accounts for more than 2% of our franchised hotels. Our lodging business franchises under two models. In North America, we generally employ a direct franchise model whereby we contract with and provide services and assistance with reservations directly to independent owner-operators of hotels. In other parts of the world, we employ either a direct franchise model or a master franchise model whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region.

Our lodging business provides our franchised hotels with a suite of operational and administrative services, including access to a central reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing. We also provide our franchisees, as well as our managed hotels, with the TripRewards loyalty program, which is the world’s largest hotel rewards program as measured by the number of participating hotels. As of December 31, 2007, we were providing hotel management services to 32 hotels associated with either the Wyndham Hotels and Resorts brand or the CHI joint venture. Our hotel management business offers owners of hotels professional oversight and comprehensive operations support. We expect to expand our hotel management business by strategically entering into hotel management agreements with new and existing hotels.

Our lodging business derives the majority of its revenues from franchising hotels. The sources of revenues from franchising hotels are initial franchise fees, which relate to services provided to assist a franchised hotel to open for business under one of our brands, and ongoing franchise fees, which are comprised of royalty fees, marketing and reservation fees and other related fees. The royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. The marketing and reservation fees are intended to reimburse us for expenses associated with operating a central reservations system, advertising and marketing programs and other related services. Because franchise fees generally are based on percentages of the franchisees’ gross room revenues, expanding our portfolio of franchised hotels and growing RevPAR at franchised hotels are important to our revenue growth.

We also earn revenue providing hotel management services, which revenues include management fees, service fees and reimbursement revenues. Our management fees are comprised of base fees, which typically are calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which typically are calculated based upon a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. Reimbursement revenues are intended to cover expenses incurred by the hotel management business on behalf of the managed hotels, primarily consisting of payroll costs for operational employees who work at the hotels. Revenues from our lodging business represented approximately 17%, 17% and 15% of total company net revenues during 2007, 2006 and 2005, respectively. EBITDA from our lodging business represented approximately 25%, 28% and 26% of total company EBITDA during 2007, 2006 and 2005, respectively. Please see Note 19 to the Consolidated and Combined Financial Statements for a discussion of our results of operations by segment and geographic region.

We also earn revenue from the TripRewards program when a member stays at a participating hotel. These revenues are derived from a fee charged to the franchisee/managed property owner based upon a percentage of room revenue generated from such stay.

Lodging Brands

We franchise ten widely-known lodging brands:

•	Wyndham Hotels and Resorts. The Wyndham Hotels and Resorts brand was founded in 1981, and we acquired the brand in 2005. Wyndham Hotels and Resorts serves the upscale segment of the lodging industry with 79 hotels and 20,953 rooms located in the United States, the Caribbean, Mexico, the United Kingdom and Canada. There are also 9 hotels and 3,337 rooms located in Mexico that are affiliated with the Wyndham Hotels and Resorts brand. Wyndham Hotels and Resorts offers signature programs, which include: Wyndham ByRequest, a guest recognition program that provides returning guests with personalized accommodations and Meetings ByRequest, which is designed to help groups plan meetings and features 24-hour turnaround on all correspondence between the group’s meeting planner and Wyndham’s meetings manager, 100% wired or wireless Internet connectivity and catering options.

•	Wingate by Wyndham. We created and launched the Wingate Inn brand in 1995 and opened the first hotel a year later. We renamed the Wingate Inn brand to Wingate by Wyndham in 2007. The all-new-construction Wingate by Wyndham brand serves the upper midscale segment of the lodging industry and franchises 152 hotels with 13,944 rooms located in the United States and Canada. Wingate by Wyndham hotels currently offer all-inclusive pricing that includes the price of the room; complimentary wired and wireless high-speed Internet access, faxes and photocopies, deluxe continental breakfast, local calls and access for long-distance calls; and access to a 24-hour self-service business center equipped with computers with high-speed Internet access, a fax, a photocopier and a printer. Each hotel features a boardroom and meeting rooms with high-speed Internet access, a fitness room with a whirlpool and, at most locations, a swimming pool. Wingate by Wyndham hotels currently do not offer food and beverage services.

•	Ramada Worldwide. The Ramada brand was founded in 1954. We licensed the United States and Canadian trademark rights to the Ramada brand prior to acquiring the rights in 2002 and acquired the ownership rights to the brand on a worldwide basis in 2004. The Ramada brand serves the midscale and upscale segments of the lodging industry in the United States, Germany, the United Kingdom, Canada, China and other international regions. In North America, we serve the midscale segment through Ramada, Ramada Hotel, Ramada Plaza and Ramada Limited, and internationally we serve the midscale and upscale segments of the lodging industry through Ramada Resort, Ramada Hotel and Resort, Ramada Hotel and Suites, Ramada Plaza and Ramada Encore. Ramada Worldwide franchises 874 hotels with 106,978 rooms globally.

•	Baymont Franchise Systems. Founded in 1976 under the Budgetel Inns brands, the system was converted in 1999 to the Baymont Inn & Suites brand. We acquired the brand in April 2006. Baymont Franchise

Systems primarily serves the midscale segment of the lodging industry and franchises 193 hotels with 16,592 rooms located in the United States. Following the closing of our acquisition of the franchise business of Baymont Inn & Suites, we announced our intent to consolidate the AmeriHost-branded properties with our newly acquired Baymont-branded properties to create a more significant midscale brand. This consolidation is substantially complete. Baymont Inn & Suites rooms feature oversized desks, ergonomic chairs and task lamps, voicemail, free local calls, in-room coffee maker, iron and ironing board, hair dryer and shampoo, television with premium channels, pay-per-view movies and/or satellite movies and video games. Most locations feature high-speed Internet access, a swimming pool, airport shuttle service and a fitness center. Baymont hotels currently do not offer food and beverage services.

•	Days Inns Worldwide. The Days Inn brand was created by Cecil B. Day in 1970, when the lodging industry consisted of only a dozen national brands. We acquired the brand in 1992. Days Inns Worldwide serves the upper economy segment of the lodging industry with 1,883 hotels with 153,333 rooms in the United States, Canada, China, the United Kingdom and other international regions. In the United States, we serve the upper economy segment of the lodging industry through Days Inn, Days Hotel, Days Suites, DAYSTOP and Days Inn Business Place, and internationally, we serve the upper economy segment of the lodging industry through Days Hotels, Days Inn and Days Serviced Apartments. Many properties offer on-site restaurants, lounges, meeting rooms, banquet facilities, exercise centers and a complimentary continental breakfast and newspaper each morning. Each Days Suites room provides separate living and sleeping areas, with a telephone and television in each area. Each Days Inn Business Place room currently offers high-intensity lighting, a large desk, a microwave/refrigerator unit, a coffeemaker, an iron and ironing board, and snacks and beverages.

•	Super 8 Motels. The first motel operating under the Super 8 brand opened in October 1974. We acquired the brand in 1993. Super 8 Motels serves the economy segment of the lodging industry. Super 8 Motels franchises 2,081 hotels with 128,587 rooms located in the United States, Canada and China. Super 8 motels currently provide complimentary continental breakfast. Participating motels currently allow pets and offer local calls for free, fax and copy services, microwaves, suites, guest laundry, exercise facilities, cribs, rollaway beds and pools.

•	Howard Johnson International. The Howard Johnson brand was founded in 1925 by entrepreneur Howard Dearing Johnson as an ice cream stand within an apothecary shop and the first hotel operating under the brand opened in 1954. We acquired the brand in 1990. Howard Johnson serves the midscale segment of the lodging industry through Howard Johnson Plaza and Howard Johnson Hotel and the economy segment of the lodging industry through Howard Johnson Inn and Howard Johnson Express. Howard Johnson franchises 471 hotels with 45,781 rooms located in the United States, China, Mexico and other international regions. Participating hotels offer standard business amenities, a 25-inch television and free access for long-distance calls.

•	AmeriHost Franchise Systems. The first AmeriHost Inn hotel opened in 1989. We acquired the brand in 2000. AmeriHost Franchise Systems serves the midscale segment of the lodging industry through AmeriHost Inn and AmeriHost Inn & Suites. AmeriHost Franchise Systems franchises 28 hotels with 1,943 rooms located in the United States. In April 2006, following the closing of our acquisition of the franchise business of Baymont Inn & Suites, we announced our intent to consolidate the AmeriHost-branded properties with our newly acquired Baymont-branded properties to create a more significant midscale brand. This consolidation is nearing completion. AmeriHost hotels do not offer food and beverage services.

•	Travelodge Hotels. In 1935, founder Scott King established his first motor court operating under the Travelodge brand. We acquired the brand (in North America only) in 1996. Travelodge Hotels franchises 494 hotels with 36,876 rooms located in the United States, Canada and Mexico. Travelodge Hotels serves the economy segment of the lodging industry in the United States through Travelodge, Travelodge Suites and Thriftlodge hotels and serves the midscale segment of the lodging industry in Canada and Mexico through Travelodge and Thriftlodge hotels.

•	Knights Franchise Systems. The Knights Inn brand was created in 1972. We acquired the brand in 1995. Knights Franchise Systems serves the lower economy segment of the lodging industry with 268 hotels with 18,733 rooms located in the United States and Canada.

System Performance and Distribution

The following table provides operating statistics for our brands and for unmanaged, affiliated and managed non-proprietary hotels. The table includes information as of and for the year ended December 31, 2007. We derived occupancy, ADR and RevPAR from information we received from our franchisees.

							Average
							Revenue Per
		Average			Average	Average	Available
	Primary	Rooms	# of	# of	Occupancy	Daily Rate	Room
Brand	Segment Served (1)	Per Property	Properties	Rooms (2)	Rate	(ADR)	(RevPAR)

Wyndham Hotels and Resorts	Upscale	265	79	20,953	63.9%	$112.42	$71.88
Wingate by Wyndham	Upper Midscale	92	152	13,944	64.2%	90.23	57.96
Ramada	Upscale & Midscale	122	874	106,978	55.1%	78.88	43.48
Baymont	Midscale	86	193	16,592	52.7%	66.60	35.09
AmeriHost Inn	Midscale	69	28	1,943	48.5%	67.09	32.51
Days Inn	Upper Economy	81	1,883	153,333	52.5%	63.37	33.24
Super 8	Economy	62	2,081	128,587	56.2%	58.35	32.80
Howard Johnson	Midscale & Economy	97	471	45,781	48.4%	64.34	31.12
Travelodge	Upper & Lower Economy	75	494	36,876	50.3%	66.60	33.52
Knights Inn	Lower Economy	70	268	18,733	41.1%	43.53	17.88
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (3)	Luxury & Upper Upscale	326	21	6,856	N/A	N/A	N/A

Total		84	6,544	550,576	53.7%	67.96	36.48

(1)	The “economy” segments discussed here, while based on the Smith Travel Research chain-scale segments represented in the table on page 4 of this Annual Report on Form 10-K, provide a greater degree of differentiation to correspond with the price sensitivities of our customers by brand. The “midscale” segment discussed here encompasses both the Smith Travel Research “midscale without food and beverage” and “midscale with food and beverage” segments.
(2)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.
(3)	Represents (i) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (ii) properties managed under the CHI Limited joint venture. These properties are not branded; as such, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant. Eight of the managed properties are scheduled to be re-branded to a Wyndham brand during early 2008.

The following table provides a summary description of our system size (including managed non-proprietary hotels) by geographic region as of and for the year ended December 31, 2007.

			Average		Average Revenue
	# of	# of	Occupancy	Average Daily	Per Available
Region	Properties	Rooms (1)	Rate	Rate (ADR)	Room (RevPAR)

United States	5,629	443,261	52.8%	$65.02	$34.34
Canada	428	35,640	58.4%	89.22	52.09
Europe (2)	217	27,179	61.1%	92.60	56.59
Asia/Pacific	166	26,957	57.1%	55.20	31.51
Latin/South America	78	13,111	43.8%	63.43	27.77
Middle East/Africa (2)	26	4,428	61.1%	100.10	61.12

Total	6,544	550,576	53.7%	67.96	36.48

(1)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.
(2)	Europe and Middle East include affiliated properties/rooms and properties/rooms managed under the CHI Limited joint venture. These properties are not branded; as such, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant and, therefore, have not been reflected in the table. Eight of the managed properties are scheduled to be re-branded to a Wyndham brand during early 2008.

Franchise Development

Under our direct franchise model, we principally market our lodging brands to independent hotel owners and to hotel owners who have the right to terminate their franchise affiliations with other lodging brands. We also market franchises under our lodging brands to existing franchisees because many own, or may own in the future, other hotels that can be converted to one of our brands. Under our master franchise model, we principally market our lodging brands to third parties that assume the principal role of franchisor, which entails selling individual franchise agreements and providing quality assurance, marketing and reservations support to franchisees. As part of our franchise development strategy, we employ national and international sales forces that we compensate in part through commissions. Because of the importance of existing franchised hotels to our sales strategy, a significant part of our franchise development efforts is to ensure that our franchisees provide quality services to maintain the satisfaction of customers.

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

Master franchise agreements, which are individually negotiated and vary among our different brands, typically contain provisions that permit us to terminate the agreement if the other party to the agreement fails to meet specified development schedules. Our master franchise agreements generally are competitive with industry averages within industry segments.

Sales and Marketing of Hotel Rooms

We use the marketing/reservation fees that our franchisees pay to us to promote our brands through media advertising, direct marketing, direct sales, promotions and publicity. A portion of the funds contributed by the franchisees of any one particular brand is used to promote that brand, whereas the remainder of the funds is allocated to support the cost of multibrand promotional efforts and to our marketing and global sales team, which includes, among others, our worldwide sales, public relations and direct marketing teams.

In 2007, the efforts of our global sales team contributed approximately 12% of the annual hotel room nights sold at our franchised and managed hotels. To supplement the global sales team’s efforts, our public relations team extends the reach and frequency of our paid advertising by generating extensive, unpaid exposure for our brands in trade and consumer media including USA TODAY, The New York Times, Lodging Hospitality, Hotel/Motel Management and other widely-read publications.

In addition to the traditional sales efforts, we plan to develop and market mixed-use hotel and vacation ownership properties in conjunction with Wyndham’s vacation ownership business. The mixed-use properties would generate room revenues at the managed hotel and increased spending at the hotel restaurants and facilities by visiting timeshare guests.

Central Reservations

In 2007, we booked on behalf of our franchised and managed hotels approximately 4.3 million rooms by telephone, approximately 12.5 million rooms through the Internet and approximately 2.7 million rooms through global distribution systems, with a combined value of approximately $1.5 billion in bookings. Additionally, our global sales team generated leads for bookings from group and meeting planners, tour operators, travel agents, government and military clients, and corporate and small business accounts. We maintain contact centers in Saint John and Fredericton, New Brunswick, Canada; Aberdeen, South Dakota; and Manila, Philippines that handle bookings generated through our toll-free brand numbers. We maintain numerous brand websites to process online room reservations, and we utilize global distribution systems to process reservations generated by travel agents and third-party Internet booking sources, including Orbitz.com, CheapTickets.com and Travelocity.com. To ensure we receive bookings by travel agents and third-party Internet booking sources, we also provide direct connections between our central reservations system and some third-party Internet booking sources. The majority of hotel room nights are sold by our franchisees to guests who seek accommodations on a walk-in basis or through calls made directly to hotels, which we believe is attributable in part to the strength of our lodging brands.

Since 2003, bookings made directly by customers on our brand websites have been increasing at a CAGR (over the five year period) of approximately 28%, and increased to over 6.9 million room nights per year in 2007. Since

2003, bookings made through third-party Internet booking sources increased 27% while bookings made through global distribution systems declined 3%.

Loyalty Programs

The TripRewards program, which was introduced in 2003, has grown steadily to become the lodging industry’s largest loyalty program as measured by the number of participating hotels. As of December 31, 2007, there were over 6,500 hotels participating in the program. With almost 40 other partners participating in the program, TripRewards offers its members several options to accumulate points. Members, for example, may accumulate points by staying in hotels franchised under one of our brands or by purchasing everyday products and services from the various businesses that participate in the program. When staying at hotels franchised under one of our brands, TripRewards members may elect to earn airline miles or rail points instead of TripReward points. Businesses where points can be earned generally pay a fee to participate in the program; such fees are then used to support the program’s marketing and operating expenses. TripRewards members have over 400 options to redeem their points. Members, for example, may redeem their points for hotel stays, airline tickets, resort vacations, electronics, sporting goods, movie and theme park tickets, and gift certificates. As of December 31, 2007, TripRewards had more than 6.8 million active members, which we define as any customer who has enrolled in the TripRewards program or earned or redeemed points in the program over the past 18 months, and the program added approximately 280,000 active members per month in 2007.

Hotel Management Services

As of December 31, 2007, our lodging business was providing hotel management services to 32 properties associated with the either the Wyndham Hotels and Resorts brand or the CHI joint venture. Our hotel management business offers owners of hotels professional oversight and comprehensive operations support, including hiring, training, purchasing, revenue management, sales and marketing, and food and beverage services; financial management and analysis; and information systems management and integration. Our management fee is generally based on a percentage of each hotel’s gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights. In general, under our management agreements, all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses.

Strategies

We intend to continue to accelerate growth of our lodging business by (i) maintaining our leadership position in the economy segment through sales and retention efforts and RevPAR growth; (ii) achieving room growth in the domestic midscale and upscale segments; and (iii) expanding our international presence through increasing the number of properties within the Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8 and Howard Johnson brands. Our plans generally focus on pursuing these strategies organically. In addition, in appropriate circumstances, we will consider both domestic and international acquisition opportunities.

Domestic

Our strategy for maintaining our leadership position in the economy segment revolves around (i) enhancing our value to franchisees by improving rate and inventory management capabilities, investing in systems and training and growing the TripRewards loyalty program, (ii) improving the customer’s experience by developing and implementing brand standard enhancements, (iii) optimizing system growth by adding franchised hotels in markets where brands are underrepresented and (iv) optimizing brand RevPAR performance by helping franchisees manage their rates and inventory, enrolling more TripRewards members and introducing seasonal promotions.

Our approach for expanding our domestic midscale and upscale presence is to (i) optimize system growth in the midscale segment by adding franchised hotels in markets where brands are underrepresented and by complementing Wingate by Wyndham product quality with Wyndham brand recognition and (ii) utilize hotel management services to attract developers in the upscale segment and establish and implement the Wyndham master brand plan with upscale products.

International

Our strategy for international growth is to expand the presence of our Wyndham, Ramada, Days Inn, Super 8 and Howard Johnson brands and selectively utilize direct/master franchising, management agreements and joint venture models primarily in Europe and Asia-Pacific.

In Europe, we intend to expand the Days Inn brand in the United Kingdom and in new markets that exhibit strong growth for value brands. We intend to expand the Ramada brand beyond its established base of properties in the United Kingdom and Germany into new markets that exhibit strong growth in the middle market. We intend to expand the Wyndham brand in gateway and destination cities in Europe that exhibit strong growth for upscale and luxury product. We intend to pursue these opportunities by increasing the number of franchised hotels through our direct franchise model for our Days Inn and Wyndham brands and through both models for our Ramada brand. In addition, we intend to pursue growth in the number of managed hotels through new agreements with hotels franchised under our Ramada and Wyndham brands. We may also pursue growth in the number of franchised and managed hotels through the use of joint ventures.

In the Asia-Pacific region, our strategy is to expand the Super 8, Ramada, Days Inn and Howard Johnson brands primarily within China, India and the Middle East. In the near future, we will introduce the Wyndham brand to China. We intend to pursue these opportunities by increasing the number of franchised hotels through our direct franchise model for our Ramada and Wyndham brands and through our master franchise model for our Super 8, Days Inn and Howard Johnson brands. In addition, we intend to pursue growth in the number of managed hotels through new agreements with hotels franchised under our Ramada and Wyndham brands. We may also pursue growth in the number of franchised and managed hotels through the use of joint ventures.

To further augment our international presence, we also intend to pursue growth in Latin America, particularly in Mexico and in the Caribbean, by expanding the Ramada and Wyndham brands and continuing to support hotels franchised under the Howard Johnson brand. In Latin America, we intend to pursue growth in the number of franchised hotels through our direct franchise model for our Ramada and Wyndham brands and through our master franchise model and master developer agreements for our Howard Johnson brand.

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

Competition

Competition among the national lodging brand franchisors to grow their franchise systems is robust. The lodging companies that we compete with in the upscale and midscale segments include Marriott International Inc., Hilton Hotels Corporation, Starwood Hotels & Resorts Worldwide, Inc., InterContinental Hotels Group PLC and Global Hyatt Corporation. The lodging companies that we compete with in the economy segment include Choice Hotels International, Inc., InterContinental Hotels Group PLC and Accor SA.

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

Trademarks

We own the trademarks “Wyndham Hotels and Resorts,” “Wingate by Wyndham,” “Ramada,” “Baymont,” “Days Inn,” “Super 8,” “Howard Johnson,” “AmeriHost Inn,” “Travelodge” (in North America only), “Knights Inn,” “TripRewards” and related trademarks and logos. Such trademarks and logos are material to the businesses that are part of our lodging business. Our franchisees and our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations.

GROUP RCI

Overview

Group RCI, our vacation exchange and rentals business, provides vacation exchange products and services to developers, managers and owners of intervals of vacation ownership interests, and markets vacation rental properties. We are the world’s largest vacation exchange network and among the world’s largest global marketers of vacation rental properties. Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to over 67,000 vacation properties, which are comprised of over 4,000 vacation ownership resorts around the world through our vacation exchange business and more than 63,000 vacation rental properties that are located principally in Europe, which we believe makes us one of the world’s largest marketers of European vacation rental properties as measured by the number of properties we market for rental. Each year, our vacation exchange and rentals business provides more than four million leisure-bound families with vacation exchange and rentals products and services. The properties available to leisure travelers through our vacation exchange and rentals business include hotel rooms and suites, villas, cottages, bungalows, campgrounds, vacation ownership condominiums, city apartments, second homes, fractional private residences, luxury destination clubs and yachts. We offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions that such travelers may not typically have such ease of access, and we offer property owners marketing services, quality control services and property management services ranging from key-holding to full property maintenance for such properties. Our vacation exchange and rentals business has over 70 worldwide offices. We market our products and services using eight primary consumer brands and other related brands.

Throughout this document, we use the term “inventory” in the context of our vacation exchange and rentals business to refer to intervals of vacation ownership interests and primarily independently owned properties, which include hotel rooms and suites, villas, cottages, bungalows, campgrounds, vacation ownership condominiums, city apartments, second homes, fractional private residences, luxury destination clubs and yachts. In addition, throughout this document, we refer to intervals of vacation ownership interests as “intervals” and individuals who purchase vacation rental products and services from us as “rental customers.”

Our vacation exchange and rentals business primarily derives its revenues from fees. Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and exchange fees for transactions. Our vacation exchange business also derives revenues from ancillary services, including additional services provided to transacting members, programs with affiliates, club servicing, travel agency services and loyalty programs. Our vacation rentals business primarily derives its revenues from fees, which generally average between 45% and 65% of the gross booking fees depending upon product mix or seasonality. Our vacation rentals business also derives revenues from travel insurance sales in Europe, transportation fees, property management fees and on-site revenue from ancillary services, including travel agency services. Revenues from our vacation exchange and rentals business represented approximately 28%, 29% and 31% of total company net revenues during 2007, 2006 and 2005, respectively. EBITDA from our vacation exchange and rentals business represented approximately 33%, 36% and 38% of total company EBITDA during 2007, 2006 and 2005, respectively. Please see Note 19 to the Consolidated and Combined Financial Statements for a discussion of our results of operations by segment and geographic region. The revenues generated in our vacation exchange and rentals business are substantially derived from the direct customer relationships we have with our 3.6 million vacation exchange members, our more than 40,000 independent property owners and the affiliated developers of more than 4,000 resorts. No one customer or developer accounts for more than 2% of our vacation exchange and rentals revenues.

Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. Historically, our vacation exchange business consisted of the operation of worldwide exchange programs for owners of intervals. Today, our vacation exchange business also provides consulting services for the development of tourism-oriented real estate, loyalty programs, in-house and outsourced travel agency services, and third-party vacation club services.

We operate our vacation exchange business, RCI, through three worldwide exchange programs that have a member base of vacation owners who are generally well-traveled and who want flexibility and variety in their travel plans each year. Our vacation exchange business’ three exchange programs, which serve owners of intervals at affiliated resorts, are RCI Weeks, RCI Points and The Registry Collection. Participants in these exchange programs pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services. We refer to participants in these three exchange programs as “members.” In addition, the Endless Vacation® magazine is the official travel publication of our RCI Weeks and RCI Points exchange programs, and certain members can obtain the benefits of participation in our RCI Weeks and RCI Points exchange programs only through a subscription to Endless Vacation® magazine. The use of the terms “member” or “membership” with respect to either the RCI Weeks or RCI Points exchange program is intended to denote subscription to Endless Vacation® magazine.

The RCI Weeks exchange program is the world’s largest vacation ownership exchange network and provides members with flexibility to trade week-long intervals in units at their resorts for week-long intervals in comparable units at the same resorts or at comparable resorts.

The RCI Points exchange program is a global points-based exchange network, which was developed and launched in 2000, allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for other products, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these services, our vacation exchange business has the right to recoup the expense of providing the services by renting the use of vacation properties for which the members could have redeemed their points.

We believe that The Registry Collection exchange program is the industry’s first global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection’s network include higher-end vacation ownership resorts, fractional ownership resorts, condo-hotels and yachts. The Registry Collection allows members to exchange their intervals for the use of other vacation properties within the network or for other products, such as airfare, car rentals, cruises, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

We acquire substantially all members of our exchange programs indirectly. In substantially all cases, an affiliated resort developer buys the initial term of an RCI membership, generally ranging from 1 – 2 years that entitles the vacation ownership interval purchaser to receive periodicals and directories published by RCI and to use the applicable exchange program for an additional fee. The vacation ownership interval purchaser generally pays for membership renewals and any applicable exchange fees for transactions.

Our vacation exchange business also provides consulting services for the development of tourism-related real estate, loyalty programs, in-house and outsourced travel agency services, and third-party vacation club services. Our third-party vacation club business consists of private label exchange clubs that RCI operates and manages for certain of its larger affiliates. Club management is a growing trend in the vacation ownership industry and a growing piece of our vacation exchange business. Approximately 96% of the third-party vacation club members are points-based.

Our vacation exchange business operates in North America, Europe, Latin America, South Africa, the Asia Pacific region and the Middle East and tailors its strategies and operating plans for each of the geographical environments where RCI has or seeks to develop a substantial member base.

Vacation Rentals

The rental properties we market are principally privately-owned villas, cottages, bungalows and apartments that generally belong to property owners unaffiliated with us. In addition to these properties, we market inventory from our vacation exchange business to developers of vacation ownership properties and other sources. We market rental properties under proprietary brand names, such as Endless Vacation Rentals, Landal GreenParks, Cottages 4 You, Novasol, Cuendet and Canvas Holidays, and through select private-label arrangements. Most of the rental activity under our brands takes place in Europe, the United States and Mexico, although we have the ability to source and rent inventory in approximately 100 countries. Our vacation rentals business currently has relationships with approximately 41,000 independent property owners in 26 countries, including the United States, United Kingdom, Mexico, France, Ireland, the Netherlands, Belgium, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Croatia, India and certain countries in Eastern Europe and the Pacific Rim. We currently make approximately 1.4 million vacation rental bookings a year. Our vacation rentals business also has the opportunity to provide inventory to our more than 3.6 million vacation exchange members. Property owners typically enter into one year, evergreen or multi-year contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest in, or capital leases for, approximately 11% of the properties in our rental portfolio.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers typically sign long-term agreements with durations of five to ten years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. In our vacation rentals business, we primarily acquire exclusive rental agreements through direct interaction with owners of various types of vacation rental inventory. We have also developed specific branded websites such as EVrental.com to promote, sell and inform new customers about vacation rentals. Given the diversified nature of our rental brands, there is limited dependence on a single customer group or business partner.

Loyalty Program

Our vacation exchange business’ member loyalty program is RCI Elite Rewards, which offers a branded credit card, the RCI Elite Rewards credit card, that allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues and exchange fees for transactions and other products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Member and Rental Customer Initiatives

Our vacation exchange and rentals business strives to provide superior service to members and rental customers through our call centers and online distribution channels, to offer certain members and rental customers in Canada, Europe, Latin America, South Africa, and the Asia Pacific region one-stop shopping through our retail travel agency business, and to target current and prospective members and rental customers through our marketing efforts.

Call Centers

Our vacation exchange and rentals business services its members and rental customers primarily through global call centers. The requests that we receive at our global call centers are handled by our vacation guides, who are highly skilled at fulfilling our members’ and rental customers’ requests for vacation exchanges and rentals. When our members’ and rental customers’ primary choices are unavailable in periods of high demand, our guides offer the next nearest match in order to fulfill the members’ and rental customers’ needs. Call centers are and are expected to continue to be a significant distribution channel and therefore we invest resources and will continue to do so to ensure that members and rental customers continue to receive a high level of personalized customer service through our call centers. We also continue to improve our capabilities on the Internet as a means for members to transact. See “Internet” below.

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

Travel Agency

We have an established retail travel agency business outside the United States in such locations as, Europe, Latin America, South Africa and Australia. In these regions, our travel agencies provide certain members and rental customers of the vacation exchange and rentals business with one-stop shopping for planning vacations. As part of the one-stop shopping, the travel agencies can arrange for our members’ and rental customers’ transportation, such as flights, ferries and rental cars. In the United States and Canada, we have entered into outsourcing agreements, including one agreement with a former affiliate, to provide our members and rental customers with travel services.

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

Strategies

We intend to grow our vacation exchange and rentals business by focusing on three core strategies: (i) optimize and expand our vacation exchange business; (ii) expand our rentals business; and (iii) pursue new business models. Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Optimize and Expand Exchange

Our strategy for optimizing and expanding our vacation exchange business involves moving to more flexible offerings to maintain our global leadership position in the marketplace. We intend to accomplish this through enhancements to our base products, including RCI Weeks and RCI Points, expanding our presence in the growing luxury exchange segment via continued focus on The Registry Collection, and leveraging our extensive member database (currently over 3.6 million members) and co-marketing partnerships to drive additional revenue. We also plan to expand our online capabilities and maximize efficiencies by driving more exchange transactions to the Internet. This will improve overall member satisfaction and leverage our investment in information technology to drive cost savings. In addition, we intend to enhance our affiliate and member value propositions by adding new affiliates to our current portfolio and expanding our current affiliate relationships, and by improving marketing and communication with our growing member base. Finally, in order to provide member access to inventory to fuel transactions we plan to improve inventory acquisition. We will work more closely with our affiliates and members to secure a broad range of inventory to meet our members’ needs.

Expand Rentals

Our strategy for expanding our rentals business involves leveraging our successful European business model and creating a North American rentals platform outside of timeshare. We plan to continue to build our European rentals business by growing in existing geographies, expanding in high demand markets such as Southern Europe, and effectively leveraging our large consumer base. We will continue to grow our Novasol brand in its current geographies (Scandinavia, South Germany and Croatia), expand the Landal GreenParks model either organically or through strategic acquisitions and grow our Holiday Cottages Group of brands targeting the UK customer. We view Southern Europe as a key growth area for both source and destination markets for our rentals business. In addition, we will continue to improve our strong Internet presence by creating a unified regional ecommerce platform for all of our European rental brands.

In the U.S., we will leverage our European rental expertise to establish the vacation rental category, which is currently fragmented and unorganized. We will do this by building brand awareness and leveraging our investment in LeisureLink, a vacation rental distribution company. Our association with LeisureLink allows us to increase the online presence of global condominium and vacation rental inventory via new channels including online travel agents such as Travelocity and Orbitz. We will consider appropriate acquisition opportunities to help us establish a leadership position in the U.S. vacation rentals market.

Develop New Business Models

We plan to selectively develop new business models by focusing on opportunities that support or build on our existing core vacation exchange and rentals businesses. One example of this is R&E (Rental and Exchange), our newest business model, which provides the whole ownership segment of the leisure real estate industry with shared ownership exchange and rental benefits. This enables owners of second homes to use their properties, generate rental income and gain access to our leading exchange network for travel around the globe.

Seasonality

Vacation exchange and rentals revenues are generally higher in the first and third quarters than in the second or fourth quarters. Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned from booking vacation rentals to rental customers are usually highest in the third quarter, when vacation rentals are highest. More than half of our vacation rental customers book their reservations within 10 weeks of departure dates and more than 70% of our rental customers book their reservations within 20 weeks of departure dates, however, we cannot predict whether this booking trend will continue in the future.

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

Trademarks

We own the trademarks “RCI,” “RCI Points,” “The Registry Collection,” “Landal GreenParks,” “Cottages 4 You,” “Novasol,” “Cuendet,” “Canvas Holidays,” “Endless Vacation” and “Endless Vacation Rental” as well as other various trademarks and logos. Such trademarks and logos are material to the businesses that are part of our vacation exchange and rentals business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations.

WYNDHAM VACATION OWNERSHIP

Overview

Wyndham Vacation Ownership, our vacation ownership business, includes marketing and sales of vacation ownership interests, consumer financing in connection with the purchase by individuals of vacation ownership interests, property management services to property owners’ associations, and development and acquisition of vacation ownership resorts. We operate our vacation ownership business through our two primary brands, Wyndham Vacation Resorts and WorldMark by Wyndham. We have the largest vacation ownership business in the world as measured by annual revenues associated with the sale of vacation ownership interests, the numbers of vacation ownership resorts, vacation ownership units and owners of vacation ownership interests. During 2007, we recorded almost $2.0 billion in vacation ownership interest sales. As of December 31, 2007, we have developed or acquired approximately 145 vacation ownership resorts in the United States, Canada, Mexico, the Caribbean and the South Pacific that represent more than 18,000 individual vacation ownership units and over 800,000 owners of vacation ownership interests. During 2007, Wyndham Vacation Ownership expanded its portfolio with the addition of five resorts in Oceanside, California; San Diego, California; Panama City Beach, Florida; San Antonio, Texas; and Wisconsin Dells, Wisconsin, and added additional inventory at locations in Florida, Tennessee and Hawaii.

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

Our vacation ownership business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. Because revenues from sales of vacation ownership interests and consumer finance in connection with such sales depend on the number of vacation ownership units in which we sell vacation ownership interests, increasing the number of such units is important to our revenue growth. Because revenues from property management depend on the number of units we manage, increasing the number of such units is also important to our revenue growth. Revenues from our vacation ownership business represented approximately 55%, 54% and 54% of total company net revenues during 2007, 2006 and 2005, respectively. EBITDA from our vacation ownership business represented approximately 42%, 45% and 38% of total company EBITDA during 2007, 2006 and 2005, respectively. Please see Note 19 to the Consolidated and Combined Financial Statements for a discussion of our results of operations by segment and geographic region.

Sales and Marketing of Vacation Ownership Interests and Property Management

Wyndham Rebranding

As of December 31, 2007, we have largely completed the consumer branding transition of our former Fairfield Resorts and Trendwest vacation ownership businesses to Wyndham Vacation Resorts and WorldMark by Wyndham, respectively. This transition has included the implementation of the Wyndham Vacation Resorts and WorldMark by Wyndham brands throughout all sales and service channels as appropriate, including the application of the Wyndham brand at select resort properties as well as sales and service centers throughout our system.

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

Vacation Ownership Interests, Portfolio of Resorts and Maintenance Fees. The vacation ownership interests that Wyndham Vacation Resorts markets and sells consist of fixed weeks and undivided interests. A fixed week entitles an owner to ownership and usage rights with respect to a unit for a specific week of each year, whereas an undivided interest entitles an owner to ownership and usage rights that are not restricted to a particular week of the year. These vacation ownership interests each constitute a deeded interest in real estate and on average sold for approximately $18,600 in 2007. Of the more than 800,000 owners of vacation ownership interests in Wyndham Vacation Resorts and WorldMark by Wyndham resort properties as of December 31, 2007, approximately 496,000 owners held interests in Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts resort properties are located primarily in the United States and, as of December 31, 2007, consisted of 68 resorts that represented approximately 15,000 units.

The majority of the resorts in which Wyndham Vacation Resorts markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World® Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg® in Virginia; and the Hawaiian Islands. Most Wyndham Vacation Resorts properties are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI, which awards to the top 10% of RCI affiliated vacation ownership resorts throughout the world designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort for exceptional resort standards and service levels. Among Wyndham Vacation Resorts’ 68 resort properties, 53 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation ownership interests pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts. The annual maintenance fee associated with the average vacation ownership interest purchased ranges from approximately $400 to approximately $800. These fees generally are used to renovate and replace furnishings, pay operating, maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Wyndham Vacation Resorts, as the owner of unsold inventory at resorts, also pays maintenance fees to property owners’ associations in accordance with the legal requirements of the states or jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, Wyndham Vacation Resorts enters into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to vacation ownership interests that have not yet been sold.

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

In October 1999, WorldMark by Wyndham formed Wyndham Vacation Resorts Asia Pacific Pty. Ltd., a New South Wales corporation, or Wyndham Asia Pacific, as its direct wholly owned subsidiary for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Wyndham Asia Pacific is currently the largest vacation ownership business in Australia, with approximately 39,000 owners of vacation credits as of December 31, 2007. Resorts in the South Pacific typically are owned and operated through WorldMark South Pacific Club, other than 66 units at Denarau Island, Fiji, which are owned by WorldMark, The Club.

Vacation Credits, Portfolio of Resorts and Maintenance Fees. Vacation credits in the Clubs entitle the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. WorldMark by Wyndham and Wyndham Asia Pacific are the developers or acquirers of the resorts that the Clubs own and operate. After

WorldMark by Wyndham or Wyndham Asia Pacific develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, as applicable. In exchange for the conveyances, WorldMark by Wyndham or Wyndham Asia Pacific receives the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. Although vacation credits, unlike vacation ownership interests in Wyndham Vacation Resorts resort properties, do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates vacation ownership interests evidenced by deeded interests in real estate. In 2007, the average purchase by a new owner of vacation credits was approximately $12,000. Of the more than 800,000 owners of vacation ownership interests in Wyndham Vacation Resorts and WorldMark by Wyndham resorts as of December 31, 2007, over 309,000 owners held vacation credits in the Clubs.

WorldMark by Wyndham resorts are located primarily in the Western United States, Canada, Mexico and the South Pacific and, as of December 31, 2007, consisted of 81 resorts that represented approximately 6,500 units. Of the WorldMark by Wyndham resorts and units, Wyndham Asia Pacific has a total of 16 resorts with approximately 600 units. During 2007, WorldMark by Wyndham expanded its portfolio of resorts to include properties in San Diego, California; McCall, Idaho; West Yellowstone, Montana; Red River, New Mexico; Canmore, Alberta (Canada); Marcoola Beach (Australia), Perth (Australia) and Lake Wanaka (New Zealand); and added additional inventory at locations in California and Illinois.

The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts. Most WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI. Among WorldMark by Wyndham’s 81 resorts, 59 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation credits pay annual maintenance fees to the Clubs. The annual maintenance fee associated with the average vacation credit purchased is approximately $500. The maintenance fee that an owner pays is based on the number of the owner’s vacation credits. These fees are intended to cover the Clubs’ operating costs, including the dues to the property owners’ associations, which are generally the Clubs’ responsibility. Fees paid to property owners’ associations are generally used to renovate and replace furnishings, pay maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Maintenance of common areas and the provision of amenities typically is the responsibility of the property owners’ associations. WorldMark by Wyndham has a minimal ownership interest in the Clubs that results from WorldMark by Wyndham’s ownership of unsold vacation credits in the Clubs. As the owner of unsold vacation credits, WorldMark by Wyndham pays maintenance fees to the Clubs.

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

Wyndham Vacation Resorts and WorldMark by Wyndham offer a variety of entry-level programs and products as part of their sales strategies. One such program allows prospective owners to acquire one-year’s worth of points or credits with no further obligations; another such product is a biennial interest, which prospective owners can buy, that provides for vacations every other year. As part of their sales strategies, Wyndham Vacation Resorts and WorldMark by Wyndham rely on their points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits, which can be upgraded at a later date. To facilitate upgrades among existing owners, Wyndham Vacation Resorts and WorldMark by Wyndham market opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions to owners while those owners vacation at Wyndham Vacation Resorts or WorldMark by Wyndham resort properties, as applicable.

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

Wyndham Vacation Resorts Sales and Marketing. Wyndham Vacation Resorts sells its vacation ownership interests and other real estate interests at 39 resort locations and nine off-site sales centers. On-site sales accounted for approximately 90% of all new sales during 2007. On-site sales presentations typically follow a resort tour led by a Wyndham Vacation Resorts salesperson. Wyndham Vacation Resorts conducted approximately 668,000 and 623,000 tours in 2007 and 2006, respectively.

Wyndham Vacation Resorts’ on-site sales centers, which are located in popular travel destinations throughout the United States, generate substantial tour flow through providing travel-based offers. The sales centers sell overnight vacation packages to popular travel destinations throughout the United States and when the purchasers of such packages redeem the packages, Wyndham Vacation Resorts sales representatives provide the purchasers with tours of Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts utilizes direct mail, on-line campaigns and outbound and inbound telemarketing to market for sale the overnight vacation packages to prospective owners of vacation ownership interests, many of whom are also past or prospective customers for our travel, hospitality, entertainment and gaming marketing alliances. Wyndham Vacation Resorts often co-brands the vacation packages with third parties with whom it has marketing alliances and features products or services provided by those third parties as part of the vacation packages.

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

Wyndham Vacation Resorts’ resort-based sales centers enable Wyndham Vacation Resorts to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at Wyndham Vacation Resorts resort properties. Sales of vacation ownership interests relating to upgrades represented approximately 48%, 46% and 42% of Wyndham Vacation Resorts’ net sales of vacation ownership interests in 2007, 2006 and 2005, respectively.

WorldMark by Wyndham Sales and Marketing. WorldMark by Wyndham sells its vacation credits in the United States primarily at 73 sales offices, 33 of which are located off-site in metropolitan areas. Wyndham Asia Pacific conducts its international sales and marketing efforts through on-site and off-site sales offices, telemarketing and road shows. As of December 31, 2007, Wyndham Asia Pacific had 10 sales offices throughout the east coast of Australia, the North Island of New Zealand and Fiji. Off-site sales offices generated approximately 40% and 41% of WorldMark by Wyndham’s sales of new vacation credits in 2007 and 2006, respectively. WorldMark by Wyndham conducted approximately 476,000 and 423,000 tours in 2007 and 2006, respectively.

WorldMark by Wyndham’s off-site sales offices market vacation credits through local offers to prospective owners in areas where such purchasers reside. WorldMark by Wyndham’s off-site sales offices provide WorldMark by Wyndham with access to large numbers of prospective owners and a convenient, local venue at which to preview and sell vacation credits. The location of off-site sales offices in metropolitan areas provides WorldMark by Wyndham with access to a wide group of qualified sales personnel.

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

WorldMark by Wyndham and Wyndham Asia Pacific periodically encourage existing owners of vacation credits to acquire additional vacation credits through various methods. Sales of vacation credits relating to upgrades represented approximately 38%, 35% and 31% of WorldMark by Wyndham’s net sales of vacation credits in 2007, 2006 and 2005, respectively. Sales of vacation credits relating to upgrades represented approximately 20%, 16% and 13% of Wyndham Asia Pacific’s net sales of vacation credits in 2007, 2006 and 2005, respectively.

Purchaser Financing

Wyndham Vacation Resorts and WorldMark by Wyndham offer financing to purchasers of vacation ownership interests. By offering consumer financing, we are able to reduce the initial cash required by customers to purchase vacation ownership interests, thereby enabling us to attract additional customers and generate substantial incremental revenues and profits. Wyndham Vacation Ownership funds and services loans extended by Wyndham Vacation Resorts and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance, a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada that performs loan financing, servicing and related administrative functions. As of December 31, 2007, we serviced a portfolio of approximately 277,000 loans that totaled $3,264 million in aggregate principal amount outstanding, with an average interest rate of 12.5%.

Wyndham Vacation Resorts and WorldMark by Wyndham do not require a credit investigation or other review or inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the vacation ownership interests. However, Wyndham Vacation Resorts offers purchasers an enhanced financing option whereby purchasers may obtain financing on more favorable terms if they agree to permit Wyndham Vacation Resorts to obtain their credit scores. The interest rate offered to participating purchasers is determined from automated underwriting based upon the purchaser’s credit score, the amount of the down payment and the size of purchase. As of December 31, 2007, this enhanced financing option was in the process of being implemented at WorldMark by Wyndham sales offices. In addition, WorldMark by Wyndham, through certain upgrade sales programs, may offer existing owners of vacation credits who purchase additional vacation credits financing on more favorable terms based on such owner’s payment history with WorldMark by Wyndham. Both Wyndham Vacation Resorts and WorldMark by Wyndham offer purchasers an interest rate reduction if they participate in their pre-authorized checking, or PAC, programs, pursuant to which our consumer financing subsidiary each month debits a purchaser’s bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date. As of December 31, 2007, approximately 84% of purchaser financing serviced by our consumer financing subsidiary participated in the PAC program.

Wyndham Vacation Resorts and WorldMark by Wyndham generally require a minimum down payment of 10% of the purchase price on all sales of vacation ownership interests and offer consumer financing for the remaining balance for up to ten years. The vast majority of the receivables are paid in equal monthly installments that fully amortize the principal due by the final due date (i.e., no teaser rates, no interest rate adjustments, no balloon payments). Both Wyndham Vacation Resorts and WorldMark by Wyndham offer programs through which prospective owners may accumulate the required 10% down payment over a period of time not greater than six months. The prospective owner is placed in “pending” status until the required 10% down payment amount is received.

Similar to other companies that provide consumer financing, we securitize a majority of the receivables originated in connection with the sales of our vacation ownership interests. We initially place the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities. As of December 31, 2007, the aggregate principal amount outstanding of receivables in the warehouse securitization facility and the term securitization facilities was $970 million and $1,495 million, respectively.

Servicing and Collection Procedures

Our consumer financing subsidiary is responsible for the maintenance of accounts receivables files and all customer service, billing and collection activities related to the domestic loans we extend. Our consumer financing subsidiary also places loans pledged in our warehouse and term securitization facilities. As of December 31, 2007, our consumer financing subsidiary had approximately 500 employees, the majority of whom work in customer service, account placement and maintenance, and loan collection functions.

Since April 2005, Wyndham Vacation Resorts and WorldMark by Wyndham have used a single computerized online data system to maintain loan records and service the loans. This system permits access to customer account inquiries and is supported by our information technology department.

The collection methodologies for both brands are similar and entail a combination of mailings and telephone calls which are supported by an automated dialer. As of December 31, 2007, the loan portfolios of both Wyndham Vacation Resorts and WorldMark by Wyndham were approximately 95% current (i.e., not more than 30 days past due).

We assess the performance of our loan portfolio by monitoring certain metrics on a daily, weekly, monthly and annual basis. These metrics include, but are not limited to, collections rates, account roll rates, defaults by state residency of the obligor and bankruptcies. We define defaults as accounts that are 120 days or more past due plus bankrupt accounts. One of the means of assessing defaults and portfolio performance is through the application of static pool methodology that tracks defaults based on the receivables’ year of origination. There are various methods of calculating static pool defaults. In previous years, we used the method of calculating defaults that included originations with less than a full year of history, which provided for an average expected cumulative gross default rate of 17.0% and 16.5% as of December 31, 2007 and 2006, respectively. During 2007, we modified our method of calculating static pool defaults that included originations for which we have a full year of history, which provided for an average expected cumulative gross default rate of 17.9% and 17.8% as of December 31, 2007 and 2006, respectively.

Strategies

We intend to grow our vacation ownership business by increasing sales of vacation ownership interests to new owners and sales of upgrades to existing owners by expanding our marketing and sales efforts, strengthening our product offerings and further developing our consumer financing activities. We plan to leverage the Wyndham brand in our marketing efforts, add new resorts, expand our marketing alliances and increase our on-site sales activities to existing owners. Our plans generally focus on pursuing these strategies organically. In addition, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Expand our sales and marketing efforts

We plan to expand sales and marketing to new and existing owners, including marketing and selling through in-person solicitation, direct mail, e-commerce, referral programs, inbound and outbound telemarketing and upgrade sales programs. We plan to continue to leverage the Wyndham brand in our marketing efforts to strengthen our position in the higher-end segment of the vacation ownership industry, to attract prospective new owners in higher income demographics through Wyndham-branded marketing campaigns, and to increase upgrade sales through the application of the Wyndham brand within existing and new higher-end products and product features.

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

Strengthen our product offerings

We plan to strengthen the products that we offer by adding new resorts and resort locations and expanding our offering of higher-end products and product features. We plan to develop additional product in new domestic regions and in domestic regions we currently serve that are experiencing strong demand such as Orlando, Las Vegas, San Francisco, New Mexico, New Orleans and Hawaii. We plan to develop additional resorts in international regions in Canada, the Caribbean, Mexico, Australia and Asia. In addition, we may also acquire additional resorts that complement our current portfolio of resorts.

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

We plan to expand upon existing and create new higher-end, product offerings in conjunction with the Wyndham brand. We plan to associate the Wyndham brand with our existing high-end Presidential-style vacation ownership units, including new offerings made available to our owners who have attained enhanced membership status within our vacation ownership programs as a result of achieving substantial ownership levels. We are also exploring opportunities to apply the Wyndham brand to future higher-end luxury products.

Enhance our consumer financing activities

We plan to increase our revenue from vacation ownership interest sales by enhancing our customers’ ability to purchase our products. Our consumer financing activities increase our sales of Wyndham Vacation Resorts and WorldMark by Wyndham vacation ownership interests by offering financing to prospective purchasers who might otherwise not purchase. Additionally, offering financing permits prospective purchasers to acquire larger vacation ownership interests than they might otherwise acquire. To further increase the number and size of sales of our vacation ownership interests, we plan to explore offering new financing products and terms that are desirable to prospective purchasers. We plan to increase our net interest income by growing our portfolio of vacation ownership contract receivables.

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

Trademarks

We own the trademarks “Wyndham Vacation Ownership,” “Wyndham Vacation Resorts,” “WorldMark by Wyndham,” and “FairShare Plus” and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our vacation ownership business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations. We own the “WorldMark” trademark pursuant to an assignment agreement with WorldMark, The Club. Pursuant to the assignment agreement, WorldMark, The Club may request that the mark be reassigned to it only in the event of a termination of the WorldMark vacation ownership programs.

Employees

At December 31, 2007, we had approximately 33,200 employees, including approximately 10,000 employees outside of the United States. At December 31, 2007, our lodging business had approximately 5,700 employees, our vacation exchange and rentals business had approximately 9,300 employees and our vacation ownership business had approximately 17,700 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our relations with employees are good.

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

Regulations Generally Applicable to Our Business

Our businesses are subject to, among others, laws and regulations that affect privacy and data collection, marketing regulation and the use of the Internet, as described below:

Privacy and Data Collection. The collection and use of personal data of our customers and our ability to contact our customers, including through telephone, email or facsimile, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Accordingly, we have implemented a “best practices” approach to compliance with these numerous and sometimes divergent laws. Many states have introduced legislation or enacted laws and regulations that require compliance with standards for data collection and protection of privacy and, in some instances, provide for penalties for failure to notify customers when the security of a company’s electronic/computer systems designed to protect such standards are breached, even by third parties. The U.S. Federal Trade Commission, or FTC, adopted “do not call” and “do not fax” regulations in October 2003. Also “do not call” legislation became effective in Australia in May 2007. In compliance with such regulations, our affected businesses have developed and implemented plans to block phone numbers listed on the “do not call” and “do not fax” registries and have instituted new procedures for preventing unsolicited or otherwise unauthorized telemarketing calls. In response to “do not call” and “do not fax” regulations, our affected businesses have reduced their reliance on outbound telemarketing and also review any outbound lists against the constantly updated “do not call” list. In addition, our European businesses have adopted policies and procedures to comply with the European Union Directive on Data Protection. These policies and procedures require that unless the use of data is “necessary” for certain specified purposes, including, for example, the performance of a contract with the individual concerned, consent to use data other than in accordance with our stipulated privacy policies, or to transfer the data outside of the European Union, must be obtained.

Marketing Operations. The products and services offered by our various businesses are marketed through a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated at the federal, state and local levels, and we believe that the effect of such regulations on our marketing operations will increase over time. Such regulations, which include anti-fraud laws, consumer protection laws, privacy laws, identity theft laws, anti-spam laws, telemarketing laws and telephone solicitation laws, may limit our ability to solicit new customers or to market additional products or services to existing customers. In addition, some of our business units use sweepstakes and contests as part of their marketing and promotional programs. These activities are regulated primarily by state laws that require certain disclosures and assurance that the prizes will be available to the winners.

Internet. A number of laws and regulations have been adopted to regulate the Internet. In addition, it is possible that existing laws may be interpreted to apply to the Internet in ways that the existing laws are not currently applied, particularly with respect to the imposition of state and local taxes on the use and reservation of accommodations through the Internet. Regulatory and legal requirements are particularly subject to change with respect to the Internet and may become more restrictive, which will increase the difficulty and expense of compliance or otherwise restrict our business units’ abilities to conduct operations as such operations are currently conducted.

We are also aware of, and are actively monitoring the status of, recently enacted and certain proposed federal, state and international legislation related to privacy, data security and marketing with respect to the onsite marketplace and the use and protection of customer data. It is unclear at this point what effect, if any, such federal, state and international legislation may have on our businesses. California, for example, has enacted legislation that requires enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities. Other states have enacted similar laws or have legislation pending. We cannot predict with certainty whether these laws will affect our practices with respect to customer information and inhibit our ability to market our products and services nor can we predict whether additional states will enact similar laws. Because Internet reservations are more cost-effective than reservations taken over the phone, our costs may increase if Internet reservations are adversely affected by regulations.

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

Immigration. Our domestic business is subject to law and regulations regarding employment of immigrants, ensuring that we employ only U.S. work authorized individuals. This requires us to perform proper hiring procedures to confirm each new employee’s identity and authorization to work in the United States. Recent and anticipated changes in federal and state laws require employers to verify social security numbers as well, which will require us to devote additional resources to conducting the verification process, communicating with employees about verification issues, and, in some cases, terminating the employment of those who are not able to timely resolve verification issues, even if those employees are otherwise authorized to work in the United States. Strict compliance with the laws may result in complaints of discrimination on the basis of national origin, however, failure to comply with these laws may subject the company to significant penalties, such as the loss of a license to do business in certain states or municipalities, the imposition of fines, or reputational damage.

Regulations Applicable to the Lodging Business

Our lodging business is subject to, among others, laws, regulations and policies that affect the sale of franchises, access for persons with disabilities and immigration, as described below:

Sale of Franchises. The FTC, various state laws and regulations and the laws of jurisdictions outside the United States regulate the offer and sale of franchises. The FTC requires that franchisors make extensive written disclosure in a prescribed format to prospective franchisees but does not require registration. The FTC recently approved new franchise regulations (the “FTC Rule”) that will affect sales practices and procedures and the content of disclosure documents that we use to sell franchises in the United States. The new FTC Rule became effective as of July 1, 2007 but franchisors may use their current FDD formats for one year from the effective date. Accordingly, the FTC rule takes effect on a mandatory basis on July 1, 2008. The state laws that affect our franchise business regulate the offer and sale of franchises, the termination, renewal and transfer of franchise agreements, and the provision of loans to franchisees as part of the sales of franchises. Currently, 14 states have laws that require registration in connection with offers and sales of franchises. In addition, 21 states currently have “franchise relationship” laws that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of the agreements. California regulates the provision of loans to franchisees as part of the sales of the franchises but we are currently exempt from such law. The laws of jurisdictions outside the United States regulate pre-sale disclosure and the commencement of franchising. Three Canadian provinces and a number of foreign jurisdictions have adopted general franchises and pre-sale disclosure regulations.

Persons with Disabilities. The American with Disabilities Act, or ADA, prohibits places of public accommodation, such as lodging and restaurant facilities, from discriminating against an individual on the basis of disability as defined in the Act. The U.S. Department of Justice published “ADA Standards for Accessible Design” and “ADA Accessibility Guidelines for Buildings and Facilities,” collectively referred to as “ADAAG,” that, among other things, prescribe a specified number of handicapped accessible rooms, assistive devices for hearing, speech and visually impaired persons, and general standards of design applicable to all areas of facilities subject to the law. The ADAAG specifies the minimum room design and layout criteria for handicapped accessible rooms. Any newly constructed facility (given a certificate of occupancy after January 26, 1993) must comply with ADAAG and be “readily accessible” to and useable by persons with disabilities. Owners, lessors, lessees and operators of public accommodations and their contractors are responsible for ADA and ADAAG compliance. States may impose additional laws that address accommodations and services for individuals with disabilities.

Regulations Applicable to the Vacation Exchange and Rentals Business

Our vacation exchange business is subject to, among other laws and regulations, statutes in certain jurisdictions that regulate vacation exchange services, and we must prepare and file annually disclosure guides with regulators in jurisdictions where such filings are required. Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange program and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. In addition, several states and localities are attempting to enact or have enacted laws or regulations that would impose or impose, as applicable, taxes on members that complete exchanges, similar to local transient occupancy taxes. Our vacation rentals business is subject to state and local regulation, including applicable seller of travel, travel club and real estate brokerage licensing statutes.

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

Regulations Applicable to the Management of Property Operations

Our business that relates to the management of property operations, which includes components of our lodging, vacation ownership and vacation rental businesses, is subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety, including as described below, covering both U.S and non U.S jurisdictional requirements:

Health and Sanitation. Most jurisdictions have regulations or statutes governing the lodging business or its components, such as restaurants, swimming pools and health facilities. Lodging and restaurant businesses often require licensing by applicable authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health-related laws affect the use of linens, towels, glassware and automatic defibrillators. Other laws govern swimming pool use and operation and require the posting of notices, availability of certain rescue equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.wyndhamworldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain and Internet site at http://www.wyndhamworldwide.com. Our website and the information contained on or connected to that site are not incorporated into this annual report.

ITEM 1A.  RISK FACTORS

Before you invest in our securities you should carefully consider each of the following risk factors and all of the other information provided in this report. We believe that the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession, economic factors adversely impacting consumers’ decisions to use and consume leisure travel services and products, terrorist incidents and threats (and associated heightened travel security measures), acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters), war, bird flu and other pandemics, financial instability of air carriers, airline job actions and strikes, and increases in gas and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership products and services;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability and cost of capital;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties, difficulties associated with obtaining entitlements to develop vacation ownership properties and liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop and our ability to maintain our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance, infringement or unavailability of our intellectual property;

•	taxation of guest loyalty program benefits that adversely affects the cost or consumer acceptance of loyalty programs; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

We may not be able to achieve our growth objectives.

We may not be able to achieve our objectives for increasing the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members acquired by our vacation exchange business, the number of rental weeks sold by our vacation rentals business and the number of tours generated and vacation ownership interests sold by our vacation ownership business.

We may be unable to identify acquisition targets that complement our businesses, and if we are able to identify suitable acquisition targets, we may not be able to complete acquisitions on commercially reasonable terms. Our ability to complete acquisitions depends on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. If we are able to complete acquisitions, there is no assurance that we will be able to achieve the revenue and cost benefits that we expected in connection with such acquisitions or to successfully integrate the acquired businesses into our existing operations.

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

local laws might conflict with U.S. laws; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We are a lender of funds when we finance purchases of vacation ownership interests. In connection with our debt obligations, the securitization of certain of our assets and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage requires the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	we may not be able to securitize our vacation ownership contract receivables because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, the ability to insure the securitized vacation ownership contract receivables, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than our allowances for doubtful accounts;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us, the financing of purchases of vacation ownership interests and the renovation and maintenance of properties by vacation ownership resorts; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

Several of our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.

Our businesses are heavily regulated by the states or provinces (including local governments) and countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase and/or require us to modify substantially our business practices. If we are not in substantial compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, telemarketing, licensing, labor, employment and immigration, gaming, environmental and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act, we may be subject to regulatory actions, fines, penalties and potential criminal prosecution.

Due to 2007 revisions to the rules of the Federal Trade Commission relating to registration of franchisors and their offering documents, certain of our hotel brands will be required to obtain registration approvals for their franchise disclosure documents in approximately 13 states. As a result of the expected significant back log of state regulatory review of these documents along with filings made by other franchisors, we may be unable to market and sell new franchises in these states for an extended period of time, negatively impacting our franchise sales.

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

Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we expect will be granted over time to our directors, officers and employees as well as due to the exercise of options issued. In addition, our Board may issue shares of common and preferred stock up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation, by-laws, stockholder rights plan and under Delaware law may prevent or delay an acquisition of our company, which could impact the trading price of our common stock.

Our certificate of incorporation, by-laws, stockholder rights plan and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others: a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Under our stockholder rights plan, our Board may issue shares of stock at a discount to market if a person or group attempts to acquire us on terms not approved by our Board. Unless our Board takes prior action, our stockholder rights plan will expire on April 24, 2008. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We cannot provide assurance that we will continue to pay dividends.

There can be no assurance that we will have sufficient surplus under Delaware law to be able to continue to pay dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in Wyndham Worldwide. This appreciation may not occur.

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the separation agreements we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs. We generally are responsible for the payment of our share of all taxes imposed on Cendant and certain other subsidiaries and certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant’s terminated or divested businesses, liabilities relating to the Travelport sale, the Cendant litigation described below under “Cendant Litigation,” generally any actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for these liabilities were to default on its obligations, each non-defaulting party (including Avis Budget) would be required to pay an equal portion of the amounts in default. Accordingly, we may, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such contingent and other corporate liabilities including associated costs. On or about April 10, 2007, Realogy Corporation was acquired by affiliates of Apollo Management VI, L.P. and no longer trades its common stock as an independent public company. The acquisition does not negate Realogy’s obligation to satisfy 62.5% of such contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. As a result of the acquisition, however, Realogy has greater debt obligations and its ability to satisfy its portion of these liabilities may be adversely impacted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in a leased office at 7 Sylvan Way in Parsippany, New Jersey, which lease expires in 2011. We also lease other Parsippany-based offices, which leases have varying expiration dates. We have a leased office in Virginia Beach, Virginia for our Employee Service Center, which lease expires in 2011.

A new lease for corporate headquarters was signed in 2007, will commence in late 2008 or early 2009 and expires in 2024. Our intention, to the extent possible, is to relocate a portion of our corporate and Lodging personnel into the new site and allow certain of our existing Parsippany-based leases to expire.

Wyndham Hotel Group

Our lodging business has its main corporate operations at a leased office in Parsippany, New Jersey, pursuant to a lease that expires at the end of 2008. Our lodging business also leases space for its reservations centers and/or data warehouse in Aberdeen, South Dakota; Phoenix, Arizona; Fredericton, New Brunswick, Canada and Saint John, New Brunswick, Canada pursuant to leases that expire in 2010, 2010, 2012 and 2013, respectively. In addition, our lodging business leases office space in Rosemont, Illinois expiring in 2008; Atlanta, Georgia expiring in 2011; Dallas, Texas expiring in 2012; Mission Viejo, CA expiring in 2013; Hong Kong, China expiring in 2010; Hammersmith, United Kingdom expiring in 2012 and Shanghai, China expiring in 2010.

Group RCI

Our vacation exchange business has its main corporate operations at a leased office in Parsippany, New Jersey. Our vacation exchange business also owns five properties located in the following cities: Carmel, Indiana; Cork, Ireland; Kettering, United Kingdom; Mexico City, Mexico; and Albufeira, Portugal. Our vacation exchange business also has three leased offices located within the United States pursuant to leases that expire generally between 2 - 4 years and 48 additional leased spaces in various countries outside the United States pursuant to leases that expire generally between 1 - 3 years except for 8 leases that expire between 2011 - 2019. Our vacation rentals business’ operations are managed in seven owned locations (Earby, United Kingdom; Kettering, United Kingdom (co-located with our vacation exchange business above); Albufeira, Portugal; Monterrigioni, Italy; Saarburg, Germany; Romo and Aarhus, Denmark; and Cork, Ireland); three main leased locations (Leidschendam, Netherlands; Dunfermline, United Kingdom; and Hellerup, Denmark) and 17 smaller leased offices throughout Europe. Our main leased locations operate pursuant to leases that expire in 2015, 2012, and 2010, respectively. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2012.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which expire beginning 2012. Our vacation ownership business also owns a facility in Redmond, Washington and leases space for call center and administrative functions in Redmond, Washington expiring in 2013, Las Vegas, Nevada expiring in 2012 and Margate, Florida expiring in 2010. In addition, the vacation ownership business leases approximately 145 marketing and sales offices, of which approximately 125 are throughout the United States with various expiration dates, 19 offices are in Australia expiring within approximately two years, one office in New Zealand expiring in 2009 and one in Canada expiring in 2010.

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

Cendant Litigation

On December 21, 2007, Cendant Corporation (known as Avis Budget Group Inc. since August 29, 2006) and other parties entered into a settlement agreement with Ernst & Young LLP to settle all claims between the parties arising out of In Re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the “Securities Action”). Under the settlement agreement, Ernst & Young agreed to pay an aggregate of $298.5 million to settle all claims among the parties.

After satisfying obligations to various parties, including the plaintiff class members in the Securities Action and in the PRIDES securities class action and certain officers and directors of HFS Incorporated, Cendant received approximately $128 million of net proceeds under the settlement agreement. On December 28, 2007, Cendant distributed all of those net proceeds to Realogy and us in the following respective amounts: approximately $80 million pre-tax (or 62.5% of such net amount) and approximately $48 million pre-tax ($29 million net after tax) (or 37.5% of such net amount), in accordance with the terms of the Separation Agreement. Pursuant to the Separation Agreement, Realogy and we approved the terms of, and authorized Cendant to execute, the settlement agreement.

Under the Separation Agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs. There is only one remaining lawsuit related to the acquisition of CUC International Inc. Such lawsuit is discussed in Note 20 to the financial statements and in our Current Report on a Form 8-K filed with the SEC on September 14, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. At January 31, 2008, the number of stockholders of record was approximately 5,980. The following table sets forth the quarterly high and low sales prices per share of WYN common stock as reported by the NYSE for the year ended December 31, 2007 and the period from July 31, 2006, the date of Separation, to December 31, 2006.

2007	High	Low

First Quarter	$35.48	$29.95
Second Quarter	38.04	34.40
Third Quarter	38.69	28.32
Fourth Quarter	33.46	23.56

2006	High	Low

Third Quarter	$34.41	$26.07
Fourth Quarter	33.25	27.68

Dividend Policy

We initiated a quarterly dividend of $0.04 per share on each share of Common Stock issued and outstanding during the third quarter of 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will or will not occur in the future.

Issuer Purchases of Equity Securities

Below is the summary of our Wyndham common stock repurchases by month for the quarter ended December 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	Plan

October 1 – 31, 2007	234,800	$32.69	234,800	$179,197,518

November 1 – 30, 2007	358,500	$27.72	358,500	$169,275,646

December 1 – 31, 2007 (*)	377,000	$25.13	377,000	$163,388,205

Total	970,300	$27.92	970,300	$163,388,205

(a)	Includes 62,700 shares purchased for which the trade date occurred during December 2007 while settlement occurred in January 2008.

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. From the inception of the program through December 31, 2007, we repurchased 1.5 million shares at an average price of $29.07. In addition, we completed previous stock repurchase programs during 2007 by repurchasing 13 million shares at an average price of $34.92. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. From the inception of the program through December 31, 2007, repurchase capacity increased $5 million from proceeds received from stock option exercises. During the period January 1, 2008 through February 28, 2008, we repurchased an additional 472,800 shares at an average price of $22.19. As of February 28, 2008, we have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Performance Graph

The Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the Commission.

The following graph covers the period from August 1, 2006 to December 31, 2007 and assumes that $100 was invested on August 1, 2006 in each of our common stock, the S&P 500 Index, the S&P 500 Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) and a peer issuer index (consisting of Marriott International Inc., Choice Hotels International, Inc. and Starwood Hotels & Resorts Worldwide, Inc.). The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions.

For 2006, the S&P 500 Index and the S&P 500 Hotels, Resorts & Cruise Lines Index included Hilton Hotels Corporation. Due to the fact that Hilton Hotels ceased to trade as a public company in 2007, it is not included in these indices for 2007.

	Cumulative Total Return
	08/01/06	12/29/06	12/31/07
Wyndham Worldwide	$100.00	$100.53	$74.17
S&P 500 Index	$100.00	$112.05	$118.21
S&P 500 Hotels, Resorts & Cruise Lines Index	$100.00	$126.79	$111.05
Peer Issuer Index	$100.00	$125.49	$91.19

ITEM 6.  SELECTED FINANCIAL DATA

	As of or For The Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Income Data:
Net revenues	$4,360	$3,842	$3,471	$3,014	$2,652
Expenses (a)	3,650	3,265	2,851	2,414	2,157

Operating income	710	577	620	600	495
Other income, net	(7)	—	—	—	—
Interest expense	73	67	29	34	6
Interest income	(11)	(32)	(35)	(21)	(11)

Income before income taxes and minority interest	655	542	626	587	500
Provision for income taxes	252	190	195	234	186
Minority interest, net of tax	—	—	—	4	15

Income before cumulative effect of accounting change	403	352	431	349	299
Cumulative effect of accounting change, net of tax	—	(65)	—	—	—

Net income	$403	$287	$431	$349	$299

Earnings per Share (b)
Basic
Income before cumulative effect of accounting change	$2.22	$1.78	$2.15	$1.74	$1.49
Cumulative effect of accounting change, net of tax	—	(0.33)	—	—	—

Net income	$2.22	$1.45	$2.15	$1.74	$1.49

Diluted
Income before cumulative effect of accounting change	$2.20	$1.77	$2.15	$1.74	$1.49
Cumulative effect of accounting change, net of tax	—	(0.33)	—	—	—

Net income	$2.20	$1.44	$2.15	$1.74	$1.49

Balance Sheet Data:
Securitized assets (c)	$2,596	$1,844	$1,515	$1,159	$958
Total assets	10,459	9,520	9,167	8,343	7,041
Securitized debt	2,081	1,463	1,135	909	774
Long-term debt	1,526	1,437	907	859	358
Total stockholders’/invested equity (d)	3,516	3,559	5,033	4,679	4,283

Operating Statistics:
Lodging (e)
Number of rooms (f)	550,600	543,200	532,700	521,200	518,700
Weighted average rooms available (g)	532,300	527,700	519,000	508,200	524,700
RevPAR (h)	$36.48	$34.95	$31.00	$27.55	$25.92
Royalty, marketing and reservation revenue (in 000s) (i)	$489,041	$471,039	$408,620	$371,058	$357,432
Vacation Exchange and Rentals
Average number of members (in 000s) (j)	3,526	3,356	3,209	3,054	2,948
Annual dues and exchange revenues per member (k)	$135.85	$135.62	$135.76	$134.82	$131.13
Vacation rental transactions (in 000s) (l)	1,376	1,344	1,300	1,104	882
Average net price per vacation rental (m)	$422.83	$370.93	$359.27	$328.77	$248.65
Vacation Ownership
Gross vacation ownership interest (“VOI”) sales (in 000s) (n)	$1,993,000	$1,743,000	$1,396,000	$1,254,000	$1,146,000
Tours (o)	1,144,000	1,046,000	934,000	859,000	925,000
Volume Per Guest (“VPG”) (p)	$1,606	$1,486	$1,368	$1,287	$1,138

(a)	Includes $16 million and $99 million of separation and related costs ($10 million and $69 million, after-tax) and $46 million and $32 million of a net benefit from the resolution of and adjustment to certain contingent liabilities and assets ($26 million and $30 million, after-tax) during 2007 and 2006, respectively.
(b)	During 2007, this calculation is based on basic and diluted weighted average shares of 181 million and 183 million, respectively. For all periods prior to our date of Separation (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock. As such, during 2006, this calculation is based on basic and diluted weighted average shares of 198 million and 199 million, respectively. During 2003 through 2005, this calculation is based on basic and diluted weighted average shares of 200.
(c)	Represents the portion of vacation ownership contract receivables and other vacation ownership related assets that collateralize our debt. Refer to Note 13 to the Consolidated and Combined Financial Statements for further information.
(d)	Represents Wyndham Worldwide’s stand-alone stockholders’ equity since August 1, 2006 and Cendant’s net investment (capital contributions and earnings from operations less dividends) in Wyndham Worldwide and accumulated other comprehensive income for 2003 through July 31, 2006, our date of Separation.
(e)	Ramada International was acquired on December 10, 2004, Wyndham Hotels and Resorts was acquired on October 11, 2005 and Baymont Inn & Suites was acquired on April 7, 2006. The results of operations of these businesses have been included from their acquisition dates forward.
(f)	Represents the number of rooms at lodging properties at the end of the year which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2007 and 2006 include 6,856 and 4,993 affiliated rooms, respectively.

(g)	Represents the weighted average number of hotels rooms available for rental during the year.
(h)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day.
(i)	Royalty, marketing and reservation revenue are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(j)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such members are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related products and services.
(k)	Represents total revenues from annual membership dues and exchange fees generated during the year divided by the average number of vacation exchange members during the year.
(l)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(m)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.
(n)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(o)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(p)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

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

Between January 1, 2003 and December 31, 2007, we completed a number of acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates. During this period, our acquisitions included the Wyndham Hotels and Resorts and Baymont Inn & Suites brands, a vacation ownership and resort management business, Two Flags Joint Venture LLC, Ramada International, Landal GreenParks, Canvas Holidays Limited and FFD Development Company, LLC. See Note 4 to the Consolidated and Combined Financial Statements for a more detailed discussion of the acquisitions completed during 2005, 2006 and 2007.

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

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part I, Item 1A, above. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests, or VOIs, and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Separation from Cendant

On July 31, 2006, Cendant Corporation (or “former Parent”) distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Before our separation from Cendant, we entered into separation, transition services and several other agreements with Cendant, Realogy and Travelport to effect the separation and distribution, govern the relationships among the parties after the separation and allocate among the parties Cendant’s assets, liabilities and obligations attributable to periods prior to the separation. Under the Separation and Distribution Agreement, we assumed 37.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries which were not primarily related to our business or the businesses of Realogy, Travelport or Avis Budget, and Realogy assumed 62.5% of these contingent and other corporate liabilities. These include liabilities relating to Cendant’s terminated or divested businesses, the Travelport sale on August 22, 2006, taxes of Travelport for taxable periods through the date of the Travelport sale, certain litigation matters, generally any actions relating to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

On December 15, 2006, Realogy entered into an agreement and plan of merger with an affiliate of Apollo Management VI, L.P. (“Apollo”) and, on April 10, 2007, Realogy announced that affiliates of Apollo had completed the merger. Although Realogy no longer trades its common stock as an independent public company, the merger does not negate Realogy’s obligation to satisfy 62.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. As a result of the sale, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

Because we now conduct our business as a separate stand-alone public company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been a separate stand-alone public company during the periods presented. Therefore, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after July 31, 2006.

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

Our franchise agreements also require the payment of fees for certain services, including marketing and reservations. With such fees, we provide our franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservations system, (ii) advertising, (iii) promotional and co-marketing programs, (iv) referrals, (v) technology, (vi) training and (vii) volume purchasing. We are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed. In accordance with our franchise agreements, we include an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

We also provide property management services for hotels under management contracts. Our standard management agreement typically has a term of up to 20 years. Our management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenue is recognized when earned in accordance with the terms of the contract. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed properties as revenue and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenue on the Consolidated and Combined Statements of Income. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on our operating income. Management fee revenue and revenue related to payroll reimbursements was $6 million and $92 million, respectively, during 2007, $4 million and $69 million, respectively, during 2006 and $1 million and $17 million, respectively, during the period October 11, 2005 (date of Wyndham Hotels and Resorts brand acquisition, which includes management contracts) through December 31, 2005.

We also earn revenue from administering the TripRewards loyalty program. When a member stays at a participating hotel, we charge our franchisee/managed property owner a fee based upon a percentage of room revenue generated from such stay. This fee is accrued as earned and upon becoming due from the franchisee.

Within our Lodging segment, we measure operating performance using the following key operating statistics: (i) number of rooms, which represents the number of rooms at lodging properties at the end of the year, (ii) weighted average rooms, which represents the weighted average number of hotel rooms available for rental for the year, (iii) RevPAR, which is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day and (iv) royalty, marketing and reservation revenues, which are typically based on a percentage of the gross room revenues of each franchised hotel.

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenue represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related products and services. We record revenue from annual membership dues as deferred income on the Consolidated Balance Sheets and recognize it on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within our vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenue when the exchange requests have been confirmed to the member. Our vacation rentals business derives its revenue principally from fees, which generally range from approximately 45% to 65% of the gross rent charged to rental customers. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenue from such fees is recognized in the period that the rental reservation is made, net of expected cancellations. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. Cancellations for 2007, 2006 and 2005 each totaled less than 5% of rental transactions booked. Our revenue is earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. We also earn rental fees in connection with properties we own or lease under capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related products and services, (ii) annual membership dues and exchange revenue per member, which represents the total annual dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year, (iii) vacation rental transactions, which represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

Vacation Ownership

We market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting described in SFAS No. 66, “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for nondelivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. As a result of the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally seven to ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to operating expense in the current period on the Consolidated and Combined Statements of Income.

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

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated and Combined Statements of Income. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where we are the employer, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on our operating income. Management fee revenue and revenue related to reimbursements was $146 million and $164 million, respectively, during 2007, $112 million and $141 million, respectively, during 2006 and $91 million and $124 million, respectively, during 2005. During 2007, 2006 and 2005, one of the associations that we manage paid Group RCI $15 million, $13 million and $11 million, respectively, for exchange services.

During 2007, 2006 and 2005, gross sales of VOIs were reduced by $22 million, $22 million and $17 million, respectively, of revenue that is deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenue from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort.

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

Other Items

We record lodging-related marketing and reservation revenues, TripRewards revenues, as well as property management services revenues for both our Lodging and Vacation Ownership segments, in accordance with

Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues be recorded on a gross basis.

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

EBITDA for periods prior to July 31, 2006 includes cost allocations from Cendant representing our portion of general corporate overhead. For the period January 1, 2006 to July 31, 2006 and the year ended December 31, 2005, Cendant allocated $20 million and $36 million, respectively, of general corporate overhead. Cendant allocated such costs to us based on a percentage of our forecasted revenues. General corporate expense allocations include costs related to Cendant’s executive management, tax, accounting, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The allocations were not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2007 and 2006. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2007	2006	% Change

Lodging
Number of rooms (a)	550,600	543,200	1
Weighted average rooms available (b)	532,300	527,700	1
RevPAR (c)	$36.48	$34.95	4
Royalty, marketing and reservation revenue (in 000s) (d)	$489,041	$471,039	4
Vacation Exchange and Rentals
Average number of members (in 000s) (e)	3,526	3,356	5
Annual dues and exchange revenues per member (f)	$135.85	$135.62	—
Vacation rental transactions (in 000s) (g)	1,376	1,344	2
Average net price per vacation rental (h)	$422.83	$370.93	14
Vacation Ownership
Gross VOI sales (in 000s) (i)	$1,993,000	$1,743,000	14
Tours (j)	1,144,000	1,046,000	9
Volume Per Guest (“VPG”) (k)	$1,606	$1,486	8

(a)	Represents the number of rooms at lodging properties at the end of the year which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2007 and 2006 include 6,856 and 4,993 affiliated rooms, respectively.
(b)	Represents the weighted average number of hotel rooms available for rental during the year.
(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the year by the average rate charged for renting a lodging room for one day.
(d)	Royalty, marketing and reservation revenue are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related products and services.
(f)	Represents total revenues from annual membership dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year.
(g)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(h)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. On a comparable basis (excluding the impact of foreign exchange movements), such increase was 6%.
(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(k)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our consolidated and combined results comprised the following:

	Year Ended December 31,
	2007	2006	Change

Net revenues	$4,360	$3,842	$518
Expenses	3,650	3,265	385

Operating income	710	577	133
Other income, net	(7)	—	(7)
Interest expense	73	67	6
Interest income	(11)	(32)	21

Income before income taxes	655	542	113
Provision for income taxes	252	190	62

Income before cumulative effect of accounting change	403	352	51
Cumulative effect of accounting change, net of tax	—	(65)	65

Net income	$403	$287	$116

During 2007, our net revenues increased $518 million (13%) principally due to (i) a $205 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) an $83 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume, an increase in the average net price per rental and the conversion of two of our Landal parks from franchised to managed; (iii) a $67 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) a $64 million increase in net revenues in our lodging business, primarily due to RevPAR growth, incremental reimbursable revenues and incremental net revenues generated by our TripRewards loyalty program; (v) $57 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (vi) a $24 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member and (vii) $13 million of incremental ancillary revenues from our vacation ownership and vacation exchange and rentals businesses. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $49 million.

Total expenses increased $385 million (12%) principally reflecting (i) a $336 million increase in operating and administrative expenses primarily related to incremental corporate costs incurred as a stand-alone public company, additional commission expense resulting from increased VOI sales, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased costs related to the property management services that we provide at our vacation ownership business, increased interest expense on our securitized debt, which is included in operating expenses, increased payroll costs paid on behalf of property owners in our lodging business, for which we are reimbursed by the property owners, increased costs related to sales incentives awarded to owners at our vacation ownership business, increased resort services expenses at our vacation exchange and rentals business as a result of converting two of our Landal parks from franchised to managed and increased expenses at our lodging business primarily related to higher information technology costs, expanding our international operations and providing ancillary services to our franchisees; (ii) an $87 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our lodging and vacation ownership businesses; (iii) $59 million of increased cost of sales primarily associated with increased VOI sales; and (iv) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $39 million. These increases were partially offset by (i) $83 million of decreased costs related to our separation from Cendant; (ii) $46 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets; and (iii) the absence of a $21 million charge recorded at our vacation exchange and rentals business during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions.

The increase in depreciation and amortization of $18 million primarily resulted from technology and fixed asset investments placed into service during 2007. Other income, net primarily reflects an $8 million pre-tax gain on the sale of certain vacation ownership properties and related assets during 2007 that were no longer consistent with our development plans. Interest expense increased $6 million and interest income decreased $21 million during 2007 primarily due to our current capital structure as a result of our separation from Cendant. Our effective tax rate increased to 38.5% in 2007 from 35.1% in 2006 primarily due to an increase in nondeductible items and the absence of a state tax benefit recognized in 2006.

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

As a result of these items, our net income increased $116 (40%) million during 2007 as compared to 2006.

Following is a discussion of the results of each of our segments, interest expense/income and other income net:

	Net Revenues			EBITDA
			%			%
	2007	2006	Change	2007	2006	Change

Lodging	$725	$661	10	$223	$208	7
Vacation Exchange and Rentals	1,218	1,119	9	293	265	11
Vacation Ownership	2,425	2,068	17	378	325	16

Total Reportable Segments	4,368	3,848	14	894	798	12
Corporate and Other (a)	(8)	(6)	*	(11)	(73)	*

Total Company	$4,360	$3,842	13	883	725	22

Less: Depreciation and amortization				166	148
Interest expense				73	67
Interest income				(11)	(32)

Income before income taxes				$655	$542

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $64 million (10%) and $15 million (7%), respectively, during 2007 compared with 2006 primarily reflecting strong RevPAR gains across the majority of our brands, the success of our TripRewards loyalty program and incremental property management reimbursable revenues. Such increases were partially offset in EBITDA by increased expenses, particularly for marketing activities.

The increase in net revenues includes (i) $23 million of incremental reimbursable revenues earned by our property management business, (ii) an $18 million (4%) increase in royalty, marketing and reservation revenues, which was primarily due to RevPAR growth of 4%, (iii) $12 million of incremental revenue generated by our TripRewards loyalty program primarily due to increased member stays and (iv) an $11 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. The $23 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. The $18 million increase in royalty, marketing and reservation revenues was substantially driven by price increases, as well as occupancy increases, reflecting the beneficial impact of management and marketing initiatives and an increased focus on quality enhancements, including strengthening our brand standards, as well as an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete.

EBITDA further reflects (i) $15 million of higher expenses primarily resulting from incremental revenues received from our franchisees, as discussed above, (ii) $5 million of increased information technology costs related to developing a more robust infrastructure to support current and future global growth and (iii) an increase of $6 million in other expenses primarily related to expanding our international operations and providing ancillary services to our franchisees. The $15 million of increased marketing spend is reflective of (i) incremental expenditures in our TripRewards loyalty program, (ii) higher fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes) and (iii) additional campaigns in international regions that we have targeted for growth.

As of December 31, 2007, we had approximately 6,540 properties and approximately 550,600 rooms in our system. Additionally, our hotel development pipeline included approximately 930 hotels and approximately 105,000 rooms, of which approximately 32% were international and approximately 44% were new construction as of December 31, 2007.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $99 million (9%) and $28 million (11%), respectively, during 2007 compared with 2006. The increase in net revenues primarily reflects an $83 million increase in net revenues from rental transactions, a $24 million increase in annual dues and exchange revenues, partially offset by an $8 million decrease in ancillary revenues. The increase in EBITDA also includes an increase in expenses, partially offset by the absence of a $21 million charge recorded in second quarter 2006 related to local taxes payable to certain foreign jurisdictions. Net revenue and expense increases include $49 million and $39 million, respectively, of currency translation from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $83 million (17%) during 2007 driven by (i) a 2% increase in rental transaction volume, (ii) a 10% increase in the average net price per rental (or 3%, excluding the favorable impact of foreign exchange movements) and (iii) the conversion of two of our Landal parks from franchised to managed, which contributed an incremental $16 million to revenues or 4% to average net price per rental. Excluding the favorable impact of foreign exchange movements and the conversion of two of our Landal parks from franchised to managed, the 3% increase in average net price per rental was primarily a result of mix shift of rental activity to higher premium destinations. The growth in rental transaction volume was driven by increased rentals at our Landal and Novasol European vacation rental businesses, which primarily resulted from (i) enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations and (ii) improved local economies. The growth in rental transactions was also the result of increased rentals in Latin America due to increased marketing efforts and broader distribution channels. Such growth was partially offset by a decline in RCI member rentals in Europe, decreased cottage rentals in the domestic United Kingdom cottage market primarily due to severe weather conditions during 2007 and a decline in cottage and apartment rentals at French destinations. The increase in net revenues from rental transactions includes the translation effects of foreign exchange movements, which favorably impacted net rental revenues by $38 million.

Annual dues and exchange revenues increased $24 million (5%) during 2007 as compared with 2006 primarily due to a 5% increase in the average number of members. Annual dues and exchange revenue per member was relatively flat during 2007 as compared to 2006 as a result of favorable transaction pricing, which was offset by a decline in exchange transactions per average member. The timing of intervals and points deposits and the mix of intervals and points to be utilized during 2007 compared with 2006 contributed to the decline in exchange transactions per average member. In addition, we believe that trends among timeshare vacation ownership developers are (i) to sell multiyear products, whereby the members have access to the product every second or third year and (ii) to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues decreased due to the absence of $6 million of consulting revenues in our Asia Pacific region recorded during 2006 but not repeated during 2007 and a $5 million adjustment recorded during the second quarter of 2007 relating to previously recorded consulting revenues in our Asia Pacific region. Such decreases were partially offset by $3 million of increased revenues during 2007 from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliates. The increase in annual dues and exchange revenues and ancillary revenues includes the translation effects of foreign exchange movements, which favorably impacted revenues by $11 million.

EBITDA further reflects an increase in expenses of $71 million (8%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $39 million, (ii) a $37 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume, as discussed above, increased staffing costs to support member growth and increased call volumes as well as incremental investments in our information technology infrastructure, (iii) $15 million of increased resort services expenses as a result of converting two of our Landal parks from franchised to managed, as discussed above, (iv) $5 million of incremental employee incentive program expenses during 2007 and (v) $4 million of incremental severance related expenses recorded during 2007. These increases were partially offset by (i) the absence of a $21 million charge recorded during the second quarter of 2006 related to local taxes payable to certain foreign jurisdictions, (ii) the absence of $3 million of costs related to our separation from Cendant recorded during 2006 and (iii) the absence of $2 million of costs incurred during 2006 to close offices and consolidate certain call center operations.

Vacation Ownership

Net revenues and EBITDA increased $357 million (17%) and $53 million (16%), respectively, during 2007 compared with 2006. The operating results reflect growth in vacation ownership sales, consumer finance income and property management fees, as well as the impact of operational changes made during 2006 that resulted in the recognition of revenues that would have otherwise been deferred until a later date under the provisions of SFAS No. 152. The impact of these operational changes in 2006 resulted in higher net revenues and EBITDA of $67 million and $34 million, respectively, that were not replicated during 2007. Such growth was partially offset by incremental expenses during 2007 as compared to 2006.

Gross sales of VOIs at our vacation ownership business increased $250 million (14%) during 2007, driven principally by a 9% increase in tour flow and an 8% increase in VPG. Tour flow was positively impacted by the continued development of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenues were impacted during 2007 by (i) $57 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) $21 million of increased ancillary revenues resulting from higher VOI sales. Such revenue increases were partially offset by an increase of $46 million in our provision for loan losses primarily due to higher financed VOI sales during 2007 as compared to 2006. During both 2007 and 2006, gross sales of VOIs were reduced by $22 million of revenue that is deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenue from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. Due to the strong sales pace and the timing of product construction, we anticipate an increase in deferred revenue of approximately $40 – $100 million during 2008. This deferred revenue is expected to be realized during future periods and there is no impact to our Consolidated Statement of Cash Flows.

In addition, net revenues and EBITDA increased $67 million and $27 million, respectively, during 2007 due to net interest income of $248 million earned on contract receivables during 2007 as compared to $221 million during 2006. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during 2007. We incurred interest expense of $110 million on our securitized debt at a weighted average rate of 5.4% during 2007 compared to $70 million at a weighted average rate of 5.1% during 2006. Our net interest income margin decreased from 76% during 2006 to 69% during 2007 due to increased securitizations completed in 2007, a 36 basis point increase in interest rates, as described above, and approximately $32 million of increased average borrowings on our other securitized debt facilities during 2007 as compared to 2006. Our securitized debt increased by $618 million from December 31, 2006 to December 31, 2007, while our vacation ownership contract receivables increased by $564 million during the same periods. We were able to securitize a higher percentage of our vacation ownership contract receivables during 2007 as compared with 2006. Such improved borrowing efficiency against vacation ownership receivables shifted $13 million of what would have been interest expense below EBITDA into interest expense reflected within EBITDA, which decreased our net interest income margin. See Liquidity Risk for a description of the anticipated impact on our securitizations from the adverse conditions suffered by the United States asset-backed securities and commercial paper markets.

EBITDA further reflects an increase of approximately $306 million (18%) in operating, marketing and administrative expenses, exclusive of incremental interest expense on our securitized debt and the impact of the operational changes made in 2006 in conjunction with the adoption of SFAS No. 152, primarily resulting from (i) $78 million of increased cost of sales primarily associated with increased VOI sales, (ii) $72 million of incremental marketing expenses to support sales efforts, (iii) $48 million of additional commission expense associated with increased VOI sales, (iv) $44 million of increased costs related to the property management services, as discussed above, (v) $35 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business and (vi) $19 million of costs related to sales incentives awarded to owners.

Such increases were partially offset by a $9 million decrease in costs related to our separation from Cendant, primarily related to the absence of an impairment charge recorded during the fourth quarter of 2006 due to a rebranding initiative for our Fairfield and Trendwest trademarks. In addition, we recorded two items during the second quarter of 2007 related to a prior acquisition: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition. EBITDA also benefited from an $8 million pre-tax gain on the sale of certain vacation ownership properties and related assets during 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Consolidated Statements of Income.

Our active development pipeline consists of approximately 4,000 units in 12 U.S. states, Washington D.C., Puerto Rico and four foreign countries. We expect the pipeline to support both new purchases of vacation ownership and upgrade sales to existing owners.

Corporate and Other

Corporate and Other expenses decreased $64 million in 2007 compared with 2006. Such decrease primarily includes (i) a $69 million decrease in separation and related costs due to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards during the third quarter of 2006 and (ii) $46 million of a net benefit related to the resolution of and adjustment to certain liabilities and assets. Such amounts were partially offset by $55 million of incremental stand-alone, corporate costs, including personnel related and public company costs, incurred during 2007.

Interest Expense/Interest Income

Interest expense increased $6 million during 2007 compared with the same period during 2006 primarily as a result of $42 million of incremental interest on the new borrowing arrangements that we entered into during July 2006 and December 2006, partially offset by (i) a decline of $18 million of interest on our vacation ownership asset-linked debt due to its elimination by our former Parent in July 2006, (ii) the absence of $11 million of interest on local taxes payable to certain foreign jurisdictions recorded during the second quarter of 2006 and (iii) a $7 million increase in capitalized interest at our vacation ownership business due to the increased development of vacation ownership inventory. Interest income decreased $21 million during 2007 compared with 2006 primarily as a result of a $24 million decrease in net interest income earned on advances between us and our former Parent, since those advances were eliminated upon our separation from Cendant, partially offset by a $5 million increase in interest income earned on invested cash balances as a result of an increase in cash available for investment.

Other Income, Net

Other income, net includes the $8 million pre-tax gain on the sale of certain vacation ownership properties and related assets, as discussed above, partially offset by $1 million primarily related to net losses from equity investments. All such amounts are included within our segment EBITDA results.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Our consolidated and combined results comprised the following:

	Year Ended December 31,
	2006	2005	Change

Net revenues	$3,842	$3,471	$371
Expenses	3,265	2,851	414

Operating income	577	620	(43)
Interest expense	67	29	38
Interest income	(32)	(35)	3

Income before income taxes	542	626	(84)
Provision for income taxes	190	195	(5)

Income before cumulative effect of accounting change	352	431	(79)
Cumulative effect of accounting change, net of tax	(65)	—	(65)

Net income	$287	$431	$(144)

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

Vacation Exchange and Rentals

Net revenues increased $51 million (5%) and EBITDA decreased $19 million (7%) in 2006 compared with 2005, primarily reflecting a $31 million increase in net revenues from rental transactions and a $19 million increase in annual dues and exchange revenues, more than offset in EBITDA by a $70 million increase in expenses, as discussed below. Revenue and expense increases include $5 million and $6 million, respectively, from a weaker U.S. dollar compared to other foreign currencies and the related currency translation impact.

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

Vacation Ownership

Net revenues and EBITDA increased $194 million (10%) and $42 million (15%), respectively, in 2006 as compared with 2005. The operating results reflect growth in vacation ownership sales and consumer finance income, as well as the impact of the adoption of SFAS No. 152. The impact of SFAS No. 152 on our results for 2006 was a reduction to net revenues of $208 million and an increase to EBITDA of $10 million.

We made operating changes during 2006 that resulted in the recognition of revenues that would have otherwise been deferred under the provisions of SFAS No. 152. As a result, included within the impact of SFAS No. 152, are benefits to net revenues and EBITDA of $67 million and $34 million, respectively. These benefits would have otherwise been offset by 2006 deferrals had the operational changes not been made. Excluding such benefits, the impact of SFAS No. 152 would have been a reduction to net revenues and EBITDA of $275 million and $24 million, respectively, during 2006.

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

EBITDA further reflects an increase of approximately $349 million (22%) in operating, marketing and administrative expenses, exclusive of the impact of SFAS No. 152, the percentage-of-completion method of accounting and incremental interest expense on our securitized debt, primarily resulting from (i) $85 million of increased cost of sales primarily associated with increased VOI sales, (ii) $67 million of additional commission expense associated with increased VOI sales, (iii) $50 million of incremental marketing expenses to support sales efforts, (iv) $48 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business, (v) $37 million of increased costs related to the property management services discussed above, (vi) $25 million of additional contract receivable provisions primarily associated with increased VOI sales, (vii) $18 million of costs related to our separation from Cendant, $11 million of which related to an impairment charge due to a rebranding initiative for our Fairfield and Trendwest trademarks (see Note 2 of our Consolidated and Combined Financial Statements) and (viii) $4 million of increased costs associated with the repair of a completed VOI resort. Such increases were partially offset by the absence of $13 million of expenses during 2005 associated with the impact of the hurricanes experienced in the Gulf Coast during September 2005, which continued to affect us in 2006 due to sales offices damaged by the hurricanes which have yet to reopen.

As of December 31, 2006, our development pipeline consisted of approximately 3,900 units in 15 U.S. states, the Virgin Islands and three foreign countries.

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

Interest Expense/Interest Income

Interest expense increased $38 million during 2006 compared to 2005 primarily as a result of (i) $36 million of increased interest expense on borrowings primarily due to increased average borrowings on existing debt and interest paid on new debt arrangements entered into in July 2006 and (ii) $11 million of interest on local taxes payable to certain foreign jurisdictions, partially offset by a $9 million increase in capitalized interest at our vacation ownership business due to the increased development of vacation ownership inventory. Interest income decreased $3 million during 2006 compared to 2005 primarily as a result of a $6 million decrease in net interest income earned on advances between us and our former Parent due to twelve months of activity during 2005 compared to seven months of activity during 2006, partially offset by a $2 million increase in interest income earned on invested cash balances as a result of an increase in average cash available for investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	December 31,	December 31,
	2007	2006	Change

Total assets	$10,459	$9,520	$939
Total liabilities	6,943	5,961	982
Total stockholders’ equity	3,516	3,559	(43)

Total assets increased $939 million from December 31, 2006 to December 31, 2007 primarily due to (i) a $564 million increase in vacation ownership contract receivables, net resulting from increased VOI sales, (ii) a $281 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, (iii) a $111 million increase in other non-current assets primarily due to increased restricted cash, investments made within our lodging and vacation exchange and rentals businesses primarily to acquire minority equity interests, development advances made at our lodging business and increased development deposits on vacation ownership resorts at our vacation ownership business and (iv) a $93 million increase in property and equipment primarily due to building and furniture, fixtures and equipment within our vacation ownership business, the impact of currency translation on land and building at our vacation exchange and rentals business and additions related to shared technology systems at corporate resulting from our separation from Cendant. Such increases were partially offset by (i) an $84 million decrease in due from former Parent and subsidiaries related to payments made from Cendant to reimburse us for monies they collected on our behalf principally relating to the separation and (ii) a decrease of $59 million in cash and cash equivalents primarily related to the utilization of excess cash (see “Liquidity and Capital Resources — Cash Flows” for further detail).

Total liabilities increased $982 million primarily due to (i) $707 million of additional net borrowings reflecting net changes of $618 million in our securitized vacation ownership debt and $89 million in our other long-term debt, (ii) a $145 million increase in deferred income taxes primarily attributable to higher VOI sales, (iii) a $91 million increase in accrued expenses and other current liabilities primarily due to increased employee compensation related expenses across our businesses, increased accrued developer dues at our vacation ownership business due to timing and at our vacation exchange and rentals business due to required refurbishments at two of our Landal parks, increased accrued legal settlements at our vacation ownership business and increased accrued marketing expenses to promote growth in our vacation ownership business, partially offset by a decrease in our FIN 45 liability due to payments made during 2007 and a lower treasury share repurchase liability for the last four days of trading during each year, (iv) a $60 million increase in deferred income primarily due to increased sales of vacation ownership properties under development and cash received in advance on arrival-based bookings and increased deferred revenue resulting from new enrollments and renewals within our vacation exchange and rentals business and (v) a $44 million increase in other non-current liabilities primarily due to the establishment of a $20 million liability for unrecognized tax benefits in connection with our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, increased points liability at our lodging business due to growth in our TripRewards loyalty program and increased contingent tax liabilities at corporate. Such increases were partially offset by a $68 million decrease in due to former Parent and subsidiaries primarily as a result of our payment of or other reductions in certain contingent and other corporate liabilities of our former Parent or its subsidiaries which were created upon our separation.

Total stockholders’ equity decreased $43 million principally due to (i) $508 million of treasury stock purchased through our stock repurchase program, (ii) a reduction in retained earnings of $20 million related to the establishment of a liability for unrecognized tax benefits in connection with our adoption of FIN 48, (iii) $19 million of unrealized losses on cash flow hedges and (iv) the payment of $14 million in dividends. Such decrease was partially offset by (i) $403 million of net income generated during 2007, (ii) $26 million of currency translation adjustments during 2007, (iii) $25 million as a result of the exercise of stock options during 2007, (iv) $23 million of deferred equity compensation, (v) $16 million of tax adjustments recorded from former Parent, (vi) $15 million of cash transferred from former Parent related to excess proceeds withheld on the sale of Travelport and (vii) a $7 million increase to our APIC Pool due to the exercise and vesting of equity awards.

Liquidity and Capital Resources

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables. We believe that access to our revolving credit facility and our current liquidity vehicles will be sufficient to meet our ongoing needs for the foreseeable future. See Liquidity Risk for a description of the anticipated impact on our securitizations from the adverse conditions suffered by the United States asset-backed securities and commercial paper markets.

Cash Flows

During 2007 and 2006, we had a net change in cash and cash equivalents of $59 million and $170 million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2007	2006	Change

Cash provided by (used in):
Operating activities	$10	$165	$(155)
Investing activities	(255)	(471)	216
Financing activities	177	473	(296)
Effects of changes in exchange rate on cash and cash equivalents	9	3	6

Net change in cash and cash equivalents	$(59)	$170	$(229)

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Operating Activities

During 2007, we generated $155 million less cash from operating activities as compared to 2006, which principally reflects (i) higher investments in vacation ownership contract receivables and inventory, (ii) timing of payments of accounts payable and accrued expenses and (iii) increased income tax payments. Such changes were partially offset by (i) increased deferred income taxes attributable to higher VOI sales, (ii) lower prepaid activity primarily due to completed marketing programs at our vacation exchange and rentals business, as well as lower prepaid sales commissions within our vacation ownership business, (iii) higher income before cumulative effect of accounting change and (iv) a decrease within other current assets primarily due to the timing of collections on non-trade receivables. Vacation ownership contract receivables are expected to continue to increase during 2008 due to growth in VOI sales. The growth in vacation ownership receivables will be partially funded by net proceeds received from secured borrowings.

Investing Activities

During 2007, we used $216 million less cash for investing activities as compared with 2006. The decrease in cash outflows primarily relates to (i) the absence of $143 million of intercompany funding to former Parent due to our separation from Cendant, (ii) lower acquisition-related payments of $89 million primarily due to the acquisition of the Baymont brand for approximately $60 million in cash and the acquisition of a vacation ownership and resort management business for $43 million in cash during 2006, partially offset by the acquisition of four individually non-significant businesses within our vacation ownership and vacation exchange and rentals businesses for aggregate net consideration of $15 million in cash during 2007 and (iii) $26 million of proceeds received in connection with the sale of certain vacation ownership properties and related assets during the third quarter of 2007. Such decreases in cash outflows were partially offset by (i) an increase of $26 million in investments and development advances within our lodging business and investments made within our vacation exchange and rentals business and (ii) decreased restricted cash of $21 million primarily related to cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations, partially offset by the release of escrow amounts as a result of the completion of the deeding process for certain VOI sales.

Financing Activities

During 2007, we generated $296 million less cash from financing activities as compared with 2006, which principally reflects (i) $465 million of lower net proceeds related to changes made in our capital structure during 2006, (ii) $197 million higher spend on our stock repurchase program and (iii) $23 million of incremental net payments made on other long-term borrowings. Such cash outflows were partially offset by (i) $290 million of higher net proceeds from securitized vacation ownership debt during 2007 due to our ability to securitize vacation ownership contract receivables at a higher efficiency rate than during 2006 and (ii) $97 million of net proceeds from corporate borrowings.

We intend to continue to invest in capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotel as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $194 million on capital expenditures during 2007 including the improvement of technology and maintenance of technological advantages, routine improvements and information technology infrastructure enhancements resulting from our separation from Cendant. We anticipate spending approximately $210 to $230 million on capital expenditures during 2008. We spent $50 million for equity investments in joint ventures and development advances to secure franchise and management agreements for our lodging business. In addition, we spent $686 million relating to vacation ownership development projects during 2007 compared to $542 million during 2006. We anticipate spending approximately $650 to $750 million relating to vacation ownership development projects during 2008. The majority of the expenditures required to complete our capital spending programs, strategic investments and vacation ownership development projects were financed with cash flow generated through operations. Additional expenditures were financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. From the inception of the program through December 31, 2007, we repurchased 1.5 million shares at an average price of $29.07. In addition, we completed previous stock repurchase programs during 2007 by repurchasing 13 million shares at an average price of $34.92. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. From the inception of the program through December 31, 2007, repurchase capacity increased $5 million from proceeds received from stock option exercises. During the period January 1, 2008 through February 28, 2008, we repurchased an additional 472,800 shares at an average price of $22.19. We currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The effect is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 20 — Separation Adjustments and Transactions with Former Parent and Subsidiaries. We recorded $239 million of tax liabilities pursuant to the Separation and Distribution Agreement at December 31, 2007. Such amount is recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

Financial Obligations

Our indebtedness consisted of:

	December 31,	December 31,
	2007	2006

Securitized vacation ownership debt:
Term notes	$1,435	$838
Bank conduit facility (a)	646	625

Total securitized vacation ownership debt	$2,081	$1,463

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	97	—
Bank borrowings:
Vacation ownership	164	103
Vacation rentals (d)	—	73
Vacation rentals capital leases	154	148
Other	14	17

Total long-term debt	$1,526	$1,437

(a)	Represents a 364-day vacation ownership bank conduit facility which we renewed through October 2008 and upsized to $1,200 million on October 30, 2007. The capacity is subject to our ability to provide additional assets to collateralize the facility.
(b)	The balance at December 31, 2007 represents $800 million aggregate principal less $3 million of unamortized discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2007, we had $53 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $750 million.
(d)	The borrowings under this facility were repaid on January 31, 2007.

As of December 31, 2007, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt
Term notes	$1,435	$1,435	$—
Bank conduit facility	1,200	646	554

Total securitized vacation ownership debt	$2,635	$2,081	$554

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (a)	900	97	803
Bank borrowings:
Vacation ownership bank borrowings	197	164	33
Vacation rentals capital leases (b)	154	154	—
Other	14	14	—

Total long-term debt	$2,362	$1,526	836

Less: Issuance of letters of credit (a)			53

			$783

(a)	The capacity under our revolving credit facility includes availability for letters of credit. As of December 31, 2007, the total capacity of $900 million was reduced by $53 million for the issuance of letters of credit.
(b)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

Securitized Vacation Ownership Debt

A significant portion of our debt as of December 31, 2007 was issued through the securitization of vacation ownership contract receivables. On February 12, 2007, we closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which matures in February 2020. As of December 31, 2007, we had

$155 million of outstanding borrowings under this facility. On May 23, 2007, we closed an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced above and the remaining proceeds were used for general corporate purposes. As of December 31, 2007, we had $396 million of outstanding borrowings under these term notes. On November 1, 2007, we closed an additional series of term notes payable, Sierra Timeshare 2007-2 Receivables Funding, LLC, in the initial principal amount of $455 million, secured by vacation ownership contract receivables. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility. As of December 31, 2007, we had $410 million of outstanding borrowings under these term notes. Such securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 5.2%, 4.7% and 4.0% during the years ended December 31, 2007, 2006 and 2005, respectively.

On October 30, 2007, we renewed our 364-day securitized vacation ownership bank conduit facility through October 2008. This facility bears interest at variable rates based on LIBOR and usage and its capacity was increased from $1.0 billion to $1.2 billion in connection with its renewal. Such facility had a weighted average interest rate of 5.9%, 5.7% and 4.3% during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, our securitized vacation ownership debt is collateralized by $2,596 million of underlying vacation ownership contract receivables and related assets. Additional usage of the capacity of our bank conduit facility is subject to our ability to provide additional qualifying assets to collateralize such facility. The combined weighted average interest rate on our total securitized vacation ownership debt was 5.4%, 5.1% and 4.1% during 2007, 2006 and 2005, respectively.

Interest expense incurred in connection with our securitized vacation ownership debt amounted to $110 million, $70 million and $46 million during the years ended December 31, 2007, 2006 and 2005, respectively. All such amounts are recorded within operating expenses on the Consolidated and Combined Statements of Income as we earn consumer finance income on the related securitized vacation ownership contract receivables and record such income within revenues on the Consolidated and Combined Statements of Income.

Other

Our 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. The notes are redeemable at our option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of our other senior unsecured indebtedness. As of December 31, 2007, the notes had a carrying value of $797 million.

During July 2006, we entered into a five-year $300 million term loan facility which bears interest at LIBOR plus 55 basis points. Subsequent to the inception of this term loan facility, we entered into an interest rate swap agreement and, as such, the interest rate is fixed at 6.00%. As of December 31, 2007, we had $300 million outstanding under this term loan facility.

We maintain a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 45 to 55 basis points. The interest rate of this facility is dependent on our credit ratings and the outstanding balance of borrowings on this facility. As of December 31, 2007, we had $97 million outstanding borrowings under this facility.

Prior to our separation from Cendant, we previously borrowed under a $600 million asset-linked facility through Cendant to support the creation of certain vacation ownership-related assets and the acquisition and development of vacation ownership properties. In connection with our separation from Cendant, Cendant eliminated the outstanding borrowings under this facility of $600 million on July 27, 2006. The weighted average interest rate on these borrowings was 5.5% during the period January 1, 2006 through July 27, 2006 and 5.1% during the year ended December 31, 2005.

We had outstanding bank borrowings of $164 million as of December 31, 2007 under a foreign credit facility used to support vacation ownership operations in the South Pacific. This facility bears interest at Australian BBSY plus 55 basis points and had a weighted average interest rate of 7.2%, 6.5% and 6.3% during 2007, 2006 and 2005, respectively. As of December 31, 2007, these secured borrowings are collateralized by $208 million of underlying vacation ownership contract receivables and related assets. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

On January 31, 2007, we repaid $73 million of outstanding bank debt borrowings related to our Landal GreenParks business. The bank debt was collateralized by $130 million of land and related vacation rental assets and had a weighted average interest rate of 3.7% and 3.0% during 2006 and 2005, respectively.

We lease some vacation homes located in European holiday parks as part of our vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2007, 2006 and 2005.

We also maintain other debt facilities which arise through the ordinary course of operations. As of December 31, 2007, this debt primarily reflects $11 million of mortgage borrowings related to an office building.

Interest expense incurred in connection with the above debt (excluding our securitized vacation ownership debt) amounted to $96 million, $72 million and $36 million during 2007, 2006 and 2005, respectively. In addition, we recorded $11 million of interest expense related to interest on local taxes payable to certain foreign jurisdictions during 2006. All such amounts are recorded within the interest expense line item on the Consolidated and Combined Statements of Income.

Interest expense is partially offset on the Consolidated and Combined Statements of Income by capitalized interest of $23 million, $16 million and $7 million during 2007, 2006 and 2005, respectively.

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

As of December 31, 2007, we were in compliance with all of the covenants described above including the required financial ratios.

Liquidity Risk

Our vacation ownership business finances certain of its receivables through (i) an asset-backed commercial paper facility and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us other than interest rate risk related to swap counterparties (solely to the extent that the amount outstanding on our notes differs from the forecasted amortization schedule at the time of issuance).

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are under ratings pressure and seeking capital to maintain their credit ratings. Since certain monoline insurers may not be positioned to write new policies, there is a substantial likelihood that the cost of such insurance may increase or that the insurance may become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to subordinate bond investors. It is still possible to issue asset-backed securities without insurance. Our last issuance without insurance was in 2003.

During the third and fourth quarters of 2007, the asset-backed securities market and commercial paper markets in the United States suffered adverse conditions and consequently, our cost of securitized borrowings increased due to (i) increased spreads over relevant benchmarks and (ii) increased monoline insurance costs. We expect to access the term securitization market and renew our asset-backed conduit (which is supported by commercial paper) in 2008. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, it will negatively impact the cost of such borrowings. A long-term disruption to the asset-backed or commercial paper markets could jeopardize our ability to obtain such financings. While benchmark rates (such as LIBOR and U.S. Treasuries) have declined in recent months, there can be no assurance that such declines will persist, or that credit spreads over those benchmarks will not widen.

Our liquidity position may also be negatively affected by unfavorable conditions in the markets in which we operate. Our liquidity as it relates to our vacation ownership financings could be adversely affected if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain ratios, which may occur in certain instances if the credit quality of the underlying vacation ownership contract receivables deteriorates. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. The amount of liabilities which we assumed in connection with our separation from Cendant approximated $349 million and $434 million at December 31, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $349 million is comprised of $36 million for litigation matters, $239 million for tax liabilities, $41 million for liabilities of previously sold businesses of Cendant, $18 million for other contingent and corporate liabilities and $15 million of liabilities where the calculated FIN 45 guarantee amount exceeded the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” liability assumed at the date of separation (of which $12 million of the $15 million pertain to litigation liabilities). In connection with these liabilities, $110 million are recorded in current due to former Parent and subsidiaries and $243 million are recorded in long-term due to former Parent and subsidiaries at December 31, 2007 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $15 million relating to the FIN 45 guarantees is recorded in other current liabilities at December 31, 2007 on the Consolidated Balance Sheet. In addition, we have a $18 million receivable primarily due from former Parent relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivable totaled $65 million at December 31, 2006, related to a refund of excess funding paid to our former Parent resulting from the Separation and income tax refunds.

At December 31, 2006, we had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Consolidated Balance Sheet, which represented our right, pursuant to the Separation Agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which we owned a 37.5% interest pursuant to the Separation Agreement. Upon our receipt of our share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. The receivable was reclassified to other non-current assets on the Consolidated Balance Sheet as of March 31, 2007 as the investment had been legally transferred to us from Avis Budget Group. Accordingly, as of December 31, 2007, we own $11 million of preferred stock investment and warrants in Affinion and account for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities - We have assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. During 2007, Cendant settled a number of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which we retain a 37.5% indemnification obligation. As a result, we increased our contingent litigation accrual for this matter by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was decreased from $40 million at December 31, 2006 to $36 million at December 31, 2007.

•	Contingent tax liabilities - We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but we expect a majority to occur during 2010.

•	Cendant contingent and other corporate liabilities - We have has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements - In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. We recorded $13 million of expenses during 2007 and $8 million of expenses and less than $1 million in other revenues during 2006 in the Consolidated and Combined Statements of Income related to these agreements.

Separation and Related Costs

During 2007, we incurred costs of $16 million in connection with executing our separation from Cendant. Such costs consisted primarily of expenses related to the rebranding initiative at our vacation ownership business and certain transitional expenses. During 2006, we incurred costs of $99 million in connection with executing our separation from Cendant, consisting primarily of (i) the acceleration of vesting of certain employee incentive awards and the related equitable adjustments of such awards, (ii) an impairment charge due to a rebranding initiative for our Fairfield and Trendwest trademarks and (iii) consulting and payroll-related services. We do not expect to incur separation and related costs subsequent to December 31, 2007.

Contractual Obligations

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2008	2009	2010	2011	2012	Thereafter	Total

Securitized debt (a)	$237	$324	$561	$140	$148	$671	$2,081
Long-term debt (b)	175	10	21	407	11	902	1,526
Operating leases	70	62	57	47	35	159	430
Other purchase commitments (c)	323	169	40	23	9	6	570
Contingent liabilities (d)	88	38	223	—	—	—	349

Total (e)	$893	$603	$902	$617	$203	$1,738	$4,956

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2008 through 2010, $59 million during 2011, $48 million during 2012 and $191 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties.
(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.
(e)	Excludes $21 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2007 aggregated $570 million. Individually, such commitments range as high as $73 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $331 million; $218 million of which relates to 2008 and $113 million of which relates to 2009).

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

Other Guarantees/Indemnifications. In the normal course of business, our vacation ownership business provides guarantees to certain property owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the vacation ownership interests. We may be required to fund such excess as a result of our unsold owned vacation ownership interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy agreements (which generally approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related vacation ownership interests are sold. The maximum potential future payments that we could be required to make under these guarantees was $257 million as of December 31, 2007. We would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the vacation ownership interests would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as marketing or rental. During 2007, 2006 and 2005, we made payments related to these guarantees of $5 million, $6 million and $4 million, respectively. As of December 31, 2007, we recorded a liability in connection with these guarantees of $30 million.

In the ordinary course of business, we enter into hotel management agreements which may provide a guarantee by us of minimum returns to the hotel owner. Under such guarantees, we are required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. Our exposure under these guarantees is partially mitigated by our ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, we are able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. The maximum potential amount of future payments to be made under these guarantees is $20 million. The underlying agreement would not require payment until 2010 or thereafter. As of December 31, 2007, we recorded a liability in connection with these guarantees of less than $1 million on our Consolidated Balance Sheet.

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet at December 31, 2007.

Letters of Credit. As of December 31, 2007, we had $53 million of irrevocable standby letters of credit outstanding, which mainly relate to support for development activity at our vacation ownership business.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period as part of operating expenses on the Consolidated and Combined Statements of Income. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in difference in the timing and amount of revenue recognized from the construction of vacation ownership properties. This policy changed upon our adoption of SFAS No. 152 and SOP 04-2, which is discussed in greater detail in Note 2 to the Consolidated and Combined Financial Statements.

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses on the Consolidated and Combined Statements of Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on uncollectibility. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is classified as a reduction to revenue with no change made to prior periods presented.

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

With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings.

The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,723 million and $620 million, respectively, as of December 31, 2007 and $2,699 million and $619 million, respectively, as of December 31, 2006. Our goodwill and other indefinite-lived intangible assets are allocated among our three reportable segments.

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

Changes in Accounting Policies

During 2007, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”
•	FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”

We will adopt the following recently issued standards as required:

•	SFAS No. 157, “Fair Value Measurements”
•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
•	SFAS No. 141(R), “Business Combinations”
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”
•	SAB 110, “Use of a “Simplified” Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options”

For detailed information regarding these pronouncements and the impact thereof on our financial statements, see Note 2 to our Consolidated and Combined Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts and interest rate caps to manage and reduce the interest rate risk related to our debt. Foreign currency forwards and options are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables, payables and forecasted royalties, forecasted earnings and cash flows of foreign subsidiaries and other transactions.

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

•	Our primary interest rate exposure as of December 31, 2007 was to interest rate fluctuations in the United States, specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Euro and Canadian dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We have approximately $3.6 billion of debt outstanding as of December 31, 2007. Of that total, $900 million was issued as variable rate debt and has not been synthetically converted to fixed rate debt via an interest rate swap. A hypothetical 10% change in our effective weighted average interest rate would increase or decrease interest expense by $4 million.

The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets. We use a discounted cash flow model in determining the fair values of vacation ownership contract receivables. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. We use a duration-based model in determining the impact of interest rate shifts on our debt and interest rate derivatives. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2007. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. At December 31, 2007, the absolute notional amount of our outstanding hedging instruments is $500 million. A hypothetical 10% change in the foreign currency exchange rates would result in an increase or decrease of $25 million in the fair value of the hedging instrument at December 31, 2007. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.

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

We used December 31, 2007 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our reports filed with the Commission.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective. Our independent registered public accountants have issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.

Identification of Executive Officers.

The following provides information for each of our executive officers.

Stephen P. Holmes, 51, has served as the Chairman of our Board of Directors and as our Chief Executive Officer since our separation from Cendant in July 2006. Mr. Holmes was a director since May 2003 of the already-existing, wholly owned subsidiary of Cendant that held the assets and liabilities of Cendant’s hospitality services (including timeshare resorts) businesses before our separation from Cendant and has served as a director of Wyndham Worldwide since the separation in July 2006. Mr. Holmes was Vice Chairman and Director of Cendant and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 until our separation from Cendant in July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated, from September 1996 until December 1997 and was a director of HFS from June 1994 until December 1997. From July 1990 through September 1996, Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of HFS.

Franz S. Hanning, 54, has served as President and Chief Executive Officer, Wyndham Vacation Ownership since our separation from Cendant in July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 until our separation from Cendant in July 2006. Mr. Hanning served as President and Chief Executive Officer of Fairfield Resorts, Inc. (which has been renamed Wyndham Vacation Resorts, Inc.) from April 2001, when Cendant acquired Fairfield, to March 2005 and as President and Chief Executive Officer of Trendwest Resorts, Inc. (which has been renamed WorldMark by Wyndham) from August 2004 to March 2005. Mr. Hanning joined Fairfield in 1982 and held several key leadership positions with Fairfield, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.

Steven A. Rudnitsky, 49, has served as President and Chief Executive Officer, Wyndham Hotel Group since our separation from Cendant in July 2006. Mr. Rudnitsky was the Chief Executive Officer of Cendant’s Hotel Group from March 2002 until our separation from Cendant in July 2006. Prior to joining Cendant, from December 2000 to

March 2002, Mr. Rudnitsky was President of Kraft Foodservice and Executive Vice President of Kraft Foods, Inc. Mr. Rudnitsky was appointed to these positions with Kraft in December 2000 upon Kraft’s acquisition of Nabisco Foods Company, where he served as President from 1999 until December 2000. From 1996 to 1999, Mr. Rudnitsky was Vice President and General Manager, food service, for Pillsbury Bakeries & Foodservice. From 1984 to 1996, Mr. Rudnitsky held positions of increasing responsibility at PepsiCo, Inc.

Virginia M. Wilson, 53, has served as our Executive Vice President and Chief Financial Officer since our separation from Cendant in July 2006. Ms. Wilson was Executive Vice President and Chief Accounting Officer of Cendant from September 2003 until our separation from Cendant in July 2006. From October 1999 until August 2003, Ms. Wilson served as Senior Vice President and Controller for MetLife, Inc., a provider of insurance and other financial services. From 1996 until 1999, Ms. Wilson served as Senior Vice President and Controller for Transamerica Life Companies, an insurance and financial services company. Prior to Transamerica, Ms. Wilson was an Audit Partner of Deloitte & Touche LLP.

Scott G. McLester, 45, has served as our Executive Vice President and General Counsel since our separation from Cendant in July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 until our separation from Cendant in July 2006. Mr. McLester was Group Vice President, Legal for Cendant from March 2002 to April 2004, Vice President, Legal for Cendant from February 2001 to March 2002 and Senior Counsel for Cendant from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Mary R. Falvey, 47, has served as our Executive Vice President and Chief Human Resources Officer since our separation from Cendant in July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 until our separation from Cendant in July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 43, has served as our Executive Vice President and Chief Real Estate Development Officer since our separation from Cendant in July 2006. From April 2003 until July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 until February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant Corporation. From November 1998 until December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 until February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.

Nicola Rossi, 41, has served as our Senior Vice President and Chief Accounting Officer since our separation from Cendant in July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 until our separation from Cendant in July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000.

Compliance with Section 16(a) of the Exchange Act.

The information required by this item is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.

Code of Ethics.

The information required by this item is included in the Proxy Statement under the caption “Code of Business Conduct and Ethics” and is incorporated by reference in this report.

Corporate Governance.

The information required by this item is included in the Proxy Statement under the caption “Governance of the Company” and is incorporated by reference in this report.

Certifications.

We have filed as exhibits to this report the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

We submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2007 Annual Meeting of Shareholders.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Proxy Statement under the captions “Related Party Transactions” and “Governance of the Company” and is incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Proxy Statement under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services” and is incorporated by reference in this report.

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
Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN P. HOLMES Stephen P. Holmes	Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ VIRGINIA M. WILSON Virginia M. Wilson	Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ NICOLA ROSSI Nicola Rossi	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ MYRA J. BIBLOWIT Myra J. Biblowit	Director	February 29, 2008

/s/ JAMES E. BUCKMAN James E. Buckman	Director	February 29, 2008

/s/ GEORGE HERRERA George Herrera	Director	February 29, 2008

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY The Right Honourable Brian Mulroney	Director	February 29, 2008

/s/ PAULINE D.E. RICHARDS Pauline D.E. Richards	Director	February 29, 2008

/s/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors and Shareholders
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated and combined statements of income, stockholders’/invested equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 1 to the consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions. Also, as discussed in Note 2 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 29, 2008

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except share data)

	Year Ended December 31,
	2007	2006	2005

Net revenues
Vacation ownership interest sales	$1,666	$1,461	$1,379
Service fees and membership	1,619	1,437	1,288
Franchise fees	523	501	434
Consumer financing	358	291	234
Other	194	152	136

Net revenues	4,360	3,842	3,471

Expenses
Operating	1,742	1,474	1,199
Cost of vacation ownership interests	376	317	341
Marketing and reservation	831	734	628
General and administrative	519	493	424
Provision for loan losses	—	—	128
Separation and related costs	16	99	—
Depreciation and amortization	166	148	131

	3,650	3,265	2,851

Operating income	710	577	620
Other income, net	(7)	—	—
Interest expense	73	67	29
Interest income (including intercompany of $0, $24 and $30)	(11)	(32)	(35)

Income before income taxes	655	542	626
Provision for income taxes	252	190	195

Income before cumulative effect of accounting change	403	352	431
Cumulative effect of accounting change, net of tax	—	(65)	—

Net income	$403	$287	$431

Earnings per share:
Basic
Income before cumulative effect of accounting change	$2.22	$1.78	$2.15
Net income	2.22	1.45	2.15
Diluted
Income before cumulative effect of accounting change	$2.20	$1.77	$2.15
Net income	2.20	1.44	2.15

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$210	$269
Trade receivables, net	459	429
Vacation ownership contract receivables, net	290	257
Inventory	586	520
Prepaid expenses	160	168
Deferred income taxes	101	105
Due from former Parent and subsidiaries	18	65
Other current assets	232	239

Total current assets	2,056	2,052
Long-term vacation ownership contract receivables, net	2,654	2,123
Non-current inventory	649	434
Property and equipment, net	1,009	916
Goodwill	2,723	2,699
Trademarks, net	620	621
Franchise agreements and other intangibles, net	416	417
Due from former Parent and subsidiaries	—	37
Other non-current assets	332	221

Total assets	$10,459	$9,520

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$237	$178
Current portion of long-term debt	175	115
Accounts payable	380	377
Deferred income	612	545
Due to former Parent and subsidiaries	110	187
Accrued expenses and other current liabilities	666	575

Total current liabilities	2,180	1,977
Long-term securitized vacation ownership debt	1,844	1,285
Long-term debt	1,351	1,322
Deferred income taxes	927	782
Deferred income	262	269
Due to former Parent and subsidiaries	243	234
Other non-current liabilities	136	92

Total liabilities	6,943	5,961

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 203,874,101 shares in 2007 and 202,294,898 shares in 2006	2	2
Additional paid-in capital	3,652	3,566
Retained earnings	525	156
Accumulated other comprehensive income	194	184
Treasury stock, at cost—26,656,804 shares in 2007 and 11,877,600 shares in 2006	(857)	(349)

Total stockholders’ equity	3,516	3,559

Total liabilities and stockholders’ equity	$10,459	$9,520

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005

Operating Activities
Net income	$403	$287	$431
Cumulative effect of accounting change, net of tax	—	65	—

Income before cumulative effect of accounting change	403	352	431
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	166	148	131
Provision for loan losses	305	259	128
Deferred income taxes	156	103	236
Stock-based compensation	26	13	—
Excess tax benefits from stock-based compensation	(8)	(2)	—
Impairment of intangible assets	1	11	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(17)	(35)	(40)
Vacation ownership contract receivables	(835)	(594)	(462)
Inventory	(322)	(280)	(21)
Prepaid expenses	(2)	(68)	(1)
Other current assets	(5)	(42)	(13)
Accounts payable, accrued expenses and other current liabilities	146	277	67
Due to former Parent and subsidiaries	(9)	(36)	—
Deferred income	23	48	13
Other, net	(18)	11	23

Net cash provided by operating activities	10	165	492

Investing Activities
Property and equipment additions	(194)	(191)	(134)
Net assets acquired, net of cash acquired, and acquisition-related payments	(16)	(105)	(154)
Net intercompany funding to former Parent and subsidiaries	—	(143)	(398)
Equity investments and development advances	(50)	(24)	(4)
Proceeds received from asset sales	30	—	—
Increase in restricted cash	(24)	(3)	(15)
Other, net	(1)	(5)	9

Net cash used in investing activities	(255)	(471)	(696)

Financing Activities
Proceeds from securitized borrowings	2,636	1,531	1,163
Principal payments on securitized borrowings	(2,018)	(1,203)	(931)
Proceeds from non-securitized borrowings	1,403	2,186	133
Principal payments on non-securitized borrowings	(1,339)	(1,937)	(80)
Proceeds from bond issuance	—	796	—
Dividend to shareholders	(14)	—	—
Dividends paid to former Parent	—	(1,360)	(59)
Capital contribution from former Parent	15	795	—
Repurchase of common stock	(526)	(329)	—
Proceeds from stock option exercises	25	13	—
Debt issuance costs	(12)	(16)	(5)
Excess tax benefits from stock-based compensation	8	2	—
Other, net	(1)	(5)	—

Net cash provided by financing activities	177	473	221

Effect of changes in exchange rates on cash and cash equivalents	9	3	(12)

Net increase (decrease) in cash and cash equivalents	(59)	170	5
Cash and cash equivalents, beginning of period	269	99	94

Cash and cash equivalents, end of period	$210	$269	$99

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’/INVESTED EQUITY
(In millions)

						Accumulated
			Additional	Parent		Other	Treasury		Total
	Common Stock		Paid-in	Company’s	Retained	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Net Investment	Earnings	Income	Shares	Amount	Equity

Balance as of January 1, 2005	—	$—	$—	$4,465	$—	$214	—	$—	$4,679
Comprehensive income:
Net income	—	—	—	431	—	—	—	—
Currency translation adjustment, net of tax benefit of $19	—	—	—	—	—	(106)	—	—
Unrealized gains on cash flow hedges, net of tax of $2	—	—	—	—	—	3	—	—
Reclassification for gains on cash flow hedges, net of tax benefit of $2	—	—	—	—	—	(3)	—	—
Total comprehensive income									325
Dividends paid to former Parent	—	—	—	(59)	—	—	—	—	(59)
Capital contribution from former Parent	—	—	—	88	—	—	—	—	88

Balance at December 31, 2005	—	—	—	4,925	—	108	—	—	5,033
Comprehensive income from January 1, 2006 to July 31, 2006:
Net income	—	—	—	131	—	—	—	—
Currency translation adjustment, net of tax benefit of $27	—	—	—	—	—	79	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $1	—	—	—	—	—	(2)	—	—
Total comprehensive income from January 1, 2006 to July 31, 2006									208
Assumption of former Parent corporate assets	—	—	—	74	—	—	—	—	74
Return of excess funding from former Parent	—	—	—	25	—	—	—	—	25
Tax receivables due from former Parent and subsidiaries	—	—	—	24	—	—	—	—	24
Deferred tax assets on contingent liabilities and guarantees	—	—	—	71	—	—	—	—	71
Guarantees under FIN 45 related to the Separation	—	—	—	(41)	—	—	—	—	(41)
Contingent liabilities—due to former Parent and subsidiaries	—	—	—	(483)	—	—	—	—	(483)
Cash transfer to former Parent	—	—	—	(1,360)	—	—	—	—	(1,360)
Elimination of asset-linked facility obligation by former Parent	—	—	—	600	—	—	—	—	600
Capital contribution from former Parent—proceeds from Travelport sale	—	—	—	760	—	—	—	—	760
Elimination of intercompany balance due to former Parent	—	—	—	(1,157)	—	—	—	—	(1,157)
Transfer of net investment to additional paid-in capital	—	—	3,569	(3,569)	—	—	—	—	—
Comprehensive income from August 1, 2006 to December 31, 2006:
Net income	—	—	—	—	156	—	—	—
Currency translation adjustment, net of tax of $16	—	—	—	—	—	5	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $4	—	—	—	—	—	(6)	—	—
Total comprehensive income from August 1, 2006 to December 31, 2006									155
Issuance of common stock	200	2	(2)	—	—	—	—	—	—
Issuance of restricted stock units	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	13	—	—	—	—	—	13
Deferred compensation	—	—	(68)	—	—	—	—	—	(68)
Additional capital contribution from former Parent—proceeds from Travelport sale	—	—	38	—	—	—	—	—	38
Adjustments to contingent liabilities due to former Parent and subsidiaries	—	—	1	—	—	—	—	—	1
Repurchase of common stock	—	—	—	—	—	—	(12)	(349)	(349)
Equitable adjustment of stock based compensation	—	—	9	—	—	—	—	—	9
Adjustment to deferred tax assets assumed from former Parent	—	—	8	—	—	—	—	—	8
Excess deferred tax assets from stock-based compensation	—	—	(2)	—	—	—	—	—	(2)

Balance at December 31, 2006	202	$2	$3,566	$—	$156	$184	(12)	$(349)	$3,559
Comprehensive income
Net income	—	—	—	—	403	—	—	—
Currency translation adjustment, net of tax of $15	—	—	—	—	—	26	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $12	—	—	—	—	—	(19)	—	—
Minimum pension liability adjustment, net of tax of $1	—	—	—	—	—	3	—	—
Total comprehensive income									413
Exercise of stock options	1	—	25	—	—	—	—	—	25
Issuance of shares for vesting of restricted stock units	1	—	—	—	—	—	—	—	—
Deferred compensation	—	—	23	—	—	—	—	—	23
Cumulative effect, adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes	—	—	—	—	(20)	—	—	—	(20)
Repurchase of common stock	—	—	—	—	—	—	(15)	(508)	(508)
Cash transfer from former Parent	—	—	15	—	—	—	—	—	15
Tax adjustment from former Parent	—	—	16	—	—	—	—	—	16
Excess tax benefits from stock-based compensation	—	—	7	—	—	—	—	—	7
Payment of dividends	—	—	—	—	(14)	—	—	—	(14)

Balance at December 31, 2007	204	$2	$3,652	$—	$525	$194	(27)	$(857)	$3,516

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation

Prior to July 31, 2006, Cendant Corporation (“Cendant” or “former Parent”; known as Avis Budget Group Inc. since August 29, 2006) transferred to Wyndham Worldwide Corporation (“Wyndham” or “the Company”), a Delaware corporation, all of the assets and liabilities primarily related to the hospitality services (including timeshare resorts) businesses of Cendant. On July 31, 2006, Cendant distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation of Wyndham from Cendant (“Separation”) was effective on July 31, 2006. On August 1, 2006, the Company commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

The accompanying Consolidated and Combined Financial Statements include the accounts and transactions of Wyndham, as well as the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Consolidated and Combined Financial Statements.

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

In presenting the Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of annual results reported.

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company recorded $1 million of net losses from such investments during 2007 in other income, net on the Consolidated Statement of Income. In addition, the Company sold certain vacation ownership properties and related assets during 2007 that were no longer consistent with the Company’s development plans for $26 million in proceeds. The Company recorded a pre-tax gain related to such sale of $8 million in other income, net on the Consolidated Statement of Income.

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, middle and economy segments of the lodging industry and provides property management services to owners of luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

The Company’s franchise agreements also require the payment of fees for certain services, including marketing and reservations. With such fees, the Company provides its franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservations system, (ii) advertising, (iii) promotional and co-marketing programs, (iv) referrals, (v) technology, (vi) training and (vii) volume purchasing. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed. In accordance with the Company’s franchise agreements, the Company includes an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

The Company also provides property management services for hotels under management contracts. The Company’s standard management agreement typically has a term of up to 20 years. The Company’s management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenue is recognized when earned in accordance with the terms of the contract. The Company incurs certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed properties as revenue and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenue on the Consolidated and Combined Statements of Income. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on the Company’s operating income. Management fee revenue and revenue related to payroll reimbursements were $6 million and $92 million, respectively, during 2007, $4 million and $69 million, respectively, during 2006 and $1 million and $17 million, respectively, during the period October 11, 2005 (date of Wyndham Hotels and Resorts brand acquisition, which includes management contracts) through December 31, 2005.

The Company also earns revenue from administering its TripRewards loyalty program. When a member stays at a participating hotel, the Company charges its franchisee/managed property owner a fee based upon a percentage of room revenue generated from such stay. This fee is accrued as earned and upon becoming due from the franchisee.

Vacation Exchange and Rentals

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenue represents the annual membership fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within the Company’s vacation exchange business and, for certain members, for other leisure-related products and services. The Company records revenue from annual membership dues as deferred income on the Consolidated Balance Sheets and recognizes it on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within the Company’s vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenue when the exchange requests have been confirmed to the member. The Company’s vacation rentals business derives its revenue principally from fees, which generally range from approximately 45% to 65% of the gross rent charged to rental customers. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenue from such fees is recognized in the period that the rental reservation is made, net of expected cancellations. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. Cancellations for 2007, 2006 and 2005 each totaled less than 5% of rental transactions booked. The Company’s revenue is earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company also earns rental fees in connection with properties it owns or leases under capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered.

Vacation Ownership

The Company markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. The Company’s sales of VOIs are either cash sales or Company-financed sales. In order for the Company to recognize revenues of VOI sales under the full accrual method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company. As a result of the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”) on January 1, 2006, the Company must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by the Company, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally seven to ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to operating expense in the current period on the Consolidated and Combined Statements of Income.

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

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated and Combined Statements of Income. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where the Company is the employer, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Income. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on the Company’s operating income. Management fee revenue and revenue related to reimbursements were $146 million and $164 million, respectively, during 2007, $112 million and $141 million, respectively, during 2006 and $91 million and $124 million, respectively, during 2005. During 2007, 2006 and 2005, one of the associations that the Company manages paid Group RCI $15 million, $13 million and $11 million, respectively, for exchange services.

During 2007, 2006 and 2005, gross sales of VOIs were reduced by $22 million, $22 million and $17 million, respectively, of revenue that is deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenue from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort.

The Company records lodging-related marketing and reservation revenues, TripRewards revenues, as well as property management services revenues for the Company’s Lodging and Vacation Ownership segments, in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues be recorded on a gross basis.

Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2007 and 2006.

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

Restricted Cash

Restricted cash primarily consists of deposits received on sales of VOIs that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records, as well as separately held amounts based upon the terms of the securitizations. Such amounts were $191 million and $147 million as of December 31, 2007 and 2006, respectively, of which $66 million and $57 million, respectively, are recorded within other current assets and $125 million and $90 million, respectively, are recorded within other non-current assets on the Consolidated Balance Sheets.

Receivable Valuation

Trade receivables

The Company provides for estimated bad debts based on their assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity during 2007, 2006 and 2005:

	For the Years Ended
	December 31,
	2007	2006	2005

Beginning balance	$99	$96	$79
Bad debt expense	84	58	51
Write-offs	(70)	(57)	(34)
Translation and other adjustments	(1)	2	—

Ending balance	$112	$99	$96

Vacation ownership contract receivables

Within the Company’s vacation ownership business, the Company provides for estimated vacation ownership contract receivable cancellations and defaults at the time the VOI sales are recorded, by reducing VOI sales with a charge to the provision for loan losses on the Consolidated and Combined Statements of Income. Prior to 2006, the provision for loan losses was presented as expense on the Combined Statements of Income. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated Statement of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on uncollectibility. The Company charges vacation ownership contract receivables to the loan loss allowance when they become 91, 120 or 150 days contractually past due depending on the percentage of the contract price already paid or are deemed uncollectible.

Loyalty Programs

The Company operates a number of loyalty programs including TripRewards, RCI Elite Rewards and other programs. TripRewards and RCI Elite Rewards members accumulate points by purchasing everyday products and services from the various businesses that participate in the program. TripRewards members primarily accumulate points by staying in hotels franchised under one of the Company’s lodging brands.

Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacation, electronics, sporting goods, movie and theme park tickets and gift certificates. The points cannot be redeemed for cash. The Company earns revenue from these programs (i) when a member stays at a participating hotel, from a fee charged by the Company to the franchisee, which is based upon a percentage of room revenue generated from such stay or (ii) based upon a percentage of the members’ spending on the credit cards and such revenue is paid to the Company by a third-party issuing bank. The Company also incurs costs to support these programs, which primarily relate to marketing expenses to promote the programs, costs to administer the programs and costs of members’ redemptions.

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) a cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an independent third-party valuation firm. Revenues relating to the Company’s loyalty programs are recorded in other revenue in the Consolidated and Combined Statements of Income and amounted to $87 million, $73 million and $57 million while total expenses amounted to $71 million, $59 million and $49 million in 2007, 2006 and 2005, respectively. The points liability as of December 31, 2007 and 2006 amounted to $48 million and $43 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

Inventory

Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $23 million, $16 million and $7 million in 2007, 2006 and 2005, respectively.

Advertising Expense

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded primarily within marketing and reservation expenses on the Consolidated and Combined Statements of Income, were $104 million, $90 million and $66 million in 2007, 2006 and 2005, respectively.

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

Certain derivative instruments used to manage interest rate risks of the Company prior to the Separation were entered into on behalf of the Company by Cendant. The fair value of the instruments was recorded on Cendant’s Consolidated Balance Sheets and passed to the Company through the related party accounts, which are presented on the Consolidated Balance Sheets within the due from former Parent and subsidiaries line item. The derivatives that were designated as cash flow hedging instruments by Cendant did not qualify for hedge accounting treatment on the Consolidated and Combined Financial Statements as the derivative remained on Cendant’s balance sheet and the underlying debt instrument resides on the Consolidated and Combined Financial Statements. Therefore, any changes in fair value of these instruments were recognized in the Consolidated and Combined Statements of Income.

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

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from three to five years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $99 million and $82 million as of December 31, 2007 and 2006, respectively.

Impairment of Long-lived Assets

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” ( “SFAS No. 142”), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. Each of the Company’s reportable segments represents a reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, if necessary, as required by SFAS No. 142. The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. In performing this test, the Company determines fair value using the present value of expected future cash flows.

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

During the fourth quarter of 2006, the Company announced that it would change its Fairfield Resorts and Trendwest branding to Wyndham Vacation Resorts and WorldMark by Wyndham, respectively. As a result, the Company recorded an impairment charge of $11 million in its Vacation Ownership Segment relating to the rebranding initiatives. A third party valuation analysis was performed utilizing future cash flows of the underlying trademarks to arrive at the trademarks’ fair value. The resulting impairment charge was recorded during 2006 as a component of separation and related costs within the Consolidated and Combined Statements of Income. In addition, the remaining trademark value of $2 million was fully amortized during 2007. There were no significant impairments relating to intangible assets or other long-lived assets during 2007 or 2005.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, accumulated unrealized gains and losses on derivative instruments designated as cash flow hedges and pension related costs. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in the Consolidated and Combined Statements of Income.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”), to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). FSP 123R-2 stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (i) cannot be negotiated by the recipient with the employer because the award is a unilateral grant and (ii) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 in connection with its adoption of SFAS No. 123(R) on January 1, 2006.

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

In connection with the distribution of the shares of common stock of Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved the full vesting of all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) on August 15, 2006. As a result of the acceleration of the vesting of these awards, the Company recorded non-cash compensation expense of $45 million during the third quarter of 2006. In connection with the acceleration of the equity awards, an APIC Pool detriment of $9 million was created as the tax deduction of the equity awards was lower than the deferred tax asset recognized. As of January 1, 2006, the Company had no APIC Pool. During 2006, the Company created an APIC Pool of approximately $2 million through other vesting activities. As a result of the write off of the $9 million excess deferred tax asset, the Company recorded a tax provision of $7 million on its Consolidated and Combined Statement of Income during the year ended December 31, 2006 and a reduction to additional paid-in capital of $2 million on its Consolidated Balance Sheet as of December 31, 2006. During 2007, the Company’s APIC Pool increased by $7 million due to the exercise and vesting of equity awards. As a result of such increase, the Company recorded a corresponding increase to additional paid-in capital of $7 million on its Consolidated Balance Sheet as of December 31, 2007.

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

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company adopted SFAS No. 156 on

January 1, 2007, as required. There was no impact on the Company’s Consolidated and Combined Financial Statements resulting from the adoption.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007, as required, which resulted in a decrease to stockholders’ equity as of January 1, 2007 of $20 million. See Note 7—Income Taxes for a further explanation of the impact of the adoption.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 will become effective for the Company on January 1, 2008. The Company believes the adoption of SFAS No. 157 will not have a material impact on its Consolidated and Combined Financial Statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will become effective for the Company on January 1, 2008. The Company believes the adoption of SFAS No. 159 will not have a material impact on its Consolidated and Combined Financial Statements.

Business Combinations. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its Consolidated and Combined Financial Statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128; such that earnings per share data will continue to be calculated the same way those data were calculated before this Statement was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its Consolidated and Combined Financial Statements.

Staff Accounting Bulletin No. 110. In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB 110 will become effective for the Company on January 1, 2008. The Company believes the adoption of SAB 110 will not have material impact on its Consolidated and Combined Financial Statements.

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

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2007	2006	2005

Income before cumulative effect of accounting change	$403	$352	$431
Cumulative effect of accounting change, net of tax	—	(65)	—

Net income	$403	$287	$431

Basic weighted average shares outstanding	181	198	200
Stock options and restricted stock units	2	1	—

Diluted weighted average shares outstanding	183	199	200

Basic earnings per share:
Income before cumulative effect of accounting change	$2.22	$1.78	$2.15
Cumulative effect of accounting change, net of tax	—	(0.33)	—

Net income	$2.22	$1.45	$2.15

Diluted earnings per share:
Income before cumulative effect of accounting change	$2.20	$1.77	$2.15
Cumulative effect of accounting change, net of tax	—	(0.33)	—

Net income	$2.20	$1.44	$2.15

The computations of diluted net income per common share available to common stockholders for the years ended December 31, 2007 and 2006 do not include approximately 11 million and 16 million of stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive to earnings per share.

On July 31, 2007, the Company’s Board of Directors declared a dividend of $0.04 per share payable September 4, 2007 to shareholders of record as of August 13, 2007. On September 4, 2007, the Company paid cash dividends of $0.04 per share ($7 million).

On October 25, 2007, the Company’s Board of Directors declared a dividend of $0.04 per share payable December 4, 2007 to shareholders of record as of November 13, 2007. On December 4, 2007, the Company paid cash dividends of $0.04 per share ($7 million).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated and Combined Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Balance Sheets as adjustments to the purchase price or on the Consolidated and Combined Statements of Income as expenses, as appropriate.

2007 Acquisitions

During 2007, the Company acquired four individually non-significant businesses for aggregate consideration of $15 million in cash, net of cash acquired of $5 million. The goodwill resulting from the allocation of the purchase prices of these acquisitions aggregated $5 million, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the Vacation Ownership segment. These acquisitions also resulted in $14 million of other intangible assets.

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

Other. On July 20, 2006, the Company acquired a vacation ownership and resort management business for aggregate consideration of $43 million in cash. The goodwill resulting from the allocation of the purchase price for this acquisition aggregated $34 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company’s Vacation Ownership segment. This acquisition also resulted in $12 million of other amortizable intangible assets (primarily customer lists).

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

Other. During 2005, the Company also acquired three other individually non-significant businesses for aggregate consideration of $33 million in cash, net of cash acquired of $3 million. The goodwill resulting from the allocation of the purchase prices of these acquisitions aggregated $21 million, $1 million of which is expected to be deductible for tax purposes. The goodwill was allocated to the Vacation Exchange and Rentals ($4 million) and Vacation Ownership ($17 million) segments. These acquisitions also resulted in $1 million of other intangible assets.

5.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$2,723			$2,699

Trademarks (a)	$620			$619

Amortized Intangible Assets
Franchise agreements (b)	$597	$257	$340	$596	$238	$358
Other (c)	99	23	76	82	21	61

	$696	$280	$416	$678	$259	$419

(a)	Comprised of various trade names (including the worldwide Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Canvas Holidays, Baymont Inn & Suites, FairShare Plus and WorldMark trade names) that the Company has acquired and which distinguishes the Company’s consumer services. These trade names are expected to generate future cash flows for an indefinite period of time.
(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 35 years.
(c)	Includes customer lists and business contracts, generally amortized over a period ranging from 5 to 20 years with a weighted average life of 15 years. Also includes $2 million of trademarks as of December 31, 2006. During 2007, the Company wrote off such trademarks as they were fully amortized.

During the fourth quarter of 2006, the Company recorded an $11 million impairment charge due to a rebranding initiative for its Fairfield and Trendwest trademarks (see Note 2—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets for more information). The remaining $2 million of trademarks for Fairfield and Trendwest was reclassified into Other Amortized Intangible Assets as of December 31, 2006. As of December 31, 2007, the remaining $2 million of trademarks were fully amortized and written off.

The changes in the carrying amount of goodwill are as follows:

				Adjustments
	Balance as of	Goodwill		to Goodwill	Foreign		Balance as of
	January 1,	Acquired		Acquired	Exchange		December 31,
	2007	during 2007		during 2006	and Other		2007

Lodging	$245	$—		$—	$—		$245
Vacation Exchange and Rentals	1,116	—		—	20	(b)	1,136
Vacation Ownership	1,338	5	(a)	—	(1)		1,342

Total Company	$2,699	$5		$—	$19		$2,723

(a)	Relates to the acquisition of a vacation ownership sales and marketing business (see Note 4—Acquisitions).
(b)	Relates to foreign exchange translation adjustments.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2007	2006	2005

Franchise agreements	$19	$18	$16
Other	8	17	16

Total (*)	$27	$35	$32

(*)	Included as a component of depreciation and amortization on the Consolidated and Combined Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2007, the Company expects related amortization expense for the five succeeding fiscal years to approximate $25 million during 2008 and 2009, $24 million during 2010 and 2011 and $23 million during 2012.

6.	Franchising and Marketing/Reservation Activities

Franchise fee revenue of $523 million, $501 million and $434 million on the Consolidated and Combined Statements of Income for 2007, 2006 and 2005, respectively, includes initial franchise fees of $8 million, $7 million and $7 million, respectively.

As part of the ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $227 million, $223 million and $189 million during 2007, 2006 and 2005, respectively, and are recorded within the franchise fees line item on the Consolidated and Combined Statements of Income. As provided for in the franchise agreements, all of these fees are to be expended for marketing purposes or the operation of an international, centralized, brand-specific reservation system for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including access to an international, centralized, brand-specific reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing.

The number of lodging outlets in operation by market sector is as follows:

	(Unaudited)
	As of December 31,
	2007	2006	2005

Upscale (a)	79	82	101
Midscale (b)	1,718	1,727	1,634
Economy (c)	4,726	4,647	4,613
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (d)	21	17	—

	6,544	6,473	6,348

(a)	Comprised of the Wyndham Hotels and Resorts lodging brand.
(b)	Comprised of the Wingate by Wyndham, Ramada Worldwide, Howard Johnson, Baymont Inn & Suites and AmeriHost Inn lodging brands.
(c)	Comprised of the Days Inn, Super 8, Travelodge and Knights Inn lodging brands.
(d)	Represents properties affiliated with the Wyndham Hotels and Resorts brand for which the Company receives a fee for reservation and/or other services provided and properties managed under the CHI Limited joint venture. These properties are not branded; however, eight of the managed properties are scheduled to be rebranded as a Wyndham brand during 2008.

The number of lodging outlets changed as follows:

	(Unaudited)
	For the Years Ended December 31,
	2007	2006	2005

Beginning balance	6,473	6,348	6,399
Additions	474	568	458
Terminations	(403)	(443)	(509)

Ending balance	6,544	6,473	6,348

The Company may, at its discretion, provide development advances to certain of its franchisees or property owners in its managed business in order to assist such franchisees/property owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/property owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2007, 2006 or 2005. The amount of such development advances recorded on the Consolidated Balance Sheets was $42 million and $23 million at December 31, 2007 and 2006, respectively. These amounts are classified within the other non-current assets line item on the Consolidated Balance Sheets. During 2007, 2006 and 2005, the Company recorded $3 million, $3 million and $2 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated and Combined Statements of Income.

7.	Income Taxes

The income tax provision consists of the following for the year ended December 31:

	2007	2006	2005

Current
Federal	$69	$74	$(39)
State	3	(6)	(26)
Foreign	24	19	24

	96	87	(41)

Deferred
Federal	133	117	186
State	23	(2)	52
Foreign	—	(12)	(2)

	156	103	236

Provision for income taxes	$252	$190	$195

Prior to the Separation, the Company was included in the Cendant consolidated tax returns. The utilization of the Company’s net operating loss carryforwards by other Cendant companies is reflected in the 2006 and 2005 current provision.

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2007	2006	2005

Domestic	$567	$493	$543
Foreign	88	49	83

Pre-tax income	$655	$542	$626

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2007	2006

Current deferred income tax assets:
Accrued liabilities and deferred income	$109	$110
Provision for doubtful accounts and vacation ownership contract receivables	108	82
Net operating loss carryforwards	24	16
Valuation allowance (*)	(28)	(9)

Current deferred income tax assets	213	199

Current deferred income tax liabilities:
Prepaid expenses	6	3
Unamortized servicing rights	3	4
Installment sales of vacation ownership interests	83	74
Other	20	13

Current deferred income tax liabilities	112	94

Current net deferred income tax asset	$101	$105

Non-current deferred income tax assets:
Net operating loss carryforwards	$45	$28
Foreign tax credit carryforward	69	—
Alternative minimum tax credit carryforward	131	77
Tax basis differences in assets of foreign subsidiaries	94	100
Accrued liabilities and deferred income	15	31
Other	—	35
Amortization	6	5
Valuation allowance (*)	(56)	(9)

Non-current deferred income tax assets	304	267

Non-current deferred income tax liabilities:
Depreciation and amortization	409	384
Installment sales of vacation ownership interests	770	618
Other	52	47

Non-current deferred income tax liabilities	1,231	1,049

Non-current net deferred income tax liabilities	$927	$782

(*)	The valuation allowance of $84 million as of December 31, 2007 primarily relates to foreign tax credits and state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2007, the Company had federal net operating loss carryforwards of $78 million, which primarily expire in 2026. No provision has been made for U.S. federal deferred income taxes on $208 million of accumulated and undistributed earnings of foreign subsidiaries as of December 31, 2007 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.6	(1.1)	2.7
Changes in tax basis differences in assets of foreign subsidiaries	—	—	(10.0)
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.9)	(1.6)	(1.1)
Taxes on repatriated foreign income, net of tax credits	1.1	1.9	1.8
Adjustment of estimated income tax accruals	—	—	2.3
Release of guarantee liability related to income taxes	0.7	(0.7)	—
Other	1.0	1.6	0.5

	38.5%	35.1%	31.2%

The increase in the 2007 effective tax rate is primarily the result of an increase in nondeductible items and the absence of a $15 million benefit recognized in 2006 resulting from a change in the Company’s 2005 state effective tax rates. In March 2005, the Company entered into a foreign tax restructuring where certain of its foreign subsidiaries were considered liquidated for United States tax purposes. This liquidation resulted in a taxable transaction which resulted in an increase in the tax basis of the assets held by these subsidiaries to their fair market value. This resulted in the creation of a deferred tax asset and recognition of a deferred tax benefit during 2005.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company established a liability for unrecognized tax benefits of $20 million, which was accounted for as a reduction of retained earnings on the Consolidated Balance Sheet at January 1, 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount

Balance at January 1, 2007	$24
Increases related to tax positions taken during a prior period	8
Expiration of the statute of limitations for the assessment of taxes	(4)

Balance at December 31, 2007	$28

The gross amount of the unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the Company’s effective tax rate is $21 million. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statement of Income. Prior to January 1, 2007, accrued interest and penalties were recorded as a component of operating expenses and interest expense on the Consolidated and Combined Statements of Income. The Company also accrued potential penalties and interest of $1 million related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the Company has recorded a liability for potential penalties and interest of $2 million and $3 million, respectively, on the Consolidated Balance Sheet. The Company unrecognized tax benefits were offset by $4 million of net operating loss carryforwards. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 and 2007 tax years generally remain subject to examination by federal tax authorities. The 2004 through 2007 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $0 to $5 million.

The Company made cash income tax payments, net of refunds, of $83 million, $62 million and $32 million during 2007, 2006 and 2005, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

During 2007, the Company recorded an increase to stockholders’ equity of $16 million which was primarily the result of deferred income tax adjustments arising from the filing of pre-separation income tax returns. Such pre-separation adjustments included $69 million of foreign tax credits with a full valuation allowance of $69 million.

The foreign tax credits primarily expire in 2015 and the valuation allowance on these credits will be reduced when and if the Company determines that these credits are more likely than not to be realized.

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

The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. Although the Company and Cendant believe there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

8.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net as of December 31, consisted of:

	2007	2006

Current vacation ownership contract receivables:
Securitized	$248	$201
Other	73	86

	321	287
Less: Allowance for loan losses	(31)	(30)

Current vacation ownership contract receivables, net	$290	$257

Long-term vacation ownership contract receivables:
Securitized	$2,218	$1,545
Other	725	826

	2,943	2,371
Less: Allowance for loan losses	(289)	(248)

Long-term vacation ownership contract receivables, net	$2,654	$2,123

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2007 and thereafter are as follows:

	Securitized	Other	Total

2008	$248	$73	$321
2009	253	76	329
2010	254	78	332
2011	259	80	339
2012	277	82	359
Thereafter	1,175	409	1,584

	$2,466	$798	$3,264

During 2007, 2006 and 2005, the Company originated vacation ownership receivables of $1,608 million, $1,289 million and $1,097 million, respectively, and received principal collections of $773 million, $695 million and $635 million, respectively. Interest rates offered on vacation ownership contract receivables range from 9.0% to 18.0%. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.5%, 12.7% and 13.1% as of December 31, 2007, 2006 and 2005, respectively.

The activity in the allowance for loan losses related to vacation ownership contract receivables is as follows:

	Amount

Allowance for loan losses as of January 1, 2005	$(119)
Provision for loan losses	(128	) (*)
Contract receivables written-off, net	110

Allowance for loan losses as of December 31, 2005	(137)
Increase due to adoption of SFAS No. 152	(83)

Adjusted allowance for loan losses as of January 1, 2006	(220)
Provision for loan losses	(259)
Contract receivables written-off, net	201

Allowance for loan losses as of December 31, 2006	(278)
Provision for loan losses	(305)
Contract receivables written off, net	263

Allowance for loan losses as of December 31, 2007	$(320)

(*)	Includes a $12 million provision associated with estimated losses resulting from the 2005 Gulf Coast hurricanes.

The provision for loan losses during 2007 or 2006 is not comparable to such provision during 2005 as a result of the adoption of SFAS No. 152 as of January 1, 2006. SFAS 152 requires the Company to reflect the provision for loan losses on a gross basis excluding estimated recoveries. During 2005, estimated recoveries were reflected as a reduction of the provision for loan losses. Accordingly, the provision for loan losses during 2007 and 2006 included $128 million and $115 million, respectively, of estimated recoveries, which is now reflected as an increase to VOI inventory.

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

Off-Balance Sheet.  Certain structures used by the Company to securitize vacation ownership contract receivables prior to September 1, 2003 were treated as off-balance sheet sales, with the Company retaining the servicing rights and a subordinated interest. These transactions did not qualify for inclusion in the Consolidated and Combined Financial Statements. As these securitization facilities were precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which were serviced by the Company, are not reflected on the Consolidated Balance Sheet. The Company completed such structures during 2007 and, therefore, no retained interest was recorded on the Consolidated Balance Sheet as of December 31, 2007. As of December 31, 2006, the retained interest of $3 million was recorded within other non-current assets on the Combined Balance Sheet.

9.	Inventory

Inventory, as of December 31, consisted of:

	2007	2006

Land held for VOI development	$170	$101
VOI construction in process	562	495
Completed inventory and vacation credits (*)	503	358

Total inventory	1,235	954
Less: Current portion	586	520

Non-current inventory	$649	$434

(*)	Includes estimated recoveries of $128 million and $115 million at December 31, 2007 and 2006, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

10.	Property and Equipment, net

Property and equipment, net, as of December 31, consisted of:

	2007	2006

Land	$172	$153
Building and leasehold improvements	439	367
Capitalized software	262	214
Furniture, fixtures and equipment	472	400
Vacation rental property capital leases	136	132
Construction in progress	123	153

	1,604	1,419
Less: Accumulated depreciation and amortization	(595)	(503)

	$1,009	$916

During 2007, 2006 and 2005, the Company recorded depreciation and amortization expense of $139 million, $113 million and $99 million, respectively, related to property and equipment.

11.	Other Current Assets

Other current assets, as of December 31, consisted of:

	2007	2006

Non-trade receivables, net	$75	$68
Deferred vacation ownership development costs	68	88
Restricted cash	66	57
Other	23	26

	$232	$239

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2007	2006

Accrued payroll and related	$194	$149
Accrued advertising and marketing	58	86
Accrued other	414	340

	$666	$575

13.	Long-Term Debt and Borrowing Arrangements

Securitized and long-term debt as of December 31 consisted of:

	2007	2006

Securitized vacation ownership debt:
Term notes	$1,435	$838
Bank conduit facility (a)	646	625

Total securitized vacation ownership debt	2,081	1,463
Less: Current portion of securitized vacation ownership debt	237	178

Long-term securitized vacation ownership debt	$1,844	$1,285

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$796
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	97	—
Bank borrowings:
Vacation ownership	164	103
Vacation rentals (d)	—	73
Vacation rentals capital leases	154	148
Other	14	17

Total long-term debt	1,526	1,437
Less: Current portion of long-term debt	175	115

Long-term debt	$1,351	$1,322

(a)	Represents a 364-day vacation ownership bank conduit facility, which the Company renewed through October 2008 and upsized to $1,200 million on October 30, 2007. The capacity is subject to the Company’s ability to provide additional assets to collateralize the facility.

(b)	The balance at December 31, 2007 represents $800 million aggregate principal less $3 million of unamortized discount.

(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2007, the Company had $53 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $750 million.

(d)	The borrowings under this facility were repaid on January 31, 2007.

The Company’s outstanding debt as of December 31, 2007 matures as follows:

	Securitized
	Vacation
Year	Ownership
	Debt	Other	Total

2008	$237	$175	$412
2009	324	10	334
2010	561	21	582
2011	140	407	547
2012	148	11	159
Thereafter	671	902	1,573

	$2,081	$1,526	$3,607

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

As of December 31, 2007, the Company was in compliance with all of the covenants described above including the required financial ratios.

As of December 31, 2007, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,435	$1,435	$—
Bank conduit facility (a)	1,200	646	554

Total securitized vacation ownership debt	$2,635	$2,081	$554

Long-term debt:
6.00% senior unsecured notes (due December 2016)	797	797	—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	97	803
Bank borrowings:
Vacation ownership	197	164	33
Vacation rentals capital leases (c)	154	154	—
Other	14	14	—

Total long-term debt	$2,362	$1,526	836

Less: Issuance of letters of credit (b)			53

			$783

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2007, the total capacity of $900 million was reduced by $53 million for the issuance of letters of credit.

(c)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

Securitized Vacation Ownership Debt

As previously discussed in Note 8—Vacation Ownership Contract Receivables, the Company issues debt through the securitization of vacation ownership contract receivables. On February 12, 2007, the Company closed a securitization facility, Premium Yield Facility 2007-A, in the amount of $155 million, which matures in February 2020. As of December 31, 2007, the Company had $155 million of outstanding borrowings under this facility. On May 23, 2007, the Company closed an additional series of term notes payable, Sierra Timeshare 2007-1 Receivables Funding, LLC, secured by vacation ownership contract receivables in the initial principal amount of $600 million. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were used to reduce the balance outstanding under the bank conduit facility referenced below and the remaining proceeds were used for general corporate purposes. As of December 31, 2007, the Company had $396 million of outstanding borrowings under these term notes. On November 1, 2007, the Company closed an additional series of term notes payable, Sierra Timeshare 2007-2 Receivables Funding, LLC, in the initial principal amount of $455 million, secured by vacation ownership contract receivables. The payment of principal and interest on these notes is insured under the terms of a financial guaranty insurance policy. The proceeds from these notes were also used primarily to reduce the balance outstanding under the bank conduit facility. As of December 31, 2007, the Company had $410 million of outstanding borrowings under these term notes. Such securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 5.2%, 4.7% and 4.0% during the years ended December 31, 2007, 2006 and 2005, respectively.

On October 30, 2007, the Company renewed its 364-day securitized vacation ownership bank conduit facility through October 2008. This facility bears interest at variable rates based on LIBOR and usage and its capacity was increased from $1.0 billion to $1.2 billion in connection with its renewal. Such facility had a weighted average interest rate of 5.9%, 5.7% and 4.3% during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company’s securitized vacation ownership debt is collateralized by $2,596 million of underlying vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 5.4%, 5.1% and 4.1% during 2007, 2006 and 2005, respectively.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $110 million, $70 million and $46 million during 2007, 2006 and 2005, respectively, and is recorded within operating expenses on the Consolidated and Combined Statements of Income as the Company earns consumer finance income on the related securitized vacation ownership contract receivables and record such income within revenues on the Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $95 million, $59 million and $36 million during 2007, 2006, and 2005, respectively.

Other

6.00% Senior Unsecured Notes. The Company’s 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. The notes are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness. As of December 31, 2007, the notes had a carrying value of $797 million.

Term Loan. During July 2006, the Company entered into a five-year $300 million term loan facility which bears interest at LIBOR plus 55 basis points. Subsequent to the inception of this term loan facility, the Company entered into an interest rate swap agreement and, as such, the interest rate is fixed at 6.00%. At December 31, 2007, the Company had $300 million outstanding under this term loan facility.

Revolving Credit Facility. The Company maintains a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 45 to 55 basis points. The interest rate of this facility is dependent on the Company’s credit ratings and the outstanding balance of borrowings on this facility. As of December 31, 2007, the Company had $97 million of outstanding borrowings under this facility.

Vacation Ownership Asset-linked Debt. Prior to the Company’s Separation from Cendant, the Company previously borrowed under a $600 million asset-linked facility through Cendant to support the creation of certain vacation ownership-related assets and the acquisition and development of vacation ownership properties. In connection with the Separation, Cendant eliminated the outstanding borrowings under this facility of $600 million on July 27, 2006. The weighted average interest rate on these borrowings was 5.5% during the period January 1, 2006 through July 27, 2006 and 5.1% during the year ended December 31, 2005.

Vacation Ownership Bank Borrowings. The Company had outstanding bank borrowings of $164 million as of December 31, 2007 under a foreign credit facility used to support the Company’s vacation ownership operations in the South Pacific. This facility bears interest at Australian BBSY plus 55 basis points and had a weighted average interest rate of 7.2%, 6.5% and 6.3% during 2007, 2006 and 2005, respectively. These secured borrowings are collateralized by $208 million of underlying vacation ownership contract receivables and related assets as of December 31, 2007. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

Vacation Rental Bank Borrowings. As of December 31, 2006, the Company had bank debt outstanding of $73 million related to the Company’s Landal GreenParks business. The bank debt was collateralized by $130 million of land and related vacation rental assets and had a weighted average interest rate of 3.7% and 3.0% during 2006 and 2005, respectively. The $73 million of outstanding borrowings were repaid on January 31, 2007.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2007, 2006 and 2005.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. This debt principally reflects $11 million of mortgage borrowings related to an office building.

Interest expense incurred in connection with the Company’s long-term debt (excluding securitized vacation ownership debt) amounted to $96 million, $72 million and $36 million during 2007, 2006 and 2005, respectively. In addition, the Company recorded $11 million of interest expense related to interest on local taxes payable to certain foreign jurisdictions during 2006. All such amounts are recorded within the interest expense line item on the Consolidated and Combined Statements of Income. Cash paid related to such interest expense was $89 million, $60 million and $36 million during 2007, 2006, and 2005, respectively.

Interest expense is partially offset on the Consolidated and Combined Statements of Income by capitalized interest of $23 million, $16 million and $7 million during 2007, 2006 and 2005, respectively.

14.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2007 are as follows:

Noncancelable
Operating
Year	Leases

2008	$70
2009	62
2010	57
2011	47
2012	35
Thereafter	159

$430

During 2007, 2006 and 2005, the Company incurred total rental expense of $79 million, $65 million and $55 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2007 aggregated $570 million. Individually, such commitments range as high as $73 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $331 million; $218 million of which relates to 2008 and $113 million of which relates to 2009).

Letters of Credit

As of December 31, 2007 and December 31, 2006, the Company had $53 million and $30 million, respectively, of irrevocable letters of credit outstanding, which mainly support development activity at the Company’s vacation ownership business.

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

The Company believes that it has adequately accrued for such matters with reserves of approximately $33 million at December 31, 2007, or, for matters not requiring accrual, believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

Other Guarantees/Indemnifications

In the normal course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the vacation ownership interests. The Company may be required to fund such excess as a result of unsold Company-owned vacation ownership interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy agreements (which generally approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related vacation ownership interests are sold. The maximum potential future payments that the Company could be required to make under these guarantees was $257 million as of December 31, 2007. The Company would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the vacation ownership interests would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as marketing or rental. During 2007, 2006 and 2005, the Company made payments related to these guarantees of $5 million, $6 million and $4 million, respectively. As of December 31, 2007, the Company recorded a liability in connection with these guarantees of $30 million on its Consolidated Balance Sheet.

In the ordinary course of business, the Company enters into hotel management agreements which may provide a guarantee by the Company of minimum returns to the hotel owner. Under such guarantees, the Company is required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. The Company’s exposure under these guarantees is partially mitigated by the Company’s ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, the Company is able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. The maximum potential amount of future payments to be made under these guarantees is $20 million. The underlying agreements would not require payment until 2010 or thereafter. As of December 31, 2007, the Company recorded a liability in connection with these guarantees of less than $1 million on its Consolidated Balance Sheet.

See Note 20—Separation Adjustments and Transactions with Former Parent and Subsidiaries for contingent liabilities related to the Company’s Separation.

15.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income/(Loss)

Balance, January 1, 2005, net of tax of $39	$213	$1	$—	$214
Current period change	(106)	—	—	(106)

Balance, December 31, 2005, net of tax of $58	107	1	—	108
Current period change	84	(8)	—	76

Balance, December 31, 2006, net of tax of $43	191	(7)	—	184
Current period change	26	(19)	3	10

Balance, December 31, 2007, net of tax of $47	$217	$(26)	$3	$194

16.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was approved by Cendant, the sole shareholder, and became effective on July 12, 2006, a maximum of 43.5 million shares of common stock may be awarded. As of December 31, 2007, approximately 22.8 million shares of availability remained.

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

In connection with the distribution of the shares of common stock of Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved a change to the date on which all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) would become fully vested. These equity awards vested on August 15, 2006 rather than August 30, 2006 (which was the previous date upon which such equity awards were to vest). As such, there were zero converted RSUs outstanding on December 31, 2007.

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

The activity related to the converted stock options for the year ended December 31, 2007 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2007	22.0	$39.87
Exercised (a)	(1.8)	22.32
Canceled	(6.6)	51.31

Balance at December 31, 2007 (b)	13.6 (c)	$36.71

(a)	Stock options exercised had an intrinsic value of $21 million and $4 million during the year ended December 31, 2007 and 2006, respectively.

(b)	As of December 31, 2007, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $11 million. All 14 million options outstanding are exercisable as of December 31, 2007.

(c)	Options outstanding and exercisable as of December 31, 2007 have a weighted average remaining contractual life of 2.6 years.

The following table summarizes information as of December 31, 2007 regarding the Company’s outstanding and exercisable stock options converted from Cendant stock options:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.6	$19.74
$20.00 – $29.99	1.6	25.74
$30.00 – $39.99	3.6	37.49
$40.00 – $49.99	5.1	43.17
$50.00 & above	0.7	72.03

Total Options	13.6	$36.71

Incentive Equity Awards Granted by the Company

On May 2, 2007, the Company approved the grant of incentive awards of approximately $53 million to the key employees and senior officers of Wyndham in the form of RSUs and SSARs. The awards will vest ratably over a period of four years.

On May 2, 2006, Cendant approved the grant of incentive awards of approximately $79 million to the key employees and senior officers of Wyndham in the form of restricted cash units, which were replaced by RSUs and SSARs on August 1, 2006. The awards have a grant date of May 2, 2006 and vest ratably over a period of four years, with the exception of a portion of the SSARs which vest ratably over a period of three years.

The activity related to the Company’s incentive equity awards for the year ended December 31, 2007 consisted of the following:

	RSUs			SSARs
		Weighted				Weighted
	Number	Average		Number		Average
	of RSUs	Grant Price		of SSARs		Exercise Price

Balance at January 1, 2007	2.2	$31.81		0.5		$31.85
Granted	1.4	36.48		0.5		36.70
Vested/exercised	(0.5)	36.32		—		—
Canceled	(0.5)	33.09		(0.1	) (c)	34.49

Balance at December 31, 2007 (a)	2.6 (b)	$34.09	(b)	0.9	(d)	$34.27	(d)

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $86 million as of December 31, 2007 which is expected to be recognized over a weighted average period of 2.9 years.

(b)	Approximately 2.4 million RSUs outstanding at December 31, 2007 are expected to vest.

(c)	Approximately 50,000 SSARs were canceled in November 2007 in connection with the resignation of the Chief Executive Officer of the Company’s vacation exchange and rentals business.

(d)	175,000 of the approximately 900,000 SSARs are exercisable at December 31, 2007 at a weighted average exercise price of $32.11; however, since the remaining SSARs were issued to the Company’s top four officers, the Company assumes that all are expected to vest. SSARs outstanding at December 31, 2007 had no intrinsic value and have a weighted average remaining contractual life of 6.4 years.

The fair value of SSARs granted by the Company on May 2, 2007 and August 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock (utilized in the May 2007 grant) and (ii) the stock of comparable companies (utilized in both the May 2007 and August 2006 grants) over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in SAB 107, “Share-Based Payments.” The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The expected dividend yield (utilized in the May 2007 grant) was based on the anticipated annual dividend (announced by the Company’s Board of Directors on May 1, 2007) divided by the closing price of the Company’s stock on the date of the grant.

	SSARs Issued on
	May 2,	August 1,
	2007	2006

Grant date fair value	$9.86	$13.91
Expected volatility	24.7%	34.4%
Expected life	4.25 yrs.	6.25 yrs.
Risk free interest rate	4.5%	4.9%
Expected dividend yield	0.44%	—

Stock-Based Compensation

The Company recorded stock-based compensation expense of $26 million and $13 million during 2007 and 2006, respectively, related to the incentive equity awards granted by the Company. During 2007 and 2006, the Company recognized $10 million of tax benefit and $2 million of tax expense, respectively, for share based compensation arrangements on the Consolidated and Combined Statements of Income.

During 2006 (through the date of Separation) and 2005, Cendant allocated pre-tax stock-based compensation expense of $12 million and $16 million, respectively, to the Company. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The total income tax benefit recognized in the income statement for share based compensation arrangements was $5 million and $6 million during 2006 (through the date of Separation) and 2005. The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards. As Cendant measured its stock-based compensation expense using intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

17.	Employee Benefit Plans

Defined Contribution Benefit Plans

Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $23 million, $20 million and $17 million during 2007, 2006 and 2005, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $11 million, $7 million and $6 million during 2007, 2006 and 2005, respectively.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2007 and 2006, the Company’s net pension liability of $8 million and $8 million, respectively, is fully recognized as other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2007, the Company recorded $1 million and $3 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized gain. As of December 31, 2006, the Company recorded $2 million and $1 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2007, 2006 and 2005, the Company recorded pension expense of $2 million, $1 million and $2 million, respectively, within general and administrative expenses on the Consolidated and Combined Statements of Income.

18.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies:

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound, Euro and Canadian dollar. The majority of forward contracts utilized by the Company does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted disbursements and receipts up to 18 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2007, 2006 and 2005 was not material. The impact of these forward contracts was not material to the Company’s results of operations or financial position during 2007, 2006 and 2005. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax loss of $22 million during 2007, a net pre-tax loss of $13 million during 2006 and a net pre-tax gain of $5 million during 2005 to other comprehensive income. The pre-tax amount of gains reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during both 2007 and 2006 and $5 million during 2005. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. These freestanding derivatives had a nominal impact on the Company’s results of operations in 2007, 2006 and 2005.

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

As of December 31, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 22% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk

The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business; which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, Nevada and California are examples of areas with concentrations of sales offices. For the twelve months ended December 31, 2007, approximately 15%, 13% and 13% of the Company’s VOI sales revenue was generated in sales offices located in Florida, Nevada and California, respectively.

Included within the Consolidated and Combined Statements of Income is approximately 11%, 12% and 10% of net revenue generated from transactions in the state of Florida in 2007, 2006 and 2005, respectively, and approximately 10%, 10% and 8% of net revenue generated from transactions in the state of California in 2007, 2006 and 2005, respectively.

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

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,944	$2,944	$2,380	$2,380
Debt
Total debt	3,607	3,341	2,900	2,889
Derivatives (*)
Foreign exchange forwards	(4)	(4)	(2)	(2)
Interest rate swaps and caps	(28)	(28)	(2)	(2)

(*)	Derivative instruments are in loss positions as of December 31, 2007 and 2006.

The weighted average interest rate on outstanding vacation ownership contract receivables was 12.5%, 12.7% and 13.1% as of December 31, 2007, 2006 and 2005, respectively.

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

Year Ended or at December 31, 2007

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)		Total

Net revenues (a)	$725	$1,218	$2,425	$(8)		$4,360
EBITDA (c)	223	293	378	(11	) (d)	883
Depreciation and amortization	34	71	48	13		166
Segment assets	1,396	2,471	6,431	161		10,459
Capital expenditures	27	60	85	22		194

Year Ended or at December 31, 2006

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)		Total

Net revenues (a)	$661	$1,119	$2,068	$(6)		$3,842
EBITDA (e)	208	265	325	(73	) (f)	725
Depreciation and amortization	31	76	39	2		148
Segment assets	1,362	2,375	5,590	193		9,520
Capital expenditures	20	60	81	30		191

Year Ended December 31, 2005

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)	Total

Net revenues (a)	$533	$1,068	$1,874	$(4)	$3,471
EBITDA	197	284	283	(13)	751
Depreciation and amortization	27	72	31	1	131
Capital expenditures	19	58	56	1	134

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Inter-segment net revenues were not significant to the net revenues of any one segment.

(b)	Includes the elimination of transactions between segments.

(c)	Includes separation and related costs of $9 million and $7 million for Vacation Ownership and Corporate and Other, respectively.

(d)	Includes $55 million of corporate costs, partially offset by $46 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets.

(e)	Includes separation and related costs of $2 million, $3 million, $18 million and $76 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively.

(f)	Includes $99 million of corporate costs, partially offset by $32 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets.

Provided below is a reconciliation of EBITDA to income before income taxes and minority interest.

	Year Ended December 31,
	2007	2006	2005

EBITDA	$883	$725	$751
Depreciation and amortization	166	148	131
Interest expense	73	67	29
Interest income	(11)	(32)	(35)

Income before income taxes	$655	$542	$626

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United		United	All Other
	States	Netherlands	Kingdom	Countries	Total

Year Ended or At December 31, 2007
Net revenues	$3,390	$228	$206	$536	$4,360
Net long-lived assets	3,721	402	280	365	4,768

Year Ended or At December 31, 2006
Net revenues	$2,997	$167	$197	$481	$3,842
Net long-lived assets	3,690	330	282	351	4,653

Year Ended December 31, 2005
Net revenues	$2,714	$145	$215	$397	$3,471

20.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% of these Cendant liabilities. The amount of liabilities which were assumed by the Company in connection with the Separation approximated $349 million and $434 million at December 31, 2007 and December 31, 2006, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Company’s Separation from Cendant with the assistance of third-party experts in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

The $349 million is comprised of $36 million for litigation matters, $239 million for tax liabilities, $41 million for liabilities of previously sold businesses of Cendant, $18 million for other contingent and corporate liabilities and $15 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $12 million of the $15 million pertain to litigation liabilities). In connection with these liabilities, $110 million are recorded in current due to former Parent and subsidiaries and $243 million are recorded in long-term due to former Parent and subsidiaries at December 31, 2007 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $15 million relating to the

FIN 45 guarantees is recorded in other current liabilities at December 31, 2007 on the Consolidated Balance Sheet. In addition, at December 31, 2007, the Company has a $18 million receivable primarily due from former Parent relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivable totaled $65 million at December 31, 2006, related to a refund of excess funding paid to the Company’s former Parent resulting from the Separation and income tax refunds.

At December 31, 2006, the Company had recorded a $37 million receivable in non-current due from former Parent and subsidiaries on the Consolidated Balance Sheet, which represented the Company’s right, pursuant to the Separation agreement, to receive 37.5% of any proceeds from the ultimate sale of Cendant’s preferred stock investment in and warrants of Affinion Group Holdings, Inc. (“Affinion”). On January 31, 2007, Affinion redeemed a portion of the preferred stock investment owned by Avis Budget Group, of which the Company owned a 37.5% interest pursuant to the Separation agreement. Upon the Company’s receipt of its share of the proceeds resulting from Affinion’s redemption, such receivable was reduced to $10 million. The receivable was reclassified to other non-current assets on the Consolidated Balance Sheet as of March 31, 2007 as the investment had been legally transferred to the Company from Avis Budget Group. Accordingly, as of December 31, 2007, the Company owns $11 million of preferred stock investment and warrants in Affinion and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Following is a discussion of the liabilities on which the Company issued guarantees:

•	Contingent litigation liabilities The Company has assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the guarantee relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherent nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. During 2007, Cendant settled a number of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which the Company retains a 37.5% indemnification obligation. As a result, the Company increased its contingent litigation accrual for this matter by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was decreased from $40 million at December 31, 2006 to $36 million at December 31, 2007.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Additionally, the timing of payments related to these liabilities cannot be reasonably predicted, but the Company expects a majority to occur during 2010.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant, that have not yet occurred. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution. Additionally, the timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s Separation from Cendant. The Company recorded $13 million of expenses during 2007 and $8 million of expenses and less than $1 million in other revenues during 2006 in the Consolidated and Combined Statements of Income related to these agreements.

Separation and Related Costs

During 2007, the Company incurred costs of $16 million in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses. During 2006, the Company incurred costs of $99 million in connection with executing the Separation, consisting primarily of (i) the acceleration of vesting of certain employee incentive awards and the related equitable adjustments of such awards, (ii) an impairment charge due to a rebranding initiative for the Company’s Fairfield and Trendwest trademarks and (iii) consulting and payroll-related services.

21.	Related Party Transactions

Net Intercompany Funding to Former Parent

The following table summarizes related party transactions occurring between the Company and Cendant:

	2006	2005

Net intercompany funding to former Parent, beginning balance	$1,125	$661
Corporate-related functions	(56)	(88)
Income taxes, net	(14)	63
Net interest earned on net intercompany funding to former Parent	24	30
Advances to former Parent, net	123	459
Acceleration of restricted stock units	(45)	—
Elimination of intercompany balance due to former Parent	(1,157)	—

Net intercompany funding to former Parent, ending balance	$—	$1,125

Corporate-Related Functions

Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. During 2006 and 2005, the Company was allocated $20 million and $36 million, respectively, of general corporate expenses from Cendant, which are included within general and administrative expenses on the Consolidated and Combined Statements of Income. The 2006 amount includes allocations only from January 1, 2006 through the date of Separation (July 31, 2006).

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, revenue franchise audit (during 2005 only), telecommunications and real estate usage for Company-specific space for some but not all of the periods presented. During 2006 and 2005, the Company was allocated $36 million and $52 million, respectively, of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Consolidated and Combined Statements of Income. The 2006 amount includes allocations from January 1, 2006 through the date of Separation (July 31, 2006).

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

Income Taxes, net

Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits for these periods.

Net Interest Earned on Net Intercompany Funding to Former Parent

Prior to the Separation, Cendant swept cash from the Company’s bank accounts while the Company maintained certain balances due to or from Cendant. Inclusive of unpaid corporate allocations, the Company had net amounts due from Cendant, exclusive of income taxes, of $1,828 million as of December 31, 2005, which was eliminated at the date of Separation. Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest income of $24 million and $30 million during 2006 and 2005, respectively.

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

22.	Selected Quarterly Financial Data — (unaudited)

Provided below is selected unaudited quarterly financial data for 2007 and 2006.

	2007
	First	Second	Third	Fourth

Net revenues
Lodging	$152	$186	$211	$176
Vacation Exchange and Rentals	314	288	336	280
Vacation Ownership	549	629	671	576
Corporate and Other (a)	(3)	(3)	(2)	—

	$1,012	$1,100	$1,216	$1,032

EBITDA (b)
Lodging	$45	$59	$70	$49
Vacation Exchange and Rentals	85	49	103	56
Vacation Ownership	63	100	116	99
Corporate and Other (a)(c)	(1)	3	(41)	28

	192	211	248	232
Less: Depreciation and amortization	38	41	43	44
Interest expense	18	18	20	17
Interest income	(3)	(2)	(4)	(2)

Income before income taxes and minority interest	139	154	189	173
Provision for income taxes	53	58	72	69

Net income	$86	$96	$117	$104

Per share information
Basic	$0.46	$0.53	$0.65	$0.59
Diluted	0.45	0.52	0.65	0.58

Weighted average diluted shares	190	183	180	179

(a)	Includes the elimination of transactions between segments.

(b)	Includes separation and related costs of (i) $3 million and $3 million for Vacation Ownership and Corporate and Other, respectively, during the first quarter, (ii) $5 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the second quarter and (iii) $1 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the third quarter.

(c)	Includes a net benefit (expense) related to the resolution of and adjustment to certain contingent liabilities and assets of $13 million, $17 million, $(25) million and $41 million during the first, second, third, and fourth quarter, respectively.

	2006
	First	Second	Third	Fourth

Net revenues
Lodging	$144	$176	$189	$152
Vacation Exchange and Rentals	282	261	310	266
Vacation Ownership	445	518	551	554
Corporate and Other (d)	(1)	—	(3)	(2)

	$870	$955	$1,047	$970

EBITDA (e)
Lodging	$41	$53	$67	$47
Vacation Exchange and Rentals	77	32	97	59
Vacation Ownership	64	84	88	89
Corporate and Other (d)(f)	—	(3)	(76)	6

	182	166	176	201
Less: Depreciation and amortization	34	36	37	41
Interest expense	10	23	17	17
Interest income	(12)	(12)	(5)	(3)

Income before income taxes and minority interest	150	119	127	146
Provision for income taxes	57	44	35	54

Income before cumulative effect of accounting change	93	75	92	92
Cumulative effect of accounting change, net of tax	(65)	—	—	—

Net income	$28	$75	$92	$92

Per share information:
Basic
Income before cumulative effect of accounting change	$0.46	$0.37	$0.46	$0.48
Cumulative effect of accounting change, net of tax	(0.32)	—	—	—

Net income	$0.14	$0.37	$0.46	$0.48

Weighted average shares (g)	200	200	200	193
Diluted
Income before cumulative effect of accounting change	$0.46	$0.37	$0.45	$0.48
Cumulative effect of accounting change, net of tax	(0.32)	—	—	—

Net income	$0.14	$0.37	$0.45	$0.48

Weighted average diluted shares (g)	200	200	203	194

(d)	Includes the elimination of transactions between segments.

(e)	Includes separation and related costs of (i) $3 million for the Corporate and Other during the first quarter, (ii) $1 million, $2 million and $2 million for Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the second quarter, (iii) $1 million, $1 million, $1 million and $65 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the third quarter and (iv) $1 million, $15 million and $7 million for Lodging, Vacation Ownership and Corporate and Other, respectively, during the fourth quarter.

(f)	Includes $32 million of a net benefit from the resolution of certain contingent liabilities during the fourth quarter.

(g)	For all periods prior to the Company’s date of Separation (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock.

23.	Subsequent Events

Dividend Declaration

On February 29, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable March 13, 2008 to shareholders of record as of March 6, 2008.

Incentive Award Grant

On February 29, 2008, the Company approved the annual grant of incentive awards of $57 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)

2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.1	Rights Agreement, dated as of July 13, 2006, by and between Wyndham Worldwide Corporation and Mellon Investor Services, LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto and the form of Summary of Rights as Exhibit C thereto (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.2	Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 1, 2007)

4.3	Form of 6.00% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed February 1, 2007)

4.4	Registration Rights Agreement, dated December 5, 2006, among Wyndham Worldwide, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as initial purchasers and as representatives of the other initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 1, 2007)

10.1	Asset Purchase Agreement, dated as of September 13, 2005, by and among Cendant Corporation, as Buyer, and Wyndham Management Corporation, GH-Galveston, Inc, W-Isla, LLC, Performance Hospitality Management Company, Wyndham (Bermuda) Management Company, Ltd., Wyndham Hotels & Resorts (Aruba) N.V., WHC Franchise Corporation, Wyndham International Inc., Wyndham IP Corporation, Wyndham 58th Street, L.L.C., Grand Bay Management Company and Wyndham International Operating Partnership, L.P., as Sellers (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-12B filed May 11, 2006)

10.2	Amendment Agreement, dated as of October 11, 2005, amending the Asset Purchase Agreement, dated as of September 13, 2005, by and among Cendant Corporation, as Buyer, and Wyndham Management Corporation, GH-Galveston, Inc, W-Isla, LLC, Performance Hospitality Management Company, Wyndham (Bermuda) Management Company, Ltd., Wyndham Hotels & Resorts (Aruba) N.V., WHC Franchise Corporation, Wyndham International Inc., Wyndham IP Corporation, Wyndham 58th Street, L.L.C., Grand Bay Management Company and Wyndham International Operating Partnership, L.P., as Sellers (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-12B filed May 11, 2006)

10.3	Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of January 1, 1996, by and among Fairshare Vacation Owners Association, Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries of Fairfield Communities, Inc. and such other unrelated third parties as may from time to time desire to subject property to this Trust Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-12B filed May 11, 2006)

10.4	First Amendment to the Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of February 29, 2000, by and between the Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-12B filed May 11, 2006)

10.5	Second Amendment to the Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of February 19, 2003, by and between the Fairshare Vacation Owners Association and Fairfield Resorts, Inc., formerly known as Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-12B filed May 11, 2006)

10.6	Management Agreement, dated as of January 1, 1996, by and between Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-12B filed May 11, 2006)

10.7	Form of Declaration of Vacation Owner Program of WorldMark, the Club (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-12B filed May 11, 2006)

10.8	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of December 5, 2003 (incorporated by reference to Exhibit 10.17(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.9	Indenture and Servicing Agreement dated as of December 5, 2003, by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer, and Fairfield Acceptance Corporation—Nevada (nka Wyndham Consumer Finance, Inc.), as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.70 to Cendant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 dated March 1, 2004)

10.10	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2004-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of May 27, 2004 (incorporated by reference to Exhibit 10.18(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.11	Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC (nka Sierra Timeshare 2004-1 Receivables Funding, LLC), as Issuer, and Fairfield Acceptance Corporation—Nevada (nka Wyndham Consumer Finance, Inc.), as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Cendant Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004)

10.12	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of August 11, 2005 (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.13	Indenture and Servicing Agreement, dated as of August 11, 2005, by and among Cendant Timeshare 2005-1 Receivables Funding, LLC (nka Sierra Timeshare 2005-1 Receivables Funding, LLC), as Issuer, Cendant Timeshare Resort Group-Consumer Finance, Inc. (nka Wyndham Consumer Finance, Inc.), as Servicer, Wells Fargo Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 17, 2005)

10.14	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra 2003-2 Receivables Funding Company, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.15	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra Timeshare 2004-1 Receivables Funding, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.16	Performance Guaranty, dated as of June 16, 2006, by Wyndham Worldwide Corporation in favor of Sierra Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Sierra Deposit Company, LLC, as Depositor, Wells Fargo Bank National Association, as Trustee, and U.S. Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.17	Employment Agreement with Stephen P. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.18	Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.19	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006 by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.20	Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.21	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Loan Purchase Agreement, dated as of August 29, 2002, and Amended and Restated as of July 7, 2006 by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, Kona Hawaiian Vacation Ownership, LLC, as an Originator, Shawnee Development, Inc., as an Originator, Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.22	Master Loan Purchase Agreement, dated as of August 29, 2002, and Amended and Restated as of July 7, 2006, by and between Wyndham Resort Development Corporation, as Seller, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.23	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended as of July 7, 2006 to the Master Loan Purchase Agreement dated as of August 29, 2002, and Amended and Restated as of July 7, 2006 by and between Wyndham Resort Development Corporation, as Seller, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.24	Master Pool Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Sierra Deposit Company, LLC, as Depositor, and Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.25	Credit Agreement, dated as of July 7, 2006, among Wyndham Worldwide Corporation, as Borrower, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Co-Documentation Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.26	Performance Guaranty, dated as of July 7, 2006, by Wyndham Worldwide Corporation in favor of Sierra Deposit Company, LLC, as Depositor, Sierra Timeshare Conduit Receivables Funding Company, LLC, as Issuer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.27	Indenture and Servicing Agreement, dated as of July 11, 2006, by and among Sierra Timeshare 2006-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.28	Performance Guarantee, dated as of July 11, 2006, by Cendant Corporation and Wyndham Worldwide Corporation in favor of Sierra Timeshare 2006-1 Receivables Funding, LLC, as issuer, Sierra Deposit Company, LLC, as Depositor, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.29	Employment Agreement with Franz S. Hanning (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 19, 2006)

10.30	Employment Agreement with Kenneth N. May (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 19, 2006)

10.31	Employment Agreement with Steven A. Rudnitsky (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 19, 2006)

10.32	Employment Agreement with Virginia M. Wilson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 19, 2006)

10.33	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 19, 2006)

10.34	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.35	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.36	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.37	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.38	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.39	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.40	First Amendment, dated as of November 13, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC as Purchaser (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.41	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 20, 2002 and Amended and Restated as of July 7, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Consumer Finance, Inc., as Seller, Wyndham Vacation Resorts, Inc., as Co-Originator, and Fairfield Myrtle Beach, Inc., as Co-Originator and Kona Hawaiian Vacation Ownership, LLC, as an Originator, and Shawnee Development, Inc., as an Originator, and Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Subsidiary, and Palm Vacation Group and Ocean Ranch Vacation Group, each as a VB Partnership and Sierra Deposit Company, LLC as Purchaser (incorporated by reference to Exhibit 10.12(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.42	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of November 13, 2006, to the Master Loan Purchase Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and between Wyndham Resort Development Corporation, as Seller, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.14(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.43	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.44	Indenture and Servicing Agreement, dated as of May 23, 2007, by and among Sierra Timeshare 2007-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2007)

10.45	Indenture and Servicing Agreement, dated as of November 1, 2007, by and among Sierra Timeshare 2007-2 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 6, 2007)

10.46	First Amendment, dated as of October 30, 2007, to the Amended and Restated Master Indenture and Servicing Agreement, dated as of August 29, 2002 and amended and restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, Wyndham Consumer Finance Inc., as Master Servicer, U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 6, 2007)

10.47	Second Amendment, dated as of October 30, 2007, to the Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August, 29, 2002 and amended and restated as of July 7, 2006 as amended on November 13, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, U.S. Bank National Association, as Collateral Agent and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed November 6, 2007)

10.48	Amended and Restated Master Loan Purchase Agreement, dated as of August 29, 2002, as amended and restated as of October 30, 2007, by and among Wyndham Consumer Finance, Inc., as a Seller, Wyndham Vacation Resorts, Inc., as an originator, Wyndham Resort Development Corporation, as an originator, and the originators named therein, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed November 6, 2007)

10.49	Amended and Restated Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, as amended and restated as of October 30, 2007, by and among Wyndham Consumer Finance, Inc., as seller, Wyndham Vacation Resorts, Inc. as an originator, Wyndham Resort Development Corporation, as an originator, and the originators named therein, and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed November 6, 2007)

10.50*	Performance Guaranty, dated as of May 23, 2007, by Wyndham Worldwide Corporation in favor of Sierra Timeshare 2007-1 Receivables Funding, LLC, as issuer, Sierra Deposit Company, LLC, as Depositor, U.S. Bank National Association, as Trustee and as Collateral Agent

10.51*	Performance Guaranty, dated as of November 1, 2007, by Wyndham Worldwide Corporation in favor of Sierra Timeshare 2007-2 Receivables Funding, LLC, as issuer, Sierra Deposit Company, LLC, as Depositor, U.S. Bank National Association, as Trustee and as Collateral Agent

10.52*	Termination Agreement with Kenneth N. May

10.53*	Employment Letter with Thomas F. Anderson

10.54*	Form of Award Agreement—Restricted Stock Units

10.55*	Form of Award Agreement—Stock Appreciation Rights

12*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith