Form 10-Q
period 2008-03-31
WYNDHAM WORLDWIDE CORP
filed 2008-05-08
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-32876

Wyndham Worldwide Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0052541 (I.R.S. Employer Identification No.)

Seven Sylvan Way Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the issuer’s common stock was 176,875,545 shares as of April 30, 2008.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Wyndham Worldwide Corporation Board of Directors and Shareholders
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of March 31, 2008, the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007, and the related consolidated statement of stockholders’ equity for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 13 and 14 of the consolidated financial statements is a summary of transactions with related parties. As discussed in Note 13 to the consolidated financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant, the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 1 to the consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions. Also, as discussed in Note 2 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP
Parsippany, New Jersey
May 8, 2008

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net revenues
Vacation ownership interest sales	$294	$373
Service fees and membership	453	403
Franchise fees	112	113
Consumer financing	99	81
Other	54	42

Net revenues	1,012	1,012

Expenses
Operating	441	406
Cost of vacation ownership interests	60	91
Marketing and reservation	209	196
General and administrative	145	121
Separation and related costs	—	6
Trademark impairment	28	—
Depreciation and amortization	44	38

Total expenses	927	858

Operating income	85	154
Other income, net	(1)	—
Interest expense	19	18
Interest income	(3)	(3)

Income before income taxes	70	139
Provision for income taxes	28	53

Net income	$42	$86

Earnings per share
Basic	$0.24	$0.46
Diluted	0.24	0.45

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$229	$210
Trade receivables, net	593	459
Vacation ownership contract receivables, net	293	290
Inventory	588	586
Prepaid expenses	177	160
Deferred income taxes	115	101
Due from former Parent and subsidiaries	9	18
Other current assets	277	232

Total current assets	2,281	2,056

Long-term vacation ownership contract receivables, net	2,734	2,654
Non-current inventory	650	649
Property and equipment, net	1,062	1,009
Goodwill	2,730	2,723
Trademarks	595	620
Franchise agreements and other intangibles, net	409	416
Other non-current assets	361	332

Total assets	$10,822	$10,459

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$268	$237
Current portion of long-term debt	193	175
Accounts payable	467	380
Deferred income	759	612
Due to former Parent and subsidiaries	109	110
Accrued expenses and other current liabilities	665	666

Total current liabilities	2,461	2,180

Long-term securitized vacation ownership debt	1,851	1,844
Long-term debt	1,359	1,351
Deferred income taxes	947	927
Deferred income	261	262
Due to former Parent and subsidiaries	242	243
Other non-current liabilities	164	136

Total liabilities	7,285	6,943

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 204,008,810 in 2008 and 203,874,101 shares in 2007	2	2
Additional paid-in capital	3,661	3,652
Retained earnings	560	525
Accumulated other comprehensive income	182	194
Treasury stock, at cost — 27,177,003 shares in 2008 and 26,656,804 shares in 2007	(868)	(857)

Total stockholders’ equity	3,537	3,516

Total liabilities and stockholders’ equity	$10,822	$10,459

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating Activities
Net income	$42	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	38
Provision for loan losses	82	61
Deferred income taxes	16	25
Stock-based compensation	7	5
Trademark impairment	28	—
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(127)	(119)
Vacation ownership contract receivables	(154)	(163)
Inventory	(24)	(111)
Prepaid expenses	(16)	(12)
Other current assets	(21)	2
Accounts payable, accrued expenses and other current liabilities	69	135
Due to former Parent and subsidiaries, net	6	8
Deferred income	143	49
Other, net	(8)	(19)

Net cash provided by (used in) operating activities	87	(15)

Investing Activities
Property and equipment additions	(39)	(45)
Equity investments and development advances	(2)	(21)
Proceeds from asset sales	1	—
Increase in restricted cash, net	(52)	(19)
Other, net	(2)	—

Net cash used in investing activities	(94)	(85)

Financing Activities
Proceeds from securitized borrowings	314	466
Principal payments on securitized borrowing	(276)	(215)
Proceeds from non-securitized borrowings	346	160
Principal payments on non-securitized borrowings	(340)	(179)
Dividend to shareholders	(7)	—
Repurchase of common stock	(13)	(231)
Proceeds from stock option exercises	3	9
Debt issuance costs	—	(2)
Other, net	—	(2)

Net cash provided by financing activities	27	6

Effect of changes in exchange rates on cash and cash equivalents	(1)	(1)

Net increase (decrease) in cash and cash equivalents	19	(95)
Cash and cash equivalents, beginning of period	210	269

Cash and cash equivalents, end of period	$229	$174

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2008	204	$2	$3,652	$525	$194	(27)	$(857)	$3,516
Comprehensive income
Net income	–	–	–	42	–	–	–
Currency translation adjustment, net of tax of $4	–	–	–	–	7	–	–
Unrealized losses on cash flow hedges, net of tax benefit of $12	–	–	–	–	(19)	–	–
Total comprehensive income								30
Exercise of stock options	–	–	2	–	–	–	–	2
Change in deferred compensation	–	–	7	–	–	–	–	7
Repurchases of common stock	–	–	–	–	–	–	(11)	(11)
Payment of dividends	–	–	–	(7)	–	–	–	(7)

Balance at March 31, 2008	204	$2	$3,661	$560	$182	(27)	$(868)	$3,537

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation

Wyndham Worldwide Corporation is a global provider of hospitality products and services. The accompanying Consolidated Financial Statements include the accounts and transactions of Wyndham, as well as the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2007 Consolidated and Combined Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the three months ended March 31, 2008, the Company recorded $1 million of net earnings from such investments in other income, net on the Consolidated Statements of Income.

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, midscale and economy segments of the lodging industry and provides property management services to owners of the Company’s luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

The Company recognizes revenue from vacation ownership transactions in accordance with SFAS No. 152. Revenues are not recognized until such time as a 10% minimum down payment (initial investment) and any incentives given at the time of sale have been received and the buyer’s commitment satisfies the requirements of SFAS No. 152. If the buyer’s investment has not met the minimum investment criteria of SFAS No. 152, the revenue associated with the sale of the VOI and the related costs of sales and direct costs are deferred. SFAS No. 152 also requires that the Company record the estimate of uncollectible vacation ownership contract receivables, without consideration of estimated inventory recoveries, at the time a vacation ownership transaction is consummated as a reduction of net revenue. In addition, SFAS No. 152 requires a change in accounting for inventory and cost of sales such that cost of sales is allocated based on a relative sales value method, under which cost of sales is calculated as an estimated percentage of net sales.

Changes in Accounting Policies during 2008

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of Statement No. 157” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial assets and financial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption. See Note 7—Fair Value for a further explanation of the adoption.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008, as required, but elected not to remeasure any assets. Therefore, there was no impact on the Company’s Consolidated Financial Statements resulting from the adoption.

Staff Accounting Bulletin No. 110.  In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). As permitted by SAB 110, the Company will continue to use the simplified method as the Company does not have sufficient historical data to estimate the expected term of its share based awards.

Recently Issued Accounting Pronouncements

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its Consolidated Financial Statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128; such that earnings per share data will continue to be calculated the same way that such data were calculated before this Statement was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its Consolidated Financial Statements.

Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.  In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its Consolidated Financial Statements.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2008	2007

Net income	$42	$86

Basic weighted average shares outstanding	177	188
Stock options and restricted stock units	1	2

Diluted weighted average shares outstanding	178	190

Earnings per share:
Basic	$0.24	$0.46
Diluted	0.24	0.45

The computations of diluted earnings per share available to common stockholders for the three months ended March 31, 2008 and 2007 do not include approximately 11 million and 16 million stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive to earnings per share.

On February 29, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable March 13, 2008 to shareholders of record as of March 6, 2008. On March 13, 2008, the Company paid cash dividends of $0.04 per share ($7 million).

3.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$2,730			$2,723

Trademarks	$592			$620

Amortized Intangible Assets:
Franchise agreements	$597	$262	$335	$597	$257	$340
Trademarks	3	–	3	–	–	–
Other	100	26	74	99	23	76

	$700	$288	$412	$696	$280	$416

As of December 31, 2007, the Company had $31 million of unamortized vacation ownership trademarks recorded on the Consolidated Balance Sheet. During the first quarter of 2008, the Company recorded a $28 million impairment charge due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand. The remaining $3 million was reclassified to amortized trademarks and will be amortized over the next twelve months.

The changes in the carrying amount of goodwill are as follows:

			Adjustments
		Goodwill	to Goodwill	Foreign
	Balance at	Acquired	Acquired	Exchange		Balance at
	January 1,	during	during	and		March 31,
	2008	2008	2007	Other		2008

Lodging	$245	$–	$–	$–		$245
Vacation Exchange and Rentals	1,136	–	–	7	(*)	1,143
Vacation Ownership	1,342	–	–	–		1,342

Total Company	$2,723	$–	$–	$7		$2,730

(*)	Relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2008	2007

Franchise agreements	$5	$5
Other	2	1

Total (*)	$7	$6

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of March 31, 2008, the Company expects related amortization expense as follows:

Amount

Remainder of 2008	$21
2009	26
2010	24
2011	24
2012	23
2013	21

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31,	December 31,
	2008	2007

Current vacation ownership contract receivables:
Securitized	$250	$248
Other	75	73

	325	321
Less: Allowance for loan losses	(32)	(31)

Current vacation ownership contract receivables, net	$293	$290

Long-term vacation ownership contract receivables:
Securitized	$2,266	$2,218
Other	752	725

	3,018	2,943
Less: Allowance for loan losses	(284)	(289)

Long-term vacation ownership contract receivables, net	$2,734	$2,654

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the three months ended March 31, 2008 and 2007, the Company originated vacation ownership receivables of $360 million and $341 million, respectively, and received principal collections of $206 million and $178 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.5% as of both March 31, 2008 and December 31, 2007.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2008	$(320)
Provision for loan losses	(82)
Contract receivables written-off	86

Allowance for loan losses as of March 31, 2008	$(316)

In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $82 million and $61 million as a reduction of net revenues during the three months ended March 31, 2008 and 2007, respectively.

5.	Inventory

Inventory consisted of:

	March 31,	December 31,
	2008	2007

Land held for VOI development	$156	$170
VOI construction in process	561	562
Completed inventory and vacation credits (*)	521	503

Total inventory	1,238	1,235
Less: Current portion	588	586

Non-current inventory	$650	$649

(*)	Includes estimated recoveries of $128 million as of both March 31, 2008 and December 31, 2007.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

	March 31,	December 31,
	2008	2007

Securitized vacation ownership debt:
Term notes	$1,278	$1,435
Bank conduit facility (a)	841	646

Total securitized vacation ownership debt	2,119	2,081
Less: Current portion of securitized vacation ownership debt	268	237

Long-term securitized vacation ownership debt	$1,851	$1,844

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	95	97
Vacation ownership bank borrowings	181	164
Vacation rentals capital leases	165	154
Other	14	14

Total long-term debt	1,552	1,526
Less: Current portion of long-term debt	193	175

Long-term debt	$1,359	$1,351

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,200 million, which expires in October 2008. The capacity is subject to the Company’s ability to provide additional assets to collateralize the facility (see below).
(b)	The balance at March 31, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of March 31, 2008, the Company had $68 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $737 million.

The Company’s outstanding debt as of March 31, 2008 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Debt	Total

Within 1 year	$268	$193	$461
Between 1 and 2 years	329	11	340
Between 2 and 3 years	682	22	704
Between 3 and 4 years	131	407	538
Between 4 and 5 years	139	12	151
Thereafter	570	907	1,477

	$2,119	$1,552	$3,671

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility and unsecured term loan include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 12 to the Consolidated Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted the Company’s separation (the “Separation”) from Cendant Corporation (“Cendant” or “former Parent”)).

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

As of March 31, 2008, the Company was in compliance with all of the covenants described above including the required financial ratios.

As of March 31, 2008, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,278	$1,278	$–
Bank conduit facility	1,200	841	359

Total securitized vacation ownership debt (a)	$2,478	$2,119	$359

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$–
Term loan (due July 2011)	300	300	–
Revolving credit facility (due July 2011) (b)	900	95	805
Vacation ownership bank borrowings (c)	205	181	24
Vacation rentals capital leases (d)	165	165	–
Other	14	14	–

Total long-term debt	$2,381	$1,552	829

Less: Issuance of letters of credit (b)			68

			$761

(a)	These outstanding borrowings are collateralized by $2,667 million of underlying vacation ownership contract receivables and related assets. The capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of March 31, 2008, the available capacity of $805 million was further reduced by $68 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $224 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt amounted to $33 million and $23 million during the three months ended March 31, 2008 and 2007, respectively, and is recorded within operating expenses on the Consolidated Statements of Income. Cash paid related to such interest expense was $27 million and $20 million during the three months ended March 31, 2008 and 2007, respectively.

Interest expense incurred in connection with the Company’s other debt amounted to $23 million and $24 million during the three months ended March 31, 2008 and 2007, respectively, and is recorded within the interest expense line item on the Consolidated Statements of Income. Cash paid related to such interest expense was $13 million and $9 million during the three months ended March 31, 2008 and 2007, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $4 million and $6 million during the three months ended March 31, 2008 and 2007, respectively.

7.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver are observable.

Level 3: Unobservable inputs used when little or no market data is available.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input (closest to Level 3) that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	March 31,	Inputs	Inputs
	2008	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$14	$14	$–
Securities available-for-sale (b)	5	–	5

Total assets	$19	$14	$5

Liabilities:
Derivative instruments (c)	$81	$81	$–

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.
(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments are pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts. For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Securities
Available-For-
Sale

Balance at January 1, 2008	$5
Balance at March 31, 2008	5

8.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $20 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Consolidated Balance Sheet at January 1, 2007. During the three months ended March 31, 2008, the Company’s liability for unrecognized tax benefits increased by less than $1 million. The amount of the unrecognized tax benefits in the long-term income tax payable was $22 million and $21 million at March 31, 2008 and December 31, 2007, respectively.

The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company recognized less than $1 million in interest and penalties during both the three months ended March 31, 2008 and 2007.

The Company made cash income tax payments, net of refunds, of $4 million and $8 million during the three months ended March 31, 2008 and 2007, respectively. Such payments exclude income tax related payments made to former Parent.

9.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to: (i) for the Company’s vacation ownership business, alleged failure to perform duties arising under management agreements, and claims for construction defects and inadequate maintenance (which are made by property owners’ associations from time to time); and (ii) for the Company’s vacation exchange and rentals business, breach of contract claims by both affiliates and members in connection with their respective agreements and bad faith and consumer protection claims asserted by members. See Part II, Item 1, “Legal Proceedings” for a description of claims and legal actions arising in the ordinary course of the Company’s business. See also Note 13—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with reserves of $33 million at March 31, 2008. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

10.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Losses	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2008, net of tax of $47	$217	$(26)	$3	$194
Current period change	7	(19)	—	(12)

Balance, March 31, 2008, net of tax of $39	$224	$(45)	$3	$182

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

11.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, a maximum of 43.5 million shares of common stock may be awarded. As of March 31, 2008, approximately 20.8 million shares remained available.

        Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of March 31, 2008, there were no converted RSUs outstanding.

The activity related to the converted stock options for the three months ended March 31, 2008 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2008	13.6	$36.71
Exercised (a)	(0.1)	20.61
Canceled	(1.1)	59.43

Balance at March 31, 2008 (b)	12.4	$35.04

(a)	Stock options exercised during the three months ended March 31, 2008 and 2007 had an intrinsic value of approximately $275,000 and $9 million, respectively.
(b)	As of March 31, 2008, the Company’s outstanding “in the money” stock options had aggregate intrinsic value of $2 million. All 12 million options are exercisable as of March 31, 2008. Options outstanding and exercisable as of March 31, 2008 have a weighted average remaining contractual life of 2.4 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of March 31, 2008:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.6	$19.74
$20.00 – $29.99	1.2	26.53
$30.00 – $39.99	3.5	37.50
$40.00 – $49.99	5.0	43.17
$50.00 & above	0.1	64.27

Total Options	12.4	$35.04

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2008 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2008	2.6		$34.09	0.9		$34.27
Granted	2.3	(b)	22.17	0.7	(b)	22.17
Vested/exercised	–		–	–		–
Canceled	(0.1)		32.77	–		–

Balance at March 31, 2008 (a)	4.8	(c)	$28.37	1.6	(d)	$28.69

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $125 million as of March 31, 2008 which is expected to be recognized over a weighted average period of 3.2 years.
(b)	Represents awards granted by the Company on February 29, 2008.
(c)	Approximately 4.6 million RSUs outstanding at March 31, 2008 are expected to vest over time.
(d)	Approximately 175,000 of the approximately 1.6 million SSARs are exercisable at March 31, 2008. Since the SSARs were issued to the Company’s top four officers, the Company assumes that all remaining unvested SSARs are expected to vest. SSARs outstanding at March 31, 2008 had no intrinsic value and have a weighted average remaining contractual life of 6.1 years.

On February 29, 2008, the Company approved the grant of incentive awards of approximately $57 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

The fair value of SSARs granted by the Company on February 29, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in SAB 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The dividend yield was based on the Company’s annual dividend divided by the closing price of the Company’s stock on the date of the grant.

Grant date fair value	$6.74
Expected volatility	35.9%
Expected life	4.25 yrs.
Risk free interest rate	2.4%
Dividend yield/Expected dividend yield	0.72%

           Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million and $5 million, during the three months ended March 31, 2008 and 2007, respectively, related to the incentive equity awards granted by the Company. During the three months ended March 31, 2008 and 2007, the Company recognized $3 million and $2 million, respectively, of tax benefit for stock-based compensation arrangements on the Consolidated Statements of Income.

12.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt), interest income and income taxes, each of which is presented on the Company’s Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2008			2007
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA (d)

Lodging	$170	$46		$152	$45
Vacation Exchange and Rentals	341	93		314	85
Vacation Ownership	504	7	(c)	549	63

Total Reportable Segments	1,015	146		1,015	193
Corporate and Other (a)(b)	(3)	(16)		(3)	(1)

Total Company	$1,012	$130		$1,012	$192

(a)	Includes the elimination of transactions between segments.
(b)	Includes $3 million of a net expense and $13 million of net benefit, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets and $10 million and $8 million, respectively, of corporate costs during the three months ended March 31, 2008 and 2007.
(c)	Includes an impairment charge of $28 million due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand.
(d)	Includes separation and related costs of $3 million and $3 million for Vacation Ownership and Corporate and Other, respectively, during the three months ended March 31, 2007.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	March 31,
	2008	2007

EBITDA	$130	$192
Depreciation and amortization	44	38
Interest expense (excluding interest on securitized vacation ownership debt)	19	18
Interest income	(3)	(3)

Income before income taxes	$70	$139

13.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% of these liabilities. The amount of liabilities which were assumed by the Company in connection with the Separation approximated $342 million and $349 million at March 31, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

The $342 million of Separation related liabilities is comprised of $36 million for litigation matters, $238 million for tax liabilities, $40 million for liabilities of previously sold businesses of Cendant, $19 million for other contingent and corporate liabilities and $9 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $7 million of the $9 million pertain to litigation liabilities). In connection with these liabilities, $109 million are recorded in current due to former Parent and subsidiaries and $242 million are recorded in long-term due to former Parent and subsidiaries at March 31, 2008 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $9 million relating to the FIN 45 guarantees is recorded in other current liabilities at March 31, 2008 on the Consolidated Balance Sheet. In addition, at March 31, 2008, the Company has $9 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which the Company issued guarantees. The timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed:

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is or was named as the defendant. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits until all of the lawsuits are resolved. Since the Separation, Cendant settled all but one of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During 2007, Cendant received an adverse order in the remaining litigation matter for which the Company retains a 37.5% indemnification obligation. The Company increased its contingent litigation accrual for this matter by $27 million as of December 31, 2007. Such accrual was increased by an additional $1 million as of March 31, 2008.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain

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

        Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were no longer required as of December 31, 2007. For the three months ended March 31, 2007, the Company recorded $6 million of expenses in the Consolidated Statements of Income related to these agreements.

        Separation and Related Costs

During the three months ended March 31, 2007, the Company incurred costs of $6 million, in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses.

14.	Related Party Transactions

        Income Taxes, net

Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

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

15.	Subsequent Events

        Dividend Declaration

On April 24, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable June 12, 2008 to shareholders of record as of May 29, 2008.

        Securitized Vacation Ownership Term Notes

On May 1, 2008, the Company closed an additional series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 8% and are secured by vacation ownership contract receivables. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and those disclosed as risks under “Risk Factors” in Part I, Item 1A, in our Annual Report filed on Form 10-K with the Commission on February 29, 2008. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, midscale and economy segments of the lodging industry and provides property management services to owners of our luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests, or VOIs, and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended March 31, 2008 and 2007. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2008	2007	% Change

Lodging
Number of rooms (a)	551,100	539,300	2
RevPAR (b)	$32.21	$31.35	3
Royalty, marketing and reservation revenues (in 000s) (c)	$104,162	$105,426	(1)
Vacation Exchange and Rentals
Average number of members (000s) (d)	3,632	3,474	5
Annual dues and exchange revenues per member (e)	$150.84	$155.60	(3)
Vacation rental transactions (in 000s) (f)	387	398	(3)
Average net price per vacation rental (g)	$412.74	$349.73	18
Vacation Ownership
Gross VOI sales (in 000s) (h)	$458,000	$430,000	7
Tours (i)	255,000	240,000	6
Volume Per Guest (“VPG”) (j)	$1,668	$1,607	4

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2008 and 2007 include 4,367 and 4,677 affiliated rooms, respectively.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each hotel. Royalty revenue is generally a fee charged to each franchised or managed hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(d)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(e)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the year.

(f)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. On a comparable basis (excluding the impact of foreign exchange movements), such increase was 9%.

(h)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(i)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(j)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

Our consolidated results are as follows:

	Three Months Ended March 31,
	2008	2007	Change

Net revenues	$1,012	$1,012	$—
Expenses	927	858	69

Operating income	85	154	(69)
Other income, net	(1)	—	(1)
Interest expense	19	18	1
Interest income	(3)	(3)	—

Income before income taxes	70	139	(69)
Provision for income taxes	28	53	(25)

Net income	$42	$86	$(44)

During the first quarter of 2008, our net revenues remained flat as compared to the first quarter of 2007. Net revenues were favorably impacted by (i) a $28 million increase in gross sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $21 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements and the conversion of two of our Landal parks from franchised to managed; (iii) an $18 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) an $18 million increase in net revenues in our lodging business, primarily due to incremental reimbursable revenues, incremental net revenues generated by our TripRewards loyalty program and RevPAR growth; (v) $11 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (vi) a $6 million increase in ancillary revenues at our vacation ownership business resulting from higher VOI sales; (vii) a $4 million increase in ancillary revenues at our vacation exchange and rentals business and (viii) a $2 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member. Such favorability in net revenues was offset by (i) a net increase of $76 million in deferred revenue of VOI sales under the percentage-of-completion method of accounting at our vacation ownership business and (ii) a $31 million increase in our provision for loan losses at our vacation ownership business. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $16 million.

Total expenses increased $69 million (8%) principally reflecting (i) a $48 million increase in operating and administrative expenses primarily related to increased payroll costs paid on behalf of property owners in our lodging business and for which we are reimbursed by the property owners, increased volume-related expenses and staffing costs due to growth in our vacation exchange and rentals and vacation ownership businesses, increased interest expense on our securitized debt, which is included in operating expenses, increased costs related to the property management services that we provide at our vacation ownership business, increased resort services expenses at our vacation exchange and rentals business resulting from increased Landal park volume and the conversion of two of our Landal parks from franchised to managed and increased costs related to sales incentives awarded to owners at our vacation ownership business; (ii) a $28 million impairment charge recorded at our vacation ownership business due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; (iii) a $16 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our lodging and vacation ownership businesses; (iv) a $16 million net increase in expenses related to the resolution of and adjustment to certain contingent liabilities and assets; and (v) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $12 million. These increases were partially offset by (i) $36 million of increased deferred expenses related to the net increase in deferred revenue at our vacation ownership business, as discussed above; (ii) $12 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, partially offset by the impact to cost of sales from increased VOI sales; and (iii) $6 million of decreased costs related to our separation from Cendant (the “Separation”).

The increase in depreciation and amortization of $6 million primarily reflecting increased capital investments over the past twelve months. Other income, net increased $1 million primarily due to net earnings on equity investments. Interest expense increased $1 million in the first quarter of 2008 as compared to the first quarter of 2007 due to lower capitalized interest at our vacation ownership business, partially offset by lower interest paid on our long-term debt facilities. Interest income remained flat quarter over quarter. Our effective tax rate increased to 40% during the first quarter of 2008 from

38% during the first quarter of 2007 primarily due to an increase in non-deductible items in foreign tax jurisdictions. We cannot estimate the effect of legacy matters for the remainder of 2008. Excluding the tax impact on such matters, we expect our effective tax rate to approximate 38%.

As a result of these items, our net income decreased $44 million as compared to the first quarter of 2007.

Following is a discussion of the results of each of our reportable segments during the first quarter:

	Net Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change

Lodging	$170	$152	12	$46	$45	2
Vacation Exchange and Rentals	341	314	9	93	85	9
Vacation Ownership	504	549	(8)	7	63	(89)

Total Reportable Segments	1,015	1,015	—	146	193	(24)
Corporate and Other (a)	(3)	(3)	*	(16)	(1)	*

Total Company	$1,012	$1,012	—	130	192	(32)

Less: Depreciation and amortization				44	38
Interest expense (excluding interest on securitized vacation ownership debt)				19	18
Interest income				(3)	(3)

Income before income taxes				$70	$139

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $18 million (12%) and $1 million (2%), respectively, during the first quarter of 2008 compared to the first quarter of 2007 primarily reflecting incremental property management reimbursable revenues and fees generated upon execution of franchise contracts and other services provided to franchisees. Such increases were offset in EBITDA by increased expenses, particularly for expenses associated with incremental property management reimbursable revenues and marketing activities.

The increase in net revenues includes (i) $12 million of incremental reimbursable revenues earned by our property management business, (ii) $3 million of incremental revenue generated by our TripRewards loyalty program primarily due to increased member stays and (iii) a $4 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. Royalty, marketing and reservation revenues decreased by $1 million despite RevPAR growth of 3% and a 2% increase in the number of rooms primarily due to (i) a higher mix of international properties, which generally carry lower royalty and marketing and reservation rates than domestic properties, and (ii) incremental development advance note amortization, which is recorded net within revenues. The $12 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. The growth in RevPAR was driven by price increases, reflecting the beneficial impact of management and marketing initiatives and an increased focus on quality enhancements, including strengthening our brand standards.

EBITDA further reflects $5 million of higher marketing expenses primarily relating to (i) incremental expenditures in our TripRewards loyalty program and (ii) additional campaigns in international regions that we have targeted for growth.

As of March 31, 2008, we had approximately 6,550 properties and approximately 551,100 rooms in our system. Additionally, our hotel development pipeline included approximately 930 hotels and approximately 106,900 rooms, of which approximately 35% were international and approximately 45% were new construction as of March 31, 2008.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $27 million (9%) and $8 million (9%), respectively, during the first quarter of 2008 compared with the first quarter of 2007. The increase in net revenues primarily reflects a $21 million increase in net revenues from rental transactions and related services, a $2 million increase in annual dues and exchange revenues and a $4 million increase in ancillary revenues. Net revenue and expense increases include $16 million and $12 million, respectively, of currency translation from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $21 million (15%) (or $8 million (6%), excluding the favorable impact of foreign exchange movements) during the first quarter of 2008 driven by (i) a 14% increase in the average net price per rental (or 5%, excluding the favorable impact of foreign exchange movements) and (ii) the conversion of two of our Landal parks from franchised to managed, which contributed an incremental $5 million to revenues or 4% to average net price per rental. Such increases were partially offset by a 3% decline in rental transaction volume. Excluding the favorable impact of foreign exchange movements and the conversion of two of our Landal parks from franchised to managed, the 5% increase in average net price per rental was primarily a result of increased pricing at our Landal and Novasol European vacation rental businesses. The decline in rental transaction volume was primarily driven by lower rental volume at our Holiday Cottages business which we believe was due to (i) a continuing trend of customers booking their vacations closer to travel date and (ii) a reduction in internet search engine bookings. Such decline in rental transaction volume was partially offset by increased rentals at our Landal and Novasol businesses, both of which benefited from enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations. In addition, our Landal business, which recognizes revenues on a customer arrival basis, also experienced increased arrivals due to the Easter holiday falling in the first quarter of 2008 as compared to the second quarter of 2007.

Annual dues and exchange revenues increased $2 million (1%) during the first quarter of 2008 compared with the first quarter of 2007 due to a 5% increase in the average number of members, partially offset by a 3% decline in revenue generated per member. The decrease in revenue generated per member was driven by lower exchange transactions per member, partially offset by the impact of favorable transaction pricing. We believe that during the first quarter of 2008, exchange transactions per member were negatively impacted from having a shorter prime season booking window as a result of the Easter holiday falling during the third week in March of 2008, which was two weeks earlier than the holiday fell during 2007. In addition, we believe that recent trends among timeshare vacation ownership developers have been to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues increased $4 million during the first quarter of 2008 from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliates. The increase in annual dues and exchange revenues and ancillary revenues included the translation effects of foreign exchange movements, which favorably impacted revenues by $3 million.

EBITDA further reflects an increase in expenses of $19 million (8%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $12 million, (ii) $5 million of increased resort services expenses as a result of increased Landal park volume and the conversion of two of our Landal parks from franchised to managed, as discussed above, and (iii) a $4 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume at our Landal and Novasol businesses, as discussed above, increased staffing costs to support member growth and increased call volumes.

Vacation Ownership

Net revenues and EBITDA decreased $45 million (8%) and $56 million (89%), respectively, during the first quarter of 2008 compared with the first quarter of 2007. The operating results reflect growth in gross VOI sales, consumer finance income and property management fees. Such growth was more than offset by increased deferred revenue related to the percentage-of-completion method of accounting and provision for loan losses. Incremental expenses primarily related to a trademark impairment charge and incremental marketing costs also offset such growth.

Gross sales of VOIs at our vacation ownership business increased $28 million (7%) during the first quarter of 2008, driven principally by a 6% increase in tour flow and a 4% increase in VPG. Tour flow was positively impacted by the continued growth of our in-house sales programs and the opening of new sales locations. VPG benefited from a favorable tour mix, improved efficiency in our upgrade program and higher pricing. Net revenues were also favorably impacted by (i) $11 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) $6 million of increased ancillary revenues resulting from higher VOI sales. Such revenue increases were partially offset by an increase of $31 million in our provision for loan losses primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed during the first quarter of 2008 as compared to the first quarter of 2007.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. Our sales mix during the first quarter of 2008 included higher sales of vacation resorts where construction was still in progress. Thus sales outpaced construction and, as a result, deferred revenue under the percentage-of-completion method of accounting was $82 million during the first quarter of 2008 as compared with a recognition benefit of $4 million during the first quarter of 2007. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $76 million (after deducting the related provision for loan losses) and $40 million, respectively, as a result of the net increase in deferred revenue under the percentage-of-completion method of accounting. We anticipate continued sales out of vacation resorts where construction is still in progress during the remainder of 2008. However, these deferred revenues will be somewhat offset by the recognition of previously deferred revenues as construction of these resorts progresses. We expect an increase in deferred revenue of approximately $40 — $100 million during the twelve months ended December 31, 2008, of which $82 million occurred during the first quarter of 2008, as discussed above.

Net revenues and EBITDA comparisons were favorably impacted by $18 million and $8 million, respectively, during the first quarter of 2008 due to net interest income of $66 million earned on contract receivables during the first quarter of 2008 as compared to $58 million during the first quarter of 2007. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the first quarter of 2008. We incurred interest expense of $33 million on our securitized debt at a weighted average rate of 4.9% during the first quarter of 2008 compared to $23 million at a weighted average rate of 5.4% during the first quarter of 2007. Our net interest income margin decreased from 72% during the first quarter of 2007 to 67% during the first quarter of 2008 due to increased securitizations completed after the first quarter of 2007, partially offset by a 45 basis point decrease in interest rates, as described above.

EBITDA was also negatively impacted by $37 million (8%) of incremental operating, marketing and administrative expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) a $28 million impairment charge due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand, (ii) $11 million of incremental marketing expenses to support sales efforts, (iii) $9 million of increased costs related to the property management services, as discussed above, (iv) $7 million of incremental costs primarily incurred to fund additional staffing and sales overhead costs to support continued growth in the business and (v) $4 million of costs related to sales incentives awarded to owners. Such increases were partially offset by (i) $12 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, partially offset by the impact to cost of sales from increased VOI sales, (ii) the absence of $3 million in costs related to our Separation recorded during the first quarter of 2007, (iii) $3 million of decreased costs related to our trial membership marketing program and (iv) the absence of $2 million of costs recorded during the first quarter of 2007 associated with the repair of one of our completed VOI resorts.

Corporate and Other

Corporate and Other expenses increased $15 million during the first quarter of 2008 compared with the first quarter of 2007. Such increase primarily includes (i) the absence of a $13 million net benefit related to the resolution of and adjustment to certain contingent liabilities and assets recorded during the first quarter of 2007, (ii) $3 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets recorded during the first quarter of 2008 and (iii) $2 million of increased corporate costs incurred during the first quarter of 2008. Such amounts were partially offset by the absence of $3 million of separation and related costs recorded during the first quarter of 2007 relating to consulting and legal services.

Interest Expense/Interest Income

Interest expense increased $1 million in the first quarter of 2008 compared with the first quarter of 2007 primarily as a result of a $2 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory, partially offset by a $1 million decrease in interest paid on our long-term debt facilities. Interest income remained flat in the first quarter of 2008 compared with the first quarter of 2007.

Other Income, Net

Other income, net includes $1 million of net earnings primarily from equity investments and is included within our segment EBITDA results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007	Change

Total assets	$10,822	$10,459	$363
Total liabilities	7,285	6,943	342
Total stockholders’ equity	3,537	3,516	21

Total assets increased $363 million from December 31, 2007 to March 31, 2008 primarily due to (i) a $134 million increase in trade receivables, net primarily due to the seasonality of bookings and travel at our European vacation rental and travel agency businesses, (ii) an $83 million increase in vacation ownership contract receivables, net resulting from increased VOI sales, (iii) a $53 million increase in property and equipment primarily due to building within our vacation ownership business, the impact of currency translation on land, building and capital leases at our vacation exchange and rentals business and construction in progress additions related to property development activity at our lodging business, (iv) a $45 million increase in other current assets primarily due to increased restricted cash at our vacation ownership business resulting from contractually obligated repairs at one of our VOI resorts and increased VOI sales, (v) a $29 million increase in other non-current assets primarily due to increased restricted cash and development deposits on VOI resorts at our vacation ownership business and an advance made to a developer at our vacation exchange and rentals business, (vi) an increase of $19 million in cash and cash equivalents which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows” and (vii) a $17 million increase in prepaid expenses primarily related to increased maintenance fees and advertising payments at our vacation ownership business and increased camping site fees at our vacation exchange and rental business. Such increases were partially offset by a $25 million reduction in trademarks primarily due to an impairment relating to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand.

Total liabilities increased $342 million primarily due to (i) a $146 million increase in deferred income primarily due to increased sales of vacation ownership properties under development, cash received in advance on arrival-based bookings and increased deferred revenue resulting from new enrollments and renewals within our vacation exchange and rentals business, (ii) $87 million in incremental accounts payable primarily due to seasonality of bookings and travel at our European vacation rental and travel agency businesses, (iii) $64 million of additional net borrowings reflecting net changes of $38 million in our securitized vacation ownership debt and $26 million in our other long-term debt, (iv) a $28 million increase in other non-current liabilities primarily due to a change in fair value of our derivative instruments due to reduced borrowing rates within our vacation ownership business and corporate and (v) a $20 million increase in deferred income taxes primarily attributable to higher VOI sales.

Total stockholders’ equity increased $21 million principally due to (i) $42 million of net income generated during the first quarter of 2008, (ii) a change of $7 million in deferred equity compensation, (iii) $7 million of currency translation adjustments and (iv) $2 million as a result of the exercise of stock options during the first quarter of 2008. Such increases were partially offset by (i) $19 million of unrealized losses on cash flow hedges, (ii) $11 million of treasury stock purchased through our stock repurchase program and (iii) the payment of $7 million in dividends.

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

CASH FLOWS

During the three months ended March 31, 2008 and 2007, we had a net change in cash and cash equivalents of $19 million and $(95) million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2008	2007	Change

Cash provided by (used in):
Operating activities	$87	$(15)	$102
Investing activities	(94)	(85)	(9)
Financing activities	27	6	21
Effects of changes in exchange rate on cash and cash equivalents	(1)	(1)	—

Net change in cash and cash equivalents	$19	$(95)	$114

Operating Activities

During the three months ended March 31, 2008, we generated $102 million more cash from operating activities as compared to the three months ended March 31, 2007, which principally reflects (i) higher cash received in connection with VOI sales for which the revenue recognition is deferred and (ii) lower investments in vacation ownership inventory. Such changes were partially offset by (i) the timing of payments of accounts payable and accrued expenses and (ii) increased other current assets related to deferred commission costs in connection with the aforementioned deferred revenue from VOI sales.

Investing Activities

During the three months ended March 31, 2008, we used $9 million more cash for investing activities as compared with the three months ended March 31, 2007. The increase in cash outflows primarily relates to an increase in restricted cash of $33 million resulting from contractually obligated repairs at one of our VOI resorts and an increase in escrow amounts resulting from timing differences between our deeding and sales processes for certain VOI sales. Such increase in cash outflows were partially offset by a decrease of $19 million in investments and development advances within our lodging business and investments made within our vacation exchange and rentals business.

Financing Activities

During the three months ended March 31, 2008, we generated $21 million more cash from financing activities as compared with the three months ended March 31, 2007, which principally reflects (i) $218 million lower spend on our stock repurchase program and (ii) $25 million of higher net proceeds from non-securitized borrowings. Such cash inflows were partially offset by (i) $213 million of lower net proceeds from securitized vacation ownership debt during 2008 and (ii) $7 million of dividends paid to shareholders.

We intend to continue to invest in capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotel as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $39 million on capital expenditures during the first quarter of 2008 including the improvement of technology and maintenance of technological advantages and routine improvements. We anticipate spending approximately $210 to $230 million on capital expenditures during the twelve months ended December 31, 2008. In addition, we spent $73 million relating to vacation ownership development projects during the first quarter of 2008. We anticipate spending approximately $650 to $750 million relating to vacation ownership development projects during the twelve months ended December 31, 2008. The majority of the expenditures required to complete our capital spending programs, strategic investments and vacation ownership development projects were financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. During the three months ended March 31, 2008, we repurchased 520,199 shares at an average price of $21.96. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. During the three months ended March 31, 2008, repurchase capacity increased $3 million from proceeds received from stock option exercises. During the period April 1, 2008 through May 7, 2008, we repurchased an additional 108,000 shares at an average price of $19.74. We currently have $154 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The effect is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 13—Separation Adjustments and Transactions with Former Parent and Subsidiaries. We recorded $239 million of tax liabilities pursuant to the Separation and Distribution Agreement at December 31, 2007. Such amount, which was $238 million at March 31, 2008, is recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	March 31,	December 31,
	2008	2007

Securitized vacation ownership debt:
Term notes	$1,278	$1,435
Bank conduit facility (a)	841	646

Total securitized vacation ownership debt	$2,119	$2,081

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	95	97
Vacation ownership bank borrowings	181	164
Vacation rentals capital leases	165	154
Other	14	14

Total long-term debt	$1,552	$1,526

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,200 million, which expires in October 2008. The capacity is subject to our ability to provide additional assets to collateralize the facility (see below).
(b)	The balance at March 31, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of March 31, 2008, we had $68 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $737 million.

On May 1, 2008, we closed an additional series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 8% and are secured by vacation ownership contract receivables. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility.

As of March 31, 2008, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt
Term notes	$1,278	$1,278	$—
Bank conduit facility	1,200	841	359

Total securitized vacation ownership debt (a)	$2,478	$2,119	$359

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	95	805
Vacation ownership bank borrowings (c)	205	181	24
Vacation rentals capital leases (d)	165	165	—
Other	14	14	—

Total long-term debt	$2,381	$1,552	829

Less: Issuance of letters of credit (b)			68

			$761

(a)	These outstanding borrowings are collateralized by $2,667 million of underlying vacation ownership contract receivables and related assets. The capacity of our bank conduit facility is subject to our ability to provide additional assets to collateralize such facility.
(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of March 31, 2008, the available capacity of $805 million was further reduced by $68 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $224 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

The revolving credit facility and unsecured term loan include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 12 to the Consolidated Financial Statements) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our Separation).

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

As of March 31, 2008, we were in compliance with all of the covenants described above including the required financial ratios.

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

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are under ratings pressure and seeking capital to maintain their credit ratings. Since certain monoline insurers may not be positioned to write new policies, there is a substantial likelihood that the cost of such insurance may increase or that the insurance may become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to subordinate bond investors. Our $200 million 2008-1 term securitization, which closed on May 1, 2008, is a senior/subordinate transaction with no monoline insurance.

Beginning in the third quarter of 2007 and continuing into 2008, the asset-backed securities market and commercial paper markets in the United States suffered adverse conditions and consequently, our cost of securitized borrowings increased due to (i) increased spreads over relevant benchmarks and (ii) increased monoline insurance costs. We expect to access the term securitization market and renew our asset-backed conduit (which is supported by commercial paper) in 2008. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, it will negatively impact the cost of such borrowings. A long-term disruption to the asset-backed or commercial paper markets could jeopardize our ability to obtain such financings. While benchmark rates (such as LIBOR and U.S. Treasuries) have declined in recent months, there can be no assurance that such declines will persist, or that credit spreads over those benchmarks will not widen.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these liabilities. The amount of liabilities which we assumed in connection with the Separation approximated $342 million and $349 million at March 31, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $342 million of Separation related liabilities is comprised of $36 million for litigation matters, $238 million for tax liabilities, $40 million for liabilities of previously sold businesses of Cendant, $19 million for other contingent and corporate liabilities and $9 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $7 million of the $9 million pertain to litigation liabilities). In connection with these liabilities, $109 million are recorded in current due to former Parent and subsidiaries and $242 million are recorded in long-term due to former Parent and subsidiaries at March 31, 2008 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $9 million relating to the FIN 45 guarantees is recorded in other current liabilities at March 31, 2008 on the Consolidated Balance Sheet. In addition, at March 31, 2008, we have $9 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which we issued guarantees. The timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is or was named as the defendant. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits until all of the lawsuits are resolved. Since the Separation, Cendant settled all but one of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During 2007, Cendant received an adverse order in the remaining litigation matter for which we retain a 37.5% indemnification obligation. We increased our contingent litigation accrual for this matter by $27 million as of December 31, 2007. Such accrual was increased by an additional $1 million as of March 31, 2008.

•	Contingent tax liabilities We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain.

•	Cendant contingent and other corporate liabilities We have has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agrees to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA may be provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were no longer required as of December 31, 2007. For the three months ended March 31, 2007, we recorded expenses of $6 million in the Consolidated Statements of Income related to these agreements.

Separation and Related Costs

During the three months ended March 31, 2007, we incurred costs of $6 million in connection with executing the Separation. Such costs consisted primarily of expenses related to the rebranding initiative at our vacation ownership business and certain transitional expenses. We do not expect to incur any separation and related costs during 2008.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on April 1st of each of the years set forth below:

	2008	2009	2010	2011	2012	Thereafter	Total

Securitized debt (a)	$268	$329	$682	$131	$139	$570	$2,119
Long-term debt (b)	193	11	22	407	12	907	1,552
Operating leases	70	66	59	48	36	169	448
Other purchase commitments (c)	374	218	53	61	12	5	723
Contingent liabilities (d)	83	42	217	—	—	—	342

Total (e)	$988	$666	$1,033	$647	$199	$1,651	$5,184

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2008 through 2010, $54 million during 2011, $48 million during 2012 and $180 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties.
(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our Separation.
(e)	Excludes $22 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 29, 2008, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Since such date there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as consumer protection claims, fraud and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection, fraud and other statutory claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

Cendant Litigation

Under the Separation Agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. There is only one remaining contingent litigation for which we retain the 37.5% indemnification obligation. Such litigation is discussed in Note 13 to the consolidated financial statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. These factors could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	Plan
January 1 - 31, 2008	471,600	$22.19	471,600	$153,759,220
February 1 - 29, 2008	1,200	$23.98	1,200	$155,706,455
March 1 - 31, 2008	47,399	$19.62	47,399	$154,776,708
Total	520,199	$21.96	520,199	$154,776,708

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables the Company to purchase up to $200 million of its common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the three months ended March 31, 2008, repurchase capacity increased $3 million from proceeds received from stock option exercises. During the period April 1, 2008 through May 7, 2008, the Company repurchased an additional 108,000 shares at an average price of $19.74. The Company currently has $154 million remaining availability in its program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Our stockholder rights plan expired by its terms on April 24, 2008.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: May 8, 2008	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: May 8, 2008	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
10.1*	Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of March 14, 2008, by and among Fairshare Vacation Owners Association, Wyndham Vacation Resorts, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries and affiliates of Wyndham Vacation Resorts, Inc. and such other unrelated third parties as may from time to time desire to subject property interests to this Trust Agreement.
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Letter re: Unaudited Interim Financial Information.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report