Form 10-Q
period 2008-06-30
WYNDHAM WORLDWIDE CORP
filed 2008-08-08
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the issuer’s common stock was 177,468,695 shares as of July 31, 2008.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of June 30, 2008, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, the related consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007, and the related consolidated statement of stockholders’ equity for the six-month period ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

Prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Note 13 of the consolidated financial statements is a summary of transactions with related parties. As discussed in Note 13 to the consolidated financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant, the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 1 to the consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions. Also, as discussed in Note 2 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 8, 2008

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues
Vacation ownership interest sales	$414	$443	$708	$816
Service fees and membership	424	387	876	790
Franchise fees	136	137	249	251
Consumer financing	104	88	203	169
Other	54	45	108	86

Net revenues	1,132	1,100	2,144	2,112

Expenses
Operating	465	447	905	853
Cost of vacation ownership interests	80	104	140	195
Marketing and reservation	218	207	427	404
General and administrative	152	124	298	245
Separation and related costs	—	7	—	13
Trademark impairment	—	—	28	—
Depreciation and amortization	46	41	90	79

Total expenses	961	930	1,888	1,789

Operating income	171	170	256	323
Other income, net	(4)	—	(5)	—
Interest expense	18	18	37	35
Interest income	(3)	(2)	(5)	(5)

Income before income taxes	160	154	229	293
Provision for income taxes	62	58	89	111

Net income	$98	$96	$140	$182

Earnings per share
Basic	$0.55	$0.53	$0.79	$0.98
Diluted	0.55	0.52	0.79	0.98

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$240	$210
Trade receivables, net	472	459
Vacation ownership contract receivables, net	298	290
Inventory	618	586
Prepaid expenses	181	160
Deferred income taxes	95	101
Due from former Parent and subsidiaries	9	18
Other current assets	397	232

Total current assets	2,310	2,056

Long-term vacation ownership contract receivables, net	2,850	2,654
Non-current inventory	669	649
Property and equipment, net	1,071	1,009
Goodwill	2,732	2,723
Trademarks, net	594	620
Franchise agreements and other intangibles, net	418	416
Other non-current assets	295	332

Total assets	$10,939	$10,459

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$284	$237
Current portion of long-term debt	207	175
Accounts payable	415	380
Deferred income	792	612
Due to former Parent and subsidiaries	104	110
Accrued expenses and other current liabilities	661	666

Total current liabilities	2,463	2,180

Long-term securitized vacation ownership debt	1,797	1,844
Long-term debt	1,406	1,351
Deferred income taxes	983	927
Deferred income	266	262
Due to former Parent and subsidiaries	236	243
Other non-current liabilities	141	136

Total liabilities	7,292	6,943

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 204,604,378 in 2008 and 203,874,101 shares in 2007	2	2
Additional paid-in capital	3,664	3,652
Retained earnings	651	525
Accumulated other comprehensive income	200	194
Treasury stock, at cost — 27,284,823 shares in 2008 and 26,656,804 shares in 2007	(870)	(857)

Total stockholders’ equity	3,647	3,516

Total liabilities and stockholders’ equity	$10,939	$10,459

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating Activities
Net income	$140	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	79
Provision for loan losses	195	136
Deferred income taxes	60	78
Stock-based compensation	17	11
Excess tax benefits from stock-based compensation	—	(6)
Trademark impairment	28	—
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(4)	1
Vacation ownership contract receivables	(370)	(390)
Inventory	(71)	(140)
Prepaid expenses	(20)	(5)
Other current assets	(30)	(1)
Accounts payable, accrued expenses and other current liabilities	(1)	61
Due to former Parent and subsidiaries, net	(6)	9
Deferred income	175	84
Other, net	(5)	(9)

Net cash provided by operating activities	198	90

Investing Activities
Property and equipment additions	(86)	(91)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(7)
Equity investments and development advances	(10)	(25)
Proceeds from asset sales	6	—
Increase in restricted cash, net	(98)	(30)
Other, net	—	(1)

Net cash used in investing activities	(188)	(154)

Financing Activities
Proceeds from securitized borrowings	1,248	1,375
Principal payments on securitized borrowing	(1,248)	(1,025)
Proceeds from non-securitized borrowings	870	669
Principal payments on non-securitized borrowings	(812)	(513)
Dividend to shareholders	(14)	—
Repurchase of common stock	(15)	(476)
Proceeds from stock option exercises	5	17
Debt issuance costs	(8)	(7)
Excess tax benefits from stock-based compensation	—	6
Other, net	(6)	(1)

Net cash provided by financing activities	20	45

Effect of changes in exchange rates on cash and cash equivalents	—	1

Net increase (decrease) in cash and cash equivalents	30	(18)
Cash and cash equivalents, beginning of period	210	269

Cash and cash equivalents, end of period	$240	$251

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2008	204	$2	$3,652	$525	$194	(27)	$(857)	$3,516
Comprehensive income
Net income	–	–	–	140	–	–	–
Currency translation adjustment, net of tax of $1	–	–	–	–	–	–	–
Unrealized gains on cash flow hedges, net of tax of $4	–	–	–	–	6	–	–
Total comprehensive income								146
Exercise of stock options	–	–	5	–	–	–	–	5
Issuance of shares for RSU vesting	1	–	–	–	–	–	–	–
Change in deferred compensation	–	–	10	–	–	–	–	10
Repurchases of common stock	–	–	–	–	–	–	(13)	(13)
Change in excess tax benefit on equity awards	–	–	(3)	–	–	–	–	(3)
Payment of dividends	–	–	–	(14)	–	–	–	(14)

Balance at June 30, 2008	205	$2	$3,664	$651	$200	(27)	$(870)	$3,647

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

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the three and six months ended June 30, 2008, the Company recorded $1 million and $2 million, respectively, of net earnings from such investments in other income, net on the Consolidated Statements of Income.

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

Changes in Accounting Policies during 2008

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of Statement No. 157” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial assets and financial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption. See Note 7—Fair Value for a further explanation of the adoption.

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

Staff Accounting Bulletin No. 110.  In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment,” in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). As permitted by SAB 110, the Company will continue to use the simplified method as the Company does not have sufficient historical data to estimate the expected term of its share-based awards.

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

Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.  In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its Consolidated Financial Statements.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$98	$96	$140	$182

Basic weighted average shares outstanding	177	181	177	185
Stock options and restricted stock units	1	2	1	1

Diluted weighted average shares outstanding	178	183	178	186

Earnings per share:
Basic	$0.55	$0.53	$0.79	$0.98
Diluted	0.55	0.52	0.79	0.98

The computations of diluted earnings per share available to common stockholders for the three and six months ended June 30, 2008 do not include approximately 11 million stock options and stock-settled stock appreciation rights (“SSARs”), as the effect of their inclusion would have been anti-dilutive to EPS. Such amount was approximately 14 million stock options and SSARs during both the three and six months ended June 30, 2007.

On February 29, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable March 13, 2008 to shareholders of record as of March 6, 2008. On March 13, 2008, the Company paid cash dividends of $0.04 per share ($7 million).

On April 24, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable June 12, 2008 to shareholders of record as of May 29, 2008. On June 12, 2008, the Company paid cash dividends of $0.04 per share ($7 million).

3.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$2,732			$2,723

Trademarks	$592			$620

Amortized Intangible Assets:
Franchise agreements	$612	$266	$346	$597	$257	$340
Trademarks	3	1	2	–	–	–
Other	100	28	72	99	23	76

	$715	$295	$420	$696	$280	$416

As of December 31, 2007, the Company had $31 million of unamortized vacation ownership trademarks recorded on the Consolidated Balance Sheet. During the first quarter of 2008, the Company recorded a $28 million impairment charge due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand. The remaining $3 million was reclassified to amortized trademarks and will be fully amortized by March 31, 2009.

The changes in the carrying amount of goodwill are as follows:

			Adjustments
		Goodwill	to Goodwill	Foreign
		Acquired	Acquired	Exchange		Balance at
	Balance at	during	during	and		June 30,
	January 1,	2008	2007	Other		2008

Lodging	$245	$–	$–	$–		$245
Vacation Exchange and Rentals	1,136	–	–	9	(*)	1,145
Vacation Ownership	1,342	–	–	–		1,342

Total Company	$2,723	$–	$–	$9		$2,732

(*)	Relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Franchise agreements	$4	$5	$9	$10
Trademarks	1	–	1	–
Other	2	2	4	3

Total (*)	$7	$7	$14	$13

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2008, the Company expects related amortization expense as follows:

Amount

Remainder of 2008	$15
2009	28
2010	26
2011	25
2012	25
2013	23

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30,	December 31,
	2008	2007

Current vacation ownership contract receivables:
Securitized	$248	$248
Other	82	73

	330	321
Less: Allowance for loan losses	(32)	(31)

Current vacation ownership contract receivables, net	$298	$290

Long-term vacation ownership contract receivables:
Securitized	$2,268	$2,218
Other	890	725

	3,158	2,943
Less: Allowance for loan losses	(308)	(289)

Long-term vacation ownership contract receivables, net	$2,850	$2,654

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the six months ended June 30, 2008 and 2007, the Company originated vacation ownership contract receivables of $795 million and $764 million, respectively, and received principal collections of $425 million and $374 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.6% and 12.5% as of June 30, 2008 and December 31, 2007, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2008	$(320)
Provision for loan losses	(195)
Contract receivables written-off	175

Allowance for loan losses as of June 30, 2008	$(340)

In accordance with SFAS No. 152, the Company recorded a provision for loan losses of $113 million and $195 million as a reduction of net revenues during the three and six months ended June 30, 2008, respectively, and $75 million and $136 million during the three and six months ended June 30, 2007, respectively.

5.	Inventory

Inventory consisted of:

	June 30,	December 31,
	2008	2007

Land held for VOI development	$151	$170
VOI construction in process	555	562
Completed inventory and vacation credits (*)	581	503

Total inventory	1,287	1,235
Less: Current portion	618	586

Non-current inventory	$669	$649

(*)	Includes estimated recoveries of $138 million and $128 million at June 30, 2008 and December 31, 2007, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	June 30,	December 31,
	2008	2007

Securitized vacation ownership debt:
Term notes	$1,727	$1,435
Bank conduit facility (a)	354	646

Total securitized vacation ownership debt	2,081	2,081
Less: Current portion of securitized vacation ownership debt	284	237

Long-term securitized vacation ownership debt	$1,797	$1,844

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	145	97
Vacation ownership bank borrowings (d)	196	164
Vacation rentals capital leases	162	154
Other	13	14

Total long-term debt	1,613	1,526
Less: Current portion of long-term debt	207	175

Long-term debt	$1,406	$1,351

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,200 million, which expires in October 2008. The capacity is subject to the Company’s ability to provide additional assets to collateralize the facility (see below).
(b)	The balance at June 30, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of June 30, 2008, the Company had $67 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $688 million.
(d)	Represents a 364-day secured revolving credit facility which was renewed in June 2008 and upsized from AUD $225 million to AUD $263 million.

On May 1, 2008, the Company closed an additional series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 7.9% and are secured by vacation ownership contract receivables. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility. As of June 30, 2008, the Company had $159 million of outstanding borrowings under this facility.

On June 26, 2008, the Company closed an additional series of term notes payable, Sierra Timeshare 2008-2 Receivables Funding, LLC, in the initial principal amount of $450 million. These borrowings bear interest at a weighted average rate of 7.2% and are secured by vacation ownership contract receivables. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility. As of June 30, 2008, the Company had $450 million of outstanding borrowings under this facility.

The Company’s outstanding debt as of June 30, 2008 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Debt	Total

Within 1 year	$284	$207	$491
Between 1 and 2 years	259	12	271
Between 2 and 3 years	409	22	431
Between 3 and 4 years	185	457	642
Between 4 and 5 years	201	12	213
Thereafter	743	903	1,646

	$2,081	$1,613	$3,694

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

As of June 30, 2008, the Company was in compliance with all of the covenants described above including the required financial ratios.

As of June 30, 2008, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,727	$1,727	$–
Bank conduit facility	1,200	354	846

Total securitized vacation ownership debt (a)	$2,927	$2,081	$846

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$–
Term loan (due July 2011)	300	300	–
Revolving credit facility (due July 2011) (b)	900	145	755
Vacation ownership bank borrowings (c)	252	196	56
Vacation rentals capital leases (d)	162	162	–
Other	13	13	–

Total long-term debt	$2,424	$1,613	811

Less: Issuance of letters of credit (b)			67

			$744

(a)	These outstanding borrowings are collateralized by $2,723 million of underlying vacation ownership contract receivables and related assets. The capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of June 30, 2008, the available capacity of $755 million was further reduced by $67 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $245 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $27 million and $60 million during the three and six months ended June 30, 2008, respectively, and $25 million and $48 million during the three and six months ended June 30, 2007, respectively, and is recorded within operating expenses on the Consolidated Statements of Income. Cash paid related to such interest expense was $52 million and $43 million during the six months ended June 30, 2008 and 2007, respectively.

Interest expense incurred in connection with the Company’s other debt was $24 million and $47 million during the three and six months ended June 30, 2008, respectively, and $24 million and $47 million during the three and six months ended June 30, 2007, respectively, and is recorded within the interest expense line item on the Consolidated Statements of Income. Cash paid related to such interest expense was $51 million and $45 million during the six months ended June 30, 2008 and 2007, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $6 million and $10 million during the three and six months ended June 30, 2008, respectively, and $6 million and $12 million during the three and six months ended June 30, 2007, respectively.

7.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	June 30,	Inputs	Inputs
	2008	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$15	$15	$–
Securities available-for-sale (b)	5	–	5

Total assets	$20	$15	$5

Liabilities:
Derivative instruments (c)	$49	$49	$–

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.
(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

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

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Securities
Available-For-
Sale

Balance at January 1, 2008	$5
Balance at June 30, 2008	5

8.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $20 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Consolidated Balance Sheet at January 1, 2007. During the

six months ended June 30, 2008, the Company’s liability for unrecognized tax benefits increased by $1 million. The amount of the unrecognized tax benefits in the long-term income tax payable was $22 million and $21 million at June 30, 2008 and December 31, 2007, respectively.

The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company recognized less than $1 million and $1 million in interest and penalties during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, such amounts were also less than $1 million and $1 million, respectively.

The Company made cash income tax payments, net of refunds, of $44 million during both the six months ended June 30, 2008 and 2007. Such payments exclude income tax related payments made to former Parent.

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

The Company believes that it has adequately accrued for such matters with reserves of $33 million at June 30, 2008. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

10.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2008, net of tax of $47	$217	$(26)	$3	$194
Current period change	–	6	–	6

Balance, June 30, 2008, net of tax of $52	$217	$(20)	$3	$200

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

11.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, a maximum of 43.5 million shares of common stock may be awarded. As of June 30, 2008, approximately 21.3 million shares remained available.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of June 30, 2008, there were no converted RSUs outstanding.

The activity related to the converted stock options for the six months ended June 30, 2008 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2008	13.6	$36.71
Exercised (a)	(0.2)	20.01
Canceled	(1.5)	52.61

Balance at June 30, 2008 (b)	11.9	$35.20

(a)	Stock options exercised during the six months ended June 30, 2008 and 2007 had an intrinsic value of $600,000 and $18 million, respectively.
(b)	As of June 30, 2008, the aggregate intrinsic value of the Company’s outstanding “in the money” stock options was immaterial. All 11.9 million options are exercisable as of June 30, 2008. Options outstanding and exercisable as of June 30, 2008 have a weighted average remaining contractual life of 2.2 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of June 30, 2008:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.5	$19.76
$20.00 – $29.99	1.1	26.44
$30.00 – $39.99	3.4	37.50
$40.00 & above	4.9	43.38

Total Options	11.9	$35.20

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2008 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2008	2.6		$34.09	0.9		$34.27
Granted	2.4	(b)	22.21	0.8	(b)	22.30
Vested/exercised	(0.7)		33.84	–		–
Canceled	(0.2)		30.89	–		–

Balance at June 30, 2008 (a)	4.1	(c)	$27.38	1.7	(d)	$28.51

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $115 million as of June 30, 2008 which is expected to be recognized over a weighted average period of 3 years.
(b)	Primarily represents awards granted by the Company on February 29, 2008.
(c)	Approximately 3.7 million RSUs outstanding at June 30, 2008 are expected to vest over time.
(d)	Approximately 400,000 of the approximately 1.7 million SSARs are exercisable at June 30, 2008. Since the SSARs were issued to the Company’s top five officers, the Company assumes that all remaining unvested SSARs are expected to vest. SSARs outstanding at June 30, 2008 had no intrinsic value and have a weighted average remaining contractual life of 5.9 years.

On February 29, 2008 and May 2, 2008, the Company approved grants of incentive awards totaling $59 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

The fair value of SSARs granted by the Company on February 29, 2008 and May 2, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in SAB 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The dividend yield was based on the Company’s annual dividend divided by the closing price of the Company’s stock on the date of the grant.

	SSARs Issued on
	May 2,	February 29,
	2008	2008

Grant date fair value	$7.27	$6.74
Expected volatility	34.4%	35.9%
Expected life	4.25 yrs.	4.25 yrs.
Risk free interest rate	3.05%	2.4%
Dividend yield	0.67%	0.72%

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $10 million and $17 million during the three and six months ended June 30, 2008, respectively, and $6 million and $11 million during the three and six months ended June 30, 2007, respectively, related to the incentive equity awards granted by the Company. During the three and six months ended June 30, 2008, the Company recognized $4 million and $7 million, respectively, of tax benefit for stock-based compensation arrangements on the Consolidated Statements of Income. Such amounts were $2 million and $4 million during the three and six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,
	2008		2007
	Net		Net
	Revenues	EBITDA	Revenues	EBITDA (c)

Lodging	$200	$62	$186	$59
Vacation Exchange and Rentals	314	54	288	49
Vacation Ownership	621	112	629	100

Total Reportable Segments	1,135	228	1,103	208
Corporate and Other (a)(b)	(3)	(7)	(3)	3

Total Company	$1,132	$221	$1,100	$211

(a)	Includes the elimination of transactions between segments.
(b)	Includes $7 million and $17 million of a net benefit, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets and $15 million and $11 million, respectively, of corporate costs during the three months ended June 30, 2008 and 2007.
(c)	Includes separation and related costs of $5 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the three months ended June 30, 2007.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	June 30,
	2008	2007

EBITDA	$221	$211
Depreciation and amortization	46	41
Interest expense (excluding interest on securitized vacation ownership debt)	18	18
Interest income	(3)	(2)

Income before income taxes	$160	$154

	Six Months Ended June 30,
	2008			2007
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA (d)

Lodging	$370	$108		$338	104
Vacation Exchange and Rentals	654	147		601	134
Vacation Ownership	1,124	120	(c)	1,178	162

Total Reportable Segments	2,148	375		2,117	400
Corporate and Other (a)(b)	(4)	(24)		(5)	2

Total Company	$2,144	$351		$2,112	$402

(a)	Includes the elimination of transactions between segments.
(b)	Includes $4 million and $30 million of a net benefit, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets and $28 million and $23 million, respectively, of corporate costs during the six months ended June 30, 2008 and 2007.
(c)	Includes an impairment charge of $28 million due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand.
(d)	Includes separation and related costs of $8 million and $5 million for Vacation Ownership and Corporate and Other, respectively, during the six months ended June 30, 2007.

The reconciliation of EBITDA to income before income taxes is noted below:

	Six Months Ended
	June 30,
	2008	2007

EBITDA	$351	$402
Depreciation and amortization	90	79
Interest expense (excluding interest on securitized vacation ownership debt)	37	35
Interest income	(5)	(5)

Income before income taxes	$229	$293

13.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $336 million and $349 million at June 30, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

The $336 million of Separation related liabilities is comprised of $36 million for litigation matters, $236 million for tax liabilities, $39 million for liabilities of previously sold businesses of Cendant, $18 million for other contingent and corporate liabilities and $7 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $5 million of the $7 million pertain to litigation liabilities). In connection with these liabilities, $104 million are recorded in current due to former Parent and subsidiaries and $236 million are recorded in long-term due to former Parent and subsidiaries at June 30, 2008 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $7 million relating to the FIN 45 guarantees is recorded in other current liabilities at June 30, 2008 on the Consolidated Balance Sheet. In addition, at June 30, 2008, the Company has $9 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which the Company issued guarantees. The timing of payment, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed:

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is, was or may be named as the defendant. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits until all of the lawsuits are resolved. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of Separation. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which the Company retains a 37.5% indemnification obligation. The Company maintained a contingent litigation accrual for this matter of $39 million as of June 30, 2008.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

        Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. For both the three and six months ended June 30, 2008, the Company recorded $1 million of expenses in the Consolidated Statements of Income related to these agreements. For the three and six months ended June 30, 2007, the Company recorded $3 million and $9 million, respectively, of expenses in the Consolidated Statements of Income related to these agreements.

        Separation and Related Costs

During the three and six months ended June 30, 2007, the Company incurred costs of $7 million and $13 million, respectively, in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses.

14.	Subsequent Events

        Dividend Declaration

On July 24, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable September 11, 2008 to shareholders of record as of August 28, 2008.

        Lodging Acquisition

On July 21, 2008, the Company announced the completion of its acquisition of U.S. Franchise Systems, Inc. and its Microtel Inns & Suites (“Microtel”) and Hawthorn Suites (“Hawthorn”) hotel brands from a subsidiary of Global Hyatt Corporation for a purchase price of $131 million. The addition of Microtel, a chain of economy hotels, and Hawthorn, a chain of extended-stay hotels, expands the Wyndham Hotel Group system to 12 brands.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and those disclosed as risks under “Risk Factors” in Part I, Item 1A, in our Annual Report filed on Form 10-K with the SEC on February 29, 2008. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

On July 21, 2008, we completed the acquisition of U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands from a subsidiary of Global Hyatt Corporation for a purchase price of $131 million. The addition of Microtel Inns & Suites, a chain of economy hotels, and Hawthorn Suites, a chain of extended-stay hotels, expands the Wyndham Hotel Group system to 12 brands.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended June 30, 2008 and 2007. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2008	2007	% Change

Lodging
Number of rooms (a)	551,500	541,700	2
RevPAR (b)	$38.87	$38.35	1
Royalty, marketing and reservation revenues (in 000s) (c)	$127,238	$129,453	(2)
Vacation Exchange and Rentals
Average number of members (000s) (d)	3,682	3,506	5
Annual dues and exchange revenues per member (e)	$128.91	$132.33	(3)
Vacation rental transactions (in 000s) (f)	319	326	(2)
Average net price per vacation rental (g)	$477.63	$415.71	15
Vacation Ownership
Gross VOI sales (in 000s) (h)	$532,000	$523,000	2
Tours (i)	314,000	304,000	3
Volume Per Guest (“VPG”) (j)	$1,583	$1,596	(1)

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2008 and 2007 include 4,367 and 6,197 affiliated rooms, respectively.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day. Excluding the impact of foreign exchange movements, RevPAR remained flat.

(c)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each hotel. Royalty revenue is generally a fee charged to each franchised or managed hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(d)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(e)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period.

(f)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, such increase was 5%.

(h)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(i)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(j)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

Our consolidated results are as follows:

	Three Months Ended June 30,
	2008	2007	Change

Net revenues	$1,132	$1,100	$32
Expenses	961	930	31

Operating income	171	170	1
Other income, net	(4)	—	(4)
Interest expense	18	18	—
Interest income	(3)	(2)	(1)

Income before income taxes	160	154	6
Provision for income taxes	62	58	4

Net income	$98	$96	$2

During the second quarter of 2008, our net revenues increased $32 million (3%) principally due to (i) a $17 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements and the conversion of one of our Landal parks from franchised to managed; (ii) a $16 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iii) a $14 million increase in net revenues in our lodging business due to higher international royalty, marketing and reservation revenues, increased revenue generated by our Wyndham Rewards loyalty program, incremental property management reimbursable revenues and higher ancillary revenues, partially offset by a decline in domestic royalties; (iv) a $9 million increase in gross sales of VOIs at our vacation ownership businesses primarily due to higher tour flow; (v) $5 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (vi) $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues in our vacation exchange and rentals business; (vii) a $3 million increase in annual dues and exchange revenues due to growth in the average number of members, partially offset by a decline in exchange revenue per member; and (viii) a $2 million increase in ancillary revenues at our vacation ownership business resulting from higher VOI sales. Such increases were partially offset by a $38 million increase in our provision for loan losses at our vacation ownership business. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $15 million.

Total expenses increased $31 million (3%) principally reflecting (i) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $15 million; (ii) a $14 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our lodging and vacation ownership businesses; (iii) a $13 million increase in operating and administrative expenses at our vacation ownership business primarily related to increased costs related to property management services, increased staffing and sales overhead costs due to growth and increased interest expense on our securitized debt, which is included in operating expenses; (iv) a $10 million decrease in net benefit related to the resolution of and adjustment to certain contingent liabilities and assets; (v) an $8 million increase in operating and administrative expenses at our lodging business primarily related to increased payroll costs paid on behalf of and for which we are reimbursed by the property owners and increased costs related to ancillary services provided to franchisees; (vi) a $5 million increase in depreciation and amortization primarily reflecting increased capital investments over the past two years; (vii) $4 million of increased resort services expenses at our vacation exchange and rentals business resulting from increased Landal park volume and the conversion of one of our Landal parks from franchised to managed; and (viii) $4 million of higher corporate costs. These increases were partially offset by (i) $24 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, and the mix of higher cost of sales on deferred VOI sales as compared to lower cost of sales on recognized VOI sales; (ii) $12 million of decreased costs at our vacation ownership business related to a benefit from our trial membership marketing program, lower maintenance fees on unsold inventory, decreased sales incentives awarded to owners and a net charge recorded during the second quarter of 2007; and (iii) $7 million of decreased costs related to our separation from Cendant (the “Separation”).

Other income, net increased $4 million due to (i) income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party, (ii) net earnings primarily from equity investments and (iii) a gain on the sale of assets. Interest expense was flat compared to the second quarter of 2007. Interest income increased $1 million compared to the second quarter of 2007 due to increased interest income earned on invested cash balances as a result of an increase in cash available for investments. Our effective tax rate increased to 39% during the second quarter of 2008 as compared to 38% in the second quarter of 2007 primarily due to an increase in non-deductible items in foreign tax jurisdictions. We cannot estimate the effect of legacy matters for the remainder of 2008. Excluding the tax impact on such matters, we expect our effective tax rate will approximate 38%.

As a result of these items, our net income increased $2 million as compared to the second quarter of 2007.

Following is a discussion of the results of each of our reportable segments during the second quarter:

	Net Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change

Lodging	$200	$186	8	$62	$59	5
Vacation Exchange and Rentals	314	288	9	54	49	10
Vacation Ownership	621	629	(1)	112	100	12

Total Reportable Segments	1,135	1,103	3	228	208	10
Corporate and Other (a)	(3)	(3)	*	(7)	3	*

Total Company	$1,132	$1,100	3	221	211	5

Less: Depreciation and amortization				46	41
Interest expense (excluding interest on securitized vacation ownership debt)				18	18
Interest income				(3)	(2)

Income before income taxes				$160	$154

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $14 million (8%) and $3 million (5%), respectively, during the second quarter of 2008 compared to the second quarter of 2007 primarily reflecting higher international royalty, marketing and reservation revenues, increased revenue generated by our Wyndham Rewards loyalty program and incremental property management reimbursable revenues. Such increases were partially offset in EBITDA by increased expenses, particularly for expenses associated with marketing activities, ancillary services provided to franchisees and incremental property management reimbursable revenues.

The increase in net revenues includes (i) $6 million of incremental international royalty, marketing and reservation revenues resulting from international RevPAR growth of 15%, or 8% excluding the impact of foreign exchange movements, and a 15% increase in system size, (ii) $4 million of incremental revenue generated by our Wyndham Rewards loyalty program primarily due to increased member stays, (iii) $4 million of incremental reimbursable revenues earned by our property management business and (iv) an $8 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. These fees were partially offset by a decrease of $8 million in domestic royalty, marketing and reservation revenues due to a domestic RevPAR decline of 4% and incremental development advance note amortization, which is recorded net within revenues. The domestic RevPAR decline was principally driven by an overall decline in industry occupancy levels, while the international RevPAR growth was principally driven by price increases. The $4 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) $5 million of higher marketing expenses primarily relating to incremental expenditures in our Wyndham Rewards loyalty program and (ii) $4 million of higher costs primarily associated with ancillary services provided to franchisees, as discussed above. Such amounts were partially offset by $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party.

As of June 30, 2008, we had approximately 6,560 properties and approximately 551,500 rooms in our system. Additionally, our hotel development pipeline included approximately 930 hotels and approximately 108,900 rooms, of which 42% were international and 50% were new construction as of June 30, 2008.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $26 million (9%) and $5 million (10%), respectively, during the second quarter of 2008 compared with the second quarter of 2007. The increase in net revenues primarily reflects a $17 million increase in net revenues from rental transactions and related services, a $3 million increase in annual dues and exchange revenues and a $6 million increase in ancillary revenues, which includes $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues. Both net revenue and expense increases include $15 million of currency translation impact from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $17 million (12%). Excluding the favorable impact of foreign exchange movements, net revenues increased $4 million (3%) driven by (i) the conversion of one of our Landal parks from franchised to managed, which contributed an incremental $4 million to revenues or a 3% increase to average net price per rental and (ii) a 2% increase in the average net price per rental. Such increases were partially offset by a 2% decline in rental transaction volume. The 2% increase in average net price per rental was primarily a result of a more favorable pricing mix driven by our Landal brand. The decline in rental transaction volume was primarily driven by lower rental volume at our Novasol and Holiday Cottages brands, which we believe was due to a trend of customers booking their vacations closer to the travel date, as well as lower overall member rentals. In addition, favorability in rental transaction volume at our Landal business, which recognizes revenues on a customer arrival basis, was partially offset by the impact of the Easter holiday falling during the first quarter of 2008 as compared to the second quarter of 2007.

Annual dues and exchange revenues increased $3 million (2%) during the second quarter of 2008 compared with the second quarter of 2007. Excluding the favorable impact of foreign exchange movements, annual dues and exchange revenues increased by $1 million (1%) driven by a 5% increase in the average number of members, partially offset by a 4% decline in revenue generated per member. The decrease in revenue generated per member was driven by lower exchange transactions per member, partially offset by the impact of favorable exchange transaction pricing. We believe that recent trends among timeshare vacation ownership developers have been to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. An increase in ancillary revenues of $6 million was driven by $1 million from various sources during the second quarter of 2008, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliates, as well as the $5 million Asia Pacific adjustment, as discussed above.

EBITDA further reflects an increase in expenses of $21 million (9%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $15 million and (ii) $4 million of increased resort services expenses primarily as a result of increased Landal park volume and the conversion of one of our Landal parks from franchised to managed, as discussed above.

Vacation Ownership

Net revenues decreased $8 million (1%) and EBITDA increased $12 million (12%) during the second quarter of 2008 compared with the second quarter of 2007. The operating results reflect growth in consumer finance income, gross VOI sales and property management fees, as well as lower cost of sales and operating and administrative expenses. Such growth was offset by a higher provision for loan losses, incremental marketing costs and increased costs related to property management services.

Gross sales of VOIs at our vacation ownership business increased $9 million (2%) during the second quarter of 2008, driven principally by a 3% increase in tour flow, partially offset by a 1% decrease in VPG. Tour flow was positively impacted by the opening of new sales locations and the continued growth, albeit slower than during the second quarter of 2007, of our in-house sales programs. However, such impact on tour flow was diminished by the impact of negative economic conditions faced during the second quarter of 2008. VPG was also negatively impacted by a decrease in sales to new customers, partially offset by higher pricing. Net revenues were also favorably impacted by (i) $5 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) $2 million of increased ancillary revenues resulting from higher VOI sales. Such revenue increases were more than offset by an increase of $38 million in our provision for loan losses primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed during the second quarter of 2008 as compared to the second quarter of 2007. Such trend has continued since the fourth quarter of 2007 as the negative impact of the economy is showing in the portfolio performance, particularly related to borrowers with lower credit scores. We expect such trend to continue for the remainder of 2008 as a result of the economic conditions.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. Our sales mix during the second quarter of both 2008 and 2007 resulted in deferred revenue under the percentage-of-completion method of accounting of $5 million during both periods. Accordingly, there was no impact quarter-over-quarter to net revenues (after deducting the related provision for loan losses) or EBITDA as a result of the percentage-of-completion method of accounting. We anticipate continued sales generated from vacation resorts where construction is still in progress. However, these deferred revenues will be partially offset by the recognition of previously deferred revenues as construction of these resorts progresses.

Net revenues and EBITDA comparisons were favorably impacted by $16 million and $14 million, respectively, during the second quarter of 2008 due to net interest income of $77 million earned on contract receivables during the second quarter of 2008 as compared to $63 million during the second quarter of 2007. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the second quarter of 2008. We incurred interest expense of $27 million on our securitized debt at a weighted average rate of 4.9% during the second quarter of 2008 compared to $25 million at a weighted average rate of 5.4% during the second quarter of 2007. Our net interest income margin increased from 72% during the second quarter of 2007 to 74% during the second quarter of 2008 due to a 44 basis point decrease in interest rates, as described above, partially offset by increased securitizations completed after June 30, 2007.

EBITDA was also positively impacted by $22 million (4%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $24 million of decreased cost of sales principally due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, and the mix of higher cost of sales on deferred VOI sales as compared to lower cost of sales on recognized VOI sales, (ii) the absence of $5 million in costs related to our Separation recorded during the second quarter of 2007, (iii) $5 million of decreased costs related to a benefit from our trial membership marketing program, (iv) $3 million of reduced costs associated with maintenance fees on unsold inventory, (v) $2 million of decreased costs related to sales incentives awarded to owners and (vi) the absence of a $2 million net charge recorded during the second quarter of 2007 related to a prior acquisition. Such decreases were partially offset by (i) $9 million of incremental marketing expenses to support sales efforts, (ii) $9 million of increased costs related to the property management services, as discussed above, and (iii) $2 million of incremental costs primarily incurred to fund additional staffing and sales overhead costs to support continued growth in the business.

Corporate and Other

Corporate and Other expenses increased $10 million during the second quarter of 2008 compared with the second quarter of 2007. Such increase primarily includes (i) a $10 million decrease in net benefit related to the resolution of and adjustment to certain contingent liabilities and assets and (ii) $4 million of increased corporate costs incurred during the second quarter of 2008. Such amounts were partially offset by the absence of $2 million of separation and related costs recorded during the second quarter of 2007 relating to consulting and legal services.

Interest Expense/Interest Income

Interest expense remained flat in the second quarter of 2008 compared with the second quarter of 2007. Interest income increased $1 million in the second quarter of 2008 compared with the second quarter of 2007 due to increased interest income earned on invested cash balances as a result of an increase in cash available for investment.

Other Income, Net

During the three months ended June 30, 2008, other income, net includes (i) $2 million of income associated with the extinguishment of an obligation relating to an ancillary credit card marketing program, (ii) $1 million of net earnings primarily from equity investments and (iii) a $1 million gain on the sale of assets. Such amounts are included within our segment EBITDA results.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

Our consolidated results are as follows:

	Six Months Ended June 30,
	2008	2007	Change

Net revenues	$2,144	$2,112	$32
Expenses	1,888	1,789	99

Operating income	256	323	(67)
Other income, net	(5)	—	(5)
Interest expense	37	35	2
Interest income	(5)	(5)	—

Income before income taxes	229	293	(64)
Provision for income taxes	89	111	(22)

Net income	$140	$182	$(42)

During the six months ended June 30, 2008, our net revenues increased $32 million (2%) principally due to (i) a $37 million increase in gross sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) a $37 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements and the conversion of two of our Landal parks from franchised to managed; (iii) a $34 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) a $32 million increase in net revenues in our lodging business due to incremental property management reimbursable revenues, higher international royalty, marketing and reservation revenues, increased revenue generated by our Wyndham Rewards loyalty program and higher ancillary revenues, partially offset by a decline in domestic royalties; (v) $16 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (vi) an $8 million increase in ancillary revenues at our vacation ownership business resulting from higher VOI sales; (vii) a $6 million increase in ancillary revenues at our vacation exchange and rentals business; (viii) a $5 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable exchange transaction pricing, partially offset by a decline in exchange transactions per member; and (ix) $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues in our vacation exchange and rentals business. Such increases were partially offset by (i) a net increase of $76 million in deferred revenue under the percentage-of-completion method of accounting at our vacation ownership business and (ii) a $69 million increase in our provision for loan losses at our vacation ownership business. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $30 million.

Total expenses increased $99 million (6%) principally reflecting (i) a $40 million increase in operating and administrative expenses at our vacation ownership business primarily related to increased costs related to property management services, increased staffing and sales overhead costs due to growth and increased interest expense on our securitized debt, which is included in operating expenses; (ii) a $31 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our lodging and vacation ownership businesses; (iii) a $28 million impairment charge recorded at our vacation ownership business due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; (iv) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $27 million; (v) a $26 million decrease in net benefit related to the resolution of and adjustment to certain contingent liabilities and assets; (vi) a $19 million increase in operating and administrative expenses at our lodging business primarily related to increased payroll costs paid on behalf of and for which we are reimbursed by the property owners and increased expenses related to ancillary services provided to franchisees; (vii) a $12 million increase in operating and administrative expenses at our vacation exchange and rentals business primarily related to increased volume-related expenses due to growth and increased resort services expenses resulting from increased Landal park volume and the conversion of two of our Landal parks from franchised to managed; (viii) an $11 million increase in depreciation and amortization primarily reflecting increased capital investments over the past two years; and (ix) $5 million of higher corporate costs. These increases were partially offset by (i) $36 million of increased deferred expenses related to the net increase in deferred revenue at our vacation ownership business, as discussed above; (ii) $36 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, partially offset by the impact to cost of sales from increased VOI sales; (iii) $15 million of decreased costs at our vacation ownership business related to a benefit from our trial membership marketing program, lower maintenance fees on unsold inventory, decreased sales incentives awarded to owners and a net charge recorded during the second quarter of 2007; and (iv) $13 million of decreased costs related to our Separation.

Other income, net increased $5 million due to (i) income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party, (ii) net earnings primarily from equity investments and (iii) a gain on the sale of assets. Interest expense increased $2 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to lower capitalized interest at our vacation ownership business. Interest income remained flat during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Our effective tax rate increased to 39% during the six months ended June 30, 2008 from 38% during the six months ended June 30, 2007 primarily due to an increase in non-deductible items in foreign tax jurisdictions. We cannot estimate the effect of legacy matters for the remainder of 2008. Excluding the tax impact on such matters, we expect our effective tax rate will approximate 38%.

As a result of these items, our net income decreased $42 million as compared to the six months ended June 30, 2007.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30, 2008:

	Net Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change

Lodging	$370	$338	9	$108	$104	4
Vacation Exchange and Rentals	654	601	9	147	134	10
Vacation Ownership	1,124	1,178	(5)	120	162	(26)

Total Reportable Segments	2,148	2,117	1	375	400	(6)
Corporate and Other (a)	(4)	(5)	*	(24)	2	*

Total Company	$2,144	$2,112	2	351	402	(13)

Less: Depreciation and amortization				90	79
Interest expense (excluding interest on securitized vacation ownership debt)				37	35
Interest income				(5)	(5)

Income before income taxes				$229	$293

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $32 million (9%) and $4 million (4%), respectively, during the six months ended June 30, 2008 compared to the same period during 2007 primarily reflecting incremental property management reimbursable revenues, higher international royalty, marketing and reservation revenues and increased revenue generated by our Wyndham Rewards loyalty program. Such increases were partially offset in EBITDA by increased expenses, particularly for expenses associated with incremental property management reimbursable revenues, marketing activities and ancillary services provided to franchisees.

The increase in net revenues includes (i) $15 million of incremental reimbursable revenues earned by our property management business, (ii) $10 million of incremental international royalty, marketing and reservation revenues resulting from international RevPAR growth of 14%, or 6% excluding the impact of foreign exchange movements, and a 15% increase in system size, (iii) $6 million of incremental revenue generated by our Wyndham Rewards loyalty program primarily due to increased member stays and (iv) a $14 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. These fees were partially offset by a decrease of $13 million in domestic royalty, marketing and reservation revenues due to a domestic RevPAR decline of 3% and incremental development advance note amortization, which is recorded net within revenues. The domestic RevPAR decline was principally driven by an overall decline in industry occupancy levels, while the international RevPAR growth was principally driven by price increases. The $15 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) $11 million of higher marketing expenses primarily relating to incremental expenditures in our Wyndham Rewards loyalty program and (ii) $4 million of higher costs primarily associated with ancillary services provided to franchisees, as discussed above. Such amounts were partially offset by $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $53 million (9%) and $13 million (10%), respectively, during the six months ended June 30, 2008 compared with the same period during 2007. The increase in net revenues primarily reflects a $37 million increase in net revenues from rental transactions and related services, a $5 million increase in annual dues and exchange revenues and an $11 million increase in ancillary revenues, which includes $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues. Net revenue and expense increases include $30 million and $27 million, respectively, of currency translation impact from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $37 million (14%). Excluding the favorable impact of foreign exchange movements, net revenues increased $12 million (4%) during the six months ended June 30, 2008 driven by (i) the conversion of two of our Landal parks from franchised to managed, which contributed an incremental $9 million to revenues or a 3% increase to average net price per rental and (ii) a 3% increase in the average net price per rental. Such increases were partially offset by a 2% decline in rental transaction volume. The 3% increase in average net price per rental was primarily a result of increased pricing at our Landal and Novasol European vacation rental businesses. The decline in rental transaction volume was primarily driven by lower rental volume at our Holiday Cottages brand which we believe was due to (i) a trend of customers booking their vacations closer to the travel date and (ii) lower overall member rentals. Such decline in rental transaction volume was partially offset by increased rentals at our Landal business, which benefited from enhanced marketing programs initiated to support an expansion strategy to provide consumers with broader inventories and more destinations.

Annual dues and exchange revenues increased $5 million (2%) during the six months ended June 30, 2008 compared with the same period during 2007. Excluding the favorable impact of foreign exchange movements, annual dues and exchange revenues increased by $1 million (1%), driven by a 5% increase in the average number of members, partially offset by a 4% decline in revenue generated per member. The decrease in revenue generated per member was driven by lower exchange transactions per member, partially offset by the impact of favorable exchange transaction pricing. We believe that recent trends among timeshare vacation ownership developers have been to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. An increase in ancillary revenues of $11 million was driven by (i) $5 million from various sources during the second quarter of 2008, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliates, as well as (ii) the $5 million Asia Pacific adjustment, as discussed above, and (iii) $1 million due to the favorable translation effects of foreign exchange movements.

EBITDA further reflects an increase in expenses of $40 million (9%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $27 million, (ii) $9 million of increased resort services expenses as a result of increased Landal park volume and the conversion of two of our Landal parks from franchised to managed, as discussed above, and (iii) a $3 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume at our Landal business, as discussed above, increased staffing costs to support member growth and increased call volumes.

Vacation Ownership

Net revenues and EBITDA decreased $54 million (5%) and $42 million (26%), respectively, during the six months ended June 30, 2008 compared with the same period during 2007. The operating results reflect growth in gross VOI sales, consumer finance income and property management fees, as well as lower cost of sales. Such growth was more than offset by increased deferred revenue related to the percentage-of-completion method of accounting, a higher provision for loan losses and incremental expenses primarily related to a trademark impairment charge and incremental costs related to marketing and property management services.

Gross sales of VOIs at our vacation ownership business increased $37 million (4%) during the six months ended June 30, 2008, driven principally by a 4% increase in tour flow and a 1% increase in VPG. Tour flow was positively impacted by the opening of new sales locations and the continued growth, albeit slower than during the first half of 2007, of our in-house sales programs. However, such impact on tour flow was diminished by the impact of negative economic conditions faced during 2008. VPG benefited from a favorable tour mix, continued efficiency in our upgrade program and higher pricing, partially offset by a decrease in sales to new customers. Net revenues were also favorably impacted by (i) $16 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) $8 million of increased ancillary revenues resulting from higher VOI sales. Such revenue increases were partially offset by an increase of $69 million in our provision for loan losses primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed during the six months ended June 30, 2008 as compared to the same period during 2007. Such trend has continued since the fourth quarter of 2007 as the negative impact of the economy is showing in the portfolio performance, particularly related to borrowers with lower credit scores. We expect such trend to continue for the remainder of 2008 as a result of the economic conditions.

Our sales mix during the six months ended June 30, 2008 included higher sales generated from vacation resorts where construction was still in progress resulting in deferred revenue under the percentage-of-completion method of accounting of $87 million during the six months ended June 30, 2008 as compared to $1 million during the same period in 2007. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $76 million (after deducting the related provision for loan losses) and $40 million, respectively, as a result of the net increase in deferred revenue under the percentage-of-completion method of accounting. We anticipate continued sales generated from vacation resorts where construction is still in progress. However, these deferred revenues will be partially offset by the recognition of previously deferred revenues as construction of these resorts progresses. We expect an increase in deferred revenue of approximately $70 — $100 million during the twelve months ended December 31, 2008, of which $87 million occurred during the six months ended June 30, 2008, as discussed above.

Net revenues and EBITDA comparisons were favorably impacted by $34 million and $22 million, respectively, during the six months ended June 30, 2008 due to net interest income of $143 million earned on contract receivables during the six months ended June 30, 2008 as compared to $121 million during six months ended June 30, 2007. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during six months ended June 30, 2008. We incurred interest expense of $60 million on our securitized debt at a weighted average rate of 4.9% during the six months ended June 30, 2008 compared to $48 million at a weighted average rate of 5.4% during six months ended June 30, 2007. Our net interest income margin decreased from 72% during the six months ended June 30, 2007 to 70% during the six months ended June 30, 2008 due to increased securitizations completed after June 30, 2007, partially offset by a 45 basis point decrease in interest rates, as described above.

EBITDA was also negatively impacted by $12 million (1%) of incremental expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) a $28 million impairment charge due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand, (ii) $20 million of incremental marketing expenses to support sales efforts, (iii) $18 million of increased costs related to the property management services, as discussed above, and (iv) $10 million of incremental costs primarily incurred to fund additional staffing and sales overhead costs to support continued growth in the business. Such increases were partially offset by (i) $36 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, (ii) the absence of $8 million in costs related to our Separation recorded during the six months ended June 30, 2007, (iii) $8 million of decreased costs related to a benefit from our trial membership marketing program, (iv) $3 million of reduced costs associated with maintenance fees on unsold inventory, (v) the absence of a $2 million net charge recorded during the six months ended June 30, 2007 related to a prior acquisition and (vi) the absence of $2 million of costs recorded during the first quarter of 2007 associated with the repair of one of our completed VOI resorts.

Corporate and Other

Corporate and Other expenses increased $27 million during the six months ended June 30, 2008 compared with the six months ended June 30, 2007. Such increase primarily includes (i) a decrease of $26 million in net benefit related to the resolution of and adjustment to certain contingent liabilities and assets and (ii) $5 million of increased corporate costs incurred during the six months ended June 30, 2008. Such amounts were partially offset by the absence of $5 million of separation and related costs recorded during the six months ended June 30, 2007 relating to consulting and legal services.

Interest Expense/Interest Income

Interest expense increased $2 million during the six months ended June 30, 2008 compared with the same period during 2007 as a result of lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income remained flat during the six months ended June 30, 2008 compared with the same period during 2007.

Other Income, Net

During the six months ended June 30, 2008, other income, net includes (i) $2 million of income associated with the extinguishment of an obligation relating to an ancillary credit card marketing program, (ii) $2 million of net earnings primarily from equity investments and (iii) a $1 million gain on the sale of assets. Such amounts are included within our segment EBITDA results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30,
	2008	December 31, 2007	Change

Total assets	$10,939	$10,459	$480
Total liabilities	7,292	6,943	349
Total stockholders’ equity	3,647	3,516	131

Total assets increased $480 million from December 31, 2007 to June 30, 2008 primarily due to (i) a $204 million increase in vacation ownership contract receivables, net resulting from increased VOI sales, (ii) a $165 million increase in other current assets primarily due to increased restricted cash resulting from cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations and contractually obligated repairs at one of our VOI resorts and deferred commission costs in accordance with percentage-of-completion accounting at our vacation ownership business, (iii) a $62 million increase in property and equipment primarily due to incremental construction in progress related to property development activity at our lodging business, the impact of currency translation on land, building and capital leases at our vacation exchange and rentals business, improvements at Landal parks and enhancements made on transaction booking technology at our vacation exchange and rentals business and increased buildings within our vacation ownership business, (iv) a $52 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, (v) an increase of $30 million in cash and cash equivalents which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows” and (vi) a $21 million increase in prepaid expenses primarily related to increased maintenance fees, advertising payments and costs related to sales incentives at our vacation ownership business and increased camping site fees resulting from seasonality at our vacation exchange and rental business. Such increases were partially offset by (i) a $26 million reduction in trademarks primarily due to an impairment relating to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand and (ii) a $37 million decrease in other non-current assets primarily due to decreased restricted cash at our vacation ownership business, partially offset by deferred financing costs at our vacation ownership business resulting from our new securitization facilities.

Total liabilities increased $349 million primarily due to (i) a $184 million increase in deferred income primarily due to increased sales of vacation ownership properties under development and cash received in advance on arrival-based bookings within our vacation exchange and rentals business, (ii) $87 million of additional net borrowings reflecting net changes in our other long-term debt, (iii) a $56 million increase in deferred income taxes primarily attributable to higher VOI sales and (iv) $35 million in incremental accounts payable primarily due to seasonality of bookings and travel at our vacation rental and travel agency businesses, partially offset by timing differences of payments on accounts payable at each of our businesses. Such increases were partially offset by a $13 million decrease in due to former Parent and subsidiaries primarily as a result of our payment of or other reductions in certain contingent and other corporate liabilities of our former Parent or its subsidiaries which were created upon our separation.

Total stockholders’ equity increased $131 million principally due to (i) $140 million of net income generated during the six months ended June 30, 2008, (ii) $6 million of unrealized gains on cash flow hedges, (iii) a change of $10 million in deferred equity compensation, and (iv) $5 million as a result of the exercise of stock options during the six months ended June 30, 2008. Such increases were partially offset by (i) the payment of $14 million in dividends, (ii) $13 million of treasury stock purchased through our stock repurchase program and (iii) a $3 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the exercise and vesting of equity awards.

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

CASH FLOWS

During the six months ended June 30, 2008 and 2007, we had an increase (decrease) in cash and cash equivalents of $30 million and $(18) million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2008	2007	Change

Cash provided by (used in):
Operating activities	$198	$90	$108
Investing activities	(188)	(154)	(34)
Financing activities	20	45	(25)
Effects of changes in exchange rate on cash and cash equivalents	—	1	(1)

Net change in cash and cash equivalents	$30	$(18)	$48

Operating Activities

During the six months ended June 30, 2008, we generated $108 million more cash from operating activities as compared to the six months ended June 30, 2007, which principally reflects (i) higher cash received in connection with VOI sales for which the revenue recognition is deferred and (ii) lower investments in inventory and vacation ownership receivables. Such changes were partially offset by (i) timing of accounts payable and accrued expenses and (ii) increased other current assets primarily related to deferred commission costs in connection with the aforementioned deferred revenue from VOI sales.

Investing Activities

During the six months ended June 30, 2008, we used $34 million more cash for investing activities as compared with the six months ended June 30, 2007. The increase in cash outflows primarily relates to an increase in restricted cash of $68 million resulting from cash we are required to set aside in connection with (i) additional vacation ownership contract receivables securitizations and (ii) contractually obligated repairs at one of our VOI resorts. Such increase in cash outflows were partially offset by (i) a decrease of $15 million in investments primarily within our lodging business, (ii) lower acquisition-related payments of $7 million due to the conversion of one of our Landal parks from franchised to managed during 2007, (iii) $6 million of proceeds received in connection with asset sales primarily relating to the sale of certain vacation exchange and rental properties during 2008 and (iv) a decrease of $5 million in property and equipment additions due to lower capital expenditures within our vacation ownership and corporate businesses, partially offset by higher capital expenditures at our lodging and vacation exchange and rentals businesses.

Financing Activities

During the six months ended June 30, 2008, we generated $25 million less cash from financing activities as compared with the six months ended June 30, 2007, which principally reflects (i) $350 million of lower net proceeds from securitized vacation ownership debt, (ii) $98 million of lower net proceeds from non-securitized borrowings, (iii) $14 million of dividends paid to shareholders and (iv) $12 million of lower proceeds received in connection with stock option exercises during 2008. Such cash outflows were partially offset by $461 million lower spend on our stock repurchase program.

We intend to continue to invest in capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotels as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $86 million on capital expenditures during the six months ended June 30, 2008 including the improvement of technology and maintenance of technological advantages and routine improvements. We anticipate spending approximately $210 to $230 million on capital expenditures during the twelve months ended December 31, 2008. In addition, we spent $196 million relating to vacation ownership development projects during the six months ended June 30, 2008. We anticipate spending approximately $600 to $700 million relating to vacation ownership development projects during the twelve months ended December 31, 2008. The majority of the expenditures required to pursue our capital spending programs, strategic investments and vacation ownership development projects were financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. During the six months ended June 30, 2008, we repurchased 628,019 shares at an average price of $21.58. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. During the six months ended June 30, 2008, repurchase capacity increased $5 million from proceeds received from stock option exercises. During the period July 1, 2008 through August 8, 2008, we did not repurchase any additional shares and, as such, we currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The effect is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 13—Separation Adjustments and Transactions with Former Parent and Subsidiaries. We recorded $239 million of tax liabilities pursuant to the Separation and Distribution Agreement at December 31, 2007. Such amount, which was $236 million at June 30, 2008, is recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	June 30,	December 31,
	2008	2007

Securitized vacation ownership debt:
Term notes	$1,727	$1,435
Bank conduit facility (a)	354	646

Total securitized vacation ownership debt	$2,081	$2,081

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	145	97
Vacation ownership bank borrowings (d)	196	164
Vacation rentals capital leases	162	154
Other	13	14

Total long-term debt	$1,613	$1,526

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,200 million, which expires in October 2008. The capacity is subject to our ability to provide additional assets to collateralize the facility (see below).
(b)	The balance at June 30, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of June 30, 2008, we had $67 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $688 million.
(d)	Represents a 364-day secured revolving credit facility which was renewed in June 2008 and upsized from AUD $225 million to AUD $263 million.

On May 1, 2008, we closed an additional series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 7.9% and are secured by vacation ownership contract receivables. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility. As of June 30, 2008, we had $159 million of outstanding borrowings under this facility.

On June 26, 2008, we closed an additional series of term notes payable, Sierra Timeshare 2008-2 Receivables Funding, LLC, in the initial principal amount of $450 million. These borrowings bear interest at a weighted average rate of 7.2% and are secured by vacation ownership contract receivables. The proceeds from these notes were used primarily to reduce the balance outstanding under the bank conduit facility. As of June 30, 2008, we had $450 million of outstanding borrowings under this facility.

During July 2008, we drew down on our revolving credit facility to fund the acquisition of U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands.

As of June 30, 2008, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,727	$1,727	$—
Bank conduit facility	1,200	354	846

Total securitized vacation ownership debt (a)	$2,927	$2,081	$846

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	145	755
Vacation ownership bank borrowings (c)	252	196	56
Vacation rentals capital leases (d)	162	162	—
Other	13	13	—

Total long-term debt	$2,424	$1,613	811

Less: Issuance of letters of credit (b)			67

			$744

(a)	These outstanding borrowings are collateralized by $2,723 million of underlying vacation ownership contract receivables and related assets. The capacity of our bank conduit facility is subject to our ability to provide additional assets to collateralize such facility.
(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of June 30, 2008, the available capacity of $755 million was further reduced by $67 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $245 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

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

As of June 30, 2008, we were in compliance with all of the covenants described above including the required financial ratios.

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

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are under ratings pressure and seeking capital to maintain their credit ratings. Since certain monoline insurers are not positioned to write new policies, the cost of such insurance has increased and the insurance has become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to subordinate bond investors. Our $200 million 2008-1 term securitization, which closed on May 1, 2008, and our $450 million 2008-2 term securitization, which closed on June 26, 2008, are senior/subordinate transactions with no monoline insurance.

Beginning in the third quarter of 2007 and continuing into 2008, the asset-backed securities market and commercial paper markets in the United States suffered adverse market conditions. As a result, during the six months ended June 30, 2008, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks. We have successfully accessed the term securitization market during the first half of 2008, as demonstrated by the closing of two term securitizations. During the remainder of 2008, we expect to renew our asset-backed conduit (which is supported by commercial paper) and anticipate having continued access to the term securitization market. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, it will negatively impact the cost of such borrowings. A long-term disruption to the asset-backed or commercial paper markets could jeopardize our ability to obtain such financings.

Our liquidity position may also be negatively affected by unfavorable conditions in the markets in which we operate. Our liquidity as it relates to our vacation ownership financings could be adversely affected if we were to fail to renew any of the facilities on their renewal dates or if we were to fail to meet certain ratios, which could occur in certain instances if the credit quality of the underlying vacation ownership contract receivables deteriorates. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

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

Our senior unsecured debt is rated Baa2 by Moody’s Investors Service (“Moody’s”). During July 2008, Standard & Poor’s (“S&P”) downgraded our senior unsecured debt rating from BBB with a “negative outlook” to BBB- with a “stable outlook.” A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Currently, we expect no (i) increased interest expenses and/or (ii) material reduction in the availability of bonding capacity from the aforementioned downgrade; however, a downgrade by Moody’s and/or a further downgrade by S&P could impact our future borrowing and/or bonding costs and availability of such bonding capacity.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%. The amount of liabilities which we assumed in connection with the Separation was $336 million and $349 million at June 30, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $336 million of Separation related liabilities is comprised of $36 million for litigation matters, $236 million for tax liabilities, $39 million for liabilities of previously sold businesses of Cendant, $18 million for other contingent and corporate liabilities and $7 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $5 million of the $7 million pertain to litigation liabilities). In connection with these liabilities, $104 million are recorded in current due to former Parent and subsidiaries and $236 million are recorded in long-term due to former Parent and subsidiaries at June 30, 2008 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $7 million relating to the FIN 45 guarantees is recorded in other current liabilities at June 30, 2008 on the Consolidated Balance Sheet. In addition, at June 30, 2008, we have $9 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which we issued guarantees. The timing of payments, if any, related to these liabilities cannot be reasonably predicted because the distribution dates are not fixed:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is, was or may be named as the defendant. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits until all of the lawsuits are resolved. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of Separation. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which we retain a 37.5% indemnification obligation. We maintained a contingent litigation accrual for this matter of $39 million as of June 30, 2008.

•	Contingent tax liabilities We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement for the payment of certain taxes. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee

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

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. For both the three and six months ended June 30, 2008, we recorded $1 million of expenses in the Consolidated Statements of Income related to these agreements. For the three and six months ended June 30, 2007, we recorded expenses of $3 million and $9 million, respectively, in the Consolidated Statements of Income related to these agreements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on July 1st of each of the years set forth below:

	2008	2009	2010	2011	2012	Thereafter	Total

Securitized debt (a)	$284	$259	$409	$185	$201	$743	$2,081
Long-term debt (b)	207	12	22	457	12	903	1,613
Other purchase commitments (c)	566	243	59	59	12	55	994
Operating leases	67	66	56	46	33	137	405
Contingent liabilities (d)	85	241	10	—	—	—	336

Total (e)	$1,209	$821	$556	$747	$258	$1,838	$5,429

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during each year from 2008 through 2010, $50 million during 2011, $48 million during 2012 and $168 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties.
(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our Separation.
(e)	Excludes $22 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 29, 2008, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Goodwill and Other Intangible Assets

We have goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. We annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. If the estimated fair value is less than the carrying value, then we must write down the carrying value to the estimated fair value. As of June 30, 2008, we had a goodwill balance of $2,732 million.

The goodwill impairment analysis and measurement is a process that requires significant judgment. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or amortizable intangible assets may not be fully recoverable, include a prolonged decline in stock price and market capitalization, reduced future cash flow estimates or slower growth rates in our industry. We could be required to record a charge to earnings in our financial statements in a future period if any impairment of our goodwill or amortizable intangible assets were deemed to have occurred, negatively impacting our results of operations and shareholders’ equity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Cendant Litigation

Under the Separation Agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. The pending Cendant contingent litigation that we deem to be material is further discussed in Note 13 to the consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	Plan
April 1 - 30, 2008	107,820	$19.74	107,820	$153,476,112
May 1 - 31, 2008	—	$—	—	$154,720,835
June 1 - 30, 2008	—	$—	—	$154,736,587
Total	107,820	$19.74	107,820	$154,736,587

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the six months ended June 30, 2008, repurchase capacity increased $5 million from proceeds received from stock option exercises. During the period July 1, 2008 through August 8, 2008, we did not repurchase any additional shares and, as such, we currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 24, 2008. The shareholders (1) elected directors James E. Buckman and George Herrera; and (2) ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.

The following table sets forth the votes cast at the Annual Meeting of Shareholders on April 24, 2008, with respect to each of the elections/matters described above.

				Broker
Election/Matter	For	Withheld	Abstain	Non-Votes
James E. Buckman	153,162,422	3,303,464	—	—
George Herrera	153,214,949	3,250,937	—	—
Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008	155,590,693	803,695	71,498	20,527,385

Item 5.	Other Information.

Our stockholder rights plan expired by its terms on April 24, 2008.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: August 8, 2008	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: August 8, 2008	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
10.1*	Amendment, executed July 8, 2008 and effective as of July 28, 2006, to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation.
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Letter re: Unaudited Interim Financial Information.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report