Form 10-Q
period 2008-09-30
WYNDHAM WORLDWIDE CORP
filed 2008-11-10
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock was 177,494,808 shares as of October 31, 2008.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of September 30, 2008, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, and the related consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

Prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Note 15 of the consolidated financial statements is a summary of transactions with related parties. As discussed in Note 15 to the consolidated financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2007, and the related consolidated and combined statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant, the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rental and vacation ownership businesses of Cendant. Included in Notes 20 and 21 of the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 1 to the consolidated and combined financial statements, as of January 1, 2006, the Company adopted the provisions for accounting for real estate time-sharing transactions. Also, as discussed in Note 2 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
November 10, 2008

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues
Vacation ownership interest sales	$446	$467	$1,153	$1,283
Service fees and membership	468	442	1,344	1,232
Franchise fees	153	155	402	406
Consumer financing	111	93	314	261
Other	48	59	157	146

Net revenues	1,226	1,216	3,370	3,328

Expenses
Operating	439	440	1,284	1,246
Cost of vacation ownership interests	86	101	226	296
Consumer financing interest	34	29	93	77
Marketing and reservation	232	229	659	632
General and administrative	140	174	438	419
Separation and related costs	—	3	—	16
Trademark impairment	—	—	28	—
Restructuring costs	6	—	6	—
Depreciation and amortization	47	43	137	122

Total expenses	984	1,019	2,871	2,808

Operating income	242	197	499	520
Other income, net	(5)	(8)	(9)	(8)
Interest expense	21	20	59	55
Interest income	(2)	(4)	(8)	(9)

Income before income taxes	228	189	457	482
Provision for income taxes	86	72	175	184

Net income	$142	$117	$282	$298

Earnings per share
Basic	$0.80	$0.65	$1.59	$1.63
Diluted	0.80	0.65	1.58	1.62

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$228	$210
Trade receivables, net	412	459
Vacation ownership contract receivables, net	295	290
Inventory	495	586
Prepaid expenses	158	160
Deferred income taxes	97	101
Due from former Parent and subsidiaries	6	18
Other current assets	299	232

Total current assets	1,990	2,056

Long-term vacation ownership contract receivables, net	2,973	2,654
Non-current inventory	844	649
Property and equipment, net	1,026	1,009
Goodwill	2,750	2,723
Trademarks, net	672	620
Franchise agreements and other intangibles, net	439	416
Other non-current assets	303	332

Total assets	$10,997	$10,459

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$324	$237
Current portion of long-term debt	182	175
Accounts payable	273	380
Deferred income	737	612
Due to former Parent and subsidiaries	97	110
Accrued expenses and other current liabilities	694	666

Total current liabilities	2,307	2,180

Long-term securitized vacation ownership debt	1,760	1,844
Long-term debt	1,547	1,351
Deferred income taxes	988	927
Deferred income	247	262
Due to former Parent and subsidiaries	265	243
Other non-current liabilities	130	136

Total liabilities	7,244	6,943

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 204,608,652 in 2008 and 203,874,101 shares in 2007	2	2
Additional paid-in capital	3,676	3,652
Retained earnings	785	525
Accumulated other comprehensive income	160	194
Treasury stock, at cost—27,284,823 shares in 2008 and 26,656,804 shares in 2007	(870)	(857)

Total stockholders’ equity	3,753	3,516

Total liabilities and stockholders’ equity	$10,997	$10,459

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating Activities
Net income	$282	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	122
Provision for loan losses	314	222
Deferred income taxes	94	99
Stock-based compensation	28	18
Excess tax benefits from stock-based compensation	—	(7)
Trademark impairment	28	—
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	22	24
Vacation ownership contract receivables	(643)	(669)
Inventory	(129)	(185)
Prepaid expenses	—	9
Other current assets	(35)	3
Accounts payable, accrued expenses and other current liabilities	(55)	118
Due to former Parent and subsidiaries, net	(14)	5
Deferred income	129	28
Other, net	(12)	(11)

Net cash provided by operating activities	146	74

Investing Activities
Property and equipment additions	(133)	(135)
Net assets acquired, net of cash acquired, and acquisition-related payments	(135)	(13)
Equity investments and development advances	(13)	(46)
Proceeds from asset sales	7	26
Increase in securitization restricted cash	(12)	(25)
(Increase) decrease in escrow deposit restricted cash	(9)	10

Net cash used in investing activities	(295)	(183)

Financing Activities
Proceeds from securitized borrowings	1,645	1,754
Principal payments on securitized borrowing	(1,642)	(1,292)
Proceeds from non-securitized borrowings	1,385	957
Principal payments on non-securitized borrowings	(1,159)	(875)
Dividend to shareholders	(21)	(7)
Repurchase of common stock	(15)	(497)
Proceeds from stock option exercises	5	21
Debt issuance costs	(10)	(7)
Excess tax benefits from stock-based compensation	—	7
Other, net	(6)	1

Net cash provided by financing activities	182	62

Effect of changes in exchange rates on cash and cash equivalents	(15)	9

Net increase (decrease) in cash and cash equivalents	18	(38)
Cash and cash equivalents, beginning of period	210	269

Cash and cash equivalents, end of period	$228	$231

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2008	204	$2	$3,652	$525	$194	(27)	$(857)	$3,516
Comprehensive income
Net income	—	—	—	282	—	—	—
Currency translation adjustment, net of tax benefit of $43	—	—	—	—	(42)	—	—
Unrealized gains on cash flow hedges, net of tax of $5	—	—	—	—	8	—	—
Total comprehensive income								248
Exercise of stock options	—	—	5	—	—	—	—	5
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	22	—	—	—	—	22
Repurchases of common stock	—	—	—	—	—	—	(13)	(13)
Change in excess tax benefit on equity awards	—	—	(3)	—	—	—	—	(3)
Payment of dividends	—	—	—	(22)	—	—	—	(22)

Balance at September 30, 2008	205	$2	$3,676	$785	$160	(27)	$(870)	$3,753

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

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the three and nine months ended September 30, 2008, the Company recorded $3 million and $4 million, respectively, of net earnings from such investments in other income, net on the Consolidated Statements of Income. Such amount was $1 million for both the three and nine months ended September 30, 2007. In addition, the Company sold certain vacation ownership properties and related assets during the third quarter of 2007 that were no longer consistent with the Company’s development plans for $26 million in proceeds. The Company recorded a pre-tax gain related to such sale of $7 million in other income, net on the Consolidated Statements of Income.

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides property management services to owners of the Company’s luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Significant Accounting Policies

Vacation Ownership Transactions.  Statement of Financial Accounting Standards (“SFAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions,” (“SFAS No. 152”) together with the American Institute of Certified Public Accountants’ Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” provides guidance on revenue recognition for vacation ownership transactions, accounting and presentation for the uncollectibility of vacation ownership contract receivables, accounting for costs of sales of VOIs and related costs, accounting for operations during holding periods and other transactions associated with vacation ownership operations.

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

Goodwill and Other Intangible Assets.  The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In performing this review, the Company is required to make an assessment of fair value for its goodwill and other indefinite-lived intangible assets. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. If the estimated fair value is less than the carrying value, then the Company must write down the carrying value to the estimated fair value. As of September 30, 2008, the Company had a goodwill balance of $2,750 million, which represents 73% of the Company’s total stockholders’ equity. The Company’s total goodwill balance of $2,750 million was comprised of $307 million for the Company’s lodging segment, $1,101 million for the Company’s vacation exchange and rentals segment and $1,342 million for the Company’s vacation ownership segment. As of September 30, 2008, the carrying value of the Company’s net assets was $3.8 billion and the market value of the Company’s outstanding shares was approximately $2.8 billion. Accordingly, management performed an interim goodwill impairment test in accordance with SFAS 142 and concluded that no adjustment was required. Management has calculated the estimated fair value of the Company and each of its three reporting units using various valuation methods. Management performed a discounted cash flow analysis using updated forward looking projections of the estimated future operating results of each of the Company’s reporting units and utilizing recent market multiples of similar companies. In addition, management used the quoted market price of the Company’s equity security over the most recent sixty day period to September 30, 2008 and added a control premium that is representative of recent and proposed transactions in the hospitality sector, as well as, considering certain qualitative and quantitative macroeconomics conditions which may have impacted the Company’s quoted market price.

The goodwill impairment analysis and measurement is a process that requires significant judgment. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or amortizable intangible assets may not be fully recoverable, include a prolonged decline in stock price and market capitalization, reduced future cash flow estimates or slower growth rates in the Company’s industry. The Company could be required to record a charge to earnings in its financial statements in a future period if any impairment of its goodwill or amortizable intangible assets were deemed to have occurred, negatively impacting its results of operations and stockholders’ equity.

Allowance for Loan Losses.  In the Company’s vacation ownership segment, it provides for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on uncollectibility. The strains of the overall economy appear to be negatively impacting the portfolio borrowers, particularly those with lower credit scores, thus causing the Company to record a higher estimate of uncollectible receivables as a percentage of VOI sales financed when compared to historical performance.

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts.

Securitizations:  In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account.

Escrow Deposits:  Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete.

Changes in Accounting Policies during 2008

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of Statement No. 157” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial assets and financial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption. See Note 8—Fair Value for a further explanation of the adoption.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$142	$117	$282	$298

Basic weighted average shares outstanding	178	179	177	183
Stock options and restricted stock units	—	1	1	1

Diluted weighted average shares outstanding	178	180	178	184

Earnings per share:
Basic	$0.80	$0.65	$1.59	$1.63
Diluted	0.80	0.65	1.58	1.62

The computations of diluted earnings per share available to common stockholders do not include approximately 14 million and 11 million stock options and stock-settled stock appreciation rights (“SSARs”) for the three and nine months ended September 30, 2008, respectively, as the effect of their inclusion would have been anti-dilutive to EPS. Such amount was approximately 15 million stock options and SSARs during both the three and nine months ended September 30, 2007.

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

On July 24, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable September 11, 2008 to shareholders of record as of August 28, 2008. On September 11, 2008, the Company paid cash dividends of $0.04 per share ($7 million).

3.	Acquisitions

Assets acquired and liabilities assumed in business combination were recorded on the Consolidated Balance Sheet as of the acquisition date based upon their estimated fair values at such date. The results of operations of the business acquired by the Company have been included in the Consolidated Statement of Income since its date of acquisition. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. The allocation of the excess purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocation may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. Although the Company has substantially integrated the operations of its acquired business, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Balance Sheet as adjustments to the purchase price or on the Consolidated Statement of Income as expenses, as appropriate.

U.S. Franchise Systems, Inc.  On July 18, 2008, the Company completed the acquisition of U.S. Franchise Systems, Inc. and its Microtel Inns & Suites (“Microtel”) hotel brand, a chain of economy hotels, and Hawthorn Suites (“Hawthorn”) hotel brand, a chain of extended-stay hotels, from a subsidiary of Global Hyatt Corporation (collectively “USFS”). Management believes that this acquisition solidifies the Company’s presence in the growing economy lodging segment and represents the Company’s entry into the all-suites, extended stay market. The preliminary allocation of the purchase price is summarized as follows:

Amount

Cash consideration	$131
Transaction costs and expenses	4

Total purchase price	135
Less: Historical value of assets acquired in excess of liabilities assumed	57
Less: Fair value adjustments	16

Excess purchase price over fair value of assets acquired and liabilities assumed	$62

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of USFS:

Amount

Trade receivables	$5
Other current assets	2
Trademarks (a)	83
Franchise agreements (b)	34
Goodwill	62

Total assets acquired	186

Total current liabilities	(6)
Non-current deferred income taxes	(45)

Total liabilities assumed	(51)

Net assets acquired	$135

(a)	Represents indefinite-lived Microtel and Hawthorn trademarks.

(b)	Represents franchise agreements with a weighted average life of 20 years.

The goodwill, none of which is expected to be deductible for tax purposes, was assigned to the Company’s Lodging segment. This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$2,750			$2,723

Trademarks	$671			$620

Amortized Intangible Assets:
Franchise agreements	$646	$273	$373	$597	$257	$340
Trademarks	3	2	1	—	—	—
Other	92	26	66	99	23	76

	$741	$301	$440	$696	$280	$416

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

See Note 1—Basis of Presentation for further information regarding the Company’s valuation of its goodwill and other intangible assets.

The changes in the carrying amount of goodwill are as follows:

			Adjustments
		Goodwill	to Goodwill	Foreign
	Balance at	Acquired	Acquired	Exchange		Balance at
	January 1,	during	during	and		September 30,
	2008	2008	2007	Other		2008

Lodging	$245	$62	$—	$—		$307
Vacation Exchange and Rentals	1,136	—	—	(35	)(*)	1,101
Vacation Ownership	1,342	—	—	—		1,342

Total Company	$2,723	$62	$—	$(35)		$2,750

(*)	Primarily relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Franchise agreements	$7	$4	$16	$14
Trademarks	1	—	2	—
Other	1	3	5	6

Total (*)	$9	$7	$23	$20

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2008, the Company expects related amortization expense as follows:

Amount

Remainder of 2008	$8
2009	28
2010	27
2011	27
2012	26
2013	24

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30,	December 31,
	2008	2007

Current vacation ownership contract receivables:
Securitized	$246	$248
Other	82	73

	328	321
Less: Allowance for loan losses	(33)	(31)

Current vacation ownership contract receivables, net	$295	$290

Long-term vacation ownership contract receivables:
Securitized	$2,333	$2,218
Other	973	725

	3,306	2,943
Less: Allowance for loan losses	(333)	(289)

Long-term vacation ownership contract receivables, net	$2,973	$2,654

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the nine months ended September 30, 2008 and 2007, the Company originated vacation ownership contract receivables of $1,259 million and $1,234 million, respectively, and received principal collections of $616 million and $565 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.7% and 12.5% as of September 30, 2008 and December 31, 2007, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2008	$(320)
Provision for loan losses	(314)
Contract receivables written-off	268

Allowance for loan losses as of September 30, 2008	$(366)

In accordance with SFAS No. 152, the Company recorded the provision for loan losses of $119 million and $314 million as a reduction of net revenues during the three and nine months ended September 30, 2008, respectively, and $86 million and $222 million during the three and nine months ended September 30, 2007, respectively.

6.	Inventory

Inventory consisted of:

	September 30,	December 31,
	2008	2007

Land held for VOI development	$155	$170
VOI construction in process	539	562
Completed inventory and vacation credits (*)	645	503

Total inventory	1,339	1,235
Less: Current portion	495	586

Non-current inventory	$844	$649

(*)	Includes estimated recoveries of $148 million and $128 million at September 30, 2008 and December 31, 2007, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	September 30,	December 31,
	2008	2007

Securitized vacation ownership debt:
Term notes	$1,437	$1,435
Bank conduit facility (a)	647	646

Total securitized vacation ownership debt	2,084	2,081
Less: Current portion of securitized vacation ownership debt	324	237

Long-term securitized vacation ownership debt	$1,760	$1,844

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	305	97
Vacation ownership bank borrowings (d)	172	164
Vacation rentals capital leases	143	154
Other	12	14

Total long-term debt	1,729	1,526
Less: Current portion of long-term debt	182	175

Long-term debt	$1,547	$1,351

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,200 million which no longer operates as a revolving facility as of October 29, 2008 (see Note 16—Subsequent Events for more information related to this facility). The capacity is subject to the Company’s ability to provide additional assets to collateralize the facility (see below).
(b)	The balance at September 30, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of September 30, 2008, the Company had $60 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $535 million.
(d)	Represents a 364-day secured revolving credit facility which was renewed in June 2008 (expires in June 2009) and upsized from AUD $225 million to AUD $263 million.

On May 1, 2008, the Company closed a series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 7.9% and are secured by vacation ownership contract receivables.

On June 26, 2008, the Company closed an additional series of term notes payable, Sierra Timeshare 2008-2 Receivables Funding, LLC, in the initial principal amount of $450 million. These borrowings bear interest at a weighted average rate of 7.2% and are secured by vacation ownership contract receivables.

The Company’s outstanding debt as of September 30, 2008 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt (*)	Debt	Total

Within 1 year	$324	$182	$506
Between 1 and 2 years	295	10	305
Between 2 and 3 years	539	626	1,165
Between 3 and 4 years	169	11	180
Between 4 and 5 years	184	11	195
Thereafter	573	889	1,462

	$2,084	$1,729	$3,813

(*)	See Note 16—Subsequent Events for further information about the Company’s new bank conduit facility.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility, unsecured term loan and vacation ownership bank borrowings include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities may include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted the Company’s separation (the “Separation”) from Cendant Corporation (“Cendant” or “former Parent”)).

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

As of September 30, 2008, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s non-recourse, securitized note borrowings contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of September 30, 2008, all of the Company’s securitized pools were in compliance with applicable triggers.

As of September 30, 2008, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,437	$1,437	$—
Bank conduit facility	1,200	647	553

Total securitized vacation ownership debt (a)	$2,637	$2,084	$553

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	305	595
Vacation ownership bank borrowings (c)	208	172	36
Vacation rentals capital leases (d)	143	143	—
Other	12	12	—

Total long-term debt	$2,360	$1,729	631

Less: Issuance of letters of credit (b)			60

			$571

(a)	These outstanding borrowings are collateralized by $2,721 million of underlying vacation ownership contract receivables and related assets. The capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. See Note 16—Subsequent Events for more information related to this facility.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of September 30, 2008, the available capacity of $595 million was further reduced by $60 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $217 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

Cash paid related to consumer financing interest expense was $80 million and $68 million during the nine months ended September 30, 2008 and 2007, respectively.

Interest expense incurred in connection with the Company’s other debt was $26 million and $74 million during the three and nine months ended September 30, 2008, respectively, and $26 million and $73 million during the three and nine months ended September 30, 2007, respectively, and is recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $63 million and $56 million during the nine months ended September 30, 2008 and 2007, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $5 million and $15 million during the three and nine months ended September 30, 2008, respectively, and $6 million and $18 million during the three and nine months ended September 30, 2007, respectively.

8.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable.

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	September 30,	Inputs	Inputs
	2008	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$12	$12	$—
Securities available-for-sale (b)	5	—	5

Total assets	$17	$12	$5

Liabilities:
Derivative instruments (c)	$44	$44	$—

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.
(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments are primarily pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts. For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Securities
Available-For-
Sale

Balance at January 1, 2008	$5
Balance at September 30, 2008	5

9.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $20 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Consolidated Balance Sheet at January 1, 2007. During the nine months ended September 30, 2008, the Company’s liability for unrecognized tax benefits increased by $1 million. The amount of the unrecognized tax benefits in the long-term income tax payable was $22 million and $21 million at September 30, 2008 and December 31, 2007, respectively.

The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company recognized less than $1 million and $1 million in interest and penalties during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, such amounts were also less than $1 million and $1 million, respectively.

The Company made cash income tax payments, net of refunds, of $65 million and $66 million during the nine months ended September 30, 2008 and 2007, respectively. Such payments exclude income tax related payments made to former Parent.

10.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to: (i) for the Company’s vacation ownership business, alleged failure to perform duties arising under management agreements, and claims for construction defects and inadequate maintenance (which are made by property owners’ associations from time to time); and (ii) for the Company’s vacation exchange and rentals business, breach of contract claims by both affiliates and members in connection with their respective agreements and bad faith and consumer protection claims asserted by members. See Part II, Item 1, “Legal Proceedings” for a description of claims and legal actions arising in the ordinary course of the Company’s business. See also Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with reserves of $30 million at September 30, 2008. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the

Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

11.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2008, net of tax of $47	$217	$(26)	$3	$194
Current period change	(42)	8	—	(34)

Balance, September 30, 2008, net of tax of $9	$175	$(18)	$3	$160

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, a maximum of 43.5 million shares of common stock may be awarded. As of September 30, 2008, 21.5 million shares remained available.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of September 30, 2008, there were no converted RSUs outstanding.

The activity related to the converted stock options for the nine months ended September 30, 2008 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2008	13.6	$36.71
Exercised (a)	(0.2)	20.01
Canceled	(1.5)	51.94

Balance at September 30, 2008 (b)	11.9	35.17

(a)	Stock options exercised during the nine months ended September 30, 2008 and 2007 had an intrinsic value of $600,000 and $20 million, respectively.
(b)	As of September 30, 2008, the Company had zero outstanding “in the money” stock options and, as such, the intrinsic value was zero. All 11.9 million options were exercisable as of September 30, 2008. Options outstanding and exercisable as of September 30, 2008 have a weighted average remaining contractual life of 1.9 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of September 30, 2008:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.5	$19.76
$20.00 – $29.99	1.1	26.44
$30.00 – $39.99	3.4	37.49
$40.00 & above	4.9	43.40

Total Options	11.9	35.17

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2008 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2008	2.6		$34.09	0.9		$34.27
Granted	2.4	(b)	22.21	0.8	(b)	22.30
Vested/exercised	(0.7)		33.79	—		—
Canceled	(0.3)		29.51	—		—

Balance at September 30, 2008 (a)	4.0	(c)	27.35	1.7	(d)	28.51

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $100 million as of September 30, 2008 which is expected to be recognized over a weighted average period of 2.8 years.
(b)	Primarily represents awards granted by the Company on February 29, 2008.
(c)	Approximately 3.6 million RSUs outstanding at September 30, 2008 are expected to vest over time.
(d)	Approximately 400,000 of the approximately 1.7 million SSARs are exercisable at September 30, 2008. The Company assumes that 1.6 million unvested SSARs are expected to vest over time. SSARs outstanding at September 30, 2008 had no intrinsic value and have a weighted average remaining contractual life of 5.6 years.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $11 million and $28 million during the three and nine months ended September 30, 2008, respectively, and $7 million and $18 million during the three and nine months ended September 30, 2007, respectively, related to the incentive equity awards granted by the Company. During the three and nine months ended September 30, 2008, the Company recognized $4 million and $11 million, respectively, of tax benefit for stock-based compensation arrangements on the Consolidated Statements of Income. Such amounts were $3 million and $7 million during the three and nine months ended September 30, 2007, respectively.

13.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), interest income and income taxes, each of which is presented on the Company’s Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2008		2007
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA (c)

Lodging	$213	$72	$211	$70
Vacation Exchange and Rentals	354	105	336	103
Vacation Ownership	661	128	671	116

Total Reportable Segments	1,228	305	1,218	289
Corporate and Other (a)(b)	(2)	(11)	(2)	(41)

Total Company	$1,226	$294	$1,216	$248

(a)	Includes the elimination of transactions between segments.
(b)	Includes $1 million and $25 million of net expense, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets and $10 million and $14 million, respectively, of corporate costs during the three months ended September 30, 2008 and 2007.
(c)	Includes (i) restructuring costs of $4 million and $2 million for Lodging and Vacation Exchange and Rentals, respectively, during the three months ended September 30, 2008 and (ii) separation and related costs of $1 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the three months ended September 30, 2007.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	September 30,
	2008	2007

EBITDA	$294	$248
Depreciation and amortization	47	43
Interest expense (excluding consumer financing interest)	21	20
Interest income	(2)	(4)

Income before income taxes	$228	$189

	Nine Months Ended September 30,
	2008			2007
	Net			Net
	Revenues	EBITDA (d)		Revenues	EBITDA (d)

Lodging	$583	$179		$549	$174
Vacation Exchange and Rentals	1,009	252		937	237
Vacation Ownership	1,786	248	(c)	1,849	279

Total Reportable Segments	3,378	679		3,335	690
Corporate and Other (a)(b)	(8)	(34)		(7)	(40)

Total Company	$3,370	$645		$3,328	$650

(a)	Includes the elimination of transactions between segments.
(b)	Includes $4 million and $5 million of a net benefit, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets and $38 million of corporate costs during both the nine months ended September 30, 2008 and 2007.
(c)	Includes an impairment charge of $28 million due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand.
(d)	Includes (i) restructuring costs of $4 million and $2 million for Lodging and Vacation Exchange and Rentals, respectively, during the nine months ended September 30, 2008 and (ii) separation and related costs of $9 million and $7 million for Vacation Ownership and Corporate and Other, respectively, during the nine months ended September 30, 2007.

The reconciliation of EBITDA to income before income taxes is noted below:

	Nine Months Ended
	September 30,
	2008	2007

EBITDA	$645	$650
Depreciation and amortization	137	122
Interest expense (excluding consumer financing interest)	59	55
Interest income	(8)	(9)

Income before income taxes	$457	$482

14.	Restructuring Costs

During the third quarter of 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, the Company recorded $6 million of restructuring costs during the third quarter of 2008, of which $5 million is expected to be paid in cash. As of September 30, 2008, $1 million had been paid; the remaining balance is expected to be substantially paid by December 31, 2008.

Total restructuring costs by segment are as follows:

	Personnel	Contract
	Related (a)	Termination (b)	Total

Lodging	$4	$—	$4
Vacation Exchange & Rentals	1	1	2

Total	$5	$1	$6

(a)	Represents severance benefits resulting from reductions in staff. The Company formally communicated the termination of employment to 63 employees, representing a wide range of employee groups. As of September 30, 2008, the Company had terminated substantially all of these employees.
(b)	Primarily represents costs incurred in connection with the termination of an outsourcing agreement at the Company’s vacation exchange and rentals business.

The activity related to the restructuring costs is summarized by category as follows:

				Liability as of
	Opening	Costs		September 30,
	Balance	Recognized	Cash Payments	2008

Personnel Related	$—	$5	$(1)	$4
Contract Termination	—	1	—	1

	$—	$6	$(1)	$5

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $359 million and $349 million at September 30, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’

obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration of September 2013, subject to renewal and certain provisions. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

The $359 million of Separation related liabilities is comprised of $36 million for litigation matters, $268 million for tax liabilities, $34 million for liabilities of previously sold businesses of Cendant, $14 million for other contingent and corporate liabilities and $7 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $5 million of the $7 million pertain to litigation liabilities). In connection with these liabilities, $97 million are recorded in current due to former Parent and subsidiaries and $265 million are recorded in long-term due to former Parent and subsidiaries at September 30, 2008 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $7 million relating to the FIN 45 guarantees is recorded in other current liabilities at September 30, 2008 on the Consolidated Balance Sheet. In addition, at September 30, 2008, the Company has $6 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which the Company issued guarantees. See Management’s Discussion and Analysis—Contractual Obligations for the timing of payment related to these liabilities.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is, was or may be named as the defendant. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits until all of the lawsuits are resolved. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of Separation. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which the Company retains a 37.5% indemnification obligation. The Company maintained a contingent litigation accrual for this matter of $39 million as of September 30, 2008.

•	Contingent tax liabilities The Company is liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, the Company recorded a gross up of its contingent tax liability and a corresponding deferred tax asset of $29 million as of September 30, 2008. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

        Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. For the three and nine months ended September 30, 2008, the Company recorded less than $1 million and $1 million, respectively, of expenses in the Consolidated Statements of Income related to these agreements. For the three and nine months ended September 30, 2007, the Company recorded $2 million and $11 million, respectively, of expenses in the Consolidated Statements of Income related to these agreements.

        Separation and Related Costs

During the three and nine months ended September 30, 2007, the Company incurred costs of $3 million and $16 million, respectively, in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses.

16.	Subsequent Events

        Dividend Declaration

On October 23, 2008, the Company’s Board of Directors declared a dividend of $0.04 per share payable December 11, 2008 to shareholders of record as of November 26, 2008.

        Securitized Conduit Facility

On November 10, 2008, the Company closed on a 364-day, $943 million, non-recourse, securitized vacation ownership bank conduit facility with a term through November 2009. This facility bears interest at variable commercial paper rates plus a spread. The $943 million facility with an advance rate for new borrowings of approximately 50% represents a decrease from the $1.2 billion capacity of the Company’s prior conduit facility with an advance rate of approximately 80%. In conjunction with closing the new conduit facility, the Company drew approximately $215 million on its revolving credit facility to bring the Company’s prior conduit facility in line with the lower advance rate. At the time of closing on November 10, 2008, the new $943 million bank conduit facility had available capacity of approximately $550 million. The prior conduit facility ceased operating as a revolving facility as of October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately three years.

        Restructuring Costs

In addition to the restructuring plan discussed in Note 14—Restructuring Costs, the Company’s vacation ownership business is refocusing its sales and marketing efforts on consumers with higher credit quality and, consequently, will decrease the level of timeshare development and enhance the cash flow from the business unit. Such realignment will include the elimination of certain positions, the termination of leases of certain sales offices and the write-off of related assets from such offices. The Company’s strategic realignment of its vacation exchange and rentals business streamlines exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. The Company estimates restructuring costs, including the termination of approximately 1,000 employees, of approximately $25 to $30 million during the fourth quarter of 2008 and approximately $5 to $10 million during the first quarter of 2009. These amounts are preliminary estimates and subject to change.

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

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides property management services to owners of our luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests, or VOIs, and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

As compared to previous filings, we broke out current and prior period consumer financing interest expense amounts from operating expenses in order to provide more transparency.

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended September 30, 2008 and 2007. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2008	2007	% Change

Lodging (a)
Number of rooms (b)	583,400	540,900	8
RevPAR (c)	$41.93	$43.10	(3)
Royalty, marketing and reservation revenues (in 000s) (d)	$145,502	$146,290	(1)
Vacation Exchange and Rentals
Average number of members (000s) (e)	3,673	3,538	4
Annual dues and exchange revenues per member (f)	$124.51	$131.38	(5)
Vacation rental transactions (in 000s) (g)	360	360	—
Average net price per vacation rental (h)	$553.69	$506.78	9
Vacation Ownership
Gross VOI sales (in 000s) (i)	$566,000	$552,000	3
Tours (j)	334,000	332,000	1
Volume Per Guest (“VPG”) (k)	$1,550	$1,545	—

(a)	Includes Microtel Inns & Suites and Hawthorn Suites hotel brands, which were acquired on July 18, 2008. Therefore, the operating statistics for 2008 are not presented on a comparable basis to the 2007 operating statistics. On a comparable basis (excluding the Microtel Inns & Suites and Hawthorn Suites hotel brands from the 2008 amounts), the number of rooms would have increased 2% and RevPAR would have declined 3%.

(b)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2008 and 2007 include 4,367 and 7,475 affiliated rooms, respectively.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(d)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each hotel. Royalty revenue is generally a fee charged to each franchised or managed hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period.

(g)	Represents the gross number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(h)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, such increase was 5%.

(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

Our consolidated results are as follows:

	Three Months Ended September 30,
	2008	2007	Change

Net revenues	$1,226	$1,216	$10
Expenses	984	1,019	(35)

Operating income	242	197	45
Other income, net	(5)	(8)	3
Interest expense	21	20	1
Interest income	(2)	(4)	2

Income before income taxes	228	189	39
Provision for income taxes	86	72	14

Net income	$142	$117	$25

During the third quarter of 2008, our net revenues increased $10 million (1%) principally due to (i) an $18 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (ii) a $17 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements, and the conversion of one of our Landal parks from franchised to managed; (iii) a $14 million increase in gross sales of VOIs at our vacation ownership businesses primarily due to higher tour flow and increased upgrades; (iv) $9 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and (v) a $2 million increase in net revenues in our lodging business due to incremental revenues contributed from the acquisition of USFS, higher international royalty, marketing and reservation revenues, increased revenue generated by our Wyndham Rewards loyalty program, partially offset by a decline in domestic royalty, marketing and reservation revenues. Such increases were partially offset by (i) a $33 million increase in our provision for loan losses at our vacation ownership business; (ii) an $11 million decrease in ancillary revenues at our vacation ownership business associated with the usage of bonus points/credits which are provided as purchase incentives on VOI sales; (iii) a net decrease of $2 million in deferred revenue under the percentage-of-completion method of accounting at our vacation ownership business; and (iv) a $2 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, partially offset by growth in the average number of members. The total net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $8 million.

Total expenses decreased $35 million (3%) principally reflecting (i) a $24 million decrease in net expenses related to the resolution of and adjustment to certain contingent liabilities and assets; (ii) $20 million of decreased costs at our vacation ownership business primarily related to lower maintenance fees on unsold inventory, a benefit from our trial membership marketing program and decreased sales incentives awarded to owners; (iii) $15 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above; (iv) $4 million of lower corporate costs primarily related to currency translation adjustments and legal fees associated with the resolution of certain contingent liabilities; (v) the absence of $4 million of severance related expenses recorded at our vacation exchange and rentals business during the third quarter of 2007; (vi) $4 million in cost savings from overhead reductions at our vacation exchange and rentals business; (vii) $3 million of decreased costs related to our separation from Cendant (the “Separation”); (viii) $3 million of savings from cost containment initiatives at our lodging business; and (ix) $3 million of lower employee related expenses at our vacation ownership business. These decreases were partially offset by (i) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $10 million; (ii) a $9 million increase in costs related to property management services in our vacation ownership business, as discussed above; (iii) a $7 million increase in operating and administrative expenses at our vacation exchange and rentals business primarily related to increased resort services expenses resulting from the conversion of one of our Landal parks from franchised to managed and incremental volume-related expenses primarily due to favorability at our Landal and Novasol brands; (iv) the recognition of $6 million of costs at our lodging and vacation exchange and rentals businesses due to organizational realignment (see Restructuring Plan for more details); (v) $5 million of increased consumer financing interest expense; (vi) a $5 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our vacation exchange and rentals and vacation ownership businesses; (vii) a $4 million increase in expenses at our lodging business as a result of our acquisition of USFS; and (viii) a $4 million increase in depreciation and amortization primarily reflecting increased capital investments over the past two years.

Other income, net decreased $3 million due to the absence of a pre-tax gain recorded during the third quarter of 2007 on the sale of certain vacation ownership properties and related assets, partially offset by higher net earnings primarily from equity investments and income primarily associated with the sale of a non-strategic asset at our lodging business. Such amounts are included within our segment EBITDA results. Interest expense increased $1 million compared to the third quarter of 2007 as a result of lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $2 million in the third quarter of 2008 compared with the third quarter of 2007 due to decreased interest income earned on invested cash balances as a result of a decrease in cash available for investment. Our effective tax rate remained unchanged at 38% during the third quarter of 2008 as compared to the third quarter of 2007. We cannot estimate the effect of legacy matters for the remainder of 2008. Excluding the tax impact on such matters, we expect our effective tax rate will approximate 38%.

As a result of these items, our net income increased $25 million (21%) as compared to the third quarter of 2007.

Following is a discussion of the results of each of our reportable segments during the third quarter:

	Net Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change

Lodging	$213	$211	1	$72	$70	3
Vacation Exchange and Rentals	354	336	5	105	103	2
Vacation Ownership	661	671	(1)	128	116	10

Total Reportable Segments	1,228	1,218	1	305	289	6
Corporate and Other (a)	(2)	(2)	*	(11)	(41)	*

Total Company	$1,226	$1,216	1	294	248	19

Less: Depreciation and amortization				47	43
Interest expense (excluding consumer financing interest)				21	20
Interest income				(2)	(4)

Income before income taxes				$228	$189

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Other Income, Net

During the three months ended September 30, 2008, other income, net decreased $3 million due to the absence of a $7 million pre-tax gain recorded during the third quarter of 2007 on the sale of certain vacation ownership properties and related assets, as discussed above. Such decrease was offset by (i) $2 million of higher net earnings primarily from equity investments and (ii) $2 million of income associated with the sale of a non-strategic asset at our lodging business. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $1 million in the third quarter of 2008 compared with the third quarter of 2007 as a result of lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $2 million in the third quarter of 2008 compared with the third quarter of 2007 due to decreased interest income earned on invested cash balances as a result of a decrease in cash available for investment.

Lodging

Net revenues and EBITDA increased $2 million (1%) and $2 million (3%), respectively, during the third quarter of 2008 compared to the third quarter of 2007 primarily reflecting the July 2008 acquisition of USFS, higher international royalty, marketing and reservation revenues and increased revenue generated by our Wyndham Rewards loyalty program, partially offset by lower domestic royalty, marketing and reservation revenues. Such net revenues increase was partially offset in EBITDA by increased expenses, primarily related to the USFS acquisition and organizational realignment initiatives.

The acquisition of USFS contributed incremental net revenues and EBITDA of $6 million and $2 million, respectively. Apart from this acquisition, the increase in net revenues includes (i) $3 million of incremental international royalty, marketing and reservation revenues resulting from a 16% increase in international rooms, partially offset by an international RevPAR decrease of 2%, or 1% excluding the impact of foreign exchange movements, and (ii) $3 million of incremental revenue generated by our Wyndham Rewards loyalty program primarily due to increased member stays. These fees were partially offset by a decrease of $10 million in domestic royalty, marketing and reservation revenues due to a domestic RevPAR decline of 5% (4% including USFS) and incremental development advance note amortization, which is recorded net within revenues. The domestic RevPAR decline was principally driven by an overall decline in industry occupancy levels, while the international RevPAR decline was principally due to decline in occupancy levels, partially offset by price increases.

EBITDA further reflects (i) $3 million of savings from cost containment initiatives, (ii) a net decrease of $2 million in marketing expenses primarily due to the timing of our marketing spend, partially offset by increased costs associated with our Wyndham Rewards loyalty program and (iii) $2 million of income associated with the sale of a non-strategic asset. Such amounts were partially offset by $4 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

As of September 30, 2008, we had 6,970 properties and approximately 583,400 rooms in our system. Additionally, our hotel development pipeline included approximately 990 hotels and approximately 111,200 rooms, of which 41% were international and 51% were new construction as of September 30, 2008.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $18 million (5%) and $2 million (2%), respectively, during the third quarter of 2008 compared with the third quarter of 2007. The increase in net revenues primarily reflects a $17 million increase in net revenues from rental transactions and related services and a $3 million increase in ancillary revenues, partially offset by a $2 million decline in annual dues and exchange revenues. Net revenue and expense increases compared to the third quarter of 2007 include $8 million and $10 million, respectively, of currency translation impact from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $17 million (9%) during the third quarter of 2008 compared with the third quarter of 2007. Excluding the favorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $9 million (5%) driven by (i) the conversion of one of our Landal parks from franchised to managed, which contributed an incremental $6 million to revenues, and (ii) a 1% increase in the average net price per rental. Rental transaction volume was flat during the third quarter of 2008 compared to the third quarter of 2007 driven by favorability at our Landal and Novasol brands, offset by lower rental volume at our other European cottage businesses and lower overall member rentals. Both our Landal and Novasol brands benefited from enhanced marketing programs initiated to support an expansion strategy. We believe the decrease in member rentals was a result of customers altering their vacation decisions primarily due to the downturn in worldwide economies. The 1% increase in average net price per rental was primarily a result of a more favorable pricing mix driven by our Landal and Novasol brands.

Annual dues and exchange revenues decreased $2 million (2%) during the third quarter of 2008 compared with the third quarter of 2007 driven by a 5% decline in revenue generated per member, partially offset by a 4% increase in the average number of members. Foreign exchange movements had a minimal impact on annual dues and exchange revenues. The decrease in revenue generated per member was driven by lower exchange transactions per member, partially offset by the impact of favorable exchange transaction pricing. We believe that lower exchange transactions reflect: (i) recent heightened economic uncertainty and (ii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. Ancillary revenues increased $3 million during the third quarter of 2008 from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliated resorts.

EBITDA further reflects an increase in expenses of $16 million (7%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $10 million, (ii) $5 million of increased resort services expenses as a result of the conversion of one of our Landal parks from franchised to managed, as discussed above, (iii) $5 million of incremental marketing expenses incurred to support product and geographic expansion, (iv) a $2 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume at our Landal business, as discussed above, and increased staffing costs to support member growth and (v) $2 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details). Such increases were partially offset by (i) the absence of $4 million of severance related expenses recorded during the third quarter of 2007 and (ii) $4 million in cost savings from overhead reductions.

Vacation Ownership

Net revenues decreased $10 million (1%) and EBITDA increased $12 million (10%) during the third quarter of 2008 compared with the third quarter of 2007. The operating results reflect growth in consumer finance income, gross VOI sales and property management fees, as well as lower cost of sales and operating and administrative expenses. Such growth was primarily offset by a higher provision for loan losses and increased costs related to property management services.

Gross sales of VOIs at our vacation ownership business increased $14 million (3%) during the third quarter of 2008, driven principally by a 1% increase in tour flow, an increase of less than 1% in VPG and increased upgrades. Tour flow was positively impacted by the opening of new sales locations and the continued growth of our in-house sales programs, albeit slower than during the third quarter of 2007 due to the impact of negative economic conditions faced during the third quarter of 2008. VPG was impacted by higher pricing, partially offset by a decrease in sales to new customers. Upgrades were positively impacted by an increased owner base and higher pricing. Net revenues were also favorably impacted by $9 million of incremental property management fees primarily as a result of growth in the number of units under management. Such revenue increases were more than offset by (i) an increase of $33 million in our provision for loan losses during the third quarter of 2008 as compared to the third quarter of 2007 primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed and (ii) an $11 million decrease in ancillary revenues associated with the usage of bonus points/credits which are provided as purchase incentives on VOI sales. The trend of increased provision for loan losses has continued since the fourth quarter of 2007 as the strains of the overall economy appear to be negatively impacting the portfolio borrowers, particularly those with lower credit scores. While the continued impact of the economy is uncertain, we are taking measures that, over time, should leave us with a smaller portfolio that has a stronger credit profile. See Critical Accounting Policies for more information regarding our allowance for loan losses.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. Our sales mix during the third quarter of 2008 included higher sales generated from vacation resorts where construction was still in progress resulting in deferred revenue under the percentage-of-completion method of accounting of $2 million during the third quarter of 2008 compared to the recognition of $1 million of previously deferred revenue during the third quarter of 2007. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $2 million (after deducting the related provision for loan losses) and $1 million, respectively, as a result of the net increase in deferred revenue under the percentage-of-completion method of accounting. We anticipate continued sales generated from vacation resorts where construction is still in progress. However, these deferred revenues will be partially offset by the recognition of previously deferred revenues as construction of these resorts progresses.

Net revenues and EBITDA comparisons were favorably impacted by $18 million and $13 million, respectively, during the third quarter of 2008 due to net interest income of $77 million earned on contract receivables during the third quarter of 2008 as compared to $64 million during the third quarter of 2007. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during the third quarter of 2008. We incurred interest expense of $34 million on our securitized debt at a weighted average rate of 5.55% during the third quarter of 2008 compared to $29 million at a weighted average rate of 5.45% during the third quarter of 2007. Our net interest income margin during the third quarter of 2008 was 69%, unchanged as compared to the same period in 2007 due to a decline in the percentage of receivables securitized, offset by increased securitizations completed after September 30, 2007.

EBITDA was also positively impacted by $33 million (6%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $15 million of decreased cost of sales principally due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, (ii) $8 million of reduced costs associated with maintenance fees on unsold inventory, (iii) $6 million of decreased costs related to sales incentives awarded to owners, (iv) $6 million of decreased costs related to a benefit from our trial membership marketing program and (v) $3 million of lower employee related expenses. Such decreases were partially offset by (i) $9 million of increased costs related to the property management services, as discussed above, and (ii) $2 million of incremental marketing expenses to support sales efforts. In addition, EBITDA was negatively impacted by the absence of a $7 million pre-tax gain on the sale of certain vacation ownership properties during the third quarter of 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Consolidated Statement of Income.

In response to the current credit environment, we are reducing our sales pace by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality (see Restructuring Plan). We estimate that such reduction may result in a 15% decrease in gross VOI sales from 2008 to 2009. We currently expect our EBITDA from 2008 to 2009 to be relatively flat as we expect cost containment initiatives to primarily offset the decline in gross VOI sales.

Corporate and Other

Corporate and Other expenses decreased $30 million during the third quarter of 2008 compared with the third quarter of 2007. Such decrease includes (i) a $24 million decrease in net expense related to the resolution of and adjustment to certain contingent liabilities and assets, (ii) $4 million of decreased corporate costs incurred during the third quarter of 2008 primarily related to currency translation adjustments and legal fees associated with the resolution of certain contingent liabilities and (iii) the absence of $2 million of separation and related costs recorded during the third quarter of 2007 primarily relating to consulting and legal services.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

Our consolidated results are as follows:

	Nine Months Ended September 30,
	2008	2007	Change

Net revenues	$3,370	$3,328	$42
Expenses	2,871	2,808	63

Operating income	499	520	(21)
Other income, net	(9)	(8)	(1)
Interest expense	59	55	4
Interest income	(8)	(9)	1

Income before income taxes	457	482	(25)
Provision for income taxes	175	184	(9)

Net income	$282	$298	$(16)

During the nine months ended September 30, 2008, our net revenues increased $42 million (1%) principally due to (i) a $54 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements, and the conversion of two of our Landal parks from franchised to managed; (ii) a $53 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iii) a $51 million increase in gross sales of VOIs at our vacation ownership businesses due to higher tour flow, an increase in VPG and increased upgrades; (iv) a $34 million increase in net revenues in our lodging business due to incremental property management reimbursable revenues, higher international royalty, marketing and reservation revenues, increased revenue generated by our Wyndham Rewards loyalty program, incremental revenues contributed from the acquisition of USFS and higher ancillary revenues, partially offset by a decline in domestic royalty, marketing and reservation revenues; (v) $25 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (vi) a $10 million increase in ancillary revenues at our vacation exchange and rentals business; and (vii) $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues in our vacation exchange and rentals business. Such increases were partially offset by (i) a $102 million increase in our provision for loan losses at our vacation ownership business and (ii) a net increase of $79 million in deferred revenue under the percentage-of-completion method of accounting at our vacation ownership business. The total net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $38 million.

Total expenses increased $63 million (2%) principally reflecting (i) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $37 million; (ii) a $34 million increase in operating and administrative expenses at our vacation ownership business primarily related to increased costs related to property management services and increased staffing and sales overhead costs due to growth; (iii) a $31 million increase in marketing and reservation expenses primarily resulting from increased marketing initiatives across our vacation ownership and lodging businesses; (iv) a $28 million impairment charge recorded at our vacation ownership business due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; (v) a $26 million increase in operating and administrative expenses at our vacation exchange and rentals business primarily related to increased resort services expenses resulting from the conversion of two of our Landal parks from franchised to managed and increased volume-related expenses due to growth; (vi) a $22 million increase in operating and administrative expenses at our lodging business primarily related to increased payroll costs paid on behalf of and for which we are reimbursed by the property owners, increased expenses related to ancillary services provided to franchisees and increased expenses resulting from the USFS acquisition, partially offset by savings from cost containment initiatives; (vii) $16 million of increased consumer financing interest expense; (viii) a $15 million increase in depreciation and amortization primarily reflecting increased capital investments over the past two years; and (ix) the recognition of $6 million of costs at our lodging and vacation exchange and rentals businesses relating to organizational realignment initiatives (see Restructuring Plan for more details). These increases were partially offset by (i) $50 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above; (ii) $38 million of increased deferred expenses related to the net increase in deferred revenue at our vacation ownership business, as discussed above; (iii) $33 million of decreased costs at our vacation ownership business primarily related to a benefit from our trial membership marketing program, lower maintenance fees on unsold inventory and decreased sales incentives awarded to owners; (iv) $16 million of decreased costs related to our Separation; (v) the absence of $8 million of severance related expenses recorded at our vacation exchange and rentals business during the nine months ended September 30, 2007; and (vi) $8 million in cost savings from overhead reductions at our vacation exchange and rentals business.

Other income, net increased $1 million due to (i) higher net earnings primarily from equity investments, (ii) income associated with the extinguishment of an obligation relating to an ancillary credit card marketing program and (iii) income associated with the sale of certain assets. Such increases were partially offset by the absence of a pre-tax gain recorded during the third quarter of 2007 on the sale of certain vacation ownership properties and related assets. Interest expense increased $4 million during the nine months ended September 30, 2008 compared with the same period during 2007 as a result of (i) lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) higher interest paid on our long-term debt facilities. Interest income decreased $1 million during the nine months September 30, 2008 compared with the same period during 2007 due to decreased interest income earned on invested cash balances as a result of a decrease in cash available for investment. Our effective tax rate remained unchanged at 38% during the nine months ended September 30, 2008 as compared to the same period during 2007. We cannot estimate the effect of legacy matters for the remainder of 2008. Excluding the tax impact on such matters, we expect our effective tax rate will approximate 38%.

As a result of these items, our net income decreased $16 million (5%) as compared to the nine months ended September 30, 2007.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30, 2008:

	Net Revenues			EBITDA
	2008	2007	% Change	2008	2007	% Change

Lodging	$583	$549	6	$179	$174	3
Vacation Exchange and Rentals	1,009	937	8	252	237	6
Vacation Ownership	1,786	1,849	(3)	248	279	(11)

Total Reportable Segments	3,378	3,335	1	679	690	(2)
Corporate and Other (a)	(8)	(7)	*	(34)	(40)	*

Total Company	$3,370	$3,328	1	645	650	(1)

Less: Depreciation and amortization				137	122
Interest expense (excluding consumer financing interest)				59	55
Interest income				(8)	(9)

Income before income taxes				$457	$482

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Other Income, Net

During the nine months ended September 30, 2008, other income, net increased $1 million due to (i) $3 million of higher net earnings primarily from equity investments, (ii) $2 million of income associated with the extinguishment of an obligation relating to an ancillary credit card marketing program, (iii) $2 million of income associated with the sale of a non-strategic asset at our lodging business and (iv) a $1 million gain on the sale of assets. Such increases were partially offset by the absence of a $7 million pre-tax gain recorded during the third quarter of 2007 on the sale of certain vacation ownership properties and related assets. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $4 million during the nine months ended September 30, 2008 compared with the same period during 2007 as a result of (i) a $3 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) a $1 million increase in interest paid on our long-term debt facilities. Interest income decreased $1 million during the nine months September 30, 2008 compared with the same period during 2007 due to decreased interest income earned on invested cash balances as a result of a decrease in cash available for investment.

Lodging

Net revenues and EBITDA increased $34 million (6%) and $5 million (3%), respectively, during the nine months ended September 30, 2008 compared to the same period during 2007 primarily reflecting incremental property management reimbursable revenues, higher international royalty, marketing and reservation revenues, increased revenue generated by our Wyndham Rewards loyalty program and the July 2008 acquisition of USFS, partially offset by lower domestic royalty, marketing and reservation revenues. Such net increase was partially offset in EBITDA by increased expenses, particularly for expenses associated with: incremental property management reimbursable revenues, marketing activities, ancillary services provided to franchisees, the acquisition of USFS and organizational realignment initiatives.

The acquisition of USFS contributed incremental net revenues and EBITDA of $6 million and $2 million, respectively. Apart from this acquisition, the increase in net revenues includes (i) $15 million of incremental reimbursable revenues earned by our property management business, (ii) $14 million of incremental international royalty, marketing and reservation revenues resulting from international RevPAR growth of 8%, or 4% excluding the impact of foreign exchange movements, and a 16% increase in international rooms, (iii) $9 million of incremental revenue generated by our Wyndham Rewards loyalty program primarily due to increased member stays and (iv) a $14 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. These fees were partially offset by a decrease of $24 million in domestic royalty, marketing and reservation revenues due to a domestic RevPAR decline of 3% and incremental development advance note amortization, which is recorded net within revenues. The domestic RevPAR decline was principally driven by an overall decline in industry occupancy levels, while the international RevPAR growth was principally driven by price increases. The $15 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) a net increase of $9 million in marketing expenses primarily relating to incremental expenditures in our Wyndham Rewards loyalty program, partially offset by the timing of our marketing spend, (ii) $7 million of increased costs primarily associated with ancillary services provided to franchisees, as discussed above, and (iii) $4 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details). Such increases were partially offset by (i) $4 million of savings from cost containment initiatives, (ii) $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party and (iii) $2 million of income associated with the sale of a non-strategic asset.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $72 million (8%) and $15 million (6%), respectively, during the nine months ended September 30, 2008 compared with the same period during 2007. The increase in net revenues primarily reflects a $54 million increase in net revenues from rental transactions and related services, a $15 million increase in ancillary revenues, which includes $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues and a $3 million increase in annual dues and exchange revenues. Net revenue and expense increases include $38 million and $37 million, respectively, of currency translation impact from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $54 million (12%) during the nine months ended September 30, 2008 compared with the same period during 2007. Excluding the favorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $21 million (5%) during the nine months ended September 30, 2008 driven by (i) the conversion of two of our Landal parks from franchised to managed, which contributed an incremental $17 million to revenues, and (ii) a 3% increase in the average net price per rental. Such increases were partially offset by a 2% decline in rental transaction volume. The 3% increase in average net price per rental was primarily a result of increased pricing at our Landal and Novasol European vacation rental businesses. The decline in rental transaction volume was primarily driven by lower rental volume at our other European cottage businesses as well as lower overall member rentals, which we believe was a result of customers altering their vacation decisions primarily due to the downturn in worldwide economies. Such decline in rental transaction volume was partially offset by increased rentals at our Landal business, which benefited from enhanced marketing programs initiated to support an expansion strategy.

Annual dues and exchange revenues increased $3 million (1%) during the nine months ended September 30, 2008 compared with the same period during 2007. Excluding the favorable impact of foreign exchange movements, annual dues and exchange revenues declined $1 million driven by a 4% decline in revenue generated per member, offset by a 4% increase in the average number of members. The decrease in revenue generated per member was driven by lower exchange transactions per member, partially offset by the impact of favorable exchange transaction pricing. We believe that lower transactions reflects: (i) recent heightened economic uncertainty and (ii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through other RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. An increase in ancillary revenues of $15 million was driven by (i) $9 million from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliated resorts, as well as (ii) the $5 million Asia Pacific adjustment, as discussed above, and (iii) $1 million due to the favorable translation effects of foreign exchange movements.

EBITDA further reflects an increase in expenses of $57 million (8%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $37 million, (ii) $15 million of increased resort services expenses as a result of the conversion of two of our Landal parks from franchised to managed, as discussed above, (iii) a $9 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume at our Landal business, as discussed above, higher rental inventory fulfillment costs and increased staffing costs to support member growth, (iv) $2 million of consulting costs to improve web-based search and booking functionalities and (v) $2 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details). Such increases were partially offset by (i) the absence of $8 million of severance related expenses recorded during the nine months ended September 30, 2007 and (ii) $8 million in cost savings from overhead reductions.

Vacation Ownership

Net revenues and EBITDA decreased $63 million (3%) and $31 million (11%), respectively, during the nine months ended September 30, 2008 compared with the same period during 2007. The operating results reflect growth in consumer finance income, gross VOI sales and property management fees, as well as lower cost of sales and operating and administrative expenses. Such growth was primarily offset by a higher provision for loan losses, increased deferred revenue related to the percentage-of-completion method of accounting, a trademark impairment charge, increased costs related to property management services and incremental marketing costs.

Gross sales of VOIs at our vacation ownership business increased $51 million (3%) during the nine months ended September 30, 2008, driven principally by a 3% increase in tour flow, a 1% increase in VPG and increased upgrades. Tour flow was positively impacted by the opening of new sales locations and the continued growth of our in-house sales programs, albeit slower than during the same period during 2007 due to the impact of negative economic conditions faced during 2008. VPG benefited from a favorable tour mix, continued efficiency in our upgrade program and higher pricing, partially offset by a decrease in sales to new customers. Upgrades were positively impacted by an increased owner base and higher pricing. Net revenues were also favorably impacted by $25 million of incremental property management fees primarily as a result of growth in the number of units under management. Such revenue increases were more than offset by an increase of $102 million in our provision for loan losses during the nine months ended September 30, 2008 as compared to the same period during 2007 primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such trend has continued since the fourth quarter of 2007 as the strains of the overall economy appear to be negatively impacting the portfolio borrowers, particularly those with lower credit scores. While the continued impact of the economy is uncertain, we are taking measures that, over time, should leave us with a smaller portfolio that has a stronger credit profile. See Critical Accounting Policies for more information regarding our allowance for loan losses.

Our sales mix during the nine months ended September 30, 2008 included higher sales generated from vacation resorts where construction was still in progress resulting in deferred revenue under the percentage-of-completion method of accounting of $89 million during the nine months ended September 30, 2008 compared to less than $1 million during the same period in 2007. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $79 million (after deducting the related provision for loan losses) and $41 million, respectively, as a result of the net increase in deferred revenue under the percentage-of-completion method of accounting. We anticipate continued sales generated from vacation resorts where construction is still in progress. However, these deferred revenues will be partially offset by the recognition of previously deferred revenues as construction of these resorts progresses. We expect deferred revenue of approximately $70 to $100 million during the twelve months ended December 31, 2008, of which $89 million occurred during the nine months ended September 30, 2008, as discussed above.

Net revenues and EBITDA comparisons were favorably impacted by $53 million and $37 million, respectively, during the nine months ended September 30, 2008 due to net interest income of $221 million earned on contract receivables during the nine months ended September 30, 2008 as compared to $184 million during nine months ended September 30, 2007. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest costs during nine months ended September 30, 2008. We incurred interest expense of $93 million on our securitized debt at a weighted average rate of 5.1% during the nine months ended September 30, 2008 compared to $77 million at a weighted average rate of 5.4% during nine months ended September 30, 2007. Our net interest income margin during the nine months ended September 30, 2008 was 70%, unchanged as compared to the same period in 2007, due to increased securitizations completed after September 30, 2007, offset by a 35 basis point decrease in interest rates, as described above, and a decline in the percentage of receivables securitized.

EBITDA was also positively impacted by $17 million (1%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $50 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, (ii) $14 million of decreased costs related to a benefit from our trial membership marketing program, (iii) $11 million of reduced costs associated with maintenance fees on unsold inventory, (iv) the absence of $9 million in costs related to our Separation recorded during the nine months ended September 30, 2007, (v) $4 million of decreased costs related to sales incentives awarded to owners, (vi) the absence of a $2 million net charge recorded during the nine months ended September 30, 2007 related to a prior acquisition and (vii) the absence of $2 million of costs recorded during the first quarter of 2007 associated with the repair of one of our completed VOI resorts. Such increases were partially offset by (i) a $28 million impairment charge due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand, (ii) $27 million of increased costs related to the property management services, as discussed above, (iii) $22 million of incremental marketing expenses to support sales efforts and (iv) $7 million of incremental costs primarily incurred to fund additional staffing and sales overhead costs to support continued growth in the business. In addition, EBITDA was negatively impacted by the absence of a $7 million pre-tax gain on the sale of certain vacation ownership properties during the third quarter of 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Consolidated Statement of Income.

In response to the current credit environment, we are reducing our sales pace by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality (see Restructuring Plan). We estimate that such reduction may result in a 15% decrease in gross VOI sales from 2008 to 2009. We currently expect our EBITDA from 2008 to 2009 to be relatively flat as we expect cost containment initiatives to primarily offset the decline in gross VOI sales.

Corporate and Other

Corporate and Other expenses decreased $7 million during the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. Such decrease includes the absence of $7 million of separation and related costs recorded during the nine months ended September 30, 2007 primarily relating to consulting and legal services, partially offset by a decrease of $1 million in net benefit related to the resolution of and adjustment to certain contingent liabilities and assets.

RESTRUCTURING PLAN

During the third quarter of 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, we recorded $6 million in restructuring costs during the third quarter of 2008. Such strategic realignment initiatives included:

We realigned the operations of our lodging business to enhance its global franchisee services, promote more efficient channel management to further drive revenue at franchised locations and managed properties and position the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, certain positions were eliminated and severance benefits and outplacement services were provided for impacted employees resulting in costs of $4 million.

Our vacation exchange and rentals business began a restructuring plan during the third quarter of 2008, which resulted in costs of $2 million. Our strategic realignment in our vacation exchange and rentals business streamlines exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. We expect additional costs of approximately $9 to $12 million during the fourth quarter of 2008 and approximately $0 to $1 million during the first quarter of 2009.

Our vacation ownership business will refocus its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we will decrease the level of timeshare development and enhance the cash flow from the business unit. Such realignment will include the elimination of certain positions, the termination of leases of certain sales offices and the write-off of related assets from such offices. These initiatives began during the fourth quarter of 2008 and, thus, we expect costs of approximately $16 to $18 million during the fourth quarter of 2008 and approximately $5 to $9 million during the first quarter of 2009.

These strategic realignments, including the termination of less than 100 employees, resulted in total restructuring costs of $6 million ($5 million expected to be paid in cash) during the third quarter of 2008. We estimate further restructuring costs, including the termination of approximately 1,000 employees, of approximately $25 to $30 million (approximately $20 to $22 million expected to be paid in cash) during the fourth quarter of 2008 and approximately $5 to $10 million (approximately $5 to $7 million expected to be paid in cash) during the first quarter of 2009. These amounts are preliminary estimates and subject to change. We expect to begin realizing the benefits of these restructuring initiatives during the fourth quarter of 2008 and anticipate net savings from such initiatives to offset the full amount of the related costs by the end of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30, 2008	December 31, 2007	Change

Total assets	$10,997	$10,459	$538
Total liabilities	7,244	6,943	301
Total stockholders’ equity	3,753	3,516	237

Total assets increased $538 million from December 31, 2007 to September 30, 2008 primarily due to (i) a $324 million increase in vacation ownership contract receivables, net resulting from increased VOI sales, (ii) a $104 million increase in inventory primarily related to vacation ownership inventories associated with increased property development activity, (iii) a $67 million increase in other current assets primarily due to increased current securitized restricted cash resulting from the timing of cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations and deferred commission costs in accordance with percentage-of-completion accounting at our vacation ownership business, (iv) a $52 million increase in trademarks primarily related to the acquisition of USFS in July 2008, partially offset by an impairment relating to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand, (v) a $50 million increase in goodwill and franchise agreements and other intangibles primarily related to the acquisition of USFS in July 2008, partially offset by the impact of currency translation at our vacation exchange and rentals business and (vi) an increase of $18 million in cash and cash equivalents which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”. Such increases were partially offset by (i) a $47 million decrease in trade receivables, net, primarily due to the seasonality of arrivals at our European vacation rental and travel agency businesses, partially offset by the seasonality and growth at our lodging business and the acquisition of USFS in July 2008 and (ii) a $29 million decrease in other non-current assets primarily due to decreased non-current securitized restricted cash resulting from the timing of cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations, partially offset by increased non-current trade receivables.

Total liabilities increased $301 million primarily due to (i) $206 million of additional net borrowings reflecting net changes in our other long-term debt, (ii) a $110 million increase in deferred income primarily due to increased sales of vacation ownership properties under development and cash received in advance on arrival-based bookings within our vacation exchange and rentals business, (iii) a $61 million increase in deferred income taxes primarily attributable to higher gross VOI sales and (iv) a $28 million increase in accrued expenses and other current liabilities primarily due to the timing of marketing and payroll spend at each of our businesses. Such increases were partially offset by a $107 million decrease in accounts payable primarily due to seasonality of arrivals at our vacation rental and travel agency businesses and timing differences of payments on accounts payable at each of our businesses.

Total stockholders’ equity increased $237 million due to (i) $282 million of net income generated during the nine months ended September 30, 2008, (ii) a change of $22 million in deferred equity compensation, (iii) $8 million of unrealized gains on cash flow hedges and (iv) $5 million as a result of the exercise of stock options during the nine months ended September 30, 2008. Such increases were partially offset by (i) $42 million of currency translation adjustments, (ii) the payment of $22 million in dividends, (iii) $13 million of treasury stock purchased through our stock repurchase program and (iv) a $3 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the exercise and vesting of equity awards.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables. We believe that access to our revolving credit facility and our current liquidity vehicles, as well as continued access to the securitization and debt markets and/or other financing vehicles, will provide us with sufficient liquidity to meet our ongoing needs. If we are unable to access these markets, it will negatively impact our liquidity position and may require us to further adjust our business operations. See Liquidity Risk for a discussion of the current and anticipated impact on our securitizations program from the adverse conditions present in the United States asset-backed securities and commercial paper markets.

CASH FLOWS

During the nine months ended September 30, 2008 and 2007, we had an increase (decrease) in cash and cash equivalents of $18 million and ($38) million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2008	2007	Change

Cash provided by (used in):
Operating activities	$146	$74	$72
Investing activities	(295)	(183)	(112)
Financing activities	182	62	120
Effects of changes in exchange rate on cash and cash equivalents	(15)	9	(24)

Net change in cash and cash equivalents	$18	$(38)	$56

Operating Activities

During the nine months ended September 30, 2008, we generated $72 million more cash from operating activities as compared to the nine months ended September 30, 2007, which principally reflects (i) higher cash received in connection with VOI sales for which the revenue recognition is deferred, (ii) an increase in our provision for loan losses due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed during the nine months ended September 30, 2008 as compared to the same period during 2007 and (iii) lower investments in inventory and vacation ownership receivables. Such changes were partially offset by (i) timing of accounts payable and accrued expenses and (ii) an increase within other current assets primarily related to deferred commission costs in connection with the aforementioned deferred revenue from VOI sales.

Investing Activities

During the nine months ended September 30, 2008, we used $112 million more cash for investing activities as compared with the nine months ended September 30, 2007. The increase in cash outflows relates to (i) higher acquisition-related payments of $122 million primarily due to the acquisition of USFS, (ii) an increase in escrow deposits restricted cash of $19 million primarily resulting from contractually obligated repairs at one of our VOI resorts and (iii) $19 million of less proceeds received in connection with asset sales primarily due to the absence of proceeds received in connection with the sale of certain vacation ownership properties and related assets during the third quarter of 2007. Such increase in cash outflows were partially offset by (i) a decrease of $33 million in investments primarily within our lodging business and (ii) a $13 million decrease in securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivables securitizations.

Restricted cash amounts within investing activities, as compared to previous filings, have been presented separately in our statement of cash flows to provide enhanced visibility into the portions related to securitizations and escrow deposits.

Financing Activities

During the nine months ended September 30, 2008, we generated $120 million more cash from financing activities as compared with the nine months ended September 30, 2007, which principally reflects (i) $482 million lower spend on our stock repurchase program and (ii) $144 million of higher net proceeds from non-securitized borrowings. Such cash inflows were partially offset by (i) $459 million of lower net proceeds from securitized vacation ownership debt, (ii) $16 million of lower proceeds received in connection with stock option exercises during 2008 and (iii) $14 million of higher dividends paid to shareholders during 2008.

We intend to continue to invest in selected capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotels as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $133 million on capital expenditures during the nine months ended September 30, 2008 including the improvement of technology and maintenance of technological advantages and routine improvements. We anticipate spending approximately $210 to $230 million on capital expenditures during the twelve months ended December 31, 2008. In addition, we spent $341 million relating to vacation ownership development projects during the nine months ended September 30, 2008. We anticipate spending approximately $375 to $425 million relating to vacation ownership development projects during the twelve months ended December 31, 2008. We believe that our vacation ownership business will have adequate inventory through 2010 and thus we plan to sell the vacation ownership inventory that is currently on our balance sheet and complete vacation ownership projects currently under development. As a result, we anticipate spending approximately $300 million on product development during the two years ending December 31, 2010. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. During the nine months ended September 30, 2008, we repurchased 628,019 shares at an average price of $21.58. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. During the nine months ended September 30, 2008, repurchase capacity increased $5 million from proceeds received from stock option exercises. During the period October 1, 2008 through November 7, 2008, we did not repurchase any additional shares and, as such, we currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended such program during the quarter and expect to defer further purchases until the macro-economic outlook and credit environment are more favorable.

The IRS has opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. Although we and Cendant believe there is appropriate support for the positions taken on its tax returns, we have recorded liabilities representing the best estimates of the probable loss on certain positions. We believe that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our and Cendant’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. The effect is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries. We recorded $239 million of tax liabilities pursuant to the Separation and Distribution Agreement at December 31, 2007. Such amount, which was $265 million at September 30, 2008, is recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	September 30, 2008	December 31, 2007

Securitized vacation ownership debt:
Term notes	$1,437	$1,435
Bank conduit facility (a)	647	646

Total securitized vacation ownership debt	$2,084	$2,081

Long-term debt:
6.00% senior unsecured notes (due December 2016) (b)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (c)	305	97
Vacation ownership bank borrowings (d)	172	164
Vacation rentals capital leases	143	154
Other	12	14

Total long-term debt	$1,729	$1,526

(a)	Represents a 364-day vacation ownership bank conduit facility with availability of $1,200 million which no longer operates as a revolving facility as of October 29, 2008. We entered into a new facility on November 10, 2008—see below for more information.

(b)	The balance at September 30, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.

(c)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of September 30, 2008, we had $60 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $535 million.

(d)	Represents a 364-day secured revolving credit facility which was renewed in June 2008 (expires in June 2009) and upsized from AUD $225 million to AUD $263 million.

On May 1, 2008, we closed a series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 7.9% and are secured by vacation ownership contract receivables.

On June 26, 2008, we closed an additional series of term notes payable, Sierra Timeshare 2008-2 Receivables Funding, LLC, in the initial principal amount of $450 million. These borrowings bear interest at a weighted average rate of 7.2% and are secured by vacation ownership contract receivables.

During July 2008, we drew down on our revolving credit facility to fund the acquisition of USFS.

On November 10, 2008, we closed on a 364-day, $943 million, non-recourse, securitized vacation ownership bank conduit facility with a term through November 2009. This facility bears interest at variable commercial paper rates plus a spread. The $943 million facility capacity represents a decrease from the $1.2 billion capacity of our prior conduit facility. The capacity of the conduit facility is subject to our ability to provide assets to collateralize such facility. We expect that our vacation ownership business may reduce its sales pace of VOIs from 2008 to 2009 by approximately 15%. Accordingly, we believe that this new conduit facility should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sales of VOIs.

As of September 30, 2008, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,437	$1,437	$—
Bank conduit facility	1,200	647	553

Total securitized vacation ownership debt (a)	$2,637	$2,084	$553

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	305	595
Vacation ownership bank borrowings (c)	208	172	36
Vacation rentals capital leases (d)	143	143	—
Other	12	12	—

Total long-term debt	$2,360	$1,729	631

Less: Issuance of letters of credit (b)			60

			$571

(a)	These outstanding borrowings are collateralized by $2,721 million of underlying vacation ownership contract receivables and related assets. The capacity of our bank conduit facility is subject to our ability to provide additional assets to collateralize such facility.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of September 30, 2008, the available capacity of $595 million was further reduced by $60 million for the issuance of letters of credit.

(c)	These borrowings are collateralized by $217 million of underlying vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

The revolving credit facility, unsecured term loan and vacation ownership bank borrowings include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities may include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our Separation).

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

As of September 30, 2008, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our non-recourse, securitized note borrowings contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of September 30, 2008, all of our securitized pools were in compliance with applicable triggers.

LIQUIDITY RISK

Our vacation ownership business finances certain of its receivables through (i) an asset-backed conduit facility and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us other than interest rate risk related to swap counterparties (solely to the extent that the amount outstanding on our notes differs from the forecasted amortization schedule at the time of issuance).

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are under ratings pressure and seeking capital to maintain their credit ratings. Since certain monoline insurers are not positioned to write new policies, the cost of such insurance has increased and the insurance has become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to bond investors. Our $200 million 2008-1 term securitization, which closed on May 1, 2008, and our $450 million 2008-2 term securitization, which closed on June 26, 2008, were senior/subordinate transactions with no monoline insurance.

Beginning in the third quarter of 2007 and continuing into 2008, the asset-backed securities market and commercial paper markets in the United States suffered adverse market conditions. As a result, during the nine months ended September 30, 2008, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks. We successfully accessed the term securitization market during the first ten months of 2008, as demonstrated by the closing of two term securitizations.

On November 10, 2008, we closed on a 364-day, $943 million, non-recourse, securitized vacation ownership bank conduit facility (which is supported by commercial paper) effective through November 2009. The $943 million facility capacity represents a decrease from the $1.2 billion capacity of our prior conduit facility. We expect that our vacation ownership business may reduce its sales pace of VOIs from 2008 to 2009 by approximately 15%. Accordingly, we believe that this new conduit facility should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sale of VOIs. At the time of closing on November 10, 2008, the new $943 million bank conduit facility had available capacity of approximately $550 million. The prior conduit facility ceased operating as a revolving facility as of October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately three years.

The new conduit facility bears interest at variable commercial paper rates, at higher spreads than the prior conduit facility. The new conduit facility has a lower advance rate at approximately 50% for new borrowings compared to the prior conduit facility at approximately 80%. As a result of the current credit market the terms of the new conduit facility are less favorable than the prior conduit facility. As such, in conjunction with closing the new conduit facility, we drew approximately $215 million on our revolving credit facility to bring our prior conduit facility in line with the lower advance rate. After giving effect to the new conduit facility, we had availability under our revolving credit facility of approximately $320 million. We expect to have approximately $200 million of availability under our revolving credit facility at December 31, 2008. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, it will negatively impact the cost of such borrowings. A long-term disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace any of the facilities on their renewal dates or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

Our senior unsecured debt is rated Baa2 by Moody’s Investors Service (“Moody’s”). During July 2008, Standard & Poor’s (“S&P”) downgraded our senior unsecured debt rating to BBB- with a “stable outlook.” During October 2008, S&P assigned a “negative outlook” to our senior unsecured debt and Moody’s placed our ratings under review for possible downgrade. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Currently, we expect no (i) material increase in interest expense and/or (ii) material reduction in the availability of bonding capacity from the aforementioned downgrade or negative outlook; however, a downgrade by Moody’s and/or a further downgrade by S&P could impact our future borrowing and/or bonding costs and availability of such bonding capacity.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration of September 2013, subject to renewal and certain provisions. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $359 million and $349 million at September 30, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon our Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $359 million of Separation related liabilities is comprised of $36 million for litigation matters, $268 million for tax liabilities, $34 million for liabilities of previously sold businesses of Cendant, $14 million for other contingent and corporate liabilities and $7 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $5 million of the $7 million pertain to litigation liabilities). In connection with these liabilities, $97 million are recorded in current due to former Parent and subsidiaries and $265 million are recorded in long-term due to former Parent and subsidiaries at September 30, 2008 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $7 million relating to the FIN 45 guarantees is recorded in other current liabilities at September 30, 2008 on the Consolidated Balance Sheet. In addition, at September 30, 2008, we have $6 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which we issued guarantees. See Contractual Obligations for the timing of payment related to these liabilities.

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is, was or may be named as the defendant. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits until all of the lawsuits are resolved. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of Separation. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which we retain a 37.5% indemnification obligation. We maintained a contingent litigation accrual for this matter of $39 million as of September 30, 2008.

•	Contingent tax liabilities We are liable for 37.5% of certain contingent tax liabilities and will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, we recorded a gross up of our contingent tax liability and a corresponding deferred tax asset of $29 million as of September 30, 2008. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. For the three and nine months ended September 30, 2008, we recorded less than $1 million and $1 million, respectively, of expenses in the Consolidated Statements of Income related to these agreements. For the three and nine months ended September 30, 2007, we recorded expenses of $2 million and $11 million, respectively, in the Consolidated Statements of Income related to these agreements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/08-	10/1/09-	10/1/10-	10/1/11-	10/1/12-
	9/30/09	9/30/10	9/30/11	9/30/12	9/30/13	Thereafter	Total

Securitized debt (a)	$324	$295	$539	$169	$184	$573	$2,084
Long-term debt (b)	182	10	626	11	11	889	1,729
Other purchase commitments (c)	475	250	57	54	12	54	902
Operating leases	66	66	56	44	31	131	394
Contingent liabilities (d)	71	275	13	—	—	—	359

Total (e)	$1,118	$896	$1,291	$278	$238	$1,647	$5,468

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.

(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during the twelve month periods from 10/1/08-9/30/09 and 10/1/09-9/30/10, $63 million during the period from 10/1/10-9/30/11, $48 million during the periods from 10/1/11-9/30/12 and 10/1/12-9/30/13 and $156 million thereafter.

(c)	Primarily represents commitments for the development of vacation ownership properties. Includes approximately $300 million of vacation ownership development commitments, which we may terminate at minimal or no cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our Separation.

(e)	Excludes $22 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Goodwill and Other Intangible Assets

We have goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. We annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. If the estimated fair value is less than the carrying value, then we must write down the carrying value to the estimated fair value. As of September 30, 2008, we had a goodwill balance of $2,750 million, which represents 73% of our total stockholders’ equity. Our total goodwill balance of $2,750 million was comprised of $307 million for our lodging segment, $1,101 million for our vacation exchange and rentals segment and $1,342 million for our vacation ownership segment. As of September 30, 2008, the carrying value of our net assets was $3.8 billion and the market value of our outstanding shares was approximately $2.8 billion. Accordingly, management performed an interim goodwill impairment test in accordance with SFAS 142 and concluded that no adjustment was required. Management has calculated the estimated fair value of Wyndham Worldwide and each of our three reporting units using various valuation methods. Management performed a discounted cash flow analysis using updated forward-looking projections of the estimated future operating results of each of our reporting units and utilizing recent market multiples of similar companies. In addition, management used the quoted market price of our equity security over the most recent sixty day period to September 30, 2008 and added a control premium that is representative of recent and proposed transactions in the hospitality sector, as well as, considering certain qualitative and quantitative macroeconomics conditions which may have impacted our quoted market price.

The goodwill impairment analysis and measurement is a process that requires significant judgment. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or amortizable intangible assets may not be fully recoverable, include a prolonged decline in stock price and market capitalization, reduced future cash flow estimates or slower growth rates in our industry. We could be required to record a charge to earnings in our financial statements in a future period if any impairment of our goodwill or amortizable intangible assets were deemed to have occurred, negatively impacting our results of operations and stockholders’ equity.

If the aggregate market value of our outstanding shares continues to be significantly less than the carrying value, we may be required to record a significant non-cash charge for goodwill impairment during the fourth quarter of 2008.

Allowance for Loan Losses

In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses on the Consolidated Statements of Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on uncollectibility. The strains of the overall economy appear to be negatively impacting the portfolio borrowers, particularly those with lower credit scores, thus causing us to record a higher estimate of uncollectible receivables as a percentage of VOI sales financed when compared to historical performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Cendant Litigation

Under the Separation Agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. The pending Cendant contingent litigation that we deem to be material is further discussed in Note 15 to the consolidated financial statements.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ decisions to use and consume leisure travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters); war; pandemics or threat of pandemics; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gas and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership products and services;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance, each of which would negatively impact our results of operations; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to maintain our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	taxation of and guest loyalty program benefits that adversely affects the cost or consumer acceptance of loyalty programs;

•	increases in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

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

We are subject to a number of legal actions and the risk of future litigation as described above under “Legal Proceedings”. We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed by or against us. Adverse results in litigation and other proceedings may harm our business.

We are subject to certain risks related to our indebtedness, hedging transactions, our securitization of assets, the cost and availability of capital and the extension of credit by us.

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We are a lender of funds when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt;

•	if we are unable to comply with the terms of the financial covenants under our revolving credit facility, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and other debt that is cross-defaulted to these financial ratios;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	failure or non-performance of counterparties for foreign exchange and interest rate hedging transactions;

•	we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, the credit quality and financial stability of insurers of securitizations transactions, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected;

•	our securitizations contain portfolio performance triggers which, if violated, may result in a disruption or loss of cash flow from such transactions;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

Current economic conditions, including recent disruptions in the financial markets may adversely affect our industry, business and results of operations, our ability to obtain financing on reasonable and acceptable terms and the market price of our common stock.

The United States economy is currently undergoing a slowdown, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future. The hospitality industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. Declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. In addition, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Our inability to adequately protect our intellectual property could adversely affect our business.

Our inability to adequately protect our trademarks, trade dress and other intellectual property rights could adversely affect our business. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, trade dress and other intellectual property that are fundamental to the brands that we use in all of our businesses. There can be no assurance that the steps we take to protect our intellectual property will be adequate.

Disruptions and other impairment of our information technologies and systems could adversely affect our business.

Any disaster, disruption or other impairment in our technology capabilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. The operation, maintenance and updating of these technologies and systems is dependent upon internal and third-party technologies, systems and services for which there is no assurance of uninterrupted availability or adequate protection.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our business we and our service providers collect and retain significant volumes of personally identifiable information, including credit card numbers of our customers and other personally identifiable information of our customers, stockholders and employees. Our customers, stockholders and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and other jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, stockholder, employee or Company data by cybercrime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

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

Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we expect will be granted over time to our directors, officers and employees as well as due to the exercise of options issued. In addition, our Board may issue shares of our common and preferred stock, and debt securities convertible into shares of our common and preferred stock, up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation, by-laws and under Delaware law may prevent or delay an acquisition of our Company, which could impact the trading price of our common stock.

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

There can be no assurance that we will have sufficient surplus under Delaware law to be able to continue to pay dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. Our Board of Directors may also suspend the payment of dividends if the Board deems such action to be in the best interests of the Company or stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur, and our stock may in fact depreciate in value.

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the separation agreements we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities including those relating to unresolved tax and legal matters and associated costs. We generally are responsible for the payment of our share of all taxes imposed on Cendant and certain other subsidiaries and certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant’s terminated or divested businesses, liabilities relating to the Travelport sale, the Cendant litigation described above under “Legal Proceedings — Cendant Litigation,” generally any actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for these liabilities were to default on its obligations, each non-defaulting party (including Avis Budget) would be required to pay an equal portion of the amounts in default. Accordingly, we may, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such contingent and other corporate liabilities including associated costs. On or about April 10, 2007, Realogy Corporation was acquired by affiliates of Apollo Management VI, L.P. The acquisition does not negate Realogy’s obligation to satisfy 62.5% of such contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement and, in connection with the acquisition, Realogy was required to and has posted a $500 million standby letter of credit in favor of Avis Budget to satisfy these liabilities. As a result of the acquisition, however, Realogy has greater debt obligations and its ability to satisfy its portion of these liabilities may be adversely impacted.

We may be required to write-off a portion of the goodwill value of companies we have acquired.

Under generally accepted accounting principles, we review our intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other intangible assets may not be recoverable, include a sustained decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations and stockholders’ equity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	Plan
July 1 - 31, 2008	—	$—	—	$154,736,587
August 1 - 31, 2008	—	$—	—	$154,736,587
September 1 - 30, 2008	—	$—	—	$154,736,587
Total	—	$—	—	$154,736,587

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the nine months ended September 30, 2008, repurchase capacity increased $5 million from proceeds received from stock option exercises. During the period October 1, 2008 through November 7, 2008, we did not repurchase any additional shares and, as such, we currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended such program during the quarter and expect to defer further purchases until the macro-economic outlook and credit environment are more favorable.

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

WYNDHAM WORLDWIDE CORPORATION

Date: November 10, 2008	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: November 10, 2008	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006).
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006).
12*	Computation of Ratio of Earnings to Fixed Charges.
15*	Letter re: Unaudited Interim Financial Information.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report