Form 10-K
period 2008-12-31
WYNDHAM WORLDWIDE CORP
filed 2009-02-27
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NO. 001-32876

WYNDHAM WORLDWIDE CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0052541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22 SYLVAN WAY PARSIPPANY, NEW JERSEY (Address of principal executive offices)	07054 (Zip Code)
973-753-6000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, Par Value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was $3,178,464,327. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2009, the registrant had outstanding 177,509,822 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Item	Description	Page

	PART I
1	Business	1
1A	Risk Factors	28
1B	Unresolved Staff Comments	35
2	Properties	35
3	Legal Proceedings	35
4	Submission of Matters to a Vote of Security Holders	36

	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
6	Selected Financial Data	38
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
7A	Quantitative and Qualitative Disclosures about Market Risk	70
8	Financial Statements and Supplementary Data	71
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
9A	Controls and Procedures	71

	PART III
10	Directors, Executive Officers and Corporate Governance	72
11	Executive Compensation	73
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
13	Certain Relationships and Related Transactions and Director Independence	74
14	Principal Accounting Fees and Services	74

	PART IV
15	Exhibits and Financial Statement Schedules	74
	Signatures	75
EX-10.2: FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.4: FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.5: EMPLOYMENT AGREEMENT
EX-10.6: FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.8: FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.9: EMPLOYMENT AGREEMENT
EX-10.10: FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.12: TERMINATION AND RELEASE AGREEMENT
EX-10.14: FORM OF AWARD AGREEMENT
EX-10.15: FORM OF AWARD AGREEMENT
EX-10.17: FIRST AMENDMENT TO SAVINGS RESTORATION PLAN
EX-10.20: SECOND AMENDMENT TO NON-EMPLOYEE DIRECTORS DEFERRED COMPENSATION PLAN
EX-10.22: FIRST AMENDMENT TO DEFERRED COMPENSATION PLAN
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES OF THE REGISTRANT
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I

ITEM 1.	BUSINESS

OVERVIEW

As one of the world’s largest hospitality companies, we offer individual consumers and business customers a broad suite of hospitality products and services across various accommodation alternatives and price ranges through our portfolio of world-renowned brands. With more than 20 brands, which include Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Wyndham Rewards, Wingate, Microtel, RCI, The Registry Collection, Endless Vacation Rentals, Landal GreenParks, Cottages4You, Novasol, Wyndham Vacation Resorts and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets in the United States and throughout the rest of the world.

The hospitality industry is a major component of the travel industry, which is the third-largest retail industry in the United States after the automotive and food stores industries. We operate primarily in the lodging, vacation exchange and rentals, and vacation ownership segments of the hospitality industry:

•	Through our lodging business, we franchise hotels in the upscale, midscale, and economy segments of the lodging industry and provide hotel management services to owners of luxury, upscale and midscale hotels;

•	Through our vacation exchange and rentals business, we provide vacation exchange products and services and access to distribution systems and networks to resort developers and owners of intervals of vacation ownership interests, and we market vacation rental properties primarily on behalf of independent owners, vacation ownership developers and other hospitality providers; and

•	Through our vacation ownership business, we develop, market and sell vacation ownership interests to individual consumers, provide consumer financing in connection with the sale of vacation ownership interests and provide management services at resorts.

We provide directly to individual consumers our high quality products and services, including the various accommodations we market, such as hotels, vacation resorts, villas and cottages, and products we offer, such as vacation ownership interests. We also provide valuable products and services to our business customers, such as franchisees, hotel owners, affiliated resort developers and prospective developers. These products and services include marketing and central reservation systems, inventory networks and distribution channels, back office services and loyalty programs. We strive to provide value-added products and services that are intended to both enhance the travel experience of the individual consumer and drive revenue to our business customers. The depth and breadth of our businesses across different segments of the hospitality industry provide us with the opportunity to expand our relationships with our existing individual consumers and business customers in one or more segments of our business by offering them additional or alternative products and services from our other segments. Historically, we have pursued what we believe to be financially-attractive entry points in the major global hospitality markets to strengthen our portfolio of products and services.

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

Our lodging, vacation exchange and rentals and vacation ownership businesses all have both domestic and international operations. During 2008, we derived 76% of our revenues in the United States and 24% internationally. For a discussion of our segment revenues, profits, assets and geographical operations, see the notes to financial statements of this Annual Report. For additional information concerning our business, see Item 2. Properties, of this Annual Report.

History and Development

Prior to August 2006, we were a wholly owned subsidiary of Cendant Corporation (which changed its name to Avis Budget Group, Inc. in September 2006). Cendant Corporation was created in December 1997 through the merger of CUC International, Inc., or CUC, and HFS Incorporated, or HFS. Prior to the merger, HFS was a major hospitality, real estate and car rental franchisor. At the time of the merger, HFS franchised hotels worldwide through brands, such as Ramada, Days Inn, Super 8, Howard Johnson and Travelodge and had recently acquired Resort Condominiums International, Inc., a premier vacation exchange business. Subsequent to the merger, Cendant took a number of steps and completed a number of transactions to grow its Hospitality Services business and to develop its Timeshare Resorts (vacation ownership) business, including the following:

•	entry into the vacation ownership business with the acquisitions of Wyndham Vacation Resorts (formerly Fairfield Resorts) and WorldMark by Wyndham (formerly Trendwest Resorts) in 2001 and 2002, respectively;

•	entry into the vacation rentals business through the acquisition of various brands, including Cuendet and the Holiday Cottages group of brands, which includes Cottages4You, in 2001, Novasol in 2002, and Landal GreenParks and Canvas Holidays in 2004;

•	commencement of the Wyndham Rewards (formerly TripRewards) loyalty program in 2003;

•	purchase of all remaining ownership rights to the Ramada brand on a worldwide basis from Marriott International in 2004;

•	acquisition of the global Wyndham Hotels and Resorts brand, related vacation ownership development rights and selected hotel management contracts in October 2005; and

•	acquisition of the Baymont brand in April 2006.

Each of our lodging, vacation exchange and rentals and vacation ownership businesses has a long operating history. Our lodging business began operations in 1990 with the acquisition of the Howard Johnson and Ramada brands, each of which opened its first hotel in 1954. RCI, the best known brand in our vacation exchange and rentals business, was established 35 years ago, and our vacation ownership brands, Wyndham Vacation Resorts and Wyndham Resort Development Corporation, which operates as WorldMark by Wyndham, began vacation ownership operations in 1980 and 1989, respectively.

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

Subsequent to our separation from Cendant, we further expanded our global presence in the lodging industry by acquiring a 30% equity interest in CHI Limited, a joint venture that provides management services to luxury and upscale hotels in Europe, the Middle East and Africa, in November 2006, and expanding our economy brands and entering the extended stay segment by acquiring the Microtel and Hawthorn brands in July 2008.

WYNDHAM HOTEL GROUP

Throughout this Annual Report on Form 10-K, we use the term “hotels” to apply to hotels, motels and/or other similar accommodations, as applicable. In addition, the term “franchise system” refers to a system through which a franchisor licenses a brand and provides services to hotels whose independent owners pay to receive such license and services from the franchisor under the specific terms of a franchise or similar agreement. The services provided through a franchise system typically include reservations, sales leads, marketing and advertising support, training, quality assurance inspections, operational support and information, pre-opening assistance, prototype construction plans, and national or regional conferences.

Lodging Industry Overview

The $143 billion domestic lodging industry is a significant segment of the hospitality industry. Companies in the lodging industry generally operate in one or more of the various lodging segments, including luxury, upscale, midscale and economy, and generally operate under one or more business models, including franchise, management and/or ownership. In 2008, the U.S. lodging industry aggregated approximately 4.6 million guest rooms, which are comprised of approximately 3.1 million rooms in franchised hotels and approximately 1.5 million rooms in independent hotels. We generally obtain our industry data from either PricewaterhouseCoopers or Smith Travel Research.

The lodging industry is driven by two main factors: (i) the general health of the travel and tourism industry and (ii) the propensity for corporate spending on business travel. Beginning in Q4 2008, the industry experienced dramatic declines in both leisure and business travel. Occupancy levels for 2008 were the worst since 2003. Demand for lodging in the United States declined by a 0.4% Compound Annual Growth Rate (CAGR) for the five year period from 2004 through 2008, and is expected to decline another 6.4% 2009 versus 2008. During this five year period, the industry added approximately 589,000 rooms. The number of room starts declined in 2008 for the first time since 2002, and is forecasted to decline considerably in 2009.

Performance in the lodging industry is measured by certain key metrics, such as average daily rate, or ADR, average occupancy rate and revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate. In 2008, ADR in the United States was $106.55, which is 2.4% higher than the rate in the prior year, the average occupancy rate was 60.4%, which is 4.2% lower than the rate in the prior year, and RevPAR was $64.37, which is down 1.9% from the prior year. The following table demonstrates the trends in the key performance metrics:

Trends in Performance Metrics in the United States since 2004

	Occupancy	Change in	Average Daily	Change		Change in
Year	Rate	Occupancy Rate	Rate (ADR)	in ADR	RevPAR	RevPAR

2004	61.4%	3.6%	$86.40	4.2%	$53.02	7.9%
2005	63.1%	2.9%	91.15	5.5%	57.55	8.5%
2006	63.3%	0.3%	97.98	7.5%	62.02	7.8%
2007	63.1%	(0.4)%	104.04	6.2%	65.61	5.8%
2008	60.4%	(4.2)%	106.55	2.4%	64.37	(1.9)%
2009E	56.5%	(6.4)%	101.05	(5.2)%	57.13	(11.2)%

Sources: Smith Travel Research (2004 to 2008); PricewaterhouseCoopers (2009). 2009 data is as of January 2009.

Performance in the lodging industry is also measured by revenues earned by companies in the industry and by the number of new rooms added on a yearly basis. In 2008, the lodging industry earned revenues of $142.6 billion and added 138,300 new rooms. The following table demonstrates trends in revenues and new rooms:

Trends in Revenues and New Rooms in the United States since 2004

	Revenues	Change in	New	Change in
Year	($bn)	Revenue	Rooms (000s)	New Rooms

2004	$113.6	8.0%	81.3	6.0%
2005	122.6	7.9%	83.3	2.5%
2006	133.3	8.8%	139.7	67.6%
2007	139.3	4.5%	146.8	5.1%
2008	142.6	2.4%	138.3	(5.8)%
2009E	129.5	(9.2)%	41.6	(69.9)%

Sources: Smith Travel Research (2004 to 2008); PricewaterhouseCoopers (2009). 2009 data is as of January 2009.

The lodging industry generally can be divided into four main segments: (i) luxury; (ii) upscale, which also includes upper upscale properties; (iii) midscale, which is often further sub-divided into midscale with food and beverage and midscale without food and beverage; and (iv) economy. Luxury and upscale hotels typically offer a full range of on-property amenities and services including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport, local attractions and shopping). Midscale segment properties typically offer limited breakfast service, vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). Economy properties typically offer a limited breakfast and airport shuttle. The following table sets forth the information on ADR and operating statistics for each segment and associated subsegments for 2009:

Chain Scale Segment Forecast – 2009

	Estimated	2009E	2009E Change	2009E	2009E	2009E
	Average Daily	Change in	in Avg. Room	Change in	Change in	Change in
Segment	Room Rate (ADR)	Demand	Avg. Room Supply	Occupancy %	ADR	RevPAR

Luxury	Greater than $210	(5.7)%	5.4%	(10.5)%	(6.9)%	(16.7)%
Upper upscale	$125 to $210	(5.2)%	2.4%	(7.4)%	(6.1)%	(13.0)%
Upscale	$95 to $125	(1.2)%	5.5%	(6.3)%	(5.8)%	(11.8)%
Midscale with food-and-beverage	Less than $95	(10.0)%	(4.1)%	(6.1)%	(5.4)%	(11.2)%
Midscale without Food-and-beverage	Greater than $65	(1.2)%	4.7%	(5.6)%	(3.7)%	(9.1)%
Economy	Less than $65	(5.6)%	0.9%	(6.4)%	(3.8)%	(10.0)%
Total		(4.5)%	2.1%	(6.4)%	(5.2)%	(11.2)%

Sources: Smith Travel Research (Estimated Average Daily Room Rate (ADR)); PricewaterhouseCoopers (Operating Statistics). 2009 data is as of January 2009.

Typically, companies in the lodging industry operate under one or more of the following three business models:

•	Franchise. Under the franchise model, a company typically grants the use of a brand name to owners of hotels that the company neither owns nor manages in exchange for royalty fees that are typically equal to a percentage of room sales. Owners of independent hotels increasingly have been affiliating their hotels with national lodging franchise brands as a means to remain competitive. In 2008, the share of hotel rooms in the United States affiliated with a national lodging franchise brand was approximately 68%.

•	Management. Under the management model, a company provides hotel management services to lodging properties that it owns and/or lodging properties owned by a third party in exchange for management fees, which may include incentive fees based on the financial performance of the properties.

•	Ownership. Under the ownership model, a company owns properties and therefore benefits financially from hotel revenues and any appreciation in the value of the properties.

Wyndham Hotel Group Overview

Wyndham Hotel Group, our lodging business, franchises hotels in the upscale, midscale, and economy segments of the lodging industry and provides hotel management services to owners of luxury, upscale and midscale hotels. Through steady organic growth and acquisition of established lodging franchise systems over the past 18 years, our lodging business has become the world’s largest lodging franchisor as measured by the number of franchised hotels. Our lodging business has over 7,000 franchised hotels, which represents almost 593,000 rooms on six continents (including over 4,000 rooms from 14 unmanaged, affiliated and managed, non-proprietary hotels). Our lodging business has a strong presence across the economy and midscale segments of the lodging industry and a developing presence in the upscale segment, thus providing individual consumers who are traveling for leisure or business with options across various price points. Our franchised hotels operate under one of our lodging brands, which are Wyndham Hotels and Resorts, Wingate by Wyndham, Hawthorn, Ramada, Baymont, Days Inn, Super 8, Microtel, Howard Johnson, Travelodge and Knights Inn. The breadth and diversity of our lodging brands provide potential franchisees with a range of options for affiliating their properties with one or more of our brands. As of December 31, 2008, our franchised hotels represented approximately 10.2% of U.S. hotel room inventory.

In 2008, our franchised hotels sold 8.5% or approximately 86.2 million, of the one billion hotel room nights sold in the United States. In 2008, our franchised hotels sold approximately 19.7% of all hotel room nights sold in the United States in the economy and midscale segments. Our franchised hotels are dispersed internationally, which reduces our exposure to any one geographic region. Approximately 79% of the hotel rooms, or over 470,000 rooms, in our franchised hotels are located throughout the United States, and approximately 21% of the hotel rooms, or approximately 123,000 rooms, are located outside of the United States. In addition, our franchise systems are dispersed among numerous franchisees, which reduces our exposure to any one lodging franchisee. Of our approximately 6,100 lodging franchisees, no one franchisee accounts for more than 2% of our franchised hotels. Our lodging business franchises under two models. In North America, we generally employ a direct franchise model whereby we contract with and provide services and assistance with reservations directly to independent owner-operators of hotels. In other parts of the world, we employ either a direct franchise model or a master franchise model whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party’s country or region.

Our lodging business provides our franchised hotels with a suite of operational and administrative services, including access to a central reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing. We also provide our franchisees, as well as our managed hotels, with the Wyndham Rewards loyalty program, which is the world’s largest hotel rewards program as measured by the number of participating hotels. As of December 31, 2008, we were providing hotel management services to 34 hotels associated with either the Wyndham Hotels and Resorts brand, the Ramada brand or the CHI joint venture. Our hotel management business offers owners of hotels professional oversight and comprehensive operations support.

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

We also earn revenue providing hotel management services, which revenues include management fees, service fees and reimbursement revenues. Our management fees are comprised of base fees, which typically are calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which typically are calculated based upon a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. Reimbursement revenues are intended to cover expenses incurred by the hotel management business on behalf of the managed hotels, primarily consisting of payroll costs for operational employees who work at the hotels. We also earn revenue from the Wyndham Rewards program when a member stays at a participating hotel. These revenues are derived from a fee charged to the franchisee/managed property owner based upon a percentage of room revenue generated from such stay.

Lodging Brands

Our widely-known lodging brands are (hotel and room data as of December 31, 2008):

•	Wyndham Hotels and Resorts. The Wyndham Hotels and Resorts brand was founded in 1981, and we acquired the brand in 2005. Wyndham Hotels and Resorts serves the upscale segment of the lodging industry with 82 hotels and 21,724 rooms located in the United States, the Caribbean, Mexico, the United Kingdom, Czech Republic, Hungary, Malta, Portugal, Russia, Libya, and Canada. There are also 9 hotels and 3,145 rooms located in Mexico that are affiliated with the Wyndham Hotels and Resorts brand. Wyndham Hotels and Resorts offers signature programs, which include: Wyndham ByRequest, a guest recognition program that provides returning guests with personalized accommodations and Meetings ByRequest, which is designed to help groups plan meetings and features 24-hour turnaround on all correspondence between the group’s meeting planner and Wyndham’s meetings manager, Internet connectivity and catering options.

•	Wingate by Wyndham. We created and launched the Wingate Inn brand in 1995 and opened the first hotel a year later. We renamed the Wingate Inn brand to Wingate by Wyndham in 2007. The all-new-construction Wingate by Wyndham brand serves the upper midscale segment of the lodging industry and franchises 164 hotels with 15,051 rooms located in the United States, Canada and Mexico. Wingate by Wyndham hotels currently offer all-inclusive pricing that includes the price of the room; complimentary wired and wireless high-speed Internet access, faxes and photocopies, deluxe continental breakfast, local calls and access for long-distance calls, and access to a 24-hour self-service business center equipped with computers with high-speed Internet access, a fax, a photocopier and a printer. Each hotel features a boardroom and meeting rooms with high-speed Internet access, a fitness room with a whirlpool and, at most locations, a swimming pool. Wingate by Wyndham hotels currently do not offer food and beverage services.

•	Ramada Worldwide. The Ramada brand was founded in 1954. We licensed the United States and Canadian trademark rights to the Ramada brand prior to acquiring the rights in 2002 and acquired the ownership rights to the brand on a worldwide basis in 2004. The Ramada brand serves the midscale and upscale segments of the lodging industry in the United States, Germany, the United Kingdom, Canada, China and other international regions. In North America, we serve the midscale segment through Ramada, Ramada Hotel, Ramada Plaza and Ramada Limited, and internationally we serve the midscale and upscale segments of the lodging industry through Ramada Resort, Ramada Hotel and Resort, Ramada Hotel and Suites, Ramada Plaza and Ramada Encore. Ramada Worldwide franchises 897 hotels with 114,986 rooms globally.

•	Baymont Franchise Systems. Founded in 1976 under the Budgetel Inns brands, the system was converted in 1999 to the Baymont Inn & Suites brand. We acquired the brand in April 2006. Baymont Franchise Systems primarily serves the midscale segment of the lodging industry and franchises 227 hotels with 19,090 rooms located in the United States. Following the closing of our acquisition of the franchise business of Baymont Inn & Suites, we announced our intent to consolidate the AmeriHost-branded properties with our newly acquired Baymont-branded properties to create a more significant midscale brand. This consolidation is expected to be completed by the end of the first quarter 2009. Baymont Inn & Suites rooms feature oversized desks, ergonomic chairs and task lamps, voicemail, free local calls, in-room coffee maker, iron and ironing board, hair dryer and shampoo, television with premium channels, pay-per-view movies and/or satellite movies and video games. Most locations feature high-speed Internet access, a swimming pool, airport shuttle service and a fitness center. Baymont hotels currently do not offer food and beverage services.

•	Days Inns Worldwide. The Days Inn brand was created by Cecil B. Day in 1970, when the lodging industry consisted of only a dozen national brands. We acquired the brand in 1992. Days Inns Worldwide serves the upper economy segment of the lodging industry with 1,880 hotels with 152,971 rooms in the United States, Canada, China, the United Kingdom and other international regions. In the United States, we serve the upper economy segment of the lodging industry through Days Inn, Days Hotel and Days Suites, and internationally, we serve the upper economy segment of the lodging industry through Days Hotels, Days Inn and Days Serviced Apartments. Many properties offer on-site restaurants, lounges, meeting rooms, banquet facilities, exercise centers and a complimentary continental breakfast and newspaper each morning. Each Days Suites room provides separate living and sleeping areas, with a telephone and television in each area. Each Days Inn Business Place room currently offers high-intensity lighting, a large desk, a microwave/refrigerator unit, a coffeemaker, an iron and ironing board, and snacks and beverages.

•	Super 8 Worldwide. The first motel operating under the Super 8 brand opened in October 1974. We acquired the brand in 1993. Super 8 serves the economy segment of the lodging industry. Super 8 franchises 2,110 hotels with 130,920 rooms located in the United States, Canada and China. Super 8 hotels currently provide complimentary continental breakfast. Participating motels currently allow pets and offer local calls for free, fax and copy services, microwaves, suites, guest laundry, exercise facilities, cribs, rollaway beds and pools.

•	Microtel Inns & Suites. The first Microtel Inns opened in 1996. We acquired the brand in July 2008. Microtel Inns & Suites has been ranked highest in guest satisfaction among economy/budget hotel chains in the J.D. Power and Associates 2008 North America Hotel Guest Satisfaction Index Studysm. Microtel is the only economy/budget brand in the hotel industry to have received this recognition seven successive times. Microtel serves the economy segment of the lodging industry. Microtel franchises 308 hotels with 22,106 rooms located in the United States and select international regions, including the Philippines. These hotels feature free local and long-distance phone calls within the continental United States, high-speed wired and wireless Internet access, expanded cable television, in-room coffeemaker and continental breakfast.

•	Howard Johnson International. The Howard Johnson brand was founded in 1925 by entrepreneur Howard Dearing Johnson as an ice cream stand within an apothecary shop and the first hotel operating under the brand opened in 1954. We acquired the brand in 1990. Howard Johnson serves the midscale segment of the lodging industry through Howard Johnson Plaza and Howard Johnson Hotel and the economy segment of the lodging industry through Howard Johnson Inn and Howard Johnson Express. Howard Johnson franchises 482 hotels with 47,177 rooms located in the United States, China, Mexico and other international regions. Participating hotels offer standard business amenities, a 25-inch television and free access for long-distance calls.

•	Hawthorn Suites. The Hawthorn chain was founded in 1983. We acquired the brand in July 2008. Hawthorn offers complimentary hot breakfast buffet, kitchen facilities, separate sleeping and living areas, and free high-speed and wireless Internet access. All Hawthorn Suites hotels feature a designated number of rooms that have enhanced features for travelers with disabilities. Hawthorn serves the midscale segment by offering an extended stay product. Hawthorn franchises 90 hotels with 8,423 rooms in the United States and select international regions, including the United Arab Emirates.

•	Travelodge Hotels. In 1935, founder Scott King established his first motor court operating under the Travelodge brand. We acquired the brand (in North America only) in 1996. Travelodge Hotels franchises 479 hotels with 36,154 rooms located in the United States, Canada and Mexico. Travelodge Hotels serves the economy segment of the lodging industry in the United States through Travelodge, Travelodge Suites and Thriftlodge hotels.

•	Knights Franchise Systems. The Knights Inn brand was created in 1972. We acquired the brand in 1995. Knights Franchise Systems serves the lower economy segment of the lodging industry with 301 hotels with 19,542 rooms located in the United States and Canada.

System Performance and Distribution

The following table provides operating statistics for our brands and for unmanaged, affiliated and managed non-proprietary hotels. The table includes information as of and for the year ended December 31, 2008. We derived occupancy, ADR and RevPAR from information we received from our franchisees.

							Average
							Revenue Per
		Average			Average	Average	Available
	Primary	Rooms	# of	# of	Occupancy	Daily Rate	Room
Brand	Segment Served (1)	Per Property	Properties	Rooms (2)	Rate	(ADR)	(RevPAR)

Wyndham Hotels and Resorts	Upscale	265	82	21,724	61.0%	$120.79	$73.67
Wingate by Wyndham	Upper Midscale	92	164	15,051	59.5%	$92.29	$54.94
Hawthorn	Midscale	94	90	8,423	57.7%	$88.57	$51.14
Ramada	Upscale & Midscale	128	897	114,986	52.6%	$81.62	$42.94
Baymont	Midscale	84	227	19,090	49.7%	$65.96	$32.80
AmeriHost Inn	Midscale	62	9	561	47.9%	$69.87	$33.47
Days Inn	Upper Economy	81	1,880	152,971	49.9%	$64.57	$32.19
Super 8	Economy	62	2,110	130,920	53.8%	$59.38	$31.95
Howard Johnson	Midscale & Economy	98	482	47,177	46.9%	$64.62	$30.28
Travelodge	Upper & Lower Economy	75	479	36,154	48.3%	$67.50	$32.64
Microtel	Economy	72	308	22,106	54.3%	$60.00	$32.55
Knights Inn	Lower Economy	65	301	19,542	41.0%	$43.40	$17.80
Unmanaged, Affiliated and Managed, Non-Proprietary	Luxury & Upper
Hotels (3)	Upscale	298	14	4,175	N/A	N/A	N/A

Total		84	7,043	592,880	51.4%	$69.52	$35.74

(1)	The “economy” segments discussed here, while included in the Smith Travel Research chain-scale Economy segment represented in the table on page 4 of this Annual Report on Form 10-K, provide a greater degree of differentiation to correspond with the price sensitivities of our customers by brand. The “midscale” segment discussed here encompasses both the Smith Travel Research “midscale without food and beverage” and “midscale with food and beverage” segments.
(2)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.
(3)	Represents (i) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (ii) properties managed under the CHI Limited joint venture. These properties are not branded; as such, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant.

The following table provides a summary description of our system size (including managed non-proprietary hotels) by geographic region as of and for the year ended December 31, 2008.

			Average		Average Revenue
	# of	# of	Occupancy	Average Daily	Per Available
Region	Properties	Rooms (1)	Rate	Rate (ADR)	Room (RevPAR)

United States	6,015	470,197	50.3%	$65.25	$32.79
Canada	447	36,754	57.0%	$93.05	$53.01
Europe (2)	225	28,924	61.3%	$94.80	$58.13
Asia/Pacific	224	36,510	52.2%	$54.81	$28.64
Latin/South America	94	13,621	49.8%	$90.62	$45.10
Middle East/Africa (2)	38	6,874	60.0%	$106.97	$64.22

Total	7,043	592,880	51.4%	$69.52	$35.74

(1)	From time to time, as a result of hurricanes, other adverse weather events and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair and renovation and therefore may be unavailable.
(2)	Europe and Middle East include affiliated properties/rooms and properties/rooms managed under the CHI Limited joint venture. Some of these properties are not branded; as such, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant and, therefore, have not been reflected in the table.

Franchise Development

Under our direct franchise model, we principally market our lodging brands to independent hotel owners and to hotel owners who have the right to terminate their franchise affiliations with other lodging brands. We also market franchises under our lodging brands to existing franchisees because many own, or may own in the future, other hotels that can be converted to one of our brands. Under our master franchise model, we principally market our lodging brands to third parties that assume the principal role of franchisor, which entails selling individual franchise agreements and providing quality assurance, marketing and reservations support to franchisees. As part of our franchise development strategy, we employ national and international sales forces that we compensate in part through commissions. Because of the importance of existing franchised hotels’ performance to our sales strategy, a significant part of our franchise development efforts is to ensure that our franchisees provide quality services to maintain the satisfaction of customers.

Franchise Agreements

Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, and gives the franchisor and franchisee certain rights to terminate the franchise agreement before the conclusion of the term of the agreement under certain circumstances, such as upon designated anniversaries of the franchised hotel’s opening or the date of the agreement. Early termination options in franchise agreements give us flexibility to eliminate or re-brand franchised hotels if such properties become weak performers, even if there is no contractual failure by the franchisee. We also have the right to terminate a franchise agreement for failure by a franchisee to (i) bring its properties into compliance with contractual or quality standards within specified periods of time, (ii) pay required franchise fees or (iii) comply with other requirements of its franchise agreement.

Master franchise agreements, which are individually negotiated and vary among our different brands, typically contain provisions that permit us to terminate the agreement if the other party to the agreement fails to meet specified development schedules. The terms of our master franchise agreements generally are competitive with industry averages within industry segments.

Sales and Marketing of Hotel Rooms

We use the marketing fees that our franchisees pay to us to promote our brands through media advertising, direct marketing, direct sales, promotions and publicity. A portion of the funds contributed by the franchisees of any one particular brand is used to promote that brand, whereas the remainder of the funds is allocated to support the cost of multibrand promotional efforts and to our marketing and global sales team, which includes, among others, our worldwide sales, public relations and direct marketing teams.

Our public relations team extends the reach and frequency of our paid advertising by generating extensive, free exposure for our brands in trade and consumer media including USA TODAY, The New York Times, Lodging Hospitality, Hotel/Motel Management and other widely-read publications.

Central Reservations and Internet Bookings

In 2008, we booked on behalf of our franchised and managed hotels approximately 3.5 million rooms by telephone, approximately 13.3 million rooms through the Internet and approximately 2.4 million rooms through global distribution systems, with a combined value of approximately $1.5 billion in bookings. Additionally, our global sales team generated leads for bookings from group and meeting planners, tour operators, travel agents, government and military clients, and corporate and small business accounts. We maintain contact centers in Saint John and Fredericton, New Brunswick, Canada; Aberdeen, South Dakota; and Manila, Philippines that handle bookings generated through our toll-free brand numbers. We maintain numerous brand websites to process online room reservations, and we utilize global distribution systems to process reservations generated by travel agents and third-party Internet booking sources, including Orbitz.com, Hotwire.com, Travelocity.com, Expedia.com, Hotels.com and Priceline.com. To ensure we receive bookings by travel agents and third-party Internet booking sources, we also provide direct connections between our central reservations system and some third-party Internet booking sources. The majority of hotel room nights are sold by our franchisees to guests who seek accommodations on a walk-in basis or through calls made directly to hotels, which we believe is attributable in part to the strength of our lodging brands and loyalty program. Through our various channels such as telephone, Internet, loyalty program and global distribution systems, we booked approximately 33% of the total system’s gross room revenues on behalf of our franchised and managed hotels.

Since 2004, bookings made directly by customers on our brand websites have been increasing at a CAGR (over the five year period) of approximately 16%, and increased to over 7.6 million room nights per year in 2008. Since 2004, bookings made through third-party Internet booking sources increased at a CAGR (over the five year period) of approximately 11% while bookings made through global distribution systems increased at a CAGR (over the five year period) of approximately 3%.

Loyalty Programs

The Wyndham Rewards program, which was introduced in 2003, has grown steadily to become the lodging industry’s largest loyalty program as measured by the number of participating hotels. As of December 31, 2008, there were over 6,000 hotels participating in the program. With over 40 other partners participating in the program, Wyndham Rewards offers its members several options to accumulate points. Members, for example, may accumulate points by staying in hotels franchised under one of our brands or by purchasing everyday products and services from the various businesses that participate in the program. When staying at hotels franchised under one of our brands, Wyndham Rewards members may elect to earn airline miles or rail points instead of Wyndham Rewards points. Businesses where points can be earned generally pay a fee to participate in the program; such fees are then used to support the program’s marketing and operating expenses. Wyndham Rewards members have over 400 options to redeem their points. Members, for example, may redeem their points for hotel stays, airline tickets, resort vacations, electronics, sporting goods, movie and theme park tickets, and gift certificates. As of December 31, 2008, Wyndham Rewards had more than 7.6 million active members, which we define as any customer who has enrolled, earned or redeemed in the Wyndham Rewards program over the past 18 months, and the program added approximately 320,000 members per month in 2008.

Hotel Management Services

As of December 31, 2008, our lodging business was providing hotel management services to 34 properties associated with either the Wyndham Hotels and Resorts brand or the CHI joint venture. Our hotel management business offers owners of hotels professional oversight and comprehensive operations support, including hiring, training, purchasing, revenue management, sales and marketing, food and beverage services and financial analysis. Our management fee is generally based on a percentage of each hotel’s gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The terms of our management agreements vary based on the unique nature of each agreement. In general, under our management agreements, all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses.

Strategies

We intend to continue to accelerate growth of our lodging business by (i) focusing resources on key markets; (ii) aligning franchisee-facing functions and strengthening our owner and guest value propositions through exceptional customer service; and (iii) promoting more efficient channel management to further drive revenue to our franchised locations and managed properties. Our plans generally focus on pursuing these strategies organically.

Global Room Growth

Our strategy for achieving global room growth reflects a focused approach. We intend to grow our upscale and midscale brands in North America while continuing to maintain our leadership position in the economy segment. We also intend to concentrate our efforts for international growth on certain key growth markets including the UK, Germany, China, India, Mexico and the Caribbean, where we will deploy both direct and master franchising models, management agreements and joint venture models where appropriate. We will optimize system growth by strategically adding franchised hotels in markets where certain of our brands are underrepresented and also by targeting key locations for our Wyndham brand. We will continue to complement the Wingate by Wyndham product with Wyndham brand recognition and also intend to pursue a similar endorsement strategy for the Hawthorn brand. We may, at our discretion, provide development advances to certain of our franchisees or property owners in our managed business in order to assist such franchisees/property owners in converting to one of our brands, building a new hotel to be flagged under one of our brands or in assisting in other franchisee expansion efforts.

Customer Service

Our customer service strategy is focused on increasing our franchisee and consumer value proposition. To further optimize our franchisee customer service, we will continue to coordinate and align all franchisee-facing functions, including our franchisee services, quality assurance and training departments. We will continue to increase our consumer value proposition by improving the customer experience through ongoing training enhancements.

Revenue Generation

In order to continue to drive revenue to our owners, we will further capitalize upon our expertise in revenue generating areas, including e-commerce, revenue management and group sales. By consolidating all of our e-commerce expertise, we will optimize our existing brand websites and e-commerce platforms, while developing business-building online marketing campaigns. Our revenue management services add value to our franchisees by improving rate and inventory management capabilities, while our group sales team will be singularly focused on driving group business to our properties.

Seasonality

Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year. Because of increased leisure travel and the related ability to charge higher ADRs during the spring and summer months, hotels we franchise or manage typically generate higher revenue during these months. Therefore, any occurrence that disrupts travel patterns during the spring or summer could have a greater adverse effect on the annual performance of our franchised hotels and managed properties and consequently on our results. We do not currently expect any change to these seasonal trends.

Competition

Competition is robust among the national lodging brand franchisors to grow their franchise systems. The lodging companies that we primarily compete with in the upscale and midscale segments include Marriott International Inc., Hilton Hotels Corporation, Starwood Hotels & Resorts Worldwide, Inc., Choice Hotels International, Inc., InterContinental Hotels Group PLC and Global Hyatt Corporation. The lodging companies that we primarily compete with in the economy segment include Choice Hotels International, Inc., InterContinental Hotels Group PLC, Accor SA and Best Western.

We believe that competition for the sales of franchises in the lodging industry is based principally upon the perceived value and quality of the brands and the services offered to franchisees. We believe that the perceived value of a brand name to prospective franchisees is, to some extent, a function of the success of the existing hotels franchised under the brands. We believe that prospective franchisees value a franchise based upon their views of the relationship between the costs, including costs of conversion and affiliation, to the benefits, including potential for increased revenue and profitability, and upon the reputation of the franchisor.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels; however, any economic downturn affecting all of the United States could limit the benefits from this geographic diversity.

Trademarks

We own the trademarks “Wyndham Hotels and Resorts,” “Wingate by Wyndham,” “Ramada,” “Baymont,” “Hawthorn,” “Days Inn,” “Super 8,” “Microtel,” “Howard Johnson,” “AmeriHost Inn,” “Travelodge” (in North America only), “Knights Inn,” “Wyndham Rewards” and related trademarks and logos. Such trademarks and logos are material to the businesses that are part of our lodging business. Our franchisees and our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations.

GROUP RCI

Vacation Exchange and Rentals Industry Overview

The estimated $44 billion global vacation exchange and rentals industry has been a growing segment of the hospitality industry. Industry providers offer products and services to both leisure travelers and vacation property owners, including owners of second homes and vacation ownership interests. The vacation exchange and rentals industry offers leisure travelers access to a range of fully-furnished vacation properties, which include privately-owned vacation homes, apartments and condominiums, vacation ownership resorts, inventory at hotels and resorts, villas, cottages, boats and yachts. Providers offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have ease of access to such choices. For vacation property owners, affiliations with vacation exchange companies allow such owners to exchange their interests in vacation properties for vacation time at other properties or for other various products and services. Additionally, affiliation with vacation rental companies provides property owners the ability to have their properties marketed and rented, as desired and, in some instances, to transfer the responsibility of managing such properties.

The vacation exchange industry provides to owners of intervals flexibility through vacation exchanges. Companies that offer vacation exchange services include, among others RCI (our global vacation exchange business and the world’s largest vacation exchange network), Interval Leisure Group, Inc. (a third-party exchange company), and numerous smaller companies, some of which are solely internet based. In addition, some companies that develop vacation ownership resorts and market vacation ownership interests offer exchanges through internal networks of properties. To participate in a vacation exchange, an owner generally contributes intervals to an exchange company’s network and then indicates the particular resort or geographic area to which the owner would like to travel, the size of the unit desired and the period during which the owner would like to vacation. The exchange company then rates the owner’s contributed intervals based upon a number of factors, including the location and size of the unit or units, the quality of the resort or resorts and the time period or periods during which the intervals entitle the owner to vacation. The exchange company then generally offers the owner a vacation with a comparable rating to the vacation that the owner contributed. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for facilitating exchanges and through annual membership dues. In 2007, 78% of owners of intervals were members of vacation exchange companies, and approximately three-fifths of such owners exchanged their intervals through such exchange companies.

The overall trend in the vacation exchange industry has been growth in the number of members of vacation exchange companies. We believe that current economic conditions will result in slower growth in the near term, but believe that the longer term trends will support a return to stronger growth. Longer term, we believe one factor supporting growth in the vacation exchange industry will be growth in the premium and luxury segments of the vacation ownership industry through the increased sales of vacation ownership interests at high-end luxury resorts and the development of vacation ownership properties and products around the world. In 2007, there were approximately 6.2 million members industry-wide who completed approximately 3.6 million exchanges. We believe that existing trends within the vacation exchange industry reflect that timeshare vacation ownership developers are enrolling members in private label clubs, whereby the members have the option to exchange within the club or through external exchange channels. Such trends have a positive impact on the average number of members, but an opposite effect on the number of exchange transactions per average member and revenue per member.

The vacation rental industry offers vacation property owners the opportunity to rent their properties to leisure travelers for periods of time when the properties are unoccupied. The vacation rental industry is not as organized as the lodging industry in that the vacation rental industry, we believe, has no vacation rental-specific global reservation systems or brands. The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners. Although these owners sometimes rent their properties directly, vacation rental companies often assist in renting owners’ properties without the benefit of globally recognized brands or international marketing and reservation systems. Typically, vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, vacation rental companies earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

We believe that as of December 31, 2008, there were approximately 1.3 million and 1.7 million vacation properties available for rental in the United States and Europe, respectively. In the United States, the vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, the vacation properties available for rental include individual homes and apartments, campsites and vacation park bungalows. Individual owners of vacation properties in the United States and Europe may own their properties as investments and may sometimes use such properties for portions of the year.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the availability of lower-cost and flexible transportation options; (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions; (iii) the emergence of attractive, low-cost destinations, such as Eastern Europe; and (iv) increasing awareness of vacation rental options among Americans. The demand per year for vacation rentals in Europe and the United States is approximately 48 million vacation weeks, 28 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional in that leisure travelers who rent properties often live relatively close to such properties. Some leisure travelers, however, travel relatively long distances from their homes to vacation properties in domestic or international destinations. We believe that current economic conditions will result in slower growth in the near term, but believe that the longer term trends will support a return to stronger growth.

The destinations where leisure travelers from Europe, the United States, South Africa and Australia generally rent properties vary by country of origin of the leisure travelers. Leisure travelers from Europe generally rent properties in European destinations, including Spain, France, the United Kingdom, Italy and Portugal. Demand from European leisure travelers has recently been shifting beyond traditional Western Europe, based on political stability across Europe, increased accessibility of Eastern Europe and the expansion of the European Union. Demand by leisure travelers from the United States is focused on rentals in seaside destinations, such as Hawaii, Florida and the Carolinas, in ski destinations such as the Rocky Mountains, and in urban centers such as Las Vegas, Nevada; San Francisco, California; and New York City. Demand is also growing for destinations in Mexico and the Caribbean by leisure travelers from the United States.

We believe that the overall supply of vacation rental properties has grown primarily because of the increasing desire by existing owners of second homes to gain an earnings stream evidenced by homes not previously rented appearing on the market.

Group RCI Overview

Group RCI, our vacation exchange and rentals business, provides vacation exchange products and services to developers, managers and owners of intervals of vacation ownership interests, and markets vacation rental properties. We are the world’s largest vacation exchange network and among the world’s largest global marketers of vacation rental properties. Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to over 73,000 vacation properties, which are comprised of over 4,000 vacation ownership resorts around the world through our vacation exchange business and almost 69,000 vacation rental properties that are located principally in Europe, which we believe makes us one of the world’s largest marketers of European vacation rental properties as measured by the number of properties we market for rental. Each year, our vacation exchange and rentals business provides more than four million leisure-bound families with vacation exchange and rentals products and services. The properties available to leisure travelers through our vacation exchange and rentals business include hotel rooms and suites, houses, villas, cottages, bungalows, campgrounds, vacation ownership condominiums, city apartments, fractional private residences, luxury destination clubs and yachts. We offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access, and we offer property owners marketing services, quality control services and property management services ranging from key-holding to full property maintenance for such properties. Our vacation exchange and rentals business has approximately 60 worldwide offices. We market our products and services using eight primary consumer brands and other related brands.

Throughout this document, we use the term “inventory” in the context of our vacation exchange and rentals business to refer to intervals of vacation ownership interests and primarily independently owned properties, which include hotel rooms and suites, houses, villas, cottages, bungalows, campgrounds, vacation ownership condominiums, city apartments, fractional private residences, luxury destination clubs and yachts. In addition, throughout this document, we refer to intervals of vacation ownership interests as “intervals” and individuals who purchase vacation rental products and services from us as “rental customers.”

Our vacation exchange and rentals business primarily derives its revenues from fees. Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and exchange fees for facilitating transactions. Our vacation exchange business also derives revenues from ancillary services, including additional services provided to transacting members, programs with affiliated resorts, club servicing, travel agency services and loyalty programs. Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 45% of the gross booking fees for non-proprietary inventory, as compared to properties that we own or operate under long-term capital leases where we receive 100% of the revenue. Our vacation rentals business also derives revenues from ancillary services delivered on-site for owned and managed properties. The revenues generated in our vacation exchange and rentals business are substantially derived from the direct customer relationships we have with our 3.8 million vacation exchange members, our nearly 45,000 independent property owners and the affiliated developers of more than 4,000 resorts. No one customer, customer group or developer accounts for more than 4% of our vacation exchange and rentals revenues.

Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. Our primary vacation exchange business consists of the operation of worldwide exchange programs for owners of intervals. In addition, our vacation exchange business provides consulting services for the development of tourism-oriented real estate, loyalty programs, in-house travel agency services, and third-party vacation club services.

We operate our vacation exchange business, RCI, through three worldwide exchange programs that have a member base of vacation owners who are generally well-traveled and who want flexibility and variety in their travel plans each year. Our vacation exchange business’ three exchange programs, which serve owners of intervals at affiliated resorts, are RCI Weeks, RCI Points and The Registry Collection. Participants in these exchange programs pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services. We refer to participants in these three exchange programs as “members.” In addition, the Endless Vacation® magazine is the official travel publication of our RCI Weeks and RCI Points exchange programs, and certain members can obtain the benefits of participation in our RCI Weeks and RCI Points exchange programs only through a subscription to Endless Vacation magazine. The use of the terms “member” or “membership” with respect to either the RCI Weeks or RCI Points exchange program is intended to denote subscription to Endless Vacation magazine.

The RCI Weeks exchange program is the world’s largest vacation ownership exchange network and generally provides members with flexibility to trade week-long intervals in units at their resorts for week-long intervals in comparable units at the same resorts or at comparable resorts.

The RCI Points exchange program, launched in 2000, is a global points-based exchange network, which allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for other products and services which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other products and services, our vacation exchange business can recoup the expense of providing these other products and services by renting the vacation properties for which the members could have redeemed their points.

We believe that The Registry Collection exchange program is the industry’s first and largest global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection’s network include higher-end vacation ownership resorts, fractional ownership resorts, condo-hotels and yachts. The Registry Collection allows members to exchange their intervals for the use of other vacation properties within the network or for other products and services, such as airfare, car rentals, cruises, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

We acquire substantially all members of our exchange programs indirectly. In substantially all cases, an affiliated resort developer buys the initial term of an RCI membership on behalf of the consumer when the consumer purchases a vacation interval. This initial term is generally either 1 or 2 years and entitles the vacation ownership interval purchaser to receive periodicals published by RCI and to use the applicable exchange program for an additional fee. The vacation ownership interval purchaser generally pays for membership renewals and any applicable exchange fees for transactions.

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

Our vacation exchange business operates in North America, Europe, Latin America, the Caribbean, Southern Africa, the Asia Pacific region and the Middle East and tailors its strategies and operating plans for each of the geographical environments where RCI has or seeks to develop a substantial member base.

Vacation Rentals

The rental properties we market are principally privately-owned villas, cottages, bungalows and apartments that generally belong to property owners unaffiliated with us. In addition to these properties, we market inventory from our vacation exchange business and from other sources. We market rental properties under proprietary brand names, such as Endless Vacation Rentals by Wyndham Worldwide, Landal GreenParks, Cottages4You, Novasol, Cuendet by Wyndham and Canvas Holidays, and through select private-label arrangements. Most of the rental activity under our brands takes place in Europe, the United States and Mexico, although we have the ability to source and rent inventory in approximately 100 countries. Our vacation rentals business currently has relationships with nearly 45,000 independent property owners in 26 countries, including the United States, United Kingdom, France, Ireland, the Netherlands, Belgium, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Croatia, and certain countries in Eastern Europe, the Pacific Rim and Latin America. We currently make more than 1.3 million vacation rental bookings a year. Our vacation rentals business also has the opportunity to provide inventory to our 3.8 million vacation exchange members. Property owners typically enter into one year or multi-year contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest in, or capital leases for, approximately 10% of the properties in our rental portfolio under the Landal GreenParks brand.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers typically sign long-term agreements each with a duration of up to ten years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. In our vacation rentals business, we enter into exclusive rental agreements with property owners and primarily market properties online and offline to large databases of customers, which generate repeat bookings. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third party travel agencies, tour operators, and online distribution channels to drive additional occupancy. We have also developed specific branded websites, such as EVrentals.com and cottages4you.co.uk, to promote, sell and inform new customers about vacation rentals. Given the diversified nature of our rental brands, there is limited dependence on a single customer group or business partner.

Loyalty Program

Our United States vacation exchange business’ member loyalty program is RCI Elite Rewards, which offers a branded credit card, the RCI Elite Rewards credit card. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues and exchange fees for transactions, and other products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Member and Rental Customer Initiatives

Our vacation exchange and rentals business strives to provide superior service to members and rental customers through our call centers and online distribution channels, to offer certain members and rental customers in Europe, Latin America, Southern Africa, and the Pacific region one-stop shopping through our retail travel agency business, and to target current and prospective members and rental customers through our marketing efforts.

Call Centers

Our vacation exchange and rentals business services its members and rental customers primarily through global call centers. The requests that we receive at our global call centers are handled by our vacation guides, who are trained to fulfill our members’ and rental customers’ requests for vacation exchanges and rentals. When our members’ and rental customers’ primary choices are unavailable in periods of high demand, our guides offer the next nearest match in order to fulfill the members’ and rental customers’ needs. Call centers are currently, and are expected to continue to be, a significant distribution channel and therefore we invest resources and will continue to do so to ensure that members and rental customers continue to receive a high level of personalized customer service through our call centers. We also continue to improve our capabilities on the Internet as a means for members and rental customers to transact. See “Internet” below.

Internet

Given the interest of some of our members and rental customers in doing transactions on the Internet, we invest and will continue to invest in online technologies to ensure that our members and rental customers receive the same level of service online that we provide through our call centers. As an example, we launched enhanced search capabilities for rentals in December 2007 and enhanced search capabilities for RCI Weeks Exchange in November

2008. These capabilities greatly simplify our search process and make it easier for a member to find an appropriate vacation. As our online distribution channels improve, members and rental customers will shift from transacting business through our call centers to transacting business online, which we expect will generate cost savings at our call centers. By offering our members and rental customers the opportunity to transact business either through our call centers or online, we allow our members and rental customers to use the distribution channel with which they are most comfortable. Regardless of the distribution channel our members and rental customers use, our goal is member and rental customer satisfaction and retention.

Travel Agency

We have an established retail travel agency business outside the United States in such locations as Europe, Latin America, Southern Africa and the Pacific. In these regions, our travel agencies provide certain members and rental customers of the vacation exchange and rentals business with one-stop shopping for planning vacations. As part of the one-stop shopping, the travel agencies can arrange for our members’ and rental customers’ transportation, such as flights, ferries and rental cars. In the United States and Canada, we have entered into outsourcing agreements, including one agreement with a former affiliate, to provide our members and rental customers with travel services.

Marketing

We market to our members and rental customers through the use of brochures, magazines, direct marketing, such as direct mail and e-mail, third-party online distribution channels, tour operators and travel agencies. Our vacation exchange and rentals business has over 60 publications involved in the marketing of the business. RCI publishes Endless Vacation magazine, a travel publication that has a circulation of over 1.8 million. Our vacation exchange and rentals business also publishes resort directories and other periodicals related to the vacation and vacation ownership industry and other travel-related services. We acquire the rental customers through our direct-to-consumer marketing, internet marketing and third-party agent marketing programs. We use our publications not only for marketing, but also for member and rental customer retention.

Strategies

We intend to grow our vacation exchange and rentals business profitability by focusing on three core strategies: (i) optimize and expand our vacation exchange business; (ii) expand our rentals business; and (iii) enhance our operating margins. Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Optimize and Expand Exchange

Our strategy for optimizing and expanding our vacation exchange business involves moving to more flexible offerings to maintain our global leadership position in the marketplace. We intend to accomplish this through enhancements to our base products, including RCI Weeks and RCI Points, expanding our presence in the luxury exchange segment via continued focus on The Registry Collection, and leveraging our extensive member database (currently over 3.8 million members) and co-marketing partnerships to drive additional revenue. We also plan to continue to expand our online capabilities and maximize efficiencies by driving more exchange transactions to the Internet. This will improve overall member satisfaction and leverage our investment in information technology to drive cost savings. In addition, we intend to enhance our affiliate and member value propositions by adding new affiliates to our current portfolio and expanding our current affiliate relationships, and by improving marketing and communication with our growing member base. Finally, in order to provide member access to inventory to fuel transactions, we will work more closely with our affiliates and members to secure a broad range of inventory to meet our members’ needs.

Expand Rentals

Our strategy for expanding our rentals business involves building upon our European business model by growing in existing geographies, expanding in high demand destination markets and effectively leveraging our large consumer base. We will continue to grow our Novasol brand in its current geographies, expand the Landal GreenParks model organically, by adding new franchise parks, or through strategic partnerships with third party developers for new parks, and grow our Holiday Cottages Group of brands, by targeting the UK customer.

In the U.S., we will leverage our European rental expertise to grow our presence in the vacation rental category, which is currently fragmented and unorganized. We will do this by building brand awareness across all channels including online travel agents such as Travelocity and Orbitz. We will consider appropriate acquisition opportunities to help us build our position in the U.S. vacation rentals market.

Enhance Margins

We plan to continue to reduce costs, improve efficiency and evaluate opportunities to improve pricing and yield across all our businesses in response to the current economic downturn. One example of these efforts is our recent restructuring initiative. In Exchange, we have a comprehensive program to improve internet capabilities that, in addition to improving member satisfaction and retention, is expected to reduce operating costs. In Rentals, we will look for opportunities to leverage our multiple European rental businesses where appropriate to build a pan-European offering.

Seasonality

Vacation exchange and rentals revenues are generally higher in the first and third quarters than in the second or fourth quarters. Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned from booking vacation rentals to rental customers are usually highest in the third quarter, when vacation rentals are highest. More than half of our vacation rental customers book their reservations within 11 weeks of departure dates and more than 70% of our rental customers book their reservations within 20 weeks of departure dates. In 2008, these trends changed and booking windows shortened, however, we cannot predict whether this booking trend will continue in the future.

Competition

The vacation exchange and rentals business faces competition throughout the world. Our vacation exchange business competes with Interval Leisure Group, Inc. which is a third-party international exchange company, with regional and local vacation exchange companies and with Internet-only limited service exchanges. In addition, certain developers offer exchanges through internal networks of properties, which can be operated by us or by the developer, that offer owners of intervals access to exchanges other than those offered by our vacation exchange business. Our vacation rentals business faces competition from a broad variety of professional vacation rental managers and rent-by-owner channels that collectively use brokerage services, direct marketing and the Internet to market and rent vacation properties. For rentals in Europe these include Center Parcs, HomeAway, Interhome, Inter Chalet and Pierre et Vacances. In the U.S., these companies include HomeAway and ResortQuest.

Trademarks

We own the trademarks “RCI,” “RCI Points,” “The Registry Collection,” “Landal GreenParks,” “Cottages4You,” “Novasol,” “Cuendet,” “Canvas,” “Endless Vacation” and “Endless Vacation Rental” as well as other various trademarks and logos. Such trademarks and logos are material to the businesses that are part of our vacation exchange and rentals business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office and/or with the relevant authorities in major countries worldwide where these businesses have significant operations.

WYNDHAM VACATION OWNERSHIP

Vacation Ownership Industry Overview

The $11 billion global vacation ownership industry, which is also referred to as the timeshare industry, is a component of the domestic and international hospitality industry. The vacation ownership industry enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specific period of time. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations at hotels or owning vacation properties. Owners of vacation ownership interests are not subject to the variance in room rates to which lodging customers are subject, and vacation ownership units are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than do traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the United States shortly thereafter. The vacation ownership industry expanded slowly in the United States until the mid-1980s. From the mid-1980s through 2007, the vacation ownership industry grew at a double-digit CAGR, although sales are believed to have slowed in 2008 and are expected to decline during 2009. Based on ARDA research, domestic sales of vacation ownership interests were approximately $11 billion in 2007 compared to $6.5 billion in 2003. ARDA estimated that on January 1, 2008, there were approximately 4.7 million households that owned one or more vacation ownership interests in the United States.

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

Demographic factors explain, in part, the growth of the industry. A 2008 study of recent vacation ownership purchasers revealed that the average purchaser was 53 years of age and had a median household income of $73,000. The average purchaser in the United States, therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We believe that baby boomers will continue to have a positive influence on the vacation ownership industry. However, we expect that industry-wide gross vacation ownership sales will decline during 2009 due to the current economic environment. According to ARDA, the industry could see as much as a 20% decline in sales if the current economic environment does not improve.

According to information compiled by ARDA, the four primary reasons consumers cite for purchasing vacation ownership interests are: (i) flexibility with respect to different locations, unit sizes and times of year, (ii) the certainty of quality accommodations, (iii) credibility of the timeshare company and (iv) the opportunity to exchange into other resort locations. According to a 2008 ARDA study, nearly 85% of owners of vacation ownership interests expressed a general level of satisfaction with owning timeshare. With respect to exchange opportunities, most owners of vacation ownership interests can exchange vacation ownership interests through exchange companies and through the applicable vacation ownership company’s internal network of properties.

Wyndham Vacation Ownership Overview

Wyndham Vacation Ownership, our vacation ownership business, includes marketing and sales of vacation ownership interests, consumer financing in connection with the purchase by individuals of vacation ownership interests, property management services to property owners’ associations, and development and acquisition of vacation ownership resorts. We operate our vacation ownership business through our two primary brands, Wyndham Vacation Resorts and WorldMark by Wyndham. We have the largest vacation ownership business in the world as measured by the numbers of vacation ownership resorts, vacation ownership units and owners of vacation ownership interests and by annual revenues associated with the sale of vacation ownership interests. As of December 31, 2008, we have developed or acquired approximately 150 vacation ownership resorts in the United States, Canada, Mexico, the Caribbean and the South Pacific that represent approximately 20,000 individual vacation ownership units and over 830,000 owners of vacation ownership interests. During 2008, Wyndham Vacation Ownership expanded its portfolio with the addition of ten resorts in Santee, South Carolina; New Orleans, Louisiana; Steamboat Springs, Colorado; Taos, New Mexico; Santa Fe, New Mexico; Las Vegas, Nevada; Long Beach, Washington; New Braunfels, Texas; Anaheim, California; and Wanaka, New Zealand, and added additional inventory at locations in Florida, Tennessee and Hawaii. During 2008, we recorded almost $2.0 billion in gross vacation ownership interest sales. In response to worldwide economic conditions impacting the general availability of credit on which our vacation ownership business has historically been reliant, we announced in late 2008 a plan to reduce our 2009 revenues by approximately 40% as compared to 2008 in order to reduce our need to access the asset-backed securities markets in 2009 and beyond, and also significantly reduce costs and capital needs while enhancing cash flow.

Our primary vacation ownership brands, Wyndham Vacation Resorts and WorldMark by Wyndham, operate vacation ownership programs through which vacation ownership interests can be redeemed for vacations through points- or credits-based internal reservation systems that provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. The points- or credits-based reservation systems offer owners redemption opportunities for other travel and leisure products that may be offered from time to time, and the opportunity for owners to use our products for one or more vacations per year based on level of ownership. Our vacation ownership programs allow us to market and sell our vacation ownership products in variable quantities as opposed to the fixed quantity of the traditional, fixed-week vacation ownership, which is primarily sold on a weekly interval basis, and to offer to existing owners “upgrade” sales to supplement such owners’ existing vacation ownership interests. Although we operate Wyndham Vacation Resorts and WorldMark by Wyndham as separate brands, we have integrated substantially all of the business functions of Wyndham Vacation Resorts and WorldMark by Wyndham, including consumer finance, information technology, certain staff functions, product development and certain marketing activities.

Our vacation ownership business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. Because revenues from sales of vacation ownership interests and consumer finance in connection with such sales depend on the number of vacation ownership units in which we sell vacation ownership interests, increasing the number of such units is important to achieving our revenue goals. Because revenues from property management depend on the number of units we manage, increasing the number of such units has a direct effect of increasing our revenue from property management.

Sales and Marketing of Vacation Ownership Interests and Property Management

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

Vacation Ownership Interests, Portfolio of Resorts and Maintenance Fees. The vacation ownership interests that Wyndham Vacation Resorts markets and sells consist of fixed weeks and undivided interests. A fixed week entitles an owner to ownership and usage rights with respect to a unit for a specific week of each year, whereas an undivided interest entitles an owner to ownership and usage rights that are not restricted to a particular week of the year. These vacation ownership interests each constitute a deeded interest in real estate and on average sold for approximately $19,000 in 2008. As of December 31, 2008, approximately 515,000 owners held interests in Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts properties are located primarily in the United States and, as of December 31, 2008, consisted of 71 resorts (six of which are shared with WorldMark by Wyndham) that represented approximately 12,700 units.

The majority of the resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World® Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg® in Virginia; and the Hawaiian Islands. Most Wyndham Vacation Resorts properties are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI, which awards to the top 10% of RCI affiliated vacation ownership resorts throughout the world designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort for exceptional resort standards and service levels. Among Wyndham Vacation Resorts’ 71 resort properties, 53 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation ownership interests pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts. The annual maintenance fee associated with the average vacation ownership interest purchased ranges from approximately $400 to approximately $900. These fees generally are used to renovate and replace furnishings, pay operating, maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Wyndham Vacation Resorts, as the owner of unsold inventory at resorts, also pays maintenance fees to property owners’ associations in accordance with the legal requirements of the states or jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, Wyndham Vacation Resorts enters into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to vacation ownership interests that have not yet been sold.

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

Owners who participate in FairShare Plus assign their rights to use fixed weeks and undivided interests, as applicable, to a trust in exchange for the right to reserve in the internal reservation system. The number of points that an owner receives as a result of the assignment to the trust of the owner’s right to use fixed weeks or undivided interests, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year associated with the interests assigned to the trust or requested by the owner, as applicable. Participants in FairShare Plus may choose (subject to availability) the Wyndham Vacation Resorts resort properties, length of stay, unit types and times of year, depending on the number of points to which they are entitled and the number of points required to take the vacations of their preference. Participants in the program may redeem their points not only for resort stays, but also for other travel and leisure products that may be offered from time to time. Owners of vacation points are able to borrow vacation points from the next year for use in the current year. Wyndham Vacation Resorts offers various programs that provide existing owners with the opportunity to “upgrade,” or acquire additional vacation ownership interests to increase the number of points such owners can use in FairShare Plus.

Depending on the vacation ownership interest, Wyndham Vacation Resorts not only offers owners the option to make reservations through FairShare Plus, but also offers owners the opportunity to exchange their vacation ownership interests through our vacation exchange business, RCI, or through Interval International, Inc., which is a third-party international exchange company.

Program and Property Management. In exchange for management fees, Wyndham Vacation Resorts, itself or through a Wyndham Vacation Resorts affiliate, manages FairShare Plus, the majority of property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests, and property owners’ associations at resorts developed by third parties. On behalf of FairShare Plus, Wyndham Vacation Resorts or its affiliate manages the reservation system for FairShare Plus and provides owner services and billing and collections services. The term of the trust agreement of FairShare Plus runs through December 31, 2025, and the term is automatically extended for successive ten year periods unless a majority of the members of the program vote to terminate the trust agreement prior to the expiration of the term then in effect. The term of the management agreement, under which Wyndham Vacation Resorts manages the FairShare Plus program, is for five years and is automatically renewed annually for successive terms of five years, provided the trustee under the program does not serve notice of termination to Wyndham Vacation Resorts at the end of any calendar year. On behalf of property owners’ associations, Wyndham Vacation Resorts or its affiliates generally provide day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations. The terms of the property management agreements with the property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests vary; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. At some established sites, the property owners’ associations have entered into property management agreements with professional management companies other than Wyndham Vacation Resorts or its affiliates.

WorldMark by Wyndham

WorldMark by Wyndham develops, markets and sells vacation ownership interests, which are called vacation credits (holiday credits in the South Pacific), in resorts owned by the vacation ownership programs WorldMark, The Club and WorldMark South Pacific Club, which we refer to collectively as the Clubs, which WorldMark by Wyndham formed in 1989 and 2000, respectively. The Clubs provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type, the day of the week and time of year. WorldMark by Wyndham is usually involved in the development of the resorts owned by the Clubs. In addition to developing resorts and marketing and selling vacation credits, WorldMark by Wyndham manages the Clubs and the majority of resorts owned by the Clubs.

In October 1999, WorldMark by Wyndham formed Wyndham Vacation Resorts Asia Pacific Pty. Ltd., a New South Wales corporation, or Wyndham Asia Pacific, as its direct wholly owned subsidiary for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Wyndham Asia Pacific is currently the largest vacation ownership business in Australia, with approximately 42,600 owners of vacation credits as of December 31, 2008. Resorts in the South Pacific typically are owned and operated through WorldMark South Pacific Club, other than 71 units at Denarau Island, Fiji, which are owned by WorldMark, The Club.

Vacation Credits, Portfolio of Resorts and Maintenance Fees. Vacation credits in the Clubs entitle the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. WorldMark by Wyndham and Wyndham Asia Pacific are the developers or acquirers of the resorts that the Clubs own and operate. After WorldMark by Wyndham or Wyndham Asia Pacific develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, as applicable. In exchange for the conveyances, WorldMark by Wyndham or Wyndham Asia Pacific receives the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. Although vacation credits, unlike vacation ownership interests in Wyndham Vacation Resorts resort properties, do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates vacation ownership interests evidenced by deeded interests in real estate. In 2008, the average purchase by a new owner of vacation credits was approximately $12,800. As of December 31, 2008, over 318,000 owners held vacation credits in the Clubs.

WorldMark by Wyndham resorts are located primarily in the Western United States, Canada, Mexico and the South Pacific and, as of December 31, 2008, consisted of 88 resorts (six of which are shared with Wyndham Vacation Resorts) that represented approximately 7,100 units. Of the WorldMark by Wyndham resorts and units, Wyndham Asia Pacific has a total of 17 resorts with approximately 700 units. During 2008, WorldMark by Wyndham expanded its portfolio of resorts to include properties in Taos, New Mexico; Santa Fe, New Mexico; Las Vegas, Nevada; Long Beach, Washington; New Braunfels, Texas; Anaheim, California; and Wanaka, New Zealand.

The resorts in which WorldMark by Wyndham develops, markets and sells vacation credits are primarily drive-to resorts. Most WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI. Among WorldMark by Wyndham’s 88 resorts, 60 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation credits pay annual maintenance fees to the Clubs. The annual maintenance fee associated with the average vacation credit purchased is approximately $500. The maintenance fee that an owner pays is based on the number of the owner’s vacation credits. These fees are intended to cover the Clubs’ operating costs, including the dues to the property owners’ associations, which are generally the Clubs’ responsibility. Fees paid to property owners’ associations are generally used to renovate and replace furnishings, pay maintenance and cleaning costs, pay management fees and expenses, and cover taxes, insurance and other related costs. Maintenance of common areas and the provision of amenities typically is the responsibility of the property owners’ associations. WorldMark by Wyndham has a minimal ownership interest in the Clubs that results from WorldMark by Wyndham’s ownership of unsold vacation credits in the Clubs. As the owner of unsold vacation credits, WorldMark by Wyndham pays maintenance fees to the Clubs.

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

Owners of vacation credits can make reservations through the Clubs, or may elect to join and exchange their vacation ownership interests through our vacation exchange business, RCI, or Interval International, Inc., which is a third-party international exchange company.

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

Sales and Marketing Channels and Programs

Wyndham Vacation Ownership employs a variety of marketing channels as part of Wyndham Vacation Resorts and WorldMark by Wyndham marketing programs to encourage prospective owners of vacation ownership interests to tour Wyndham Vacation Resorts and WorldMark by Wyndham resort properties, as applicable, and to attend sales presentations at off-site sales offices.

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

The marketing and sales activities of Wyndham Vacation Resorts and WorldMark by Wyndham are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ present and past customers through a variety of co-branded marketing offers.

Wyndham Vacation Resorts. Wyndham Vacation Resorts sells its vacation ownership interests and other real estate interests at 42 resort locations and nine off-site sales centers as of December 31, 2008. On-site sales accounted for approximately 91% of all new sales during 2008. On-site sales presentations typically follow a resort tour led by a Wyndham Vacation Resorts salesperson. Wyndham Vacation Resorts conducted approximately 699,000 and 668,000 tours in 2008 and 2007, respectively.

Wyndham Vacation Resorts’ on-site sales centers, which are located in popular travel destinations throughout the United States, generate substantial tour flow through providing local offers. The sales centers enable Wyndham Vacation Resorts to market to tourists already visiting destination areas. Wyndham Vacation Resorts’ marketing agents, which often operate on the premises of the hospitality, entertainment, gaming and retail companies with which Wyndham Vacation Resorts has alliances within these markets, solicit local tourists with offers relating to activities and entertainment in exchange for the tourists’ visiting the local resorts and attending sales presentations. An example of a marketing alliance through which Wyndham Vacation Resorts markets to tourists already visiting destination areas is Wyndham Vacation Resorts’ current arrangement with Harrah’s Entertainment in Las Vegas, Nevada, which enables Wyndham Vacation Resorts to operate concierge-style marketing kiosks throughout Harrah’s Casino that permit Wyndham Vacation Resorts to solicit patrons to attend tours and sales presentations with Harrah’s-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. Wyndham Vacation Resorts also operates its primary Las Vegas sales center within Harrah’s Casino and regularly shuttles prospective owners targeted by such sales centers to and from Wyndham Vacation Resorts’ nearby resort property.

Wyndham Vacation Resorts’ resort-based sales centers also enable Wyndham Vacation Resorts to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at Wyndham Vacation Resorts resort properties. Sales of vacation ownership interests relating to upgrades represented approximately 54%, 48% and 46% of Wyndham Vacation Resorts’ net sales of vacation ownership interests in 2008, 2007 and 2006, respectively.

WorldMark by Wyndham. WorldMark by Wyndham sells its vacation credits in the United States primarily at 32 sales offices, 5 of which are located off-site in metropolitan areas. Wyndham Asia Pacific conducts its international sales and marketing efforts through on-site and off-site sales offices, telemarketing and road shows. As of December 31, 2008, Wyndham Asia Pacific had 10 sales offices throughout the east coast of Australia, the North Island of New Zealand and Fiji. Off-site sales offices generated approximately 38% and 40% of WorldMark by Wyndham’s sales of new vacation credits in 2008 and 2007, respectively. WorldMark by Wyndham conducted approximately 444,000 and 476,000 tours in 2008 and 2007, respectively. As of December 31, 2008, over 50 WorldMark by Wyndham sales offices were closed in connection with the organizational realignment initiatives announced in October 2008.

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

WorldMark by Wyndham and Wyndham Asia Pacific periodically encourage existing owners of vacation credits to acquire additional vacation credits through various methods. Sales of vacation credits relating to upgrades represented approximately 45%, 38% and 35% of WorldMark by Wyndham’s net sales of vacation credits in 2008, 2007 and 2006, respectively. Sales of vacation credits relating to upgrades represented approximately 49%, 39% and 19% of Wyndham Asia Pacific’s net sales of vacation credits in 2008, 2007 and 2006, respectively.

Purchaser Financing

Wyndham Vacation Resorts and WorldMark by Wyndham offer financing to purchasers of vacation ownership interests. By offering consumer financing, we are able to reduce the initial cash required by customers to purchase vacation ownership interests, thereby enabling us to attract additional customers and generate substantial incremental revenues and profits. Wyndham Vacation Ownership funds and services loans extended by Wyndham Vacation Resorts and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance, a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada that performs loan financing, servicing and related administrative functions. As of December 31, 2008, we serviced a portfolio of approximately 270,000 loans that totaled $3,637 million in aggregate principal amount outstanding, with an average interest rate of 12.7%.

Wyndham Vacation Resorts and WorldMark by Wyndham typically perform a credit investigation or other review or inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the vacation ownership interests. Wyndham Vacation Resorts and WorldMark by Wyndham offer purchasers with good credit ratings an enhanced financing option. The interest rate offered to participating purchasers is determined from automated underwriting based upon the purchaser’s credit score, the amount of the down payment and the size of purchase. Both Wyndham Vacation Resorts and WorldMark by Wyndham offer purchasers an interest rate reduction if they participate in their pre-authorized checking, or PAC, programs, pursuant to which our consumer financing subsidiary each month debits a purchaser’s bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date. As of December 31, 2008, approximately 84% of purchaser financing loans serviced by our consumer financing subsidiary participated in the PAC program.

Wyndham Vacation Resorts and WorldMark by Wyndham generally require a minimum down payment of 10% of the purchase price on all sales of vacation ownership interests and offer consumer financing for the remaining balance for up to ten years. These loans are structured so that we receive equal monthly installments that fully amortize the principal due by the final due date. Both Wyndham Vacation Resorts and WorldMark by Wyndham offer programs through which prospective owners may accumulate the required 10% down payment over a period of time not greater than six months. The prospective owner is placed in “pending” status until the required 10% down payment amount is received. During 2009, we have raised the eligibility requirements for participation in such programs.

Similar to other companies that provide consumer financing, we historically securitize a majority of the receivables originated in connection with the sales of our vacation ownership interests. We initially place the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities. As of December 31, 2008, the aggregate principal amount outstanding of receivables in the warehouse securitization facility and the term securitization facilities was $1,039 million and $1,709 million, respectively. In response to the tightened asset-backed credit environment, we announced a plan during the fourth quarter of 2008 to reduce our need to access the asset-backed securities market during 2009.

Servicing and Collection Procedures

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files and all customer service, billing and collection activities related to the domestic loans we extend. Our consumer financing subsidiary also places loans pledged in our warehouse and term securitization facilities. As of December 31, 2008, our consumer financing subsidiary had approximately 400 employees, the majority of whom work in customer service, account placement and maintenance, and loan collection functions.

Since April 2005, Wyndham Vacation Resorts and WorldMark by Wyndham have used a single computerized online data system to maintain loan records and service the loans. This system permits access to customer account inquiries and is supported by our information technology department.

The collection methodologies for both brands are similar and entail a combination of mailings and telephone calls which are supported by an automated dialer. As of December 31, 2008, the loan portfolios of both Wyndham Vacation Resorts and WorldMark by Wyndham were approximately 94.1% current (i.e., not more than 30 days past due).

We assess the performance of our loan portfolio by monitoring certain metrics on a daily, weekly, monthly and annual basis. These metrics include, but are not limited to, collections rates, account roll rates, defaults by state residency of the obligor and bankruptcies. We define defaults as accounts that are 120 days or more past due plus bankrupt accounts. One of the means of assessing defaults and portfolio performance is through the application of static pool methodology that tracks defaults based on the receivables’ year of origination. There are various methods of calculating static pool defaults. Our method of calculating static pool defaults includes originations for which we have a full year of history and provided for an average expected cumulative gross default rate of 18.8% and 17.9% as of December 31, 2008 and 2007, respectively.

Strategies

In accordance with our previously announced plans to reduce the size and scope of our vacation ownership business in order to reduce our need to access the asset-backed securities markets in 2009 and beyond, we also intend to improve efficiencies in our vacation ownership business by refining our marketing and sales efforts, strengthening our product offerings, and improving the quality of our loan portfolio.

Refine Our Sales and Marketing Efforts

We plan to refine our sales and marketing strategies by heavily focusing our efforts on current owners, our most efficient and reliable marketing channel, as well as highly qualified prospective new owners. We plan to continue to leverage the Wyndham brand in our marketing efforts to strengthen our position in the higher-end segment of the vacation ownership industry, to attract prospective new owners in higher income demographics through Wyndham-branded marketing campaigns, and to increase upgrade sales through the application of the Wyndham brand within existing and new higher-end products and product features.

Strengthen Our Product Offerings

We plan to strengthen the products that we offer by adding new resorts and resort locations and expanding our offering of higher-end products and product features. We are developing additional product in domestic regions we currently serve such as Orlando, Las Vegas, San Francisco, Gatlinburg, Washington, D.C. (Prince George’s County, Maryland) and Hawaii.

We are applying the Wyndham brand at new domestic and international resorts, as well as at select locations within our current portfolio of resorts. In addition, we seek to develop and market mixed-use hotel and vacation ownership properties in conjunction with the Wyndham brand. The mixed-use properties would afford us access to both hotel clients in higher income demographics for the purpose of marketing vacation ownership interests and hotel inventory for use in our marketing programs.

We plan to expand upon existing and create new higher-end, product offerings in conjunction with the Wyndham brand. We plan to continue to associate the Wyndham brand with our existing high-end Presidential-style vacation ownership units, including new offerings made available to our owners who have attained enhanced membership status within our vacation ownership programs as a result of achieving substantial ownership levels. We are also exploring opportunities to apply the Wyndham brand to future higher-end luxury products.

We are commencing to market and sell a new vacation ownership product, known as ClubWyndham Access. The product will leverage the Wyndham brand and include features that we expect existing owners and new prospects alike will find attractive. Consequently, we expect the product will facilitate upgrade sales to existing owners and sales to new owners.

Improve the Quality of Our Loan Portfolio

We plan to improve the quality of our loan portfolio by establishing more restrictive financing terms for customers that fall within the our lower credit classifications. We also plan to continue modifying our tour qualifications in order to increase the likelihood that those persons whom we finance will be more creditworthy than has historically been the case.

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

EMPLOYEES

At December 31, 2008, we had approximately 27,000 employees, including approximately 8,300 employees outside of the United States. At December 31, 2008, our lodging business had approximately 5,000 employees, our vacation exchange and rentals business had approximately 7,800 employees and our vacation ownership business had approximately 13,800 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our relations with employees are good.

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

Regulations Generally Applicable to Our Business

Our businesses are subject to, among others, laws and regulations that affect privacy and data collection, marketing regulation, the use of the Internet and others.

Privacy and Data Collection. The collection and use of personal data of our customers and our ability to contact our customers, including through telephone, email or facsimile, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Many states have introduced legislation or enacted laws and regulations that require compliance with standards for data collection and protection of privacy and, in some instances, provide for penalties for failure to notify customers when the security of a company’s electronic/computer systems designed to protect such standards are breached, even by third parties. The U.S. Federal Trade Commission, or FTC, adopted “do not call” and “do not fax” regulations in October 2003. Also “do not call” legislation became effective in Australia in May 2007. In response to “do not call” and “do not fax” regulations, our affected businesses have modified, where appropriate, their approach to outbound telemarketing practices, and periodically review outbound lists against regulated, constantly updated “do not call” lists. In addition, our European businesses have adopted policies and procedures to reasonably comply with the European Union Directive on Data Protection. These policies and procedures require that, among other things, consent to use customer data (other than in accordance with our stipulated privacy policies, or to transfer the data outside of the European Union, or as otherwise “necessary” for certain authorized purposes, including, for example, the performance of a contract with the individual concerned) must be obtained.

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

We continue to follow and reasonably monitor the status of federal, state and international legislation related to privacy, data security and marketing with respect to the onsite marketplace and the use and protection of customer data, as well as with the effect, if any, such legislation may have on our businesses. California, for example, has enacted legislation that requires certain minimum disclosures on Internet web sites regarding consumer privacy and information sharing among affiliated entities. Other states have enacted similar laws or have legislation pending. We cannot predict with certainty what affect these laws will have on our practices with respect to customer information and/or on our ability to market our products and services, nor can we predict whether additional states will enact similar laws. Because Internet reservations are more cost-effective than reservations taken over the phone, our costs may increase if Internet reservations are adversely affected by regulations.

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

Immigration. Our domestic business is subject to laws and regulations regarding employment of immigrants, ensuring that we employ only U.S. work authorized individuals. This requires us to perform proper hiring procedures to confirm each new employee’s identity and authorization to work in the United States. Recent and anticipated changes in federal and state laws require employers to verify social security numbers as well, which will require us to devote additional resources to conducting the verification process, communicating with employees about verification issues, and, in some cases, terminating the employment of those who are not able to timely resolve verification issues, even if those employees are otherwise authorized to work in the United States. Strict compliance with the laws may result in complaints of discrimination on the basis of national origin; however, failure to comply with these laws may subject the company to significant penalties, such as the loss of a license to do business in certain states or municipalities, the imposition of fines, or reputational damage. We are also subject to similar laws and regulations regarding employment of immigrants in other jurisdictions around the world.

Persons with Disabilities. The American with Disabilities Act, or ADA, prohibits places of public accommodation, such as lodging and restaurant facilities, from discriminating against an individual on the basis of disability as defined in the Act. The U.S. Department of Justice published “ADA Standards for Accessible Design” and “ADA Accessibility Guidelines for Buildings and Facilities,” collectively referred to as “ADAAG,” that, among other things, prescribe a specified number of handicapped accessible rooms, assistive devices for hearing, speech and visually impaired persons, and general standards of design applicable to all areas of facilities subject to the law. The ADAAG specifies the minimum room design and layout criteria for handicapped accessible rooms. Any newly constructed facility (given a certificate of occupancy after January 26, 1993) must comply with ADAAG and be “readily accessible” to and useable by persons with disabilities. Owners, lessors, lessees and operators of public accommodations and their contractors are responsible for ADA and ADAAG compliance. States may impose additional laws that address accommodations and services for individuals with disabilities. We are also subject to similar laws and regulations regarding persons with disabilities in other jurisdictions around the world.

Regulations Applicable to the Lodging Business

Sale of Franchises. The FTC, various state laws and regulations and the laws of jurisdictions outside the United States regulate the offer and sale of franchises. The FTC requires that franchisors make extensive written disclosure in a prescribed format to prospective franchisees but does not require registration. The FTC recently enacted new franchise regulations (the “FTC Rule”) that will affect sales practices and procedures and the content of disclosure documents that we use to sell franchises in the United States. The FTC rule took effect on a mandatory basis on July 1, 2008. The state laws that affect our franchise business regulate the offer and sale of franchises, the termination, renewal and transfer of franchise agreements, and the provision of loans to franchisees as part of the sales of franchises. Currently, 14 states have laws that require registration in connection with offers and sales of franchises. In addition, 21 states currently have “franchise relationship” laws that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of the agreements. California regulates the provision of loans to franchisees as part of the sales of the franchises but we are currently exempt from such law. The laws of jurisdictions outside the United States regulate pre-sale disclosure and the commencement of franchising. Multiple Canadian provinces and a number of foreign jurisdictions have adopted general franchises and pre-sale disclosure regulations.

Regulations Applicable to the Vacation Exchange and Rentals Business

Our vacation exchange business is subject to, among other laws and regulations, statutes in certain jurisdictions that regulate vacation exchange services, and we must prepare and file annually, disclosure guides with regulators in jurisdictions where such filings are required. Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange program and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. In addition, several states and localities are attempting to enact or have enacted laws or regulations that would impose or impose, as applicable, taxes on members that complete exchanges, similar to local transient occupancy taxes. In certain jurisdictions, our vacation rentals business is subject to seller of travel, travel club and real estate brokerage licensing statutes.

Regulations Applicable to the Vacation Ownership Business

Our vacation ownership business is subject to, among others, the laws and regulations that affect the marketing and sale of vacation ownership interests, property management of vacation ownership resorts, travel agency services and the conduct of real estate brokers.

Federal, State and International Regulation of Vacation Ownership Business. Our vacation ownership business is subject to federal legislation, including without limitation, Housing and Urban Development Department regulations, such as the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of borrowers’ loans; the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, which require certain disclosures to borrowers regarding the settlement of real estate transactions and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act; the Telemarketing and Fraud and Abuse Prevention Act; the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act and other laws, which address privacy of consumer financial information; and the Civil Rights Acts of 1964, 1968 and 1991. Many states have laws that regulate our vacation ownership business’ operations, including those relating to real estate licensing, travel sales licensing, anti-fraud, telemarketing, restrictions on the use of predictive dialers, prize, gift and sweepstakes regulations, labor, and various regulations governing access and use of our resorts by disabled persons. In addition to regulation in the United States, our vacation ownership business is subject to regulation in other countries where we develop or manage resorts and where we market or sell vacation ownership interests, including Canada, Mexico, Australia, New Zealand and Fiji. The scope of regulation of our vacation ownership business in Canada, where we develop, market, sell and manage resorts, is similar to the scope of regulation of our vacation ownership business in the United States. In addition, in Australia, we are regulated by the Australian Securities and Investments Commission, which requires that all persons conducting vacation ownership sales and marketing and vacation ownership club activities hold an Australian Financial Services License and comply with the rules and regulations of the Commission. Unlike in the United States, where the vacation ownership industry is regulated primarily by state law, the vacation ownership industry in Australia is regulated under federal Australian securities law because Australian law regards a vacation ownership interest as a security. As we expand our vacation ownership business by entering new markets, we will become subject to regulation in additional countries.

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

State real estate foreclosure laws impact our vacation ownership business. We secure loans made to purchasers of vacation ownership interests that constitute real estate interests and that are deeded prior to loan repayment by requiring purchasers to grant a first priority mortgage lien in our favor, which is recorded against title to the vacation ownership interest. In the event of a purchaser’s default, the purchaser will often voluntarily deed the vacation ownership interest to us, in which event foreclosure is not necessary. If the purchaser does not do so, we may commence a judicial or non-judicial foreclosure proceeding. State real estate foreclosure laws normally require that certain conditions be satisfied prior to completing foreclosure, including providing to the purchaser both a notice and an opportunity to redeem the purchaser’s interest and conducting a foreclosure sale. While state real estate foreclosure laws impose requirements and expenses on us, we are able to comply with the requirements, bear the expenses and complete foreclosures. Several states have enacted anti-deficiency laws which generally prohibit a lender from recovering the portion of an outstanding loan in excess of the proceeds of a foreclosure sale of a borrower’s primary residence that secures repayment of the loan. Since purchasers of vacation ownership interests do not occupy a resort unit as a primary residence, state anti-deficiency laws generally do not impact us. Our sale of vacation ownership interests that are or are similar to vacation credits is not impacted by state real estate foreclosure and anti-deficiency laws, since vacation credits and similar vacation ownership interests are not direct real estate interests.

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

Regulations Applicable to the Management of Property Operations

Our business that relates to the management of property operations, which includes components of our lodging, vacation ownership and vacation rental businesses, is subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety, including as described below, covering both U.S and non U.S jurisdictional requirements.

Health and Sanitation. Most jurisdictions have regulations or statutes governing the lodging business or its components, such as restaurants, swimming pools and health facilities. Lodging and restaurant businesses often require licensing by applicable authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health-related laws affect the use of linens, towels, glassware and automatic defibrillators. Other laws govern swimming pool use and operation and require the posting of notices, certain drain facilities, availability of certain rescue equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

Sale of Alcoholic Beverages. Alcoholic beverage service is subject to licensing and extensive regulations that govern virtually all aspects of service. Compliance with these regulations at locations managed, owned or operated by our lodging or vacation ownership businesses may impose obligations on the owners of managed hotels, Wyndham Hotel Management as the property manager or both or on our vacation ownership resorts. Managed hotel operations or vacation ownership resort operations may be adversely affected by delays in transfers or issuances of alcoholic beverage licenses necessary for food and beverage services.

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

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by economic slowdown, terrorism, acts of God and war may adversely affect us.

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters); war; pandemics or threat of pandemics; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gas and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership products and services;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance, each of which would negatively impact our results of operations; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	increases in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

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

We are subject to a number of legal actions and the risk of future litigation as described under “Legal Proceedings”. We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed by or against us. Adverse results in litigation and other proceedings may harm our business.

We are subject to certain risks related to our indebtedness, hedging transactions, our securitization of assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us.

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt;

•	if we are unable to comply with the terms of the financial covenants under our revolving credit facility, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and other debt that is cross-defaulted to these financial ratios;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	failure or non-performance of counterparties for foreign exchange and interest rate hedging transactions;

•	we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, the credit quality and financial stability of insurers of securitizations transactions, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected;

•	our securitizations contain portfolio performance triggers which, if violated, may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

Current economic conditions in the hospitality industry and in the global economy generally, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business and results of operations, our ability to obtain financing and/or securitize our receivables on reasonable and acceptable terms, the performance of our loan portfolio and the market price of our common stock.

The global economy is currently undergoing a slowdown, which some observers view as a deepening recession, and the future economic environment may continue to be less favorable than that of recent years. The hospitality industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic downturn has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lowered demand for hospitality products and resulting in fewer customers visiting, and customers spending less at our properties, which has adversely affected our revenues. In addition, further declines in consumer and commercial spending may drive us, our franchisees and our competitors to reduce pricing, which would have a negative impact on our gross profit. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations, in part because we are dependent upon customer behavior and the impact on consumer spending that the continued market disruption may have. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy.

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many public companies, from time to time raise capital in debt and equity capital markets including in the asset-backed securities markets.

Our liquidity position may also be negatively affected if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace any of the facilities on their renewal dates or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities. Traditionally, we had offered financing to purchasers of vacation ownership interests and, similar to other companies that provide consumer financing, we securitized a majority of the receivables originated in connection with the sales of our vacation ownership interests. We initially placed the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables were subsequently transferred from the warehouse securitization facility and placed into term securitization facilities. However, our ability to engage in these securitization transactions on favorable terms or at all has been adversely affected by the disruptions in the capital markets and other events, including actions by rating agencies and deteriorating investor expectations. It is possible that asset-backed securities issued pursuant to our securitization programs could in the future be downgraded by credit agencies. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available, which would decrease our profitability and may require us to adjust our business operations accordingly, including reducing or suspending our financing to purchasers of vacation ownership interests. In the fourth quarter of 2008, we implemented a significant and deliberate slowdown of our vacation ownership business and incurred a non-cash goodwill impairment charge of approximately $1.3 billion related to such reduction and to adverse market conditions generally. While this goodwill impairment charge has no impact on our cash balances, liquidity or cash flows, there can be no assurance that we will be able to effectively implement our new business strategies, and the failure to do so could negatively affect our results of operations, lead to further impairment charges and a further reduction in stockholders’ equity.

In addition, continued uncertainty in the stock and credit markets may negatively affect our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock. If the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others: a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities and associated costs, including taxes imposed on Cendant and certain other subsidiaries and certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, the Cendant litigation described in this report under “Cendant Litigation,” actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation. In addition, each of us, Cendant, and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party (including Avis Budget) would be required to pay an equal portion of the amounts in default. Accordingly, we could, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs. On or about April 10, 2007, Realogy Corporation was acquired by affiliates of Apollo Management VI, L.P. and its stock is no longer publicly traded. The acquisition does not negate Realogy’s obligation to satisfy 62.5% of such contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the term of the separation agreement. As a result of the acquisition, however, Realogy has greater debt obligations and its ability to satisfy its portion of these liabilities may be adversely impacted. In accordance with the terms of the separation agreement, Realogy posted a letter of credit in April 2007 for our benefit and Cendant to cover its estimated share of the assumed liabilities discussed above, although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if and when they arise.

As discussed below, the IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns.

The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting our tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for us that are materially different than those reflected in our historical income tax provisions and recorded assets and liabilities. The result of an audit or litigation could have a material adverse effect on our income tax provision, net income, and/or cash flows in the period or periods to which such audit or litigation relates.

As mentioned above, the IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns. Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax positions taken by Cendant for which we would be responsible under the tax sharing agreement. As discussed above, however, the rules governing taxation are complex and subject to varying interpretation. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows.

We may be required to write-off a portion of the remaining goodwill value of companies we have acquired.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2024. We also lease other Parsippany-based offices, which leases have varying expiration dates. We have a leased office in Virginia Beach, Virginia for our Employee Service Center, which lease expires in 2011.

Wyndham Hotel Group

The main corporate operations of our lodging business shares office space at a building leased by the Corporate Services team in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouse in Aberdeen, South Dakota; Phoenix, Arizona; Fredericton, New Brunswick, Canada and Saint John, New Brunswick, Canada pursuant to leases that expire in 2010, 2010, 2012 and 2013, respectively. In addition, our lodging business leases office space in Rosemont, Illinois expiring in 2015; Atlanta, Georgia expiring in 2012; Dallas, Texas expiring in 2013; Mission Viejo, CA expiring in 2013; Hong Kong, China expiring in 2010; London, United Kingdom expiring in 2012 and Shanghai, China expiring in 2010.

Group RCI

Our vacation exchange business has its main corporate operations at a leased office in Parsippany, New Jersey, which lease expires in 2011. Our vacation exchange business also owns six properties located in the following cities: Carmel, Indiana; Cork, Ireland; Kettering, United Kingdom; Mexico City, Mexico; Monteriggioni, Italy; and Albufeira, Portugal. Our vacation exchange business also has one other leased office located within the United States pursuant to a lease that expires in 2009 and 29 additional leased spaces in various countries outside the United States pursuant to leases that expire generally between 1 and 3 years except for 6 leases that expire between 2012 and 2019. Our vacation rentals business’ operations are managed in two owned locations (Earby, United Kingdom and Monterrigioni, Italy, which is co-located with our vacation exchange business above); three main leased locations pursuant to leases that expire in 2015, 2012, and 2010, (Leidschendam, Netherlands; Dunfermline, United Kingdom; and Hellerup, Denmark, respectively) as well as five smaller owned offices and 34 smaller leased offices throughout Europe. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2012.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which expire beginning 2012. Our vacation ownership business also owns a contact center facility in Redmond, Washington. Our vacation ownership business leases space for administrative functions in Redmond, Washington expiring in 2013; various locations in Las Vegas, Nevada expiring between 2011 and 2017; and Margate, Florida expiring in 2010. In addition, the vacation ownership business leases approximately 112 marketing and sales offices, of which approximately 101 are throughout the United States with various expiration dates, 9 offices are in Australia expiring within approximately two years, and one office in New Zealand expiring in 2010 and one office in Canada expiring in 2010.

ITEM 3.	LEGAL PROCEEDINGS

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as consumer protection claims, fraud and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection, fraud and other statutory claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, tax claims, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

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

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. At January 31, 2009, the number of stockholders of record was approximately 6,489. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2008 and 2007.

2008	High	Low

First Quarter	$24.94	$19.25
Second Quarter	24.21	17.91
Third Quarter	20.55	14.88
Fourth Quarter	15.29	2.98

2007	High	Low

First Quarter	$35.48	$29.95
Second Quarter	38.04	34.40
Third Quarter	38.69	28.32
Fourth Quarter	33.46	23.56

Dividend Policy

We currently pay a quarterly dividend of $0.04 per share on each share of Common Stock issued and outstanding on the record date for the applicable dividend. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will or will not occur in the future.

Issuer Purchases of Equity Securities

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. The Board of Directors’ authorization included increased repurchase capacity for proceeds received from stock option exercises. During the year ended December 31, 2008, repurchase capacity increased $5 million from proceeds received from stock option exercises. We suspended such program during the third quarter of 2008 and expect to defer further share repurchases until the macro-economic outlook and credit environment are more favorable. We currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

Number of securities remaining
	Number of Securities		Weighted-average	available for future issuance under
	to be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities reflected in
	warrants and rights		warrants and rights	the first column)

Equity compensation plans approved by security holders	17.0 million	(a)	$34.06 (b)	22.1 million	(c)

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of outstanding stock options, stock settled stock appreciation rights and restricted stock units under the 2006 Equity and Incentive Plan.
(b)	Consists of weighted-average exercise price of outstanding stock options and stock settled stock appreciation rights.
(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index, the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) and a peer group (consisting of Marriott International Inc., Choice Hotels International, Inc. and Starwood Hotels & Resorts Worldwide, Inc.) for the period from August 1, 2006 to December 31, 2008 . The graph assumes that $100 was invested on August 1, 2006 and all dividends and other distributions were reinvested.

	Cumulative Total Return
	8/06	12/06	12/07	12/08

Wyndham Worldwide Corporation	$100.00	$100.53	$74.17	$20.96
S&P 500 Index	100.00	112.05	118.21	74.47
S&P Hotels, Resorts & Cruise Lines Index	100.00	126.79	111.05	57.61
Peer Group	100.00	125.81	91.43	50.58

ITEM 6.  SELECTED FINANCIAL DATA

	As of or For The Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Net revenues	$4,281	$4,360	$3,842	$3,471	$3,014
Expenses:
Operating and other (a)	3,422	3,468	3,018	2,720	2,295
Goodwill and other impairments	1,426	—	—	—	—
Restructuring costs	79	—	—	—	—
Separation and related costs	—	16	99	—	—
Depreciation and amortization	184	166	148	131	119

Operating income/(loss)	(830)	710	577	620	600
Other income, net	(11)	(7)	—	—	—
Interest expense	80	73	67	29	34
Interest income	(12)	(11)	(32)	(35)	(21)

Income/(loss) before income taxes and minority interest	(887)	655	542	626	587
Provision for income taxes (b)	187	252	190	195	234
Minority interest, net of tax	—	—	—	—	4

Income/(loss) before cumulative effect of accounting change	(1,074)	403	352	431	349
Cumulative effect of accounting change, net of tax	—	—	(65)	—	—

Net income/(loss)	$(1,074)	$403	$287	$431	$349

Earnings/(losses) per Share (c)
Basic
Income/(loss) before cumulative effect of accounting change	$(6.05)	$2.22	$1.78	$2.15	$1.74
Cumulative effect of accounting change, net of tax	—	—	(0.33)	—	—

Net income/(loss)	$(6.05)	$2.22	$1.45	$2.15	$1.74

Diluted
Income/(loss) before cumulative effect of accounting change	$(6.05)	$2.20	$1.77	$2.15	$1.74
Cumulative effect of accounting change, net of tax	—	—	(0.33)	—	—

Net income/(loss)	$(6.05)	$2.20	$1.44	$2.15	$1.74

Balance Sheet Data:
Securitized assets (d)	$2,906	$2,596	$1,844	$1,515	$1,159
Total assets	9,573	10,459	9,520	9,167	8,343
Securitized debt	1,810	2,081	1,463	1,135	909
Long-term debt	1,984	1,526	1,437	907	859
Total stockholders’/ invested equity (e)	2,342	3,516	3,559	5,033	4,679

Operating Statistics:
Lodging (f)
Number of rooms (g)	592,900	550,600	543,200	532,700	521,200
RevPAR (h)	$35.74	$36.48	$34.95	$31.00	$27.55
Royalty, marketing and reservation revenue (in 000s) (i)	$482,709	$489,041	$471,039	$408,620	$371,058
Vacation Exchange and Rentals
Average number of members (in 000s) (j)	3,670	3,526	3,356	3,209	3,054
Annual dues and exchange revenues per member (k)	$128.37	$135.85	$135.62	$135.76	$134.82
Vacation rental transactions (in 000s) (l)	1,347	1,376	1,344	1,300	1,104
Average net price per vacation rental (m)	$463.10	$422.83	$370.93	$359.27	$328.77
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s) (n)	$1,987,000	$1,993,000	$1,743,000	$1,396,000	$1,254,000
Tours (o)	1,143,000	1,144,000	1,046,000	934,000	859,000
Volume Per Guest (“VPG”) (p)	$1,602	$1,606	$1,486	$1,368	$1,287

(a)	Includes operating, cost of vacation ownership interests, consumer financing interest, marketing and reservation and general and administrative expenses. During 2008, 2007 and 2006, general and administrative expenses include $18 million, $46 million and $32 million of a net benefit from the resolution of and adjustment to certain contingent liabilities and assets ($6 million, $26 million and $30 million, after-tax), respectively. During 2008, general and administrative expenses include charges of $24 million ($24 million, after-tax) due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business.
(b)	The difference in our 2008 effective tax rate is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business. See Note 7—Income Taxes for a detailed reconciliation of our effective tax rate.
(c)	This calculation is based on basic and diluted weighted average shares of 178 million during 2008 and 181 million and 183 million, respectively, during 2007. For all periods prior to our date of Separation (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock. As such, during 2006, this calculation is based on basic and diluted weighted average shares of 198 million and 199 million, respectively. During 2004 and 2005, this calculation is based on basic and diluted weighted average shares of 200.
(d)	Represents the portion of gross vacation ownership contract receivables and securitization restricted cash that collateralize our securitized debt. Refer to Note 13 to the Consolidated and Combined Financial Statements for further information.
(e)	Represents Wyndham Worldwide’s stand-alone stockholders’ equity since August 1, 2006 and Cendant’s invested equity (capital contributions and earnings from operations less dividends) in Wyndham Worldwide and accumulated other comprehensive income for 2004 through July 31, 2006, our date of Separation.

(f)	Ramada International was acquired on December 10, 2004, Wyndham Hotels and Resorts was acquired on October 11, 2005, Baymont Inn & Suites was acquired on April 7, 2006 and U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands was acquired on July 18, 2008. The results of operations of these businesses have been included from their acquisition dates forward.
(g)	Represents the number of rooms at lodging properties at the end of the year which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2008, 2007 and 2006 include 4,175, 6,856 and 4,993 affiliated rooms, respectively.
(h)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day.
(i)	Royalty, marketing and reservation revenue are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(j)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such members are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related products and services.
(k)	Represents total revenues from annual membership dues and exchange fees generated during the year divided by the average number of vacation exchange members during the year.
(l)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(m)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.
(n)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(o)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(p)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

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

Acquisitions (2004 – 2008)

Between January 1, 2004 and December 31, 2008, we completed the following acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates:

•	U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands (2008)

•	Baymont Inn & Suites brand (2006)

•	A vacation ownership and resort management business (2006)

•	Wyndham Hotels and Resorts brand (2005)

•	Two Flags Joint Venture LLC (2004)

•	Ramada International (2004)

•	Landal GreenParks (2004)

•	Canvas Holidays Limited (2004)

See Note 4 to the Consolidated and Combined Financial Statements for a more detailed discussion of the acquisitions completed during 2008, 2007 and 2006.

Charges

During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, we recorded $79 million of restructuring costs during 2008, of which $56 million has been or is expected to be paid in cash. See Note 21 to the Consolidated and Combined Financial Statements for further details.

During 2008, we recorded a charge of $1,342 million ($1,337 million, after-tax) to impair goodwill related to plans announced during the fourth quarter of 2008 to reduce our VOI sales pace and associated size of our vacation ownership business. In addition, we recorded charges of (i) $84 million to reduce the carrying value of certain long-lived assets based on their revised estimated fair values and (ii) $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business. See Note 21 to the Consolidated and Combined Financial Statements for further details. During 2006, we recorded a non-cash charge of $65 million, after tax, to reflect the cumulative effect of accounting changes as a result of our adoption of Statement of Financial Standards (“SFAS”) No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Position No. 04-2, “Accounting for Real Estate Time- Sharing Transactions” (“SOP 04-2”) on January 1, 2006. See Note 2 to the Consolidated and Combined Financial Statements for further details.

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

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides property management services to owners of our luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

The general health of the hospitality industry is affected by the performance of the U.S. economy. In 2008, the U.S. economy experienced real GDP growth of approximately 1.5%. In 2009, U.S. real GDP is expected to decline by approximately 0.5%. During 2008, total travel expenditures in the United States were projected to be an estimated $785.5 billion, which represents an increase of approximately 6.5% from 2007. For 2009, total travel expenditures by domestic and international travelers in the United States are projected to be an estimated $762.3 billion, which represents a decrease of approximately 3.0% from projected expenditures during 2008.

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

On December 15, 2006, Realogy entered into an agreement and plan of merger with an affiliate of Apollo Management VI, L.P. (“Apollo”) and, on April 10, 2007, Realogy announced that affiliates of Apollo had completed the merger. Although Realogy no longer trades as a public company, the merger does not negate Realogy’s obligation to satisfy 62.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. As a result of the sale, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration of September 2013, subject to renewal and certain provisions. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

RESULTS OF OPERATIONS

Lodging

We enter into agreements to franchise our lodging franchise systems to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are accrued as earned and upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated and Combined Statements of Operations. Lodging revenues also include initial franchise fees, which are recognized as revenue when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated as it has been determined that the franchised hotel will not open.

Our franchise agreements also require the payment of fees for certain services, including marketing and reservations. With such fees, we provide our franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservations system, (ii) advertising, (iii) promotional and co-marketing programs, (iv) referrals, (v) technology, (vi) training and (vii) volume purchasing. We are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with our franchise agreements, we include an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

We also provide property management services for hotels under management contracts. Our standard management agreement typically has a term of up to 20 years. Our management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenue is recognized when earned in accordance with the terms of the contract. We incur certain reimbursable costs on behalf of managed hotel properties and reports reimbursements received from managed properties as revenue and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenue on the Consolidated and Combined Statements of Operations. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Operations. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on our operating income. Management fee revenue and revenue related to payroll reimbursements were $5 million and $100 million, respectively, during 2008, $6 million and $92 million, respectively, during 2007 and $4 million and $69 million, respectively, during 2006.

We also earn revenue from administering the Wyndham Rewards loyalty program. We charge our franchisee/managed property owner a fee based upon a percentage of room revenue generated from member stays at participating hotels. This fee is accrued as earned and upon becoming due from the franchisee.

Within our Lodging segment, we measure operating performance using the following key operating statistics: (i) number of rooms, which represents the number of rooms at lodging properties at the end of the year, (ii) RevPAR, which is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day and (iii) royalty, marketing and reservation revenues, which are typically based on a percentage of the gross room revenues of each franchised hotel.

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenue represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related products and services. We record revenue from annual membership dues as deferred income on the Consolidated Balance Sheets and recognize it on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within our vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenue, net of expected cancellations, when the exchange requests have been confirmed to the member. Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 45% of the gross booking fees for non-proprietary inventory, as compared to properties that we own or operate under long-term capital leases where we receive 100% of the revenue. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenue from such fees is recognized in the period that the rental reservation is made, net of expected cancellations. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. Cancellations for 2008, 2007 and 2006 each totaled less than 5% of rental transactions booked. Our revenue is earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. We also earn rental fees in connection with properties we own or operate under long-term capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related products and services, (ii) annual membership dues and exchange revenue per member, which represents the total annual dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year, (iii) vacation rental transactions, which represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

Vacation Ownership

We develop, market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting described in SFAS No. 66, “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for nondelivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. As a result of the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to operating expense in the current period on the Consolidated and Combined Statements of Operations.

We also offer consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. Generally, the financing terms are for ten years. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses on the Consolidated and Combined Statements of Operations. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated and Combined Statements of Operations. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated and Combined Statement of Operations.

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated and Combined Statements of Operations. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where we are the employer, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Operations. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on our operating income. Management fee revenue and revenue related to reimbursements was $159 million and $187 million, respectively, during 2008, $146 million and $164 million, respectively, during 2007 and $112 million and $141 million, respectively, during 2006. During 2008, 2007 and 2006, one of the associations that we manage paid Group RCI $17 million, $15 million and $13 million, respectively, for exchange services.

During 2008, 2007 and 2006, gross sales of VOIs were reduced by $75 million, $22 million and $22 million, respectively, representing the net change in revenue that is deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenue from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort.

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

Other Items

We record lodging-related marketing and reservation revenues, Wyndham Rewards revenues, as well as property management services revenues for both our Lodging and Vacation Ownership segments, in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated and combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as net income/(loss) before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt), interest income, income taxes and cumulative effect of accounting change, net of tax, each of which is presented on the Consolidated and Combined Statements of Operations. We believe that EBITDA is a useful measure of performance for our industry segments which, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

For the period January 1, 2006 to July 31, 2006, Cendant allocated $20 million of general corporate overhead costs to us based on a percentage of our forecasted revenues. General corporate expense allocations included costs related to Cendant’s executive management, tax, accounting, legal, treasury and cash management, certain employee benefits and real estate usage for common space. The allocations were not necessarily indicative of the actual expenses that would have been incurred had we been operating as a separate, stand-alone public company for the periods presented.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2008 and 2007. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2008	2007	% Change

Lodging (a)
Number of rooms (b)	592,900	550,600	8
RevPAR (c)	$35.74	$36.48	(2)
Royalty, marketing and reservation revenues (in 000s) (d)	$482,709	$489,041	(1)
Vacation Exchange and Rentals
Average number of members (000s) (e)	3,670	3,526	4
Annual dues and exchange revenues per member (f)	$128.37	$135.85	(6)
Vacation rental transactions (in 000s) (g)	1,347	1,376	(2)
Average net price per vacation rental (h)	$463.10	$422.83	10
Vacation Ownership
Gross VOI sales (in 000s) (i)	$1,987,000	$1,993,000	—
Tours (j)	1,143,000	1,144,000	—
Volume Per Guest (“VPG”) (k)	$1,602	$1,606	—

(a)	Includes Microtel Inns & Suites and Hawthorn Suites hotel brands, which were acquired on July 18, 2008. Therefore, the operating statistics for 2008 are not presented on a comparable basis to the 2007 operating statistics. On a comparable basis (excluding the Microtel Inns & Suites and Hawthorn Suites hotel brands from the 2008 amounts), the number of rooms would have increased 2% and RevPAR would have declined 2%.
(b)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2008 and 2007 include 4,175 and 6,856 affiliated rooms, respectively.
(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.
(d)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each hotel. Royalty revenue is generally a fee charged to each franchised or managed hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.
(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period.
(g)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(h)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, such increase was 6%.
(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(k)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Our consolidated results comprised the following:

	Year Ended December 31,
	2008	2007	Change

Net revenues	$4,281	$4,360	$(79)
Expenses	5,111	3,650	1,461

Operating income/(loss)	(830)	710	(1,540)
Other income, net	(11)	(7)	(4)
Interest expense	80	73	7
Interest income	(12)	(11)	(1)

Income/(loss) before income taxes	(887)	655	(1,542)
Provision for income taxes	187	252	(65)

Net income/(loss)	$(1,074)	$403	$(1,477)

During 2008, our net revenues decreased $79 million (2%) principally due to (i) a $150 million increase in our provision for loan losses at our vacation ownership business; (ii) a net increase of $48 million in deferred revenue under the percentage-of-completion method of accounting at our vacation ownership business; (iii) a $34 million decrease in ancillary revenues at our vacation ownership business associated with bonus points/credits that are provided as purchase incentives on VOI sales; (iv) an $8 million decrease in annual dues and exchange revenues due to a decline in revenue generated per member, partially offset by growth in the average number of members and (v) a $6 million decrease in gross sales of VOIs at our vacation ownership businesses due to our strategic realignment initiatives. Such decreases were partially offset by (i) a $68 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (ii) a $42 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements, and the conversion of two of our Landal parks from franchised to managed; (iii) $36 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and (iv) a $28 million increase in net revenues in our lodging business due to higher international royalty, marketing and reservation revenues, incremental net revenues generated from the July 2008 acquisition of U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands (“USFS”), increased revenue from our Wyndham Rewards loyalty program and incremental property management reimbursable revenues, partially offset by lower domestic royalty, marketing and reservation revenues. The total net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $16 million.

Total expenses increased $1,461 million principally reflecting (i) a non-cash charge of $1,342 million for the impairment of goodwill at our vacation ownership business as a result of organizational realignment plans (see Restructuring Plan for more details) announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering our expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging; (ii) non-cash charges of $84 million across our three businesses to reduce the carrying value of certain assets based on their revised estimated fair values; (iii) the recognition of $79 million of costs at our lodging, vacation exchange and rentals and vacation ownership businesses relating to organizational realignment initiatives; (iv) $28 million of a lower net benefit related to the resolution of and adjustment to certain contingent liabilities and assets; (v) a $28 million increase in operating and administrative expenses at our vacation exchange and rentals business primarily related to increased resort services expenses resulting from the conversion of two of our Landal parks from franchised to managed, increased volume-related expenses due to growth, higher employee incentive program expenses and increased consulting costs; (vi) charges of $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business; (vii) a $20 million increase in operating and administrative expenses at our lodging business primarily related to increased payroll costs paid on behalf of and for which we are reimbursed by the property owners, increased expenses related to ancillary services provided to franchisees and increased expenses resulting from the USFS acquisition, partially offset by savings from cost containment initiatives and lower employee incentive program expenses; (viii) $21 million of increased consumer financing interest expense; (ix) an $18 million increase in depreciation and amortization primarily reflecting increased capital investments over the past two years; (x) the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $18 million; and (xi) an $8 million increase in operating and administrative expenses at our vacation ownership business primarily related to increased costs related to property management services, partially offset by lower employee related expenses. These increases were partially offset by (i) $85 million of decreased cost of sales at our vacation ownership business primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above; (ii) $49 million of decreased costs at our vacation ownership business primarily related to sales incentives awarded to owners, lower maintenance fees on unsold inventory, the absence of costs associated with the repair of one of our completed VOI resorts and the absence of a net charge related to a prior acquisition; (iii) $23 million of increased deferred expenses related to the net increase in deferred revenue at our vacation ownership business, as discussed above; (iv) $16 million of favorable hedging on foreign exchange contracts at our vacation exchange and rentals business; (v) $16 million of decreased separation and related costs; (vi) $16 million in cost savings from overhead reductions at our vacation exchange and rentals business; (vii) the absence of $7 million of severance related expenses recorded at our vacation exchange and rentals business during 2007; and (viii) $6 million of lower corporate costs primarily related to cost containment initiatives implemented during 2008 and lower legal and professional fees.

Other income, net increased $4 million due to (i) higher net earnings primarily from equity investments, (ii) income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party and (iii) income associated with the sale of certain assets. Such increases were partially offset by the absence of a pre-tax gain recorded during 2007 on the sale of certain vacation ownership properties and related assets. Interest expense increased $7 million during 2008 compared with 2007 as a result of (i) lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) higher interest paid on our long-term debt facilities due to an increase in our revolving credit facility balance. Interest income increased $1 million during 2008 compared with 2007.

The difference between our 2008 effective tax rate of (21.1%) and 2007 effective tax rate of 38.5% is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business. See Note 7—Income Taxes for a detailed reconciliation of our effective tax rate.

As a result of these items, our net income decreased $1,477 million as compared to 2007.

Following is a discussion of the results of each of our segments, interest expense/income and other income net:

	Net Revenues			EBITDA
			%			%
	2008	2007	Change	2008	2007	Change

Lodging	$753	$725	4	$218	$223	(2)
Vacation Exchange and Rentals	1,259	1,218	3	248	293	(15)
Vacation Ownership	2,278	2,425	(6)	(1,074)	378		*

Total Reportable Segments	4,290	4,368	(2)	(608)	894		*
Corporate and Other (a)	(9)	(8)	*	(27)	(11)		*

Total Company	$4,281	$4,360	(2)	(635)	883		*

Less: Depreciation and amortization				184	166
Interest expense				80	73
Interest income				(12)	(11)

Income/(loss) before income taxes				$(887)	$655

*	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased $28 million (4%) and EBITDA decreased $5 million (2%), respectively, during 2008 compared to 2007 primarily reflecting higher international royalty, marketing and reservation revenues, incremental net revenues generated from the July 2008 acquisition of USFS, increased revenue from our Wyndham Rewards loyalty program and incremental property management reimbursable revenues, partially offset by lower domestic royalty, marketing and reservation revenues. Such net revenue increase was more than offset in EBITDA by increased expenses, particularly associated with a strategic change in direction related to our Howard Johnson brand, ancillary services provided to franchisees, incremental property management reimbursable revenues, the acquisition of USFS and organizational realignment initiatives, partially offset by savings from cost containment initiatives.

The acquisition of USFS contributed incremental net revenues and EBITDA of $12 million and $3 million, respectively. Apart from this acquisition, the increase in net revenues includes (i) $17 million of incremental international royalty, marketing and reservation revenues resulting from international RevPAR growth of 2%, or 1%

excluding the impact of foreign exchange movements, and a 13% increase in international rooms, (ii) $10 million of incremental revenue generated by our Wyndham Rewards loyalty program primarily due to increased member stays, (iii) $8 million of incremental reimbursable revenues earned by our property management business and (iv) a $16 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. Such increases were partially offset by a decrease of $35 million in domestic royalty, marketing and reservation revenues due to a domestic RevPAR decline of 5% and incremental development advance note amortization, which is recorded net within revenues. The domestic RevPAR decline was principally driven by an overall decline in industry occupancy levels, while the international RevPAR growth was principally driven by price increases, partially offset by a decline in occupancy levels. The $8 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are fully reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects (i) a $16 million non-cash impairment charge primarily due to a strategic change in direction related to our Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards, (ii) $15 million of increased costs primarily associated with ancillary services provided to franchisees, as discussed above, and (iii) $4 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details). Such cost increases were partially offset by (i) $10 million of savings from cost containment initiatives, (ii) $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party, (iii) $2 million of income associated with the sale of a non-strategic asset, (iv) $2 million of lower employee incentive program expenses compared to 2007 and (v) a net decrease of $1 million in marketing expenses primarily relating to lower marketing spend across our brands, partially offset by incremental expenditures in our Wyndham Rewards loyalty program.

As of December 31, 2008, we had 7,043 properties and approximately 592,900 rooms in our system. Additionally, our hotel development pipeline included approximately 990 hotels and approximately 110,900 rooms, of which 42% were international and 55% were new construction as of December 31, 2008.

Vacation Exchange and Rentals

Net revenues increased $41 million (3%) and EBITDA decreased $45 million (15%) during 2008 compared with 2007. The increase in net revenues primarily reflects a $42 million increase in net revenues from rental transactions and related services and a $7 million increase in ancillary revenues, which includes $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues, partially offset by an $8 million decrease in annual dues and exchange revenues. EBITDA reflects $36 million of non-cash charges to reduce the carrying value of certain assets based on their revised estimated fair values, $24 million of charges due to currency conversion losses related to the transfer of cash from our Venezuelan operations and $9 million of costs relating to organizational realignment initiatives, partially offset by $16 million in cost savings from overhead reductions, $16 million of favorable hedging on foreign exchange contracts and the absence of $7 million of severance-related expenses recorded during 2007. Net revenue and expense increases include $16 million and $18 million, respectively, of currency translation impact from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $42 million (7%) during 2008 compared with 2007. Excluding the favorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $21 million (4%) during 2008 driven by (i) the conversion of two of our Landal parks from franchised to managed, which contributed an incremental $20 million to revenues, and (ii) a 2% increase in the average net price per rental primarily resulting from increased pricing at our Landal and Novasol European vacation rentals businesses. These increases were partially offset by a 2% decline in rental transaction volume primarily driven by lower rental volume at our other European cottage businesses as well as lower member rentals, which we believe was a result of customers altering their vacation decisions primarily due to the downturn in North America and other worldwide economies. The decline in rental transaction volume was partially offset by increased rentals at our Landal business, which benefited from enhanced marketing programs.

Annual dues and exchange revenues decreased $8 million (2%) during 2008 compared with 2007. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues declined $5 million (1%) driven by a 5% decline in revenue generated per member, partially offset by a 4% increase in the average number of members. The decrease in revenue per member was driven by lower exchange transactions per member, partially offset by the impact of favorable exchange transaction pricing driven by transaction mix. We believe that lower transactions reflect: (i) recent heightened economic uncertainty and (ii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. An increase in ancillary revenues of $7 million was driven by (i) the $5 million Asia Pacific adjustment, as discussed above, and (ii) $4 million from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliated resorts, partially offset by $2 million due to the unfavorable translation effects of foreign exchange movements.

EBITDA further reflects an increase in expenses of $86 million (9%) primarily driven by (i) charges of $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations, (ii) non-cash impairment charges of $21 million due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business, (iii) $18 million of increased resort services expenses as a result of the conversion of two of our Landal parks from franchised to managed, as discussed above, (iv) the unfavorable impact of foreign currency translation on expenses of $18 million, (v) a non-cash impairment charge of $15 million due to the write-off of our investment in a non-performing joint venture, (vi) $9 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details), (vii) a $4 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume at our Landal business, as discussed above, higher rental inventory fulfillment costs and increased staffing costs to support member growth, (viii) $4 million of higher employee incentive program expenses compared to 2007 and (ix) $2 million of consulting costs on researching the improvement of web-based search and booking functionalities. Such increases were partially offset by (i) $16 million of favorable hedging on foreign exchange contracts, (ii) $16 million in cost savings from overhead reductions, (iii) the absence of $7 million of severance-related expenses recorded during 2007 and (iv) $3 million of lower marketing expenses primarily due to timing.

Vacation Ownership

Net revenues and EBITDA decreased $147 million (6%) and $1,452 million, respectively, during 2008 compared with 2007.

During October 2008, we announced plans to refocus our vacation ownership sales and marketing efforts on consumers with higher credit quality beginning in the fourth quarter of 2008. As a result, operating results reflect costs related to realignment initiatives and decreased gross VOI sales. Results also reflect a higher provision for loan losses, partially offset by growth in consumer finance income, as well as lower cost of sales and decreased employee-related expenses.

During December 2008, we announced an acceleration of our initiatives to increase cash flow and reduce our need to access the asset-backed securities market by reducing the sales pace of our vacation ownership business. We expect gross sales of VOIs during 2009 of approximately $1.2 billion (a decrease of approximately 40% from 2008). In addition, management performed its annual goodwill impairment test in accordance with SFAS 142 during the fourth quarter of 2008. We used a discounted cash flow model and incorporated assumptions that we believe marketplace participants would utilize. Management concluded that an adjustment was appropriate and, as such, during 2008, we recorded a non-cash $1,342 million charge for the impairment of goodwill at our vacation ownership business to reflect reduced future cash flow estimates based on the expectation that access to the asset-backed securities market will continue to be challenging.

Gross sales of VOIs at our vacation ownership business decreased $6 million during 2008 compared to 2007, as tour flow and VPG remained relatively unchanged. An increase in upgrades was more than offset by a decrease in sales to new customers. The positive impact to tour flow from the continued growth of our in-house sales programs, albeit slower than during 2007 due to the impact of negative economic conditions faced during 2008, was offset by the closure of over 50 sales offices. The positive impact to VPG from a favorable tour mix and higher pricing was offset by a decrease in sales to new customers. We believe that the positive impact to upgrades resulted from increased pricing, a larger owner base, new resorts and more units. Net revenues were favorably impacted by $36 million of incremental property management fees primarily as a result of growth in the number of units under management. Such revenue increase was more than offset by (i) an increase of $150 million in our provision for loan losses during 2008 as compared to 2007 primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed and (ii) a $34 million decrease in ancillary revenues associated with bonus points/credits that are provided as purchase incentives on VOI sales. The trend of higher uncollectible receivables as a percentage of VOI sales financed has continued since the fourth quarter of 2007 as the strains of the overall economy appear to be negatively impacting the borrowers in our portfolio, particularly those with lower credit scores. While the continued impact of the economy is uncertain, we have taken measures that, over time, should leave us with a smaller portfolio that has a stronger credit profile. See Critical Accounting Policies for more information regarding our allowance for loan losses.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. Our sales mix during 2008 included higher sales generated from vacation resorts where construction was still in progress, resulting in net deferred revenue under the percentage-of-completion method of accounting of $75 million during 2008 compared to $22 million during 2007. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $48 million (after deducting the related provision for loan losses) and $25 million, respectively, as a result of the net increase in deferred revenue under the percentage-of-completion method of accounting. We anticipate a net benefit of approximately $150- 200 million from the recognition of previously deferred revenue as construction of these resorts progresses, partially offset by continued sales generated from vacation resorts where construction is still in progress.

Net revenues and EBITDA comparisons were favorably impacted by $68 million and $47 million, respectively, during 2008 due to net interest income of $295 million earned on contract receivables during 2008 as compared to $248 million during 2007. Such increase was primarily due to growth in the portfolio, partially offset in EBITDA by higher interest expenses during 2008. We incurred interest expense of $131 million on our securitized debt at a weighted average rate of 5.2% during 2008 compared to $110 million at a weighted average rate of 5.4% during 2007. Our net interest income margin during 2008 was 69%, unchanged as compared to 2007, due to increased securitizations completed after December 31, 2007, offset by a 20 basis point decrease in interest rates, as described above, and a decline in advance rates (i.e., the percentage of receivables securitized).

EBITDA was also positively impacted by $43 million (2%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $85 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above, (ii) $36 million of decreased costs related to sales incentives awarded to owners, (iii) $25 million of lower employee-related expenses, (iv) $9 million of reduced costs associated with maintenance fees on unsold inventory, (v) the absence of $9 million of separation and related costs recorded during 2007, (vi) the absence of $2 million of costs recorded during the first quarter of 2007 associated with the repair of one of our completed VOI resorts and (vii) the absence of a $2 million net charge recorded during 2007 related to a prior acquisition. Such decreases were partially offset by (i) $66 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details), (ii) $33 million of increased costs related to the property management services, as discussed above, (iii) a $28 million non-cash impairment charge due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand and (iv) a $4 million non-cash impairment charge related to the termination of a development project. In addition, EBITDA was negatively impacted by the absence of an $8 million pre-tax gain on the sale of certain vacation ownership properties during 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Consolidated Statement of Operations.

Our active development pipeline consists of approximately 1,400 units in 6 U.S. states, Washington D.C. and four foreign countries, a decline from 4,000 units at December 31, 2007 primarily due to the completion of some of the 2007 pipeline units in addition to our initiative to reduce our VOI sales pace. We expect the pipeline to support both new purchases of vacation ownership and upgrade sales to existing owners.

Corporate and Other

Corporate and Other expenses increased $15 million during 2008 compared with 2007. Such increase includes $28 million of a lower net benefit related to the resolution of and adjustment to certain contingent liabilities and assets, partially offset by (i) the absence of $7 million of separation and related costs recorded during 2007 primarily relating to consulting and legal services and (ii) a $6 million decrease in corporate costs primarily related to cost containment initiatives implemented during 2008 and lower legal and professional fees.

Other Income, Net

During 2008, other income, net increased $4 million due to (i) $7 million of higher net earnings primarily from equity investments, (ii) $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party, (iii) $2 million of income associated with the sale of a non-strategic asset at our lodging business and (iv) a $1 million gain on the sale of assets. Such increases were partially offset by the absence of an $8 million pre-tax gain on the sale of certain vacation ownership properties and related assets during 2007. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $7 million during 2008 compared with 2007 as a result of (i) a $4 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) a $3 million increase in interest incurred on our long-term debt facilities. Interest income increased $1 million during 2008 compared with 2007.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2007 and 2006. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2007	2006	% Change

Lodging
Number of rooms (a)	550,600	543,200	1
RevPAR (b)	$36.48	$34.95	4
Royalty, marketing and reservation revenue (in 000s) (c)	$489,041	$471,039	4
Vacation Exchange and Rentals
Average number of members (in 000s) (d)	3,526	3,356	5
Annual dues and exchange revenues per member (e)	$135.85	$135.62	—
Vacation rental transactions (in 000s) (f)	1,376	1,344	2
Average net price per vacation rental (g)	$422.83	$370.93	14
Vacation Ownership
Gross VOI sales (in 000s) (h)	$1,993,000	$1,743,000	14
Tours (i)	1,144,000	1,046,000	9
Volume Per Guest (“VPG”) (j)	$1,606	$1,486	8

(a)	Represents the number of rooms at lodging properties at the end of the year which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2007 and 2006 include 6,856 and 4,993 affiliated rooms, respectively.
(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the year by the average rate charged for renting a lodging room for one day.
(c)	Royalty, marketing and reservation revenue are typically based on a percentage of the gross room revenues of each franchised hotel. Royalty revenue is generally a fee charged to each franchised hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.
(d)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related products and services.
(e)	Represents total revenues from annual membership dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year.
(f)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. On a comparable basis (excluding the impact of foreign exchange movements), such increase was 6%.
(h)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(i)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(j)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our consolidated and combined results comprised the following:

	Year Ended December 31,
	2007	2006	Change

Net revenues	$4,360	$3,842	$518
Expenses	3,650	3,265	385

Operating income	710	577	133
Other income, net	(7)	—	(7)
Interest expense	73	67	6
Interest income	(11)	(32)	21

Income before income taxes	655	542	113
Provision for income taxes	252	190	62

Income before cumulative effect of accounting change	403	352	51
Cumulative effect of accounting change, net of tax	—	(65)	65

Net income	$403	$287	$116

During 2007, our net revenues increased $518 million (13%) principally due to (i) a $205 million increase in net sales of VOIs at our vacation ownership businesses due to higher tour flow and an increase in VPG; (ii) an $83 million increase in net revenues from rental transactions primarily due to growth in rental transaction volume, an increase in the average net price per rental and the conversion of two of our Landal parks from franchised to managed; (iii) a $67 million increase in net consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; (iv) a $64 million increase in net revenues in our lodging business, primarily due to RevPAR growth, incremental reimbursable revenues and incremental net revenues generated by our Wyndham Rewards loyalty program; (v) $57 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (vi) a $24 million increase in annual dues and exchange revenues due to growth in the average number of members and favorable transaction pricing, partially offset by a decline in exchange transactions per member and (vii) $13 million of incremental ancillary revenues from our vacation ownership and vacation exchange and rentals businesses. The net revenue increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $49 million.

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

As a result of these items, our net income increased $116 million (40%) during 2007 as compared to 2006.

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

Lodging

Net revenues and EBITDA increased $64 million (10%) and $15 million (7%), respectively, during 2007 compared with 2006 primarily reflecting strong RevPAR gains across the majority of our brands, the success of our Wyndham Rewards loyalty program and incremental property management reimbursable revenues. Such increases were partially offset in EBITDA by increased expenses, particularly for marketing activities.

The increase in net revenues includes (i) $23 million of incremental reimbursable revenues earned by our property management business, (ii) an $18 million (4%) increase in royalty, marketing and reservation revenues, which was primarily due to RevPAR growth of 4%, (iii) $12 million of incremental revenue generated by our Wyndham Rewards loyalty program primarily due to increased member stays and (iv) an $11 million increase in other revenue primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees. The $23 million of incremental reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. The $18 million increase in royalty, marketing and reservation revenues was substantially driven by price increases, as well as occupancy increases, reflecting the beneficial impact of management and marketing initiatives and an increased focus on quality enhancements, including strengthening our brand standards, as well as an overall improvement in the economy and midscale lodging segments, which are the segments where we primarily compete.

EBITDA further reflects (i) $15 million of higher expenses primarily resulting from incremental revenues received from our franchisees, as discussed above, (ii) $5 million of increased information technology costs related to developing a more robust infrastructure to support current and future global growth and (iii) an increase of $6 million in other expenses primarily related to expanding our international operations and providing ancillary services to our franchisees. The $15 million of increased marketing spend is reflective of (i) incremental expenditures in our Wyndham Rewards loyalty program, (ii) higher fees received from our franchisees (where we are contractually obligated to expend these fees for marketing purposes) and (iii) additional campaigns in international regions that we have targeted for growth.

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

EBITDA further reflects an increase of approximately $306 million (18%) in operating, marketing and administrative expenses, exclusive of incremental interest expense on our securitized debt and the impact of the operational changes made in 2006 in conjunction with the adoption of SFAS No. 152, primarily resulting from (i) $78 million of increased cost of sales primarily associated with increased VOI sales, (ii) $72 million of incremental marketing expenses to support sales efforts, (iii) $48 million of additional commission expense associated with increased VOI sales, (iv) $44 million of increased costs related to the property management services, as discussed above, (v) $35 million of incremental costs primarily incurred to fund additional staffing needs to support continued growth in the business and (vi) $19 million of costs related to sales incentives awarded to owners. Such increases were partially offset by a $9 million decrease in costs related to our separation from Cendant, primarily related to the absence of an impairment charge recorded during the fourth quarter of 2006 due to a rebranding initiative for our Fairfield and Trendwest trademarks. In addition, we recorded two items during the second quarter of 2007 related to a prior acquisition: an additional litigation settlement reserve of $7 million, partially offset by the reversal of a $5 million reserve due to the resolution of a vendor-related tax liability resulting from such acquisition. EBITDA also benefited from an $8 million pre-tax gain on the sale of certain vacation ownership properties and related assets during 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Consolidated Statements of Operations.

Our active development pipeline consists of approximately 4,000 units in 12 U.S. states, Washington D.C., Puerto Rico and four foreign countries. We expect the pipeline to support both new purchases of vacation ownership and upgrade sales to existing owners.

Corporate and Other

Corporate and Other expenses decreased $64 million in 2007 compared with 2006. Such decrease primarily includes (i) a $69 million decrease in separation and related costs due to the acceleration of vesting of Cendant equity awards and related equitable adjustments of such awards during the third quarter of 2006 and (ii) $46 million of a net benefit related to the resolution of and adjustment to certain liabilities and assets. Such amounts were partially offset by $55 million of incremental stand-alone, corporate costs, including personnel-related and public company costs, incurred during 2007.

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

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, we recorded $79 million in restructuring costs during 2008. Such strategic realignment initiatives included:

Lodging

We realigned the operations of our lodging business to enhance its global franchisee services, promote more efficient channel management to further drive revenue at franchised locations and managed properties and position the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, certain positions were eliminated and severance benefits and outplacement services were provided for impacted employees resulting in costs of $4 million. We expect additional costs of approximately $1 million to $3 million during the first quarter of 2009.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. Such plan resulted in $9 million in restructuring costs during 2008. We expect additional costs of approximately $2 million to $8 million during the first quarter of 2009.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we have decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced the cash flow from the business unit. Such realignment includes the elimination of certain positions, the termination of leases of certain sales offices, the termination of development projects and the write-off of assets related to the sales offices. These initiatives resulted in costs of $66 million during 2008. We expect additional costs of approximately $27 million to $34 million during the first quarter of 2009.

Total Company

These strategic realignments, including the termination of approximately 4,500 employees, resulted in total restructuring costs of $79 million during 2008, of which $16 million was paid in cash and $23 million was a non-cash expense. The remaining balance of $40 million will be paid in cash; $27 million of personnel-related by May 2010 and $13 million of primarily facility-related by November 2013. We anticipate additional restructuring costs during the first quarter of 2009 of (i) approximately $20 to $30 million in cash payments for severance and related benefits and facility-related costs and (ii) approximately $10 to $15 million in non-cash charges primarily related to lease terminations over the next nine years. These amounts are preliminary estimates and subject to change. We began to realize the benefits of these restructuring initiatives during the fourth quarter of 2008 and anticipate annual net savings from such initiatives of approximately $160 million to $180 million beginning in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	December 31,	December 31,
	2008	2007	Change

Total assets	$9,573	$10,459	$(886)
Total liabilities	7,231	6,943	288
Total stockholders’ equity	2,342	3,516	(1,174)

Total assets decreased $886 million from December 31, 2007 to December 31, 2008 primarily due to (i) a $1,370 million decrease in goodwill primarily related to a non-cash impairment charge at our vacation ownership business which is discussed in further detail in Note 5—Intangible Assets and Note 21—Restructuring and Impairments and the impact of currency translation at our vacation exchange and rentals business, partially offset by the acquisition of USFS in July 2008 within our lodging business and (ii) a decrease of $74 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”. Such decreases were partially offset by (i) a $310 million increase in vacation ownership contract receivables, net as a result of higher vacation ownership contract originations during 2008 as compared to 2007, (ii) an $84 million increase in inventory primarily related to vacation ownership inventories associated with a reduction in VOI sales and increased points exchange activity within our vacation exchange and rentals business, (iii) a $79 million increase in other current assets primarily due to increased current securitized restricted cash resulting from the timing of cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations, the deferral of bonus points/credits that are provided as purchase incentives on VOI sales and deferred financing costs related to our 2008 bank conduit facility at our vacation ownership business, partially offset by lower escrow deposit restricted cash primarily due to the utilization of cash for renovations at two of our Landal parks at our vacation exchange and rentals business and timing between the deeding and sales processes for certain VOI sales at our vacation ownership business, (iv) a $47 million increase in deferred income taxes primarily attributable to higher accrued liabilities, (v) a $41 million increase in trademarks primarily related to the acquisition of USFS in July 2008, partially offset by an impairment relating to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand and an impairment relating to one of our vacation exchange and rental trademarks and (vi) a $29 million increase in property and equipment primarily due to incremental construction in progress primarily related to property development activity at our lodging business and increased buildings within our vacation ownership business, partially offset by the impact of currency translation on equipment and the impairment of fixed assets at our vacation exchange and rentals business.

Total liabilities increased $288 million primarily due to (i) $187 million of additional net borrowings reflecting net changes of $458 million in our other long-term debt primarily related to our revolving credit facility, partially offset by a decrease of $271 million in our securitized vacation ownership debt, (ii) a $109 million increase in deferred income primarily due to increased sales of vacation ownership properties under development and the deferral of bonus points/credits that are provided as purchase incentives on VOI sales, partially offset by a reduction in advance bookings within our vacation exchange and rentals business, (iii) a $53 million increase in other non-current liabilities primarily related to a change in fair value of our debt derivative instruments due to reduced interest rates and increased tenant improvement allowances recognized on new leases and (iv) a $39 million increase in deferred income taxes primarily attributable to an increase in the installment sales of VOIs, partially offset by the change in other comprehensive income. Such increases were partially offset by (i) a $64 million decrease in accounts payable primarily due to lower bookings and the impact of currency translation at our vacation rental and travel agency businesses and timing differences of payments on accounts payable at each of our businesses and (ii) a $28 million decrease in accrued expenses and other current liabilities primarily due to decreased accrued legal settlements at our vacation ownership business, decreased employee compensation related expenses across our businesses and decreased accrued development expenses at our vacation exchange and rentals business due to the initiation of required refurbishments at two of our Landal parks, partially offset by accrued expenses related to restructuring initiatives at our vacation ownership and vacation exchange and rentals businesses.

Total stockholders’ equity decreased $1,174 million due to (i) $1,074 million of net loss generated during 2008, (ii) $76 million of currency translation adjustments primarily due to the strengthening of the U.S. dollar, (iii) the payment of $29 million in dividends, (iv) $19 million of unrealized losses on cash flow hedges, (v) $13 million of treasury stock purchased through our stock repurchase program and (vi) a $3 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the exercise and vesting of equity awards. Such decreases were partially offset by (i) a change of $28 million in deferred equity compensation due to equity compensation expense, (ii) $8 million of excess cash related to the Separation returned to us by our former Parent and (iii) $5 million as a result of the exercise of stock options during 2008.

Liquidity and Capital Resources

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized and other debt to finance vacation ownership contract receivables. We believe that access to our revolving credit facility and our current liquidity vehicles, as well as continued access to the debt markets and/or other financing vehicles, will be sufficient to meet our ongoing needs. If we are unable to access these markets, it will negatively impact our liquidity position and may require us to further adjust our business operations. See Liquidity Risk for a description of the impact on our securitizations from the adverse conditions suffered by the United States asset-backed securities and commercial paper markets.

Our secured, revolving foreign credit facility expires in June 2009. We are in active dialogue with the participating banks and potential new participants related to our secured, revolving foreign credit facility in an attempt to renew this facility for another 364-day term prior to the current renewal date. In the event that we are not able to renew all or part of the current agreement, all or a portion of the outstanding borrowings would become immediately due and payable. We anticipate that we would have adequate liquidity to meet these maturities with available cash balances and our revolving credit facility. Our 2008 bank conduit facility expires in November 2009. Our goal is to renew this facility for another 364-day term prior to the current renewal date. In the event that we are not able to renew all or part of the current agreement, the facility would no longer operate as a revolving facility and would amortize over 13 months from the expiration date.

Cash Flows

During 2008 and 2007, we had a net change in cash and cash equivalents of $74 million and $59 million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2008	2007	Change

Cash provided by/(used in):
Operating activities	$109	$10	$99
Investing activities	(319)	(255)	(64)
Financing activities	166	177	(11)
Effects of changes in exchange rate on cash and cash equivalents	(30)	9	(39)

Net change in cash and cash equivalents	$(74)	$(59)	$(15)

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Operating Activities

During 2008, we generated $99 million more cash from operating activities as compared to 2007, which principally reflects (i) higher cash received in connection with VOI sales for which the revenue recognition is deferred, (ii) an increase in our provision for loan losses due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed during 2008 as compared to 2007 and (iii) lower investments in inventory and vacation ownership receivables. Such changes were partially offset by a decrease in accounts payable and accrued expenses primarily due to (i) litigation settlements during 2008, (ii) lower accrued marketing, commissions and employee incentive expenses during 2008 at our vacation ownership business related to our initiative to reduce our future VOI sales pace (see Restructuring Plan) and (iii) a decline in advance bookings and multi-year enrollment renewals at our vacation exchange and rentals business, partially offset by higher accrued expenses related to our restructuring plan. In addition, other current assets increased primarily related to deferred commission costs in connection with the aforementioned deferred revenue from VOI sales.

Investing Activities

During 2008, we used $64 million more cash for investing activities as compared with 2007. The increase in cash outflows relates to (i) higher acquisition-related payments of $119 million primarily due to the acquisition of USFS and (ii) $21 million of lower proceeds received from asset sales primarily due to the absence of proceeds received in connection with the sale of certain vacation ownership properties and related assets during 2007. Such increase in cash outflows was partially offset by (i) a decrease of $32 million in investments primarily within our lodging and vacation exchange and rentals businesses, (ii) a decrease in escrow deposits restricted cash of $31 million primarily resulting from timing differences between our deeding and sales processes for certain VOI sales and (iii) a decrease of $7 million in capital expenditures primarily due to the absence of information technology infrastructure enhancements during 2007 resulting from our separation from Cendant.

Financing Activities

During 2008, we generated $11 million less cash from financing activities as compared with 2007, which principally reflects (i) $889 million of lower net proceeds from securitized vacation ownership debt, (ii) $20 million of lower proceeds received in connection with stock option exercises during 2008, (iii) $15 million of incremental debt issuance costs related to our 2008 bank conduit facility, (iv) $14 million of additional dividends paid to shareholders during 2008, (v) $8 million of lower tax benefits on the exercising and vesting of equity awards and (vi) $7 million of lower capital contributions from former Parent. Such cash outflows were partially offset by (i) $511 million of lower spend on our stock repurchase program and (ii) $438 million of higher net proceeds from non-securitized borrowings primarily related to our revolving credit facility.

We intend to continue to invest in selected capital improvements and technological improvements in our lodging, vacation ownership, vacation exchange and rentals and corporate businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotels as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $187 million on capital expenditures during 2008 including the improvement of technology and maintenance of technological advantages and routine improvements. We anticipate reducing our spending to approximately $125 million on capital expenditures during 2009 in order to focus on sustenance related projects. In addition, we spent $414 million relating to vacation ownership development projects during 2008. We believe that our vacation ownership business will have adequate inventory through 2010 and thus we plan to sell the vacation ownership inventory that is currently on our balance sheet and complete vacation ownership projects currently under development. As a result, we anticipate reducing our spending to approximately $175 million to $225 million on vacation ownership development projects during 2009 and approximately $100 million during 2010. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

Cash Flow Outlook for 2009

During 2009, we anticipate cash flow will be neutral to positive. Borrowings outstanding on our revolving credit facility are expected to remain consistent at December 31, 2009 as compared to December 31, 2008. Our current forecast is based upon the following primary assumptions (all amounts are approximated):

i.	Net income of $271 million to $304 million including after-tax restructuring charges of $18 million to $27 million,

ii.	Depreciation and amortization of $185 million to $195 million,

iii.	Provision for loan losses of $325 million (24% of $1.2 billion gross VOI sales plus $150 million to $200 million of previously deferred percentage-of-completion revenue. The 24% is consistent with 2008.),

iv.	Deferred tax increase of $65 million to $75 million based upon our cash tax rate being 25% as compared to our provision for income tax rate of 39%,

v.	Stock-based compensation of $40 million,

vi.	Net change of zero to $50 million decrease of vacation ownership inventory comprised of spending of $175 million to $225 million offset by $225 million in VOI cost of sales (16% of $1.2 billion gross VOI sales plus $150 million to $200 million of previously deferred percentage-of-completion revenue. The 16% assumption is comprised of cost of sales of 25%, partially offset by inventory recoveries.),

vii.	Vacation ownership contract receivables portfolio growth representing originations, net of collections, of $150 million to $175 million,

viii.	Net decrease in securitized debt of $325 million to $350 million resulting from a continued decline in vacation ownership securitized debt leverage,

ix.	Working capital and other use of $225 million primarily related to the recognition of previously deferred vacation ownership percentage-of-completion revenue,

x.	Capital expenditures of $120 million to $130 million, and

xi.	Dividend payments totaling $30 million.

For example, using the mid-points of the ranges noted above, the estimated change in cash for the full year of 2009 would be as follows:

Amount

Net income	$288
Depreciation and amortization	190
Provision for loan losses	325
Deferred income taxes	70
Stock-based compensation	40
Vacation ownership inventory	25
Vacation ownership contract receivables	(163)
Securitized borrowings, net	(338)
Working capital and other	(225)
Capital expenditures	(125)
Dividend to shareholders	(30)

Estimated change in cash for 2009	$57

If economic conditions improve or deteriorate materially, we would expect the amounts noted above could change. Such changes could impact our cash flows either positively or negatively.

Other Matters

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. During 2008, we repurchased 628,019 shares at an average price of $21.58. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. During 2008, repurchase capacity increased $5 million from proceeds received from stock option exercises. We suspended such program during the third quarter of 2008 and expect to defer further purchases until the macro-economic outlook and credit environment are more favorable. We currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

As discussed below, the IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns.

The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting our tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for us that are materially different than those reflected in our historical income tax provisions and recorded assets and liabilities. The result of an audit or litigation could have a material adverse effect on our income tax provision, net income, and/or cash flows in the period or periods to which such audit or litigation relates.

Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax positions taken by Cendant for which we would be responsible under the tax sharing agreement. As discussed above, however, the rules governing taxation are complex and subject to varying interpretation. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows, which is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 22—Separation Adjustments and Transactions with Former Parent and Subsidiaries. We recorded $267 million of tax liabilities pursuant to the Separation and Distribution Agreement at December 31, 2008, which is recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during the second half of 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

Financial Obligations

Our indebtedness consisted of:

	December 31,	December 31,
	2008	2007

Securitized vacation ownership debt:
Term notes	$1,252	$1,435
Previous bank conduit facility (a)	417	646
2008 bank conduit facility (b)	141	—

Total securitized vacation ownership debt	$1,810	$2,081

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	576	97
Vacation ownership bank borrowings (e)	159	164
Vacation rentals capital leases	139	154
Other	13	14

Total long-term debt	$1,984	$1,526

(a)	Represents the outstanding balance of our previous bank conduit facility that ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years.
(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009, whose capacity is subject to our ability to provide additional assets to collateralize the facility.
(c)	The balance at December 31, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2008, we had $33 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $291 million.
(e)	Represents a 364-day secured revolving credit facility, which was renewed in June 2008 (expires in June 2009) and upsized from AUD $225 million to AUD $263 million.

As of December 31, 2008, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,252	$1,252	$—
Previous bank conduit facility	417	417	—
2008 bank conduit facility	625	141	484

Total securitized vacation ownership debt (a)	$2,294	$1,810	$484

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	576	324
Vacation ownership bank borrowings (c)	184	159	25
Vacation rentals capital leases (d)	139	139	—
Other	13	13	—

Total long-term debt	$2,333	$1,984	349

Less: Issuance of letters of credit (b)			33

			$316

(a)	These outstanding borrowings are collateralized by $2,906 million of underlying gross vacation ownership contract receivables and securitization restricted cash. The capacity of our 2008 bank conduit facility of $943 million is reduced by $318 million of borrowings on our previous bank conduit facility. Such amount will be available as capacity for our 2008 bank conduit facility as the outstanding balance on our previous bank conduit facility amortizes in accordance with its terms, which is expected to be approximately two years. The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.
(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of December 31, 2008, the available capacity of $324 million was further reduced by $33 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $199 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

Securitized Vacation Ownership Debt

We issue debt through the securitization of vacation ownership contract receivables (see Note 8—Vacation Ownership Contract Receivables). On May 1, 2008, we closed a series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 7.9% and are secured by vacation ownership contract receivables. As of December 31, 2008, we had $120 million of outstanding borrowings under these term notes. The proceeds from these notes were used to reduce the balance outstanding under our previous bank conduit facility referenced below and the remaining proceeds were used for general corporate purposes. On June 26, 2008, we closed an additional series of term notes payable, Sierra Timeshare 2008-2 Receivables Funding, LLC, in the initial principal amount of $450 million. These borrowings bear interest at a weighted average rate of 7.2% and are secured by vacation ownership contract receivables. As of December 31, 2008, we had $278 million of outstanding borrowings under these term notes. The proceeds from these notes were used to reduce the balance outstanding under our previous bank conduit facility referenced below and the remaining proceeds were used for general corporate purposes. As of December 31, 2008, we had $854 million of outstanding borrowings under term notes entered into prior to January 1, 2008. Such securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 5.8%, 5.2% and 4.7% during the years ended December 31, 2008, 2007 and 2006, respectively.

On November 10, 2008, we closed on a 364-day, $943 million, non-recourse, vacation ownership bank conduit facility with a term through November 2009. This facility bears interest at variable commercial paper rates plus a spread. The $943 million facility with an advance rate for new borrowings of approximately 50% represents a decrease from the $1.2 billion capacity of our previous bank conduit facility with an advance rate of approximately 80%. The previous bank conduit facility ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years. The two bank conduit facilities, on a combined basis, had a weighted average interest rate of 4.1%, 5.9% and 5.7% during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, our securitized vacation ownership debt of $1,810 million is collateralized by $2,906 million of underlying gross vacation ownership contract receivables and securitization restricted cash. Additional usage of the capacity of our 2008 bank conduit facility is subject to our ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on our total securitized vacation ownership debt was 5.2%, 5.4% and 5.1% during 2008, 2007 and 2006, respectively.

Cash paid related to consumer financing interest expense was $106 million, $95 million and $59 million during 2008, 2007 and 2006, respectively.

Other

6.00% Senior Unsecured Notes. Our 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. The notes are redeemable at our option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of our other senior unsecured indebtedness.

Term Loan. During July 2006, we entered into a five-year $300 million term loan facility which bears interest at LIBOR plus 75 basis points. Subsequent to the inception of this term loan facility, we entered into an interest rate swap agreement and, as such, the interest rate is fixed at 6.2%.

Revolving Credit Facility. We maintain a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 62.5 to 75 basis points. The interest rate of this facility is dependent on our credit ratings and the outstanding balance of borrowings on this facility. During July 2008, we drew down on our revolving credit facility to fund the acquisition of USFS. In addition, in conjunction with closing the 2008 bank conduit facility, we drew approximately $215 million on our revolving credit facility to bring our previous bank conduit facility in line with the lower advance rate and tighter eligibility requirements.

Vacation Ownership Bank Borrowings. We maintain a 364-day secured, revolving foreign credit facility used to support our vacation ownership operations in the South Pacific. Such facility was renewed and upsized from AUD $225 million to AUD $263 million in June 2008 and expires in June 2009. We are currently exploring options to renew this facility. This facility bears interest at Australian BBSY plus a spread and had a weighted average interest rate of 8.1%, 7.2% and 6.5% during 2008, 2007 and 2006, respectively. These secured borrowings are collateralized by $199 million of underlying gross vacation ownership contract receivables as of December 31, 2008. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

Vacation Rental Capital Leases. We lease vacation homes located in European holiday parks as part of our vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2008, 2007 and 2006.

Other. We also maintain other debt facilities which arise through the ordinary course of operations. This debt principally reflects $11 million of mortgage borrowings related to an office building.

Interest expense incurred in connection with our other debt was to $99 million, $96 million and $72 million during 2008, 2007 and 2006, respectively. In addition, we recorded $11 million of interest expense related to interest on local taxes payable to certain foreign jurisdictions during 2006. All such amounts are recorded within the interest expense line item on the Consolidated and Combined Statements of Operations. Cash paid related to such interest expense was $100 million, $89 million and $60 million during 2008, 2007 and 2006, respectively.

Interest expense is partially offset on the Consolidated and Combined Statements of Operations by capitalized interest of $19 million, $23 million and $16 million during 2008, 2007 and 2006, respectively.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility, unsecured term loan and vacation ownership bank borrowings include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 20—Segment Information) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2008, our interest coverage ratio was 20.6 times. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2008, our leverage ratio was 2.2 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our Separation from Cendant).

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

As of December 31, 2008, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our non-recourse, securitized note borrowings contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. In the event such provisions were triggered during 2009, we believe such cash flows would be approximately $0 – $40 million. As of December 31, 2008, all of our securitized pools were in compliance with applicable triggers.

Liquidity Risk

Our vacation ownership business finances certain of its receivables through (i) an asset-backed bank conduit facility and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us other than interest rate risk related to swap counterparties (solely to the extent that the amount outstanding on our notes differs from the forecasted amortization schedule at the time of issuance).

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are no longer AAA rated and remain under significant ratings pressure. Since certain monoline insurers are not positioned to write new policies, the cost of such insurance has increased and the insurance has become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to bond investors. Our $200 million 2008-1 term securitization, which closed on May 1, 2008, and our $450 million 2008-2 term securitization, which closed on June 26, 2008, were senior/subordinate transactions with no monoline insurance.

Beginning in the third quarter of 2007 and continuing throughout 2008 and into 2009, the asset-backed securities market and commercial paper markets in the United States suffered adverse market conditions. As a result, during 2008, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks. We successfully accessed the term securitization market during 2008, as demonstrated by the closing of two term securitizations. However, the credit markets continue to be virtually closed to issuers of vacation ownership receivables asset-backed securities. In response to the tightened asset-backed credit environment, our plan is to reduce our need to access the asset-backed securities market during 2009.

On November 10, 2008, we closed on a 364-day, $943 million, non-recourse, securitized vacation ownership bank conduit facility (which is supported by commercial paper) effective through November 2009. The $943 million facility capacity represents a decrease from the $1.2 billion capacity of our previous bank conduit facility. We expect that our vacation ownership business may reduce its sales pace of VOIs from 2008 to 2009 by approximately 40%. Accordingly, we believe that this 2008 bank conduit facility should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sale of VOIs. The 2008 bank conduit facility had available capacity of $484 million as of December 31, 2008. The previous bank conduit facility ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years.

The 2008 bank conduit facility bears interest at variable commercial paper rates, at higher spreads than the previous bank conduit facility. The 2008 bank conduit facility has a lower advance rate at approximately 50% for new borrowings compared to the previous bank conduit facility at approximately 80%. As a result of the current credit market, the terms of the 2008 bank conduit facility are less favorable than the previous bank conduit facility. As such, in conjunction with closing the 2008 bank conduit facility, we drew approximately $215 million on our revolving credit facility to bring our previous bank conduit facility in line with the lower advance rate and tighter eligibility requirements. At December 31, 2008, we have $291 million of availability under our revolving credit facility. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, it will negatively impact the cost of such borrowings. A long-term disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our Wyndham Vacation Resorts Asia Pacific Pty Ltd. operations are funded by 364-day bank facilities with a total capacity of $184 million as of December 31, 2008 expiring in June 2009. These facilities had a total of $159 million outstanding as of December 31, 2008 and are secured by consumer loan receivables, as well as a Wyndham Worldwide Corporation guaranty. We are in active dialogue with the participating banks and potential new participants. Our goal is to renew this facility for another 364-day term prior to the current renewal date. While we expect to renew the agreement, we anticipate that current bank lending conditions will have a negative impact on the terms and capacity of the existing agreement. In addition to renewing the current agreement, we are exploring alternate financing means including an asset backed securitization conduit. In the event we are not able to renew all or part of the current agreement, all or a portion of the outstanding borrowings will become immediately due and payable. We anticipate that we would have adequate liquidity to meet these maturities with available cash balances and our revolving credit facility. In addition, we can reduce funding needs by slowing spending on new inventory and reducing the financing of consumer loans used to purchase our vacation ownership properties.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.5 billion, of which we had $759 million outstanding as of December 31, 2008. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

During December 2008, Moody’s Investors Service (“Moody’s”) downgraded our senior unsecured debt rating to Baa3 and left our ratings under review for possible downgrade. During July 2008, Standard & Poor’s (“S&P”) downgraded our senior unsecured debt rating to BBB- with a “stable outlook.” During October 2008, S&P assigned a “negative outlook” to our senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Currently, we expect no (i) material increase in interest expense and/or (ii) material reduction in the availability of bonding capacity from the aforementioned downgrade or negative outlook; however, a further downgrade by Moody’s and/or S&P could impact our future borrowing and/or bonding costs and availability of such bonding capacity.

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

Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $343 million and $349 million at December 31, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $343 million of Separation related liabilities is comprised of $35 million for litigation matters, $267 million for tax liabilities, $27 million for liabilities of previously sold businesses of Cendant, $7 million for other contingent and corporate liabilities and $7 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $5 million of the $7 million pertain to litigation liabilities). In connection with these liabilities, $80 million are recorded in current due to former Parent and subsidiaries and $265 million are recorded in long-term due to former Parent and subsidiaries at December 31, 2008 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $7 million relating to the FIN 45 guarantees is recorded in other current liabilities at December 31, 2008 on the Consolidated Balance Sheet. We currently expect to pay $42 million relating to these liabilities during 2009 and the remaining $301 million during 2010, although the actual timing is dependent on a variety of factors beyond our control. In addition, at December 31, 2008, we have $3 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities - We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a number of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which we retain a 37.5% indemnification obligation. We have filed an appeal related to this adverse order. As a result of the order, however, we increased our contingent litigation accrual for this matter during 2007 by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities decreased from $36 million at December 31, 2007 to $35 million at December 31, 2008.

•	Contingent tax liabilities - We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. We will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, we recorded a gross up of our contingent tax liability and have a corresponding deferred tax asset of $30 million as of December 31, 2008. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

•	Cendant contingent and other corporate liabilities - We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements - In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. During 2008 and 2007, we recorded $1 million and $13 million, respectively, of expenses in the Consolidated Statements of Operations related to these agreements. During 2006, we recorded $8 million of expenses and less than $1 million in other revenues.

Separation and Related Costs

During 2007, we incurred costs of $16 million in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at our vacation ownership business and certain transitional expenses. During 2006, we incurred costs of $99 million in connection with executing our separation from Cendant, consisting primarily of (i) the acceleration of vesting of certain employee incentive awards and the related equitable adjustments of such awards, (ii) an impairment charge due to a rebranding initiative for our Fairfield and Trendwest trademarks and (iii) consulting and payroll-related services.

Contractual Obligations

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2009	2010	2011	2012	2013	Thereafter	Total

Securitized debt (a)	$294	$584	$152	$162	$175	$443	$1,810
Long-term debt (b)	169	21	886	11	11	886	1,984
Operating leases	66	64	52	40	29	120	371
Other purchase commitments (c)	337	110	53	56	4	218	778
Contingent liabilities (d)	42	301	—	—	—	—	343

Total (e)	$908	$1,080	$1,143	$269	$219	$1,667	$5,286

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $66 million during both 2009 and 2010, $59 million during 2011, $48 million during both 2012 and 2013 and $144 million thereafter.
(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost, and 2009 includes $50 million of vacation ownership development commitments that could be delayed until 2011 or later.
(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.
(e)	Excludes $23 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. Additionally, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we are responsible for a portion of the defaulting party or parties’ obligation. We also provide a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant and Realogy. These arrangements were valued upon our separation from Cendant with the assistance of third-party experts in accordance with FIN 45 and recorded as liabilities on our balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to our results of operations in future periods. See Separation Adjustments and Transactions with former Parent and Subsidiaries discussion for details of guaranteed liabilities.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2008 aggregated $778 million. Individually, such commitments range as high as $100 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $512 million; $236 million of which relates to 2009).

Standard Guarantees/Indemnifications. In the ordinary course of business, we enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of or third-party claims relating to an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of assets or businesses, leases of real estate, licensing of trademarks, development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases we maintain insurance coverage that may mitigate any potential payments.

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy agreements (which generally approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $350 million as of December 31, 2008. We would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2008, 2007 and 2006, we made payments related to these guarantees of $7 million, $5 million and $6 million, respectively. As of December 31, 2008 and 2007, we maintained a liability in connection with these guarantees of $37 million and $30 million, respectively, on our Consolidated Balance Sheets.

In the ordinary course of business, we enter into hotel management agreements which may provide a guarantee by us of minimum returns to the hotel owner. Under such guarantees, we are required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. Our exposure under these guarantees is partially mitigated by our ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, we are able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. The maximum potential amount of future payments to be made under these guarantees is $15 million. The underlying agreements would not require payment until 2010 or thereafter. As of both December 31, 2008 and 2007, we maintained a liability in connection with these guarantees of less than $1 million on our Consolidated Balance Sheets.

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet at December 31, 2008.

Letters of Credit. As of December 31, 2008 and 2007, we had $33 million and $53 million, respectively, of irrevocable standby letters of credit outstanding, which mainly relate to support for development activity at our vacation ownership business.

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

Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting described in SFAS No. 66, “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. As a result of the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing arrangements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. Prior to 2006, our provision for loan losses was presented as expenses on the Combined Statements of Operations. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated and Combined Statements of Operations (see “Allowance for Loan Losses” discussed below).

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period as part of operating expenses on the Consolidated and Combined Statements of Operations. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in difference in the timing and amount of revenue recognized from the construction of vacation ownership properties. This policy changed upon our adoption of SFAS No. 152 and SOP 04-2, which is discussed in greater detail in Note 2 to the Consolidated and Combined Financial Statements.

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses on the Consolidated and Combined Statements of Operations. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on uncollectibility. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is classified as a reduction to revenue with no change made to prior periods presented.

Intangible Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to compare the estimated fair value of any reporting unit within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. In accordance with SFAS No. 142, we have determined that our reporting units are the same as our reportable segments.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations. In performing our impairment analysis, we develop our estimated fair values for our reporting units using a combination of the discounted cash flow methodology and the market multiple methodology.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units.

We use a market multiple methodology to estimate the terminal value of each reporting unit by comparing such reporting unit to other publicly traded companies that are similar from an operational and economic standpoint. The market multiple methodology compares each reporting unit to the comparable companies on the basis of risk characteristics in order to determine the risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumption affecting our estimate of the terminal value of each reporting unit is the multiple of the enterprise value to earnings before interest, tax, depreciation and amortization.

To support our estimate of the individual reporting unit fair values, a comparison is performed between the sum of the fair values of the reporting units and our market capitalization. We use an average of our market capitalization over a reasonable period preceding the impairment testing date as being more reflective of our stock price trend than a single day, point-in-time market price. The difference is an implied control premium, which represents the acknowledgment that the observed market prices of individual trades of a company’s stock may not be representative of the fair value of the company as a whole. Estimates of a company’s control premium are highly judgmental and depend on capital market and macro-economic conditions overall. We evaluate the implied control premium for reasonableness.

Based on the results of our impairment evaluation performed in the fourth quarter of 2008, we recorded a non-cash $1,342 million charge for the impairment of goodwill at our vacation ownership reporting unit, where all of the goodwill previously recorded was determined to be impaired.

The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $1,353 million and $660 million, respectively, as of December 31, 2008 and $2,723 million and $620 million, respectively, as of December 31, 2007. Our goodwill is allocated between our lodging ($297 million) and vacation exchange and rentals ($1,056 million) reporting units and other indefinite-lived intangible assets are allocated among our three reporting units. We continue to monitor the goodwill recorded at our lodging and vacation exchange and rentals reporting units for indicators of impairment. If economic conditions were to deteriorate more than expected, or other significant assumptions such as estimates of terminal value were to change significantly, we may be required to record an impairment of the goodwill balance at our lodging and vacation and exchange and rentals reporting units.

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

Accounting for Restructuring Activities. We have committed and may continue to commit to restructuring actions and activities associated with strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, which are accounted for under SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Our restructuring actions require us to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations; and (iii) contract terminations. The amounts that we have accrued at December 31, 2008 represent our best estimate of the obligations that we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

Changes in Accounting Policies

During 2008, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	SFAS No. 157, “Fair Value Measurements”
•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
•	SAB 110, “Use of a “Simplified” Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options”

We will adopt the following recently issued standards as required:

•	SFAS No. 141(R), “Business Combinations”
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”
•	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 19 to the Consolidated and Combined Financial Statements. Our principal market exposures are interest and foreign currency rate risks.

•	Our primary interest rate exposure as of December 31, 2008 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We have approximately $3.8 billion of debt outstanding as of December 31, 2008. Of that total, $1.3 billion was issued as variable rate debt and has not been synthetically converted to fixed rate debt via an interest rate swap. A hypothetical 10% change in our effective weighted average interest rate would increase or decrease interest expense by $1 million.

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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2008. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. At December 31, 2008, the absolute notional amount of our outstanding hedging instruments was $462 million. A hypothetical 10% change in the foreign currency exchange rates would result in an increase or decrease of $12 million in the fair value of the hedging instrument at December 31, 2008. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.

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

We used December 31, 2008 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

(b)	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.

Identification of Executive Officers.

The following provides information for each of our executive officers.

Stephen P. Holmes, 52, has served as the Chairman of our Board of Directors and as our Chief Executive Officer since our separation from Cendant in July 2006. Mr. Holmes was a director since May 2003 of the already-existing, wholly owned subsidiary of Cendant that held the assets and liabilities of Cendant’s hospitality services (including timeshare resorts) businesses before our separation from Cendant and has served as a director of Wyndham Worldwide since the separation in July 2006. Mr. Holmes was Vice Chairman and Director of Cendant and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 until our separation from Cendant in July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated, from September 1996 until December 1997 and was a director of HFS from June 1994 until December 1997. From July 1990 through September 1996, Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of HFS.

Franz S. Hanning, 55, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since our separation from Cendant in July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 until our separation from Cendant in July 2006. Mr. Hanning served as President and Chief Executive Officer of Fairfield Resorts, Inc. (which has been renamed Wyndham Vacation Resorts, Inc.) from April 2001, when Cendant acquired Fairfield, to March 2005 and as President and Chief Executive Officer of Trendwest Resorts, Inc. (which has been renamed WorldMark by Wyndham) from August 2004 to March 2005. Mr. Hanning joined Fairfield in 1982 and held several key leadership positions with Fairfield, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.

Geoffrey A. Ballotti, 47, has served as President and Chief Executive Officer, Group RCI, since March 2008. Prior to joining Group RCI, from October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy.

Eric A. Danziger, 54, has served as President and Chief Executive Officer, Wyndham Hotel Group, since December 2008. From August 2006 to December 2008, Mr. Danziger was Chief Executive Officer of WhiteFence, Inc., an online site for home services firm. From June 2001 to August 2006, Mr. Danziger was President and Chief Executive Officer of ZipRealty, a real estate brokerage. From April 1998 to June 2001, Mr. Danziger was President and Chief Operating Officer of Carlson Hotels Worldwide. From June 1996 to August 1998, Mr. Danziger was President and CEO of Starwood Hotels and Resorts Worldwide. From September 1990 to June 1996, Mr. Danziger was President of Wyndham Hotels and Resorts.

Virginia M. Wilson, 54, has served as our Executive Vice President and Chief Financial Officer since our separation from Cendant in July 2006. Ms. Wilson was Executive Vice President and Chief Accounting Officer of Cendant from September 2003 until our separation from Cendant in July 2006. From October 1999 until August 2003, Ms. Wilson served as Senior Vice President and Controller for MetLife, Inc., a provider of insurance and other financial services. From 1996 until 1999, Ms. Wilson served as Senior Vice President and Controller for

Transamerica Life Companies, an insurance and financial services company. Prior to Transamerica, Ms. Wilson was an Audit Partner of Deloitte & Touche LLP.

Scott G. McLester, 46, has served as our Executive Vice President and General Counsel since our separation from Cendant in July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 until our separation from Cendant in July 2006. Mr. McLester was Group Vice President, Legal for Cendant from March 2002 to April 2004, Vice President, Legal for Cendant from February 2001 to March 2002 and Senior Counsel for Cendant from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Mary R. Falvey, 48, has served as our Executive Vice President and Chief Human Resources Officer since our separation from Cendant in July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 until our separation from Cendant in July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 44, has served as our Executive Vice President and Chief Real Estate Development Officer since our separation from Cendant in July 2006. From April 2003 until July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 until February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant Corporation. From November 1998 until December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 until February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.

Nicola Rossi, 42, has served as our Senior Vice President and Chief Accounting Officer since our separation from Cendant in July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 until our separation from Cendant in July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000.

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

We submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Proxy Statement under the captions “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Proxy Statement under the caption “Ownership of Company Stock” and is incorporated by reference in this report.

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

In reviewing the agreements included as exhibits to this report, please be advised that the agreements are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements generally contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

By:	/s/ STEPHEN P. HOLMES
Stephen P. Holmes
Chief Executive Officer
Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN P. HOLMES Stephen P. Holmes	Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ VIRGINIA M. WILSON Virginia M. Wilson	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ NICOLA ROSSI Nicola Rossi	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/s/ MYRA J. BIBLOWIT Myra J. Biblowit	Director	February 26, 2009

/s/ JAMES E. BUCKMAN James E. Buckman	Director	February 26, 2009

/s/ GEORGE HERRERA George Herrera	Director	February 26, 2009

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY The Right Honourable Brian Mulroney	Director	February 26, 2009

/s/ PAULINE D.E. RICHARDS Pauline D.E. Richards	Director	February 26, 2009

/s/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wyndham Worldwide Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, stockholders’/invested equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rentals and vacation ownership businesses of Cendant. Included in Notes 22 and 23 to the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 23 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 7 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 2 and 14 to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 26, 2009

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net revenues
Vacation ownership interest sales	$1,463	$1,666	$1,461
Service fees and membership	1,705	1,619	1,437
Franchise fees	514	523	501
Consumer financing	426	358	291
Other	173	194	152

Net revenues	4,281	4,360	3,842

Expenses
Operating	1,622	1,632	1,404
Cost of vacation ownership interests	278	376	317
Consumer financing interest	131	110	70
Marketing and reservation	830	831	734
General and administrative	561	519	493
Separation and related costs	—	16	99
Goodwill and other impairments	1,426	—	—
Restructuring costs	79	—	—
Depreciation and amortization	184	166	148

Expenses	5,111	3,650	3,265

Operating income/(loss)	(830)	710	577
Other income, net	(11)	(7)	—
Interest expense	80	73	67
Interest income (including intercompany of $0, $0 and $24)	(12)	(11)	(32)

Income/(loss) before income taxes	(887)	655	542
Provision for income taxes	187	252	190

Income/(loss) before cumulative effect of accounting change	(1,074)	403	352
Cumulative effect of accounting change, net of tax	—	—	(65)

Net income/(loss)	$(1,074)	$403	$287

Earnings/(losses) per share:
Basic
Income/(loss) before cumulative effect of accounting change	$(6.05)	$2.22	$1.78
Net income/(loss)	(6.05)	2.22	1.45
Diluted
Income/(loss) before cumulative effect of accounting change	$(6.05)	$2.20	$1.77
Net income/(loss)	(6.05)	2.20	1.44

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$136	$210
Trade receivables, net	460	459
Vacation ownership contract receivables, net	291	290
Inventory	414	586
Prepaid expenses	151	160
Deferred income taxes	148	101
Due from former Parent and subsidiaries	3	18
Other current assets	311	232

Total current assets	1,914	2,056

Long-term vacation ownership contract receivables, net	2,963	2,654
Non-current inventory	905	649
Property and equipment, net	1,038	1,009
Goodwill	1,353	2,723
Trademarks, net	661	620
Franchise agreements and other intangibles, net	416	416
Other non-current assets	323	332

Total assets	$9,573	$10,459

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$294	$237
Current portion of long-term debt	169	175
Accounts payable	316	380
Deferred income	672	612
Due to former Parent and subsidiaries	80	110
Accrued expenses and other current liabilities	638	666

Total current liabilities	2,169	2,180

Long-term securitized vacation ownership debt	1,516	1,844
Long-term debt	1,815	1,351
Deferred income taxes	966	927
Deferred income	311	262
Due to former Parent and subsidiaries	265	243
Other non-current liabilities	189	136

Total liabilities	7,231	6,943

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 204,645,505 shares in 2008 and 203,874,101 shares in 2007	2	2
Additional paid-in capital	3,690	3,652
Retained earnings/(deficit)	(578)	525
Accumulated other comprehensive income	98	194
Treasury stock, at cost—27,284,823 shares in 2008 and 26,656,804 shares in 2007	(870)	(857)

Total stockholders’ equity	2,342	3,516

Total liabilities and stockholders’ equity	$9,573	$10,459

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006

Operating Activities
Net income/(loss)	$(1,074)	$403	$287
Cumulative effect of accounting change, net of tax	—	—	65

Income/(loss) before cumulative effect of accounting change	(1,074)	403	352
Adjustments to reconcile income/(loss) before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	184	166	148
Provision for loan losses	450	305	259
Deferred income taxes	110	156	103
Stock-based compensation	35	26	13
Excess tax benefits from stock-based compensation	—	(8)	(2)
Impairment of goodwill and other assets	1,426	1	11
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	3	(17)	(35)
Vacation ownership contract receivables	(786)	(835)	(594)
Inventory	(147)	(322)	(280)
Prepaid expenses	3	(2)	(68)
Other current assets	(25)	(5)	(42)
Accounts payable, accrued expenses and other current liabilities	(101)	146	277
Due to former Parent and subsidiaries, net	(23)	(9)	(36)
Deferred income	87	23	48
Other, net	(33)	(18)	11

Net cash provided by operating activities	109	10	165

Investing Activities
Property and equipment additions	(187)	(194)	(191)
Net assets acquired, net of cash acquired, and acquisition-related payments	(135)	(16)	(105)
Net intercompany funding to former Parent and subsidiaries	—	—	(143)
Equity investments and development advances	(18)	(50)	(24)
Proceeds from asset sales	9	30	—
(Increase)/decrease in securitization restricted cash	(30)	(35)	11
(Increase)/decrease in escrow deposit restricted cash	42	11	(14)
Other, net	—	(1)	(5)

Net cash used in investing activities	(319)	(255)	(471)

Financing Activities
Proceeds from securitized borrowings	1,923	2,636	1,531
Principal payments on securitized borrowings	(2,194)	(2,018)	(1,203)
Proceeds from non-securitized borrowings	2,183	1,403	2,186
Principal payments on non-securitized borrowings	(1,681)	(1,339)	(1,937)
Proceeds from bond issuance	—	—	796
Dividend to shareholders	(28)	(14)	—
Dividends paid to former Parent	—	—	(1,360)
Capital contribution from former Parent	8	15	795
Repurchase of common stock	(15)	(526)	(329)
Proceeds from stock option exercises	5	25	13
Debt issuance costs	(27)	(12)	(16)
Excess tax benefits from stock-based compensation	—	8	2
Other, net	(8)	(1)	(5)

Net cash provided by financing activities	166	177	473

Effect of changes in exchange rates on cash and cash equivalents	(30)	9	3

Net increase/(decrease) in cash and cash equivalents	(74)	(59)	170
Cash and cash equivalents, beginning of period	210	269	99

Cash and cash equivalents, end of period	$136	$210	$269

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’/INVESTED EQUITY
(In millions)

						Accumulated
			Additional	Parent	Retained	Other	Treasury		Total
	Common Stock		Paid-in	Company’s	Earnings/	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Net Investment	(Deficit)	Income	Shares	Amount	Equity

Balance as of January 1, 2006	—	$—	$—	$4,925	$—	$108	—	$—	$5,033
Comprehensive income from January 1, 2006 to July 31, 2006:
Net income	—	—	—	131	—	—	—	—
Currency translation adjustment, net of tax benefit of $27	—	—	—	—	—	79	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $1	—	—	—	—	—	(2)	—	—
Total comprehensive income from January 1, 2006 to July 31, 2006									208
Assumption of former Parent corporate assets	—	—	—	74	—	—	—	—	74
Return of excess funding from former Parent	—	—	—	25	—	—	—	—	25
Tax receivables due from former Parent and subsidiaries	—	—	—	24	—	—	—	—	24
Deferred tax assets on contingent liabilities and guarantees	—	—	—	71	—	—	—	—	71
Guarantees under FIN 45 related to the Separation	—	—	—	(41)	—	—	—	—	(41)
Contingent liabilities—due to former Parent and subsidiaries	—	—	—	(483)	—	—	—	—	(483)
Cash transfer to former Parent	—	—	—	(1,360)	—	—	—	—	(1,360)
Elimination of asset-linked facility obligation by former Parent	—	—	—	600	—	—	—	—	600
Capital contribution from former Parent-proceeds from Travelport sale	—	—	—	760	—	—	—	—	760
Elimination of intercompany balance due to former Parent	—	—	—	(1,157)	—	—	—	—	(1,157)
Transfer of net investment to additional paid-in capital	—	—	3,569	(3,569)	—	—	—	—	—
Comprehensive income from August 1, 2006 to December 31, 2006:
Net income	—	—	—	—	156	—	—	—
Currency translation adjustment, net of tax of $16	—	—	—	—	—	5	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $4	—	—	—	—	—	(6)	—	—
Total comprehensive income from August 1, 2006 to December 31, 2006									155
Issuance of common stock	200	2	(2)	—	—	—	—	—	—
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	13	—	—	—	—	—	13
Change in deferred compensation	—	—	(68)	—	—	—	—	—	(68)
Additional capital contribution from former Parent-proceeds from Travelport sale	—	—	38	—	—	—	—	—	38
Adjustments to contingent liabilities due to former Parent and subsidiaries	—	—	1	—	—	—	—	—	1
Repurchases of common stock	—	—	—	—	—	—	(12)	(349)	(349)
Equitable adjustment of stock based compensation	—	—	9	—	—	—	—	—	9
Adjustment to deferred tax assets assumed from former Parent	—	—	8	—	—	—	—	—	8
Excess deferred tax assets from stock-based compensation	—	—	(2)	—	—	—	—	—	(2)

Balance at December 31, 2006	202	$2	$3,566	$—	$156	$184	(12)	$(349)	$3,559
Comprehensive income
Net income	—	—	—	—	403	—	—	—
Currency translation adjustment, net of tax of $15	—	—	—	—	—	26	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $12	—	—	—	—	—	(19)	—	—
Minimum pension liability adjustment, net of tax of $1	—	—	—	—	—	3	—	—
Total comprehensive income									413
Exercise of stock options	1	—	25	—	—	—	—	—	25
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—	—
Change in deferred compensation	—	—	23	—	—	—	—	—	23
Cumulative effect, adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes	—	—	—	—	(20)	—	—	—	(20)
Repurchases of common stock	—	—	—	—	—	—	(15)	(508)	(508)
Cash transfer from former Parent	—	—	15	—	—	—	—	—	15
Tax adjustment from former Parent	—	—	16	—	—	—	—	—	16
Change in excess tax benefit on equity awards	—	—	7	—	—	—	—	—	7
Payment of dividends	—	—	—	—	(14)	—	—	—	(14)

Balance at December 31, 2007	204	2	3,652	—	525	194	(27)	(857)	3,516
Comprehensive loss
Net loss	—	—	—	—	(1,074)	—	—	—
Currency translation adjustment, net of tax benefit of $107	—	—	—	—	—	(76)	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $12	—	—	—	—	—	(19)	—	—
Minimum pension liability adjustment, net of tax benefit of $0	—	—	—	—	—	(1)	—	—
Total comprehensive loss									(1,170)
Exercise of stock options	—	—	5	—	—	—	—	—	5
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—	—
Change in deferred compensation	—	—	28	—	—	—	—	—	28
Repurchases of common stock	—	—	—	—	—	—	—	(13)	(13)
Cash transfer from former Parent	—	—	8	—	—	—	—	—	8
Change in excess tax benefit on equity awards	—	—	(3)	—	—	—	—	—	(3)
Payment of dividends	—	—	—	—	(29)	—	—	—	(29)

Balance at December 31, 2008	205	$2	$3,690	$—	$(578)	$98	(27)	$(870)	$2,342

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

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, payroll, legal and treasury services, certain employee benefits and real estate usage for common space were allocated by Cendant to the Company through July 31, 2006 based on forecasted revenues or usage. Management believes such allocations were reasonable. However, the associated expenses recorded by the Company in the Consolidated and Combined Statements of Operations may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented prior to August 1, 2006. Following the Separation and distribution from Cendant, the Company began performing these functions using internal resources or purchased services, certain of which have been provided by Cendant or one of the separated companies during a transitional period pursuant to the Transition Services Agreement. Refer to Note 23—Related Party Transactions for a detailed description of the Company’s transactions with Cendant and its former subsidiaries.

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

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company recorded $6 million of net earnings and $1 million of net losses from such investments during 2008 and 2007, respectively, in other income, net on the Consolidated Statements of Operations. In addition, during 2008, the Company recorded $5 million of income primarily associated with the assumption of a lodging-related credit card marketing program obligation by a third-party and the sale of a non-strategic asset by the Company’s lodging business. During 2007, the Company recorded a pre-tax gain of $8 million related to the sale of certain vacation ownership properties and related assets that were no longer consistent with the Company’s development plans. Such amounts were recorded within other income, net on the Consolidated Statements of Operations.

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides property management services to owners of the Company’s luxury, upscale and midscale hotels.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

Revenue Recognition

Lodging

The Company enters into agreements to franchise its lodging franchise systems to independent hotel owners. The Company’s standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are accrued as earned and upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated and Combined Statements of Operations. Lodging revenues also include initial franchise fees, which are recognized as revenue when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated as it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of fees for certain services, including marketing and reservations. With such fees, the Company provides its franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservations system, (ii) advertising, (iii) promotional and co-marketing programs, (iv) referrals, (v) technology, (vi) training and (vii) volume purchasing. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with its franchise agreements, the Company includes an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

The Company also provides property management services for hotels under management contracts. The Company’s standard management agreement typically has a term of up to 20 years. The Company’s management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenue is recognized when earned in accordance with the terms of the contract. The Company incurs certain reimbursable costs on behalf of managed hotel properties and reports reimbursements received from managed properties as revenue and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenue on the Consolidated and Combined Statements of Operations. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Operations. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on the Company’s operating income. Management fee revenue and revenue related to payroll reimbursements were $5 million and $100 million, respectively, during 2008, $6 million and $92 million, respectively, during 2007 and $4 million and $69 million, respectively, during 2006.

The Company also earns revenue from administering its Wyndham Rewards loyalty program. The Company charges its franchisee/managed property owner a fee based upon a percentage of room revenue generated from member stays at participating hotels. This fee is accrued as earned and upon becoming due from the franchisee.

Vacation Exchange and Rentals

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenue represents the annual membership fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within the Company’s vacation exchange business and for certain members, for other leisure-related products and services. The Company records revenue from annual membership dues as deferred income on the Consolidated Balance Sheets and recognizes it on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within the Company’s vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenue, net of expected cancellations, when the exchange requests have been confirmed to the member. The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 45% of the gross booking fees for non-proprietary inventory, as compared to properties that it owns or operates under long-term capital leases where it receives 100% of the revenue. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenue from such fees is recognized in the period that the rental reservation is made, net of expected cancellations. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. Cancellations for 2008, 2007 and 2006 each totaled less than 5% of rental transactions booked. The Company’s revenue is earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company also earns rental fees in connection with properties it owns or operates under long-term capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered.

Vacation Ownership

The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. The Company’s sales of VOIs are either cash sales or Company-financed sales. In order for the Company to recognize revenues of VOI sales under the full accrual method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting of Sales of Real Estate” for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company. As a result of the adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”) on January 1, 2006, the Company must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by the Company, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

The Company also offers consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. Generally, the financing terms are for ten years. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses on the Consolidated and Combined Statements of Operations. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated and Combined Statements of Operations. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated and Combined Statement of Operations.

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenue is recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated and Combined Statements of Operations. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where the Company is the employer, are reflected as a component of operating expenses on the Consolidated and Combined Statements of Operations. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on the Company’s operating income. Management fee revenue and revenue related to reimbursements were $159 million and $187 million, respectively, during 2008, $146 million and $164 million, respectively, during 2007 and $112 million and $141 million, respectively, during 2006. During 2008, 2007 and 2006, one of the associations that the Company manages paid Group RCI $17 million, $15 million and $13 million, respectively, for exchange services.

During 2008, 2007 and 2006, gross sales of VOIs were reduced by $75 million, $22 million and $22 million, respectively, representing the net change in revenue that is deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenue from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort.

The Company records lodging-related marketing and reservation revenues, Wyndham Rewards revenues, as well as property management services revenues for the Company’s Lodging and Vacation Ownership segments, in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues be recorded on a gross basis.

Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2008 and 2007.

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

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account. Such amounts were $155 million and $125 million as of December 31, 2008 and 2007, respectively, of which $80 million is recorded within other current assets as of December 31, 2008 and $75 million and $125 million are recorded within other non-current assets as of December 31, 2008 and 2007, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $30 million and $66 million as of December 31, 2008 and 2007, respectively, of which $28 million and $66 million are recorded within other current assets as of December 31, 2008 and 2007, respectively, and $2 million is recorded within other non-current assets as of December 31, 2008 on the Consolidated Balance Sheets.

Receivable Valuation

Trade receivables

The Company provides for estimated bad debts based on their assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity during 2008, 2007 and 2006:

	For the Years Ended
	December 31,
	2008	2007	2006

Beginning balance	$112	$99	$96
Bad debt expense	89	84	58
Write-offs	(77)	(70)	(57)
Translation and other adjustments	(4)	(1)	2

Ending balance	$120	$112	$99

Vacation ownership contract receivables

Within the Company’s vacation ownership business, the Company provides for estimated vacation ownership contract receivable cancellations and defaults at the time the VOI sales are recorded, by reducing VOI sales with a charge to the provision for loan losses on the Consolidated and Combined Statements of Operations. Upon the adoption of SFAS No. 152 and SOP 04-2 on January 1, 2006, the provision for loan losses is now classified as a reduction of vacation ownership interest sales on the Consolidated and Combined Statements of Operations. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on uncollectibility. The Company charges vacation ownership contract receivables to the loan loss allowance when they become 91, 120 or 150 days contractually past due depending on the percentage of the contract price already paid or are deemed uncollectible.

Loyalty Programs

The Company operates a number of loyalty programs including Wyndham Rewards, RCI Elite Rewards and other programs. Wyndham Rewards members primarily accumulate points by staying in hotels franchised under one of the Company’s lodging brands. Wyndham Rewards and RCI Elite Rewards members accumulate points by purchasing everyday products and services from the various businesses that participate in the program.

Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacations, electronics, sporting goods, movie and theme park tickets, gift certificates, vacation ownership maintenance fees and annual membership dues and exchange fees for transactions. The points cannot be redeemed for cash. The Company earns revenue from these programs (i) when a member stays at a participating hotel, from a fee charged by the Company to the franchisee, which is based upon a percentage of room revenue generated from such stay or (ii) based upon a percentage of the members’ spending on the credit cards and such revenue is paid to the Company by a third-party issuing bank. The Company also incurs costs to support these programs, which primarily relate to marketing expenses to promote the programs, costs to administer the programs and costs of members’ redemptions.

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) a cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenue in the Consolidated and Combined Statements of Operations and amounted to $94 million, $87 million and $73 million while total expenses amounted to $81 million, $71 million and $59 million in 2008, 2007 and 2006, respectively. The points liability as of December 31, 2008 and 2007 amounted to $50 million and $48 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

Inventory

Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $19 million, $23 million and $16 million in 2008, 2007 and 2006, respectively.

Advertising Expense

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded primarily within marketing and reservation expenses on the Consolidated and Combined Statements of Operations, were $108 million, $111 million and $90 million in 2008, 2007 and 2006, respectively.

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

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of other revenues or interest expense, based upon the nature of the hedged item, in the Consolidated and Combined Statements of Operations. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of revenues or net interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated and Combined Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings, up to 15 years for leasehold improvements, from 20 to 30 years for vacation rental properties and from three to seven years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from three to five years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $130 million and $99 million as of December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, review their carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company evaluates goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to compare the estimated fair value of any reporting units within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. In accordance with SFAS 142, the Company has determined that its reporting units are the same as its reportable segments.

The Company has three reporting units, all of which contained goodwill prior to the annual goodwill impairment test. See Note 5—Intangible Assets and Note 21—Restructuring and Impairments for information regarding the goodwill impairment recorded as a result of the annual impairment test. Following such goodwill impairment, in which the Company impaired the goodwill of its vacation ownership reporting unit to $0, the Company had $297 million of goodwill at its lodging reporting unit and $1,056 million of goodwill at its vacation exchange and rentals reporting unit.

Accounting for Restructuring Activities

The Company has committed and may continue to commit to restructuring actions and activities associated with strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, which are accounted for under SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company’s restructuring actions require it to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations; and (iii) contract terminations. The amounts that the Company has accrued at December 31, 2008 represent its best estimate of the obligations that it expects to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, accumulated unrealized gains and losses on derivative instruments designated as cash flow hedges and pension related costs. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in the Consolidated and Combined Statements of Operations.

Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company measures all employee stock-based compensation awards using a fair value method and records the related expense in its Consolidated and Combined Statement of Operations. The Company uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. Because the Company was allocated stock-based compensation expense for all outstanding employee stock awards prior to the adoption of SFAS No. 123(R), the adoption of such standard did not have a material impact on the Company’s results of operations.

Paragraph 81 of SFAS No. 123(R) requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (“APIC Pool”). Utilizing the calculation method described in FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company calculated its APIC Pool as of January 1, 2006 associated with stock options that were fully vested as of December 31, 2005. The impact on the APIC Pool for stock options that are partially vested at, or granted subsequent to, December 31, 2005 is being determined in accordance with SFAS No. 123(R).

In connection with the distribution of the shares of common stock of Wyndham to Cendant stockholders, on July 31, 2006, the Compensation Committee of Cendant’s Board of Directors approved the full vesting of all Cendant equity awards (including Wyndham awards granted as an adjustment to such Cendant equity awards) on August 15, 2006. As a result of the acceleration of the vesting of these awards, the Company recorded non-cash compensation expense of $45 million during the third quarter of 2006. In connection with the acceleration of the equity awards, an APIC Pool detriment of $9 million was created as the tax deduction of the equity awards was lower than the deferred tax asset recognized. As of January 1, 2006, the Company had no APIC Pool. During 2006, the Company created an APIC Pool of approximately $2 million through other vesting activities. As a result of the write off of the $9 million excess deferred tax asset, the Company recorded a tax provision of $7 million on its Consolidated and Combined Statement of Operations during the year ended December 31, 2006 and a reduction to additional paid-in capital of $2 million on its Consolidated Balance Sheet as of December 31, 2006. During 2008 and 2007, the Company’s APIC Pool decreased by $3 million and increased by $7 million, respectively, due to the exercise and vesting of equity awards. As a result of such activity, the Company recorded a corresponding decrease to additional paid-in capital of $3 million and an increase to additional paid-in capital of $7 million on its Consolidated Balance Sheets as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company had an APIC Pool balance of $4 million and $7 million, respectively, on its Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of Statement No. 157” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial assets and financial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption. See Note 14—Fair Value for a further explanation of the adoption.

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

Business Combinations. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS No. 141(R) will not have a material impact on its Consolidated Financial Statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128; such that earnings per share data will continue to be calculated the same way that such data were calculated before this Statement was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of SFAS No. 160 will not have a material impact on its Consolidated Financial Statements.

Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods after November 15, 2008. The Company believes the adoption of SFAS No. 161 will not have a material impact on its Consolidated Financial Statements.

3.	Earnings per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income/(loss) (and other comparable earnings measures) divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2008	2007	2006

Income/(loss) before cumulative effect of accounting change	$(1,074)	$403	$352
Cumulative effect of accounting change, net of tax	—	—	(65)

Net income/(loss)	$(1,074)	$403	$287

Basic weighted average shares outstanding	178	181	198
Stock options and restricted stock units	—	2	1

Diluted weighted average shares outstanding	178	183	199

Basic earnings/(losses) per share:
Income/(loss) before cumulative effect of accounting change	$(6.05)	$2.22	$1.78
Cumulative effect of accounting change, net of tax	—	—	(0.33)

Net income/(loss)	$(6.05)	$2.22	$1.45

Diluted earnings/(losses) per share:
Income/(loss) before cumulative effect of accounting change	$(6.05)	$2.20	$1.77
Cumulative effect of accounting change, net of tax	—	—	(0.33)

Net income/(loss)	$(6.05)	$2.20	$1.44

The computations of diluted net income/(loss) per common share available to common stockholders for the years ended December 31, 2008, 2007 and 2006 do not include approximately 13 million, 10 million and 16 million stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive to earnings/(losses) per share.

Dividend Payments

During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2008, the Company paid cash dividends of $0.04 per share ($28 million in the aggregate). During each of the quarterly periods ended September 30 and December 31, 2007, the Company paid cash dividends of $0.04 per share ($14 million in the aggregate).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated and Combined Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. Although the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Balance Sheets as adjustments to the purchase price or on the Consolidated and Combined Statements of Operations as expenses, as appropriate.

2008 Acquisitions

U.S. Franchise Systems, Inc. On July 18, 2008, the Company completed the acquisition of U.S. Franchise Systems, Inc., which included its Microtel Inns & Suites (“Microtel”) hotel brand, a chain of economy hotels, and Hawthorn Suites (“Hawthorn”) hotel brand, a chain of extended-stay hotels, from a subsidiary of Global Hyatt Corporation (collectively “USFS”). Management believes that this acquisition solidifies the Company’s presence in the economy lodging segment and represents the Company’s entry into the all-suites, extended stay market. The preliminary allocation of the purchase price is summarized as follows:

Amount

Cash consideration	$131
Transaction costs and expenses	4

Total purchase price	135
Less: Historical value of assets acquired in excess of liabilities assumed	57
Less: Fair value adjustments	26

Excess purchase price over fair value of assets acquired and liabilities assumed	$52

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of USFS:

Amount

Trade receivables	$5
Other current assets	3
Trademarks (a)	83
Franchise agreements (b)	34
Goodwill	52

Total assets acquired	177

Total current liabilities	(6)
Non-current deferred income taxes	(36)

Total liabilities assumed	(42)

Net assets acquired	$135

(a)	Represents indefinite-lived Microtel and Hawthorn trademarks.
(b)	Represents franchise agreements with a weighted average life of 20 years.

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

5.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$1,353			$2,723

Trademarks (a)	$660			$620

Amortized Intangible Assets
Franchise agreements (b)	$630	$278	$352	$597	$257	$340
Trademarks (c)	3	2	1	—	—	—
Other (d)	91	27	64	99	23	76

	$724	$307	$417	$696	$280	$416

(a)	Comprised of various trade names (including the worldwide Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inn & Suites, Microtel and Hawthorn trade names) that the Company has acquired and which distinguishes the Company’s consumer services. These trade names are expected to generate future cash flows for an indefinite period of time.
(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 33 years.
(c)	Comprised of definite-lived trademarks, which will be fully amortized and written-off by March 31, 2009.
(d)	Includes customer lists and business contracts, generally amortized over a period ranging from 5 to 20 years with a weighted average life of 16 years.

Goodwill

In accordance with SFAS No. 142, the Company tests goodwill for potential impairment annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units as described in Note 2—Summary of Significant Accounting Policies. Because quoted market prices for the Company’s reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. In performing its impairment analysis, the Company developed the estimated fair values for its reporting units using a combination of the discounted cash flow methodology and the market multiple methodology.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units.

The Company uses a market multiple methodology to estimate the terminal value of each reporting unit by comparing such reporting unit to other publicly traded companies that are similar to it from an operational and economic standpoint. The market multiple methodology compares each reporting unit to the comparable companies on the basis of risk characteristics in order to determine the risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumption affecting the Company’s estimate of the terminal value of each reporting unit is the multiple of the enterprise value to earnings before interest, tax, depreciation and amortization.

To support the Company’s estimate of the individual reporting unit fair values, a comparison is performed between the sum of the fair values of the reporting units and the Company’s market capitalization. The Company uses an average of its market capitalization over a reasonable period preceding the impairment testing date as being more reflective of the Company’s stock price trend than a single day, point-in-time market price. The difference is an implied control premium, which represents the acknowledgment that the observed market prices of individual trades of a company’s stock may not be representative of the fair value of the company as a whole. Estimates of a company’s control premium are highly judgmental and depend on capital market and macro-economic conditions overall. The Company concluded that the implied control premium estimated from its analysis is reasonable.

During the fourth quarter of 2008, after estimating the fair values of the Company’s three reporting units as of December 31, 2008, the Company determined that its lodging and vacation exchange and rentals reporting units passed the first step of the goodwill impairment test, while the vacation ownership reporting unit did not pass the first step. The lodging and vacation exchange and rentals reporting units had goodwill balances of $297 million and $1,056 million, respectively at December 31, 2008.

As described in Note 2—Summary of Significant Accounting Policies, the second step of the goodwill impairment test uses the estimated fair value of the Company’s vacation ownership segment from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of the vacation ownership segment in this second step calculation were in the areas of:

(1) Adjusting the carrying value of Vacation Ownership Contract Receivables to their estimated fair values,

(2) Adjusting the carrying value of customer related intangible assets to their estimated fair values,

(3) Adjusting the carrying value of debt to the estimate fair value, and

(4) Recalculating deferred income taxes under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” after considering the likely tax basis a hypothetical buyer would have in the assets and liabilities.

As a result of the above analysis, during the fourth quarter of 2008 the Company recorded a goodwill impairment charge of $1,342 million ($1,337 million, after-tax) representing a write-off of the entire amount of the vacation ownership reporting unit’s previously recorded goodwill. Such impairment was a result of plans that the Company announced during (i) October 2008, in which it refocused its vacation ownership sales and marketing efforts on consumers with higher credit quality beginning the fourth quarter of 2008, which reduced future revenue and growth rates, and (ii) December 2008, in which it decided to eliminate the vacation ownership reporting unit’s reliance of the asset-backed securities market by reducing its VOI sales pace during 2009 by approximately 40% from 2008 to approximately $1.2 billion.

Other Intangible Assets

During the fourth quarter of 2008, the Company recorded charges of (i) a $16 million non-cash impairment charge primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards and (ii) $8 million to impair the value of an unamortized trademark due to a strategic change in direction and reduced future investments in a vacation rentals business. See Note 21—Restructuring and Impairments for more information.

As of December 31, 2007, the Company had $31 million of unamortized vacation ownership trademarks recorded on the Consolidated Balance Sheet, including its FairShare Plus and WorldMark trademarks. During the first quarter of 2008, the Company recorded a $28 million impairment charge due to the Company’s initiative to rebrand FairShare Plus and WorldMark to the Wyndham brand. The remaining $3 million was reclassified to amortized trademarks and was $1 million at December 31, 2008. Such amount will be fully amortized and written-off by March 31, 2009.

During the fourth quarter of 2006, the Company announced that it would change its Fairfield Resorts and Trendwest branding to Wyndham Vacation Resorts and WorldMark by Wyndham, respectively. As a result, the Company recorded an impairment charge of $11 million at its vacation ownership business relating to the rebranding initiatives. A valuation analysis was performed utilizing future cash flows of the underlying trademarks to arrive at the trademarks’ fair value. The resulting impairment charge was recorded during 2006 as a component of separation and related costs within the Combined Statement of Operations. In addition, the remaining trademark value of $2 million was fully amortized and written-off during 2007.

The changes in the carrying amount of goodwill are as follows:

				Adjustments
		Goodwill		to Goodwill		Foreign
	Balance as of	Acquired		Acquired		Exchange		Balance as of
	January 1,	during		during		and		December 31,
	2008	2008		2007	Impairment	Other		2008

Lodging	$245	$52	(a)	$—	$—	$—		$297
Vacation Exchange and Rentals	1,136	—		—	—	(80	) (b)	1,056
Vacation Ownership	1,342	—		—	(1,342)	—		—

Total Company	$2,723	$52		$—	$(1,342)	$(80)		$1,353

(a)	Relates to the acquisition of USFS (see Note 4—Acquisitions).
(b)	Primarily relates to foreign currency translation adjustments.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2008	2007	2006

Franchise agreements	$21	$19	$18
Trademarks	2	2	—
Other	7	6	17

Total (*)	$30	$27	$35

(*)	Included as a component of depreciation and amortization on the Consolidated and Combined Statements of Operations.

Based on the Company’s amortizable intangible assets as of December 31, 2008, the Company expects related amortization expense over the next five years as follows:

Amount

2009	$27
2010	26
2011	25
2012	24
2013	23

6.	Franchising and Marketing/Reservation Activities

Franchise fee revenue of $514 million, $523 million and $501 million on the Consolidated and Combined Statements of Operations for 2008, 2007 and 2006, respectively, includes initial franchise fees of $11 million, $8 million and $7 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $218 million, $227 million and $223 million during 2008, 2007 and 2006, respectively, and are recorded within the franchise fees line item on the Consolidated and Combined Statements of Operations. As provided for in the franchise agreements, all of these fees are to be expended for marketing purposes or the operation of an international, centralized, brand-specific reservation system for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including access to an international, centralized, brand-specific reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing.

The number of lodging outlets in operation by market sector is as follows:

	(Unaudited)
	As of December 31,
	2008	2007	2006

Upscale (a)	82	79	82
Midscale (b)	1,515	1,363	1,370
Economy (c)	5,432	5,081	5,004
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (d)	14	21	17

	7,043	6,544	6,473

(a)	Comprised of the Wyndham Hotels and Resorts lodging brand.
(b)	Comprised of the Wingate by Wyndham, Hawthorn Suites (acquired July 18, 2008), Ramada Worldwide, Howard Johnson Plaza, Howard Johnson Hotel, Baymont Inn & Suites and AmeriHost Inn lodging brands.
(c)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel (acquired July 18, 2008) and Knights Inn lodging brands.
(d)	Represents properties affiliated with the Wyndham Hotels and Resorts brand for which the Company receives a fee for reservation and/or other services provided and properties managed under the CHI Limited joint venture. These properties are not branded.

The number of lodging outlets changed as follows:

	(Unaudited)
	For the Years Ended December 31,
	2008		2007	2006

Beginning balance	6,544		6,473	6,348
Additions	538		474	438
Acquisitions	388	(a)	—	130	(b)
Terminations	(427)		(403)	(443)

Ending balance	7,043		6,544	6,473

(a)	Relates to Microtel and Hawthorn lodging outlets, acquired on July 18, 2008.
(b)	Relates to Baymont Inn & Suites lodging outlets, acquired on April 7, 2006.

The Company may, at its discretion, provide development advances to certain of its franchisees or property owners in its managed business in order to assist such franchisees/property owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/property owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2008, 2007 or 2006. The amount of such development advances recorded on the Consolidated Balance Sheets was $53 million and $42 million at December 31, 2008 and 2007, respectively. These amounts are classified within the other non-current assets line item on the Consolidated Balance Sheets. During 2008, 2007 and 2006, the Company recorded $4 million, $3 million and $3 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated and Combined Statements of Operations.

7.	Income Taxes

The income tax provision consists of the following for the year ended December 31:

	2008	2007	2006

Current
Federal	$64	$69	$74
State	2	3	(6)
Foreign	11	24	19

	77	96	87

Deferred
Federal	89	133	117
State	25	23	(2)
Foreign	(4)	—	(12)

	110	156	103

Provision for income taxes	$187	$252	$190

Prior to the Separation, the Company was included in the Cendant consolidated tax returns. The utilization of the Company’s net operating loss carryforwards by other Cendant companies is reflected in the 2006 current provision.

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2008	2007	2006

Domestic	$(928)	$567	$493
Foreign	41	88	49

Pre-tax income/(loss)	$(887)	$655	$542

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2008	2007

Current deferred income tax assets:
Accrued liabilities and deferred income	$133	$109
Provision for doubtful accounts and vacation ownership contract receivables	131	108
Net operating loss carryforwards	37	24
Valuation allowance (*)	(24)	(28)

Current deferred income tax assets	277	213

Current deferred income tax liabilities:
Prepaid expenses	7	6
Unamortized servicing rights	3	3
Installment sales of vacation ownership interests	92	83
Other	27	20

Current deferred income tax liabilities	129	112

Current net deferred income tax asset	$148	$101

Non-current deferred income tax assets:
Net operating loss carryforwards	$56	$45
Foreign tax credit carryforward	67	69
Alternative minimum tax credit carryforward	199	131
Tax basis differences in assets of foreign subsidiaries	86	94
Accrued liabilities and deferred income	29	15
Other comprehensive income	73	—
Other	37	12
Depreciation and amortization	10	6
Valuation allowance (*)	(61)	(56)

Non-current deferred income tax assets	496	316

Non-current deferred income tax liabilities:
Depreciation and amortization	509	409
Installment sales of vacation ownership interests	950	770
Other comprehensive income	—	47
Other	3	17

Non-current deferred income tax liabilities	1,462	1,243

Non-current net deferred income tax liabilities	$966	$927

(*)	The valuation allowance of $85 million as of December 31, 2008 primarily relates to foreign tax credits and state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2008, the Company had federal net operating loss carryforwards of $116 million, which primarily expire in 2026 and 2027. No provision has been made for U.S. federal deferred income taxes on $223 million of accumulated and undistributed earnings of foreign subsidiaries as of December 31, 2008 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	(1.9)	2.6	(1.1)
Taxes on foreign operations at rates different than U.S. federal statutory rates	1.6	(1.9)	(1.6)
Taxes on repatriated foreign income, net of tax credits	(1.2)	1.1	1.9
Release of guarantee liability related to income taxes	—	0.7	(0.7)
Other	(2.2)	1.0	1.6
Goodwill impairment	(52.4)	—	—

	(21.1)%	38.5%	35.1%

The decrease in the 2008 effective tax rate is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from the Company’s Venezuelan operations at its vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at the Company’s vacation exchange and rentals business. See Note 5—Intangible Assets and Note 21—Restructuring and Impairments for further details.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result the Company established a liability for unrecognized tax benefits of $20 million, which was accounted for as a reduction of retained earnings on the Consolidated Balance Sheet at January 1, 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount

Balance at January 1, 2007	$24
Increases related to tax positions taken during a prior period	8
Expiration of the statute of limitations for the assessment of taxes	(4)

Balance at December 31, 2007	28
Decreases related to tax positions taken during a prior period	(3)
Increases related to tax positions taken during the current period	5
Decreases as a result of a lapse of the applicable statue of limitations	(5)

Balance at December 31, 2008	$25

The gross amount of the unrecognized tax benefits at both December 31, 2008 and 2007 that, if recognized, would affect the Company’s effective tax rate was $25 million and $24 million, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Operations. Prior to January 1, 2007, accrued interest and penalties were recorded as a component of operating expenses and interest expense on the Combined Statement of Operations. The Company also accrued potential penalties and interest of less than $1 million and $1 million related to these unrecognized tax benefits during 2008 and 2007, respectively. As of both December 31, 2008 and 2007, the Company had recorded a liability for potential penalties of $2 million and interest of $3 million on the Consolidated Balance Sheets. The Company’s unrecognized tax benefits were offset by $4 million of net operating loss carryforwards as of December 31, 2007. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal tax authorities. The 2005 through 2008 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $0 to $4 million.

The Company made cash income tax payments, net of refunds, of $68 million, $83 million and $62 million during 2008, 2007 and 2006, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

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

As discussed below, the IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns.

The rules governing taxation are complex and subject to varying interpretations. Therefore, the Company’s tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. While the Company believes that the estimates and assumptions supporting its tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for the Company that are materially different than those reflected in the Company’s historical income tax provisions and recorded assets and liabilities. The result of an audit or litigation could have a material adverse effect on the Company’s income tax provision, net income, and/or cash flows in the period or periods to which such audit or litigation relates.

The Company’s recorded tax liabilities in respect of such taxable years represent the Company’s current best estimates of the probable outcome with respect to certain tax positions taken by Cendant for which the Company would be responsible under the tax sharing agreement. As discussed above, however, the rules governing taxation are complex and subject to varying interpretation. There can be no assurance that the IRS will not propose adjustments to the returns for which the Company would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on the Company under the tax sharing agreement in excess of the Company’s tax accruals could have a material adverse effect on the Company’s income tax provision, net income, and/or cash flows.

8.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net as of December 31, consisted of:

	2008	2007

Current vacation ownership contract receivables:
Securitized	$253	$248
Other	72	73

	325	321
Less: Allowance for loan losses	(34)	(31)

Current vacation ownership contract receivables, net	$291	$290

Long-term vacation ownership contract receivables:
Securitized	$2,495	$2,218
Other	817	725

	3,312	2,943
Less: Allowance for loan losses	(349)	(289)

Long-term vacation ownership contract receivables, net	$2,963	$2,654

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2008 and thereafter are as follows:

	Securitized	Other	Total

2009	$253	$72	$325
2010	262	74	336
2011	274	80	354
2012	296	85	381
2013	322	93	415
Thereafter	1,341	485	1,826

	$2,748	$889	$3,637

During 2008, 2007 and 2006, the Company originated vacation ownership receivables of $1,607 million, $1,608 million and $1,289 million, respectively, and received principal collections of $821 million, $773 million and $695 million, respectively. Interest rates offered on vacation ownership contract receivables range primarily from 9% to 18%. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.7%, 12.5% and 12.7% as of December 31, 2008, 2007 and 2006, respectively.

The activity in the allowance for loan losses related to vacation ownership contract receivables is as follows:

Amount

Allowance for loan losses as of January 1, 2006	$(220)
Provision for loan losses	(259)
Contract receivables written-off, net	201

Allowance for loan losses as of December 31, 2006	(278)
Provision for loan losses	(305)
Contract receivables written-off, net	263

Allowance for loan losses as of December 31, 2007	(320)
Provision for loan losses	(450)
Contract receivables written off, net	387

Allowance for loan losses as of December 31, 2008	$(383)

In accordance with SFAS No. 152, the Company recorded the provision for loan losses as a reduction of net revenues.

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

On Balance Sheet. Vacation ownership contract receivables securitized through the on-balance sheet, bankruptcy -remote SPEs are consolidated within the Consolidated and Combined Financial Statements (see Note 13—Long-Term Debt and Borrowing Arrangements). The Company continues to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these bankruptcy-remote SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a bank conduit facility to affect such purchases and (iii) entering into derivatives to hedge interest rate exposure. The securitized assets of these bankruptcy-remote SPEs are not available to pay the general obligations of the Company. Additionally, the creditors of these SPEs have no recourse to the Company’s general credit. The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets (see Note 15—Commitments and Contingencies). The Company does not recognize gains or losses resulting from these securitizations at the time of sale to the on-balance sheet, bankruptcy-remote SPE. Income is recognized when earned over the contractual life of the vacation ownership contract receivables.

Off-Balance Sheet. Certain structures used by the Company to securitize vacation ownership contract receivables prior to September 1, 2003 were treated as off-balance sheet sales, with the Company retaining the servicing rights and a subordinated interest. These transactions did not qualify for inclusion in the Consolidated and Combined Financial Statements. As these securitization facilities were precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which were serviced by the Company, are not reflected on the Company’s Consolidated Balance Sheet. The Company completed such structures during 2007 and, therefore, no retained interest was recorded on the Company’s Consolidated Balance Sheet as of December 31, 2007.

9.	Inventory

Inventory, as of December 31, consisted of:

	2008	2007

Land held for VOI development	$141	$170
VOI construction in process	417	562
Completed inventory and vacation credits (*)	761	503

Total inventory	1,319	1,235
Less: Current portion	414	586

Non-current inventory	$905	$649

(*)	Includes estimated recoveries of $156 million and $128 million at December 31, 2008 and 2007, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

10.	Property and Equipment, net

Property and equipment, net, as of December 31, consisted of:

	2008	2007

Land	$164	$172
Building and leasehold improvements	475	439
Capitalized software	332	262
Furniture, fixtures and equipment	367	472
Vacation rental property capital leases	130	136
Construction in progress	180	123

	1,648	1,604
Less: Accumulated depreciation and amortization	(610)	(595)

	$1,038	$1,009

During 2008, 2007 and 2006, the Company recorded depreciation and amortization expense of $154 million, $139 million and $113 million, respectively, related to property and equipment.

11.	Other Current Assets

Other current assets, as of December 31, consisted of:

	2008	2007

Non-trade receivables, net	$65	$75
Deferred vacation ownership development costs	99	68
Securitization restricted cash	80	—
Escrow deposit restricted cash	28	66
Other	39	23

	$311	$232

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2008	2007

Accrued payroll and related	$169	$194
Accrued advertising and marketing	57	58
Accrued other	412	414

	$638	$666

13.	Long-Term Debt and Borrowing Arrangements

Securitized and long-term debt as of December 31 consisted of:

	2008	2007

Securitized vacation ownership debt:
Term notes	$1,252	$1,435
Previous bank conduit facility (a)	417	646
2008 bank conduit facility (b)	141	—

Total securitized vacation ownership debt	1,810	2,081
Less: Current portion of securitized vacation ownership debt	294	237

Long-term securitized vacation ownership debt	$1,516	$1,844

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	576	97
Vacation ownership bank borrowings (e)	159	164
Vacation rentals capital leases	139	154
Other	13	14

Total long-term debt	1,984	1,526
Less: Current portion of long-term debt	169	175

Long-term debt	$1,815	$1,351

(a)	Represents the outstanding balance of the Company’s previous bank conduit facility that ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years.
(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility.
(c)	The balance at December 31, 2008 represents $800 million aggregate principal less $3 million of unamortized discount.
(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2008, the Company had $33 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $291 million.
(e)	Represents a 364-day secured revolving credit facility, which was renewed in June 2008 (expires in June 2009) and upsized from AUD $225 million to AUD $263 million.

The Company’s outstanding debt as of December 31, 2008 matures as follows:

	Securitized
	Vacation
	Ownership
Year	Debt	Other	Total

2009	$294	$169	$463
2010	584	21	605
2011	152	886	1,038
2012	162	11	173
2013	175	11	186
Thereafter	443	886	1,329

	$1,810	$1,984	$3,794

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility, unsecured term loan and vacation ownership bank borrowings include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 20—Segment Information) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted the Company’s Separation from Cendant).

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

As of December 31, 2008, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s non-recourse, securitized note borrowings contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of December 31, 2008, all of the Company’s securitized pools were in compliance with applicable triggers.

As of December 31, 2008 available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,252	$1,252	$—
Previous bank conduit facility	417	417	—
2008 bank conduit facility	625	141	484

Total securitized vacation ownership debt (a)	$2,294	$1,810	$484

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	576	324
Vacation ownership bank borrowings (c)	184	159	25
Vacation rentals capital leases (d)	139	139	—
Other	13	13	—

Total long-term debt	$2,333	$1,984	349

Less: Issuance of letters of credit (b)			33

			$316

(a)	These outstanding borrowings are collateralized by $2,906 million of underlying gross vacation ownership contract receivables and securitization restricted cash. The capacity of the Company’s 2008 bank conduit facility of $943 million is reduced by $318 million of borrowings on the Company’s previous bank conduit facility. Such amount will be available as capacity for the Company’s 2008 bank conduit facility as the outstanding balance on the Company’s previous bank conduit facility amortizes in accordance with its terms, which is expected to be approximately two years. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2008, the available capacity of $324 million was further reduced by $33 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $199 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

Securitized Vacation Ownership Debt

As previously discussed in Note 8—Vacation Ownership Contract Receivables, the Company issues debt through the securitization of vacation ownership contract receivables. On May 1, 2008, the Company closed a series of term notes payable, Sierra Timeshare 2008-1 Receivables Funding, LLC, in the initial principal amount of $200 million. These borrowings bear interest at a weighted average rate of 7.9% and are secured by vacation ownership contract receivables. As of December 31, 2008, the Company had $120 million of outstanding borrowings under these term notes. On June 26, 2008, the Company closed an additional series of term notes payable, Sierra Timeshare 2008-2 Receivables Funding, LLC, in the initial principal amount of $450 million. These borrowings bear interest at a weighted average rate of 7.2% and are secured by vacation ownership contract receivables. As of December 31, 2008, the Company had $278 million of outstanding borrowings under these term notes. As of December 31, 2008, the Company had $854 million of outstanding borrowings under term notes entered into prior to January 1, 2008. Such securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 5.8%, 5.2% and 4.7% during the years ended December 31, 2008, 2007 and 2006, respectively.

On November 10, 2008, the Company closed on a 364-day, $943 million, non-recourse, securitized vacation ownership bank conduit facility with a term through November 2009. This facility bears interest at variable commercial paper rates plus a spread. The $943 million facility with an advance rate for new borrowings of approximately 50% represents a decrease from the $1.2 billion capacity of the Company’s previous bank conduit facility with an advance rate of approximately 80%. The previous bank conduit facility ceased operating as a revolving facility as of October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years. The two bank conduit facilities, on a combined basis, had a weighted average interest rate of 4.1%, 5.9% and 5.7% during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company’s securitized vacation ownership debt of $1,810 million is collateralized by $2,906 million of underlying gross vacation ownership contract receivables and securitization restricted cash. Additional usage of the capacity of the Company’s 2008 bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 5.2%, 5.4% and 5.1% during 2008, 2007 and 2006, respectively.

Cash paid related to consumer financing interest expense was $106 million, $95 million and $59 million during 2008, 2007 and 2006, respectively.

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

Term Loan. During July 2006, the Company entered into a five-year $300 million term loan facility which bears interest at LIBOR plus 75 basis points. Subsequent to the inception of this term loan facility, the Company entered into an interest rate swap agreement and, as such, the interest rate is fixed at 6.20%.

Revolving Credit Facility. The Company maintains a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 62.5 to 75 basis points. The interest rate of this facility is dependent on the Company’s credit ratings and the outstanding balance of borrowings on this facility. During July 2008, the Company drew down on its revolving credit facility to fund the acquisition of USFS. In addition, in conjunction with closing the 2008 bank conduit facility, the Company drew approximately $215 million on its revolving credit facility to bring the Company’s previous bank conduit facility in line with the lower advance rate and tighter eligibility requirements.

Vacation Ownership Bank Borrowings. The Company maintains a 364-day secured, revolving foreign credit facility used to support the Company’s vacation ownership operations in the South Pacific. Such facility was renewed and upsized from AUD $225 million to AUD $263 million in June 2008 and expires in June 2009. This facility bears interest at Australian BBSY plus a spread and had a weighted average interest rate of 8.1%, 7.2% and 6.5% during 2008, 2007 and 2006, respectively. These secured borrowings are collateralized by $199 million of underlying gross vacation ownership contract receivables as of December 31, 2008. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

Vacation Rental Bank Borrowings. On January 31, 2007, the Company repaid bank debt outstanding borrowings of $73 million related to the Company’s Landal GreenParks business. The bank debt was collateralized by $130 million of land and related vacation rental assets and had a weighted average interest rate of 3.7% during 2006.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2008, 2007 and 2006.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. This debt principally reflects $11 million of mortgage borrowings related to an office building.

Vacation Ownership Asset-linked Debt. Prior to the Company’s Separation from Cendant, the Company previously borrowed under a $600 million asset-linked facility through Cendant to support the creation of certain vacation ownership-related assets and the acquisition and development of vacation ownership properties. In connection with the Separation, Cendant eliminated the outstanding borrowings under this facility of $600 million on July 27, 2006. The weighted average interest rate on these borrowings was 5.5% during the period January 1, 2006 through July 27, 2006.

Interest expense incurred in connection with the Company’s other debt was to $99 million, $96 million and $72 million during 2008, 2007 and 2006, respectively. In addition, the Company recorded $11 million of interest expense related to interest on local taxes payable to certain foreign jurisdictions during 2006. All such amounts are recorded within the interest expense line item on the Consolidated and Combined Statements of Operations. Cash paid related to such interest expense was $100 million, $89 million and $60 million during 2008, 2007, and 2006, respectively.

Interest expense is partially offset on the Consolidated and Combined Statements of Operations by capitalized interest of $19 million, $23 million and $16 million during 2008, 2007 and 2006, respectively.

14.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	December 31,	Inputs	Inputs
	2008	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$12	$12	$—
Securities available-for-sale (b)	5	—	5

Total assets	$17	$12	$5

Liabilities:
Derivative instruments (c)	$87	$87	$—

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.
(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

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

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Securities Available-For-Sale

Balance at January 1, 2008	$5
Balance at December 31, 2008	5

15.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2008 are as follows:

Noncancelable
Operating
Year	Leases

2009	$66
2010	64
2011	52
2012	40
2013	29
Thereafter	120

$371

During 2008, 2007 and 2006, the Company incurred total rental expense of $93 million, $79 million and $65 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2008 aggregated $778 million. Individually, such commitments range as high as $100 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $512 million; $236 million of which relates to 2009).

Letters of Credit

As of December 31, 2008 and December 31, 2007, the Company had $33 million and $53 million, respectively, of irrevocable letters of credit outstanding, which mainly support development activity at the Company’s vacation ownership business.

Surety Bonds

Some of the Company’s vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from thirteen surety providers in the amount of $1.5 billion, of which the Company had $759 million outstanding as of December 31, 2008. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and the Company’s corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other matters relating to the Company’s business, including, without limitation, commercial, employment, tax and environmental matters. Such matters include, but are not limited to: (i) for the Company’s vacation ownership business, alleged failure to perform duties arising under management agreements, and claims for construction defects and inadequate maintenance (which are made by property owners’ associations from time to time); and (ii) for the Company’s vacation exchange and rentals business, breach of contract claims by both affiliates and members in connection with their respective agreements and bad faith and consumer protection claims asserted by members. See Part I, Item 3, “Legal Proceedings” for a description of claims and legal actions arising in the ordinary course of the Company’s business. See also Note 22—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

The Company believes that it has adequately accrued for such matters with reserves of approximately $8 million at December 31, 2008. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for specified breaches of or third-party claims relating to an underlying agreement. Such underlying agreements are typically entered into by one of the Company’s subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of assets or businesses, leases of real estate, licensing of trademarks, development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. The Company is not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases the Company maintains insurance coverage that may mitigate any potential payments.

Other Guarantees/Indemnifications

In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy agreements (which generally approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $350 million as of December 31, 2008. The Company would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2008, 2007 and 2006, the Company made payments related to these guarantees of $7 million, $5 million and $6 million, respectively. As of December 31, 2008 and 2007, the Company maintained a liability in connection with these guarantees of $37 million and $30 million, respectively, on its Consolidated Balance Sheets.

In the ordinary course of business, the Company enters into hotel management agreements which may provide a guarantee by the Company of minimum returns to the hotel owner. Under such guarantees, the Company is required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. The Company’s exposure under these guarantees is partially mitigated by the Company’s ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, the Company is able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. The maximum potential amount of future payments to be made under these guarantees is $15 million. The underlying agreements would not require payment until 2010 or thereafter. As of both December 31, 2008 and 2007, the Company maintained a liability in connection with these guarantees of less than $1 million on its Consolidated Balance Sheets.

See Note 22—Separation Adjustments and Transactions with Former Parent and Subsidiaries for contingent liabilities related to the Company’s Separation.

16.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income/(Loss)

Balance, January 1, 2006, net of tax of $58	$107	$1	$—	$108
Period change	84	(8)	—	76

Balance, December 31, 2006, net of tax of $43	191	(7)	—	184
Period change	26	(19)	3	10

Balance, December 31, 2007, net of tax of $47	217	(26)	3	194
Current period change	(76)	(19)	(1)	(96)

Balance, December 31, 2008, net of tax benefit of $72	$141	$(45)	$2	$98

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

17.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, a maximum of 43.5 million shares of common stock may be awarded. As of December 31, 2008, 22.1 million shares were available for grants.

Incentive Equity Awards Granted by the Company

The activity related to the Company’s incentive equity awards for the year ended December 31, 2008 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2008	2.6		$34.09	0.9		$34.27
Granted	2.8	(b)	20.05	0.9	(b)	20.61
Vested/exercised	(0.8)		33.48	—		—
Canceled	(0.5)		28.38	(0.1)		26.47

Balance at December 31, 2008 (a)	4.1	(c)	$25.34	1.7	(d)	$27.40

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $82 million as of December 31, 2008 which is expected to be recognized over a weighted average period of 2.6 years.
(b)	Primarily represents awards granted by the Company on February 29, 2008.
(c)	Approximately 3.5 million RSUs outstanding at December 31, 2008 are expected to vest over time.
(d)	Approximately 500,000 of the 1.7 million SSARs are exercisable at December 31, 2008. The Company assumes that the remaining unvested SSARs are expected to vest over time. SSARs outstanding at December 31, 2008 had an intrinsic value of $200,000 and have a weighted average remaining contractual life of 5.1 years.

On February 29, 2008, May 2, 2008 and December 1, 2008, the Company approved the grants of incentive awards totaling $60 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. The awards will vest ratably over a period of four years.

The fair value of SSARs granted by the Company on February 29, 2008, May 2, 2008 and December 1, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of

(i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in SAB 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The dividend yield was based on the Company’s annual dividend divided by the closing price of the Company’s stock on the date of the grant.

	SSARs Issued on
	December 1,	May 2,	February 1,
	2008	2008	2008

Grant date fair value	$2.21	$7.27	$6.74
Expected volatility	84.4%	34.4%	35.9%
Expected life	4.25 yrs.	4.25 yrs.	4.25 yrs.
Risk free interest rate	1.48%	3.05%	2.37%
Dividend yield	3.70%	0.67%	0.72%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $35 million, $26 million and $13 million during 2008, 2007 and 2006 (from the date of Separation through December 31, 2006), respectively, related to the incentive equity awards granted by the Company. During 2008, 2007 and 2006 (from the date of Separation through December 31, 2006), the Company recognized $14 million of tax benefit, $10 million of tax benefit and $2 million of tax expense, respectively, for share based compensation arrangements on the Consolidated and Combined Statements of Operations.

During 2006 (through the date of Separation), Cendant allocated pre-tax stock-based compensation expense of $12 million to the Company. Such compensation expense relates only to the options and RSUs that were granted to Cendant’s employees subsequent to January 1, 2003. The total income tax benefit recognized in the Combined Statement of Operations for share based compensation arrangements was $5 million during 2006 (through the date of Separation). The allocation was based on the estimated number of options and RSUs Cendant believed it would ultimately provide and the underlying vesting period of the awards. As Cendant measured its stock-based compensation expense using intrinsic value method during the periods prior to January 1, 2003, Cendant did not recognize compensation expense upon the issuance of equity awards to its employees.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of December 31, 2008, there were no converted RSUs outstanding.

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

As a result of the acceleration of the vesting of all employee stock awards granted by Cendant, the Company recorded non-cash compensation expense of $45 million during the third quarter of 2006. In addition, the Company recorded a non-cash expense of $9 million related to equitable adjustments to the accelerated awards during 2006. The $54 million of expense is recorded within separation and related costs on the Combined Statement of Operations.

The activity related to the converted stock options for the year ended December 31, 2008 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2008	13.6	$36.71
Exercised (a)	(0.2)	20.01
Canceled	(2.2)	47.23

Balance at December 31, 2008 (b)	11.2	$35.08

(a)	Stock options exercised during 2008 and 2007 had an intrinsic value of $600,000 and $21 million, respectively.
(b)	As of December 31, 2008, the Company had zero outstanding “in the money” stock options and, as such, the intrinsic value was zero. All 11.2 million options were exercisable as of December 31, 2008. Options outstanding and exercisable as of December 31, 2008 have a weighted average remaining contractual life of 1.8 years.

The following table summarizes information regarding the Company’s outstanding and exercisable converted stock options as of December 31, 2008:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.5	$19.77
$20.00 – $29.99	0.9	27.45
$30.00 – $39.99	3.3	37.47
$40.00 & Above	4.5	43.25

Total Options	11.2	$35.08

18.	Employee Benefit Plans

Defined Contribution Benefit Plans

Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $25 million, $23 million and $20 million during 2008, 2007 and 2006, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $13 million, $11 million and $7 million during 2008, 2007 and 2006, respectively.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2008 and 2007, the Company’s net pension liability of $7 million and $8 million, respectively, is fully recognized as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2008, the Company recorded $1 million and $2 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized gain. As of December 31, 2007, the Company recorded $1 million and $3 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized gain.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2008, 2007 and 2006, the Company recorded pension expense of $2 million, $2 million and $1 million, respectively. In addition, during 2008, the Company recorded a $1 million net gain on curtailments of two defined benefit pension plans.

19.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies:

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. Forward contracts that are used to hedge certain forecasted disbursements and receipts up to 18 months are designated and do qualify as cash flow hedges. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during 2008, 2007 and 2006 was not material. The impact of these forward contracts was not material to the Company’s results of operations or financial position during 2008, 2007 and 2006. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax loss of $38 million, $22 million and $13 million during 2008, 2007 and 2006, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during 2008, 2007 and 2006. The amount of gains or losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. These freestanding derivatives had a nominal impact on the Company’s results of operations in 2008, 2007 and 2006.

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

As of December 31, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 20% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk

The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business; which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, Nevada and California are examples of areas with concentrations of sales offices. For the twelve months ended December 31, 2008, approximately 14%, 12% and 12%

of the Company’s VOI sales revenue was generated in sales offices located in Florida, Nevada and California, respectively.

Included within the Consolidated and Combined Statements of Operations is approximately 11% of net revenue generated from transactions in the state of Florida in each of 2008, 2007 and 2006 and approximately 10% of net revenue generated from transactions in the state of California in each of 2008, 2007 and 2006.

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

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$3,254	$2,666	$2,944	$2,944
Debt
Total debt	3,794	2,759	3,607	3,341
Derivatives (*)
Foreign exchange forwards
Assets	10	10	4	4
Liabilities	(11)	(11)	(8)	(8)
Interest rate swaps and caps
Assets	2	2	5	5
Liabilities	(76)	(76)	(33)	(33)

(*)	Derivative instruments are in net loss positions as of December 31, 2008 and 2007.

The weighted average interest rate on outstanding vacation ownership contract receivables was 12.7%, 12.5% and 12.7% as of December 31, 2008, 2007 and 2006, respectively. The estimated fair value of the vacation ownership contract receivables as of December 31, 2008 was approximately 82% of the carrying value. The primary reason for the fair value being lower than the carrying value related to the volatile credit markets in the latter part of 2008. Although the outstanding vacation ownership contract receivables had a weighted average interest rate of 12.7%, the estimated market rate of return for a portfolio of contract receivables of similar characteristics in current market conditions exceeded 15%. The estimated fair value of as of December 31, 2007 approximated the carrying value because the gap between the weighted average interest rate and market rate of return was not significant.

20.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income/(loss) before depreciation and amortization, interest expense (excluding interest on securitized vacation ownership debt), interest income, income taxes and cumulative effect of accounting change, net of tax, each of which is presented on the Consolidated and Combined Statements of Operations. The Company believes that EBITDA is a useful measure of performance for the Company’s industry segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of the Company’s operating performance. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended or at December 31, 2008

			Vacation				Corporate
			Exchange		Vacation		and
	Lodging		and Rentals		Ownership		Other (b)		Total

Net revenues (a)	$753		$1,259		$2,278		$(9)		$4,281
EBITDA (c)	218	(d)	248	(e)	(1,074	)(f)	(27	)(g)	(635)
Depreciation and amortization	38		72		58		16		184
Segment assets	1,628		2,331		5,574		40		9,573
Capital expenditures	48		58		68		13		187

Year Ended or at December 31, 2007

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)		Total

Net revenues (a)	$725	$1,218	$2,425	$(8)		$4,360
EBITDA (h)	223	293	378	(11	)(i)	883
Depreciation and amortization	34	71	48	13		166
Segment assets	1,396	2,471	6,431	161		10,459
Capital expenditures	27	60	85	22		194

Year Ended December 31, 2006

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other (b)		Total

Net revenues (a)	$661	$1,119	$2,068	$(6)		$3,842
EBITDA (j)	208	265	325	(73	)(k)	725
Depreciation and amortization	31	76	39	2		148
Capital expenditures	20	60	81	30		191

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Inter-segment net revenues were not significant to the net revenues of any one segment.
(b)	Includes the elimination of transactions between segments.
(c)	Includes restructuring costs of $4 million, $9 million and $66 million for Lodging, Vacation Exchange and Rentals and Vacation Ownership, respectively.
(d)	Includes a non-cash impairment charge of $16 million ($10 million, net of tax) primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards.
(e)	Includes (i) non-cash impairment charges of $36 million ($28 million, net of tax) due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business and the write-off of the Company’s investment in a non-performing joint venture and (ii) charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from the Company’s Venezuelan operations.
(f)	Includes (i) a non-cash goodwill impairment charge of $1,342 million ($1,337 million, net of tax) as a result of organizational realignment plans announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering the Company’s expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging, (ii) a non-cash impairment charge of $28 million ($17 million, net of tax) due to the Company’s initiative to rebrand its vacation ownership trademarks to the Wyndham brand and (iii) a non-cash impairment charge of $4 million ($3 million, net of tax) related to the termination of a development project.
(g)	Includes $45 million of corporate costs and $18 million of net benefit related to the resolution of and adjustment to certain contingent liabilities and assets.
(h)	Includes separation and related costs of $9 million and $7 million for Vacation Ownership and Corporate and Other, respectively.
(i)	Includes $55 million of corporate costs, partially offset by $46 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets.
(j)	Includes separation and related costs of $2 million, $3 million, $18 million and $76 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively.
(k)	Includes $99 million of corporate costs, partially offset by $32 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets.

Provided below is a reconciliation of EBITDA to income/(loss) before income taxes.

	Year Ended December 31,
	2008	2007	2006

EBITDA	$(635)	$883	$725
Depreciation and amortization	184	166	148
Interest expense	80	73	67
Interest income	(12)	(11)	(32)

Income/(loss) before income taxes	$(887)	$655	$542

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United		United	All Other
	States	Netherlands	Kingdom	Countries	Total

Year Ended or At December 31, 2008
Net revenues	$3,244	$297	$179	$561	$4,281
Net long-lived assets	2,579	405	203	281	3,468

Year Ended or At December 31, 2007
Net revenues	$3,390	$228	$206	$536	$4,360
Net long-lived assets	3,721	402	280	365	4,768

Year Ended December 31, 2006
Net revenues	$2,997	$167	$197	$481	$3,842

21.	Restructuring and Impairments

Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, the Company recorded $79 million of restructuring costs during 2008, of which $16 million has been paid in cash. The remaining balance of $40 million is expected to be paid in cash; $27 million of personnel-related by May 2010 and $13 million of primarily facility-related by November 2013.

Total restructuring costs by segment are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$4	$—	$—	$—	$4
Vacation Exchange and Rentals	8	—	—	1	9
Vacation Ownership	32	13	21	—	66

Total	$44	$13	$21	$1	$79

(a)	Represents severance benefits resulting from reductions of approximately 4,500 in staff. The Company formally communicated the termination of employment to substantially all 4,500 employees, representing a wide range of employee groups. As of December 31, 2008, the Company had terminated approximately 900 of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of an outsourcing agreement at the Company’s vacation exchange and rentals business.

The activity related to the restructuring costs is summarized by category as follows:

					Liability as of
	Opening	Costs	Cash	Other	December 31,
	Balance	Recognized	Payments	Non-cash	2008

Personnel-Related	$—	$44	$(15)	$(2)	$27
Facility-Related	—	13	—	—	13
Asset Impairments	—	21	—	(21)	—
Contract Terminations	—	1	(1)	—	—

	$—	$79	$(16)	$(23)	$40

Impairments

During 2008, the Company recorded a charge to impair goodwill recorded at the Company’s vacation ownership reporting unit. See Note 5—Intangible Assets for further information. In addition, the Company recorded charges to reduce the carrying value of certain assets based on their revised estimated fair values. Such charges were as follows:

Amount

Goodwill	$1,342
Indefinite-lived intangible assets	36
Definite-lived intangible assets	16
Long-lived assets	32

$1,426

The impairment of indefinite-lived intangible assets represents (i) charge of $28 million to impair the value of trademarks related to rebranding initiatives at the Company’s vacation ownership business (see Note 5—Intangible Assets for more information) and (ii) a charge of $8 million to impair the value of a trademark due to a strategic change in direction and reduced future investments in a vacation rentals business. The impairment of definite-lived intangible assets represents a charge due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards. The impairment of long-lived assets represents (i) a charge of $15 million to impair the value of the Company’s investment in a non-performing joint venture of the Company’s vacation exchange and rentals business, (ii) a charge of $13 million to impair the value of fixed assets related to the vacation rentals business discussed above and (iii) a charge of $4 million related to the termination of a vacation ownership development project.

Additionally, the Company recorded an $11 million charge during 2006 related to trademark impairments resulting from rebranding initiatives at the Company’s vacation ownership business (see Note 5—Intangible Assets).

22.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $343 million and $349 million at December 31, 2008 and December 31, 2007, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

The $343 million of Separation related liabilities is comprised of $35 million for litigation matters, $267 million for tax liabilities, $27 million for liabilities of previously sold businesses of Cendant, $7 million for other contingent and corporate liabilities and $7 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation (of which $5 million of the $7 million pertain to litigation liabilities). In connection with these liabilities, $80 million are recorded in current due to former Parent and subsidiaries and $265 million are recorded in long-term due to former Parent and subsidiaries at December 31, 2008 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $7 million relating to the FIN 45 guarantees is recorded in other current liabilities at December 31, 2008 on the Consolidated Balance Sheet. In addition, at December 31, 2008, the Company has $3 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in current due from former Parent and subsidiaries on the Consolidated Balance Sheet. Such receivables totaled $18 million at December 31, 2007.

Following is a discussion of the liabilities on which the Company issued guarantees. See Management’s Discussion and Analysis—Contractual Obligations for the timing of payments related to these liabilities.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a number of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which the Company retains a 37.5% indemnification obligation. The Company has filed an appeal related to this adverse order. As a result of the order, however, the Company increased its contingent litigation accrual for this matter during 2007 by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities decreased from $36 million at December 31, 2007 to $35 million at December 31, 2008.

•	Contingent tax liabilities The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. The Company will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, the Company recorded a gross up of its contingent tax liability and has a corresponding deferred tax asset of $30 million as of December 31, 2008. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. For the year ended December 31, 2008 and 2007, the Company recorded $1 million and $13 million, respectively, of expenses in the Consolidated Statements of Operations related to these agreements. During 2006, the Company recorded $8 million of expenses and less than $1 million in other revenues.

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

23.	Related Party Transactions

Net Intercompany Funding to Former Parent

The following table summarizes related party transactions occurring between the Company and Cendant:

2006

Net intercompany funding to former Parent, beginning balance	$1,125
Corporate-related functions	(56)
Income taxes, net	(14)
Net interest earned on net intercompany funding to former Parent	24
Advances to former Parent, net	123
Acceleration of restricted stock units	(45)
Elimination of intercompany balance due to former Parent	(1,157)

Net intercompany funding to former Parent, ending balance	$—

Corporate-Related Functions

Prior to the date of Separation, the Company was allocated general corporate overhead expenses from Cendant for corporate-related functions based on a percentage of the Company’s forecasted revenues. General corporate overhead expense allocations included executive management, tax, accounting, payroll, financial systems management, legal, treasury and cash management, certain employee benefits and real estate usage for common space. During 2006, the Company was allocated $20 million of general corporate expenses from Cendant, which are included within general and administrative expenses on the Combined Statement of Operations. Such amount includes allocations only from January 1, 2006 through the date of Separation (July 31, 2006).

Prior to the date of Separation, Cendant also incurred certain expenses on behalf of the Company. These expenses, which directly benefited the Company, were allocated to the Company based upon the Company’s actual utilization of the services. Direct allocations included costs associated with insurance, information technology, telecommunications and real estate usage for Company-specific space for some but not all of the periods presented. During 2006, the Company was allocated $36 million of expenses directly benefiting the Company, which are included within general and administrative and operating expenses on the Combined Statement of Operations. Such amount includes allocations from January 1, 2006 through the date of Separation (July 31, 2006).

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

Net Interest Earned on Net Intercompany Funding to Former Parent

Prior to the Separation, certain of the advances between the Company and Cendant were interest-bearing. In connection with the interest-bearing balances, the Company recorded net interest income of $24 million during 2006.

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

24.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2008 and 2007.

	2008
	First	Second	Third	Fourth

Net revenues
Lodging	$170	$200	$213	$170
Vacation Exchange and Rentals	341	314	354	250
Vacation Ownership	504	621	661	492
Corporate and Other (a)	(3)	(3)	(2)	(1)

	$1,012	$1,132	$1,226	$911

EBITDA (b)
Lodging	$46	$62	$72	$38	(d)
Vacation Exchange and Rentals	93	54	105	(4	)(e)
Vacation Ownership	7 (c)	112	128	(1,321	)(f)
Corporate and Other (a)(g)	(16)	(7)	(11)	7

	130	221	294	(1,280)
Less: Depreciation and amortization	44	46	47	47
Interest expense	19	18	21	22
Interest income	(3)	(3)	(2)	(4)

Income/(loss) before income taxes and minority interest	70	160	228	(1,345)
Provision for income taxes	28	62	86	11

Net income/(loss)	$42	$98	$142	$(1,356)

Per share information
Basic	$0.24	$0.55	$0.80	$(7.63)
Diluted	0.24	0.55	0.80	(7.63)

Weighted average diluted shares	178	178	178	178

(a)	Includes the elimination of transactions between segments.
(b)	Includes restructuring costs of (i) $4 million and $2 million for Lodging and Vacation Exchange and Rentals, respectively, during the third quarter and (ii) $7 million and $66 million for Vacation Exchange and Rentals and Vacation Ownership, respectively, during the fourth quarter.
(c)	Includes a non-cash impairment charge of $28 million ($17 million, net of tax) due to the Company’s initiative to rebrand its vacation ownership trademarks to the Wyndham brand.
(d)	Includes a non-cash impairment charge of $16 million ($10 million, net of tax) primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards.
(e)	Includes (i) non-cash impairment charges of $36 million ($28 million, net of tax) due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business and the write-off of the Company’s investment in a non-performing joint venture and (ii) charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from the Company’s Venezuelan operations.
(f)	Includes (i) a non-cash goodwill impairment charge of $1,342 million ($1,337 million, net of tax) as a result of organizational realignment plans announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering the Company’s expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging and (ii) a non-cash impairment charge of $4 million ($3 million, net of tax) related to the termination of a development project.
(g)	Includes a net benefit (expense) related to the resolution of and adjustment to certain contingent liabilities and assets of $(3) million, $7 million, $(1) million and $14 million during the first, second, third, and fourth quarter, respectively, and corporate costs of $10 million, $15 million, $10 million and $10 million during the first, second, third and fourth quarter, respectively.

	2007
	First	Second	Third	Fourth

Net revenues
Lodging	$152	$186	$211	$176
Vacation Exchange and Rentals	314	288	336	280
Vacation Ownership	549	629	671	576
Corporate and Other (a)	(3)	(3)	(2)	—

	$1,012	$1,100	$1,216	$1,032

EBITDA (b)
Lodging	$45	$59	$70	$49
Vacation Exchange and Rentals	85	49	103	56
Vacation Ownership	63	100	116	99
Corporate and Other (a)(c)	(1)	3	(41)	28

	192	211	248	232
Less: Depreciation and amortization	38	41	43	44
Interest expense	18	18	20	17
Interest income	(3)	(2)	(4)	(2)

Income before income taxes and minority interest	139	154	189	173
Provision for income taxes	53	58	72	69

Net income	$86	$96	$117	$104

Per share information
Basic	$0.46	$0.53	$0.65	$0.59
Diluted	0.45	0.52	0.65	0.58

Weighted average diluted shares	190	183	180	179

(a)	Includes the elimination of transactions between segments.
(b)	Includes separation and related costs of (i) $3 million and $3 million for Vacation Ownership and Corporate and Other, respectively, during the first quarter, (ii) $5 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the second quarter and (iii) $1 million and $2 million for Vacation Ownership and Corporate and Other, respectively, during the third quarter.
(c)	Includes a net benefit (expense) related to the resolution of and adjustment to certain contingent liabilities and assets of $13 million, $17 million, $(25) million and $41 million during the first, second, third, and fourth quarter, respectively, and corporate costs of $12 million, $11 million, $14 million and $18 million during the first, second, third and fourth quarter, respectively.

25.	Subsequent Events

Dividend Declaration

On February 19, 2009, the Company’s Board of Directors declared a dividend of $0.04 per share payable March 13, 2009 to shareholders of record as of February 26, 2009.

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)

2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.1	Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 1, 2007)

4.2	Form of 6.00% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed February 1, 2007)

4.3	Indenture, dated November 20, 2008, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 filed November 25, 2008)

10.1	Employment Agreement with Stephen P. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.2*	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008

10.3	Employment Agreement with Franz S. Hanning (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 19, 2006)

10.4*	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated December 31, 2008

10.5*	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008

10.6*	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008

10.7	Employment Agreement with Virginia M. Wilson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 19, 2006)

10.8*	Amendment No. 1 to Employment Agreement with Virginia M. Wilson, dated December 31, 2008

10.9*	Employment Letter with Thomas F. Anderson, dated March 24, 2008

10.10*	Amendment to Employment Letter with Thomas F. Anderson, dated December 31, 2008

10.11	Employment Agreement with Steven A. Rudnitsky (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 19, 2006)

10.12*	Termination and Release Agreement with Steven A. Rudnitsky, dated as of September 8, 2008

10.13	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 19, 2006)

10.14*	Form of Award Agreement for Restricted Stock Units

10.15*	Form of Award Agreement for Stock Appreciation Rights

10.16	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.17*	Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008

10.18	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.19	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.20*	Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008

10.21	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.22*	Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008

10.23	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.24	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.25	Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.26	Credit Agreement, dated as of July 7, 2006, among Wyndham Worldwide Corporation, as Borrower, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Co-Documentation Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.27	Form of Declaration of Vacation Owner Program of WorldMark, the Club (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-12B filed May 11, 2006)

10.28	Management Agreement, dated as of January 1, 1996, by and between Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-12B filed May 11, 2006)

10.29	Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of March 14, 2008 by and among Fairshare Vacation Owners Association, Wyndham Vacation Resorts, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries and affiliates of Wyndham Vacation Resorts, Inc. and such other unrelated third parties as may from time to time desire to subject property interests to this Trust Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s From 10-Q filed May 8, 2008)

10.30	Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.31	First Amendment, dated as of October 30, 2007, to the Amended and Restated Master Indenture and Servicing Agreement, dated as of August 29, 2002 and amended and restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, Wyndham Consumer Finance Inc., as Master Servicer, U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 6, 2007)

10.32	Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006 by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, successor to Wachovia Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.33	First Amendment, dated as of November 13, 2006, to the Series 2002-1 Supplement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, to Master Indenture and Servicing Agreement, dated as of August 29, 2002 and Amended and Restated as of July 7, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-Q filed November 14, 2006)

10.34	Second Amendment, dated as of October 30, 2007, to the Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August, 29, 2002 and amended and restated as of July 7, 2006 as amended on November 13, 2006, by and among Sierra Timeshare Conduit Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Master Servicer, U.S. Bank National Association, as Collateral Agent and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed November 6, 2007)

10.35	Indenture and Servicing Agreement, dated as of November 7, 2008, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2008)

10.36	Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC (nka Sierra Timeshare 2004-1 Receivables Funding, LLC), as Issuer, and Fairfield Acceptance Corporation—Nevada (nka Wyndham Consumer Finance, Inc.), as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Cendant Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004)

10.37	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2004-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of May 27, 2004 (incorporated by reference to Exhibit 10.18(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.38	Indenture and Servicing Agreement, dated as of August 11, 2005, by and among Cendant Timeshare 2005-1 Receivables Funding, LLC (nka Sierra Timeshare 2005-1 Receivables Funding, LLC), as Issuer, Cendant Timeshare Resort Group-Consumer Finance, Inc. (nka Wyndham Consumer Finance, Inc.), as Servicer, Wells Fargo Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 17, 2005)

10.39	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of August 11, 2005 (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.40	Indenture and Servicing Agreement, dated as of July 11, 2006, by and among Sierra Timeshare 2006-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.41	Indenture and Servicing Agreement, dated as of May 23, 2007, by and among Sierra Timeshare 2007-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2007)

10.42	Indenture and Servicing Agreement, dated as of November 1, 2007, by and among Sierra Timeshare 2007-2 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 6, 2007)

10.43	Indenture and Servicing Agreement, dated as of May 1, 2008, by and among Sierra Timeshare 2008-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 7, 2008)

10.44	Indenture and Servicing Agreement, dated as of June 26, 2008, by and among Sierra Timeshare 2008-2 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 30, 2008)

12*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 under the Securities Exchange Act of 1934

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the United States Code

* Filed herewith

G-4