Form 10-Q
period 2009-03-31
WYNDHAM WORLDWIDE CORP
filed 2009-05-07
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the issuer’s common stock was 178,077,941 shares as of April 30, 2009.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of March 31, 2009, the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008, and the related consolidated statement of stockholders’ equity for the three-month period ended March 31, 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rentals, and vacation ownership businesses of Cendant. Included in Notes 22 and 23 to the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 23 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 7 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 2 and 14 to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
May 7, 2009

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net revenues
Service fees and membership	$400	$453
Vacation ownership interest sales	239	294
Franchise fees	99	112
Consumer financing	109	99
Other	54	54

Net revenues	901	1,012

Expenses
Operating	373	408
Cost of vacation ownership interests	49	60
Consumer financing interest	32	33
Marketing and reservation	137	209
General and administrative	135	145
Asset impairments	—	28
Restructuring costs	43	—
Depreciation and amortization	43	44

Total expenses	812	927

Operating income	89	85
Other income, net	(2)	(1)
Interest expense	19	19
Interest income	(2)	(3)

Income before income taxes	74	70
Provision for income taxes	29	28

Net income	$45	$42

Earnings per share
Basic	$0.25	$0.24
Diluted	0.25	0.24

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$135	$136
Trade receivables, net	554	460
Vacation ownership contract receivables, net	287	291
Inventory	392	414
Prepaid expenses	154	151
Deferred income taxes	122	148
Other current assets	280	314

Total current assets	1,924	1,914

Long-term vacation ownership contract receivables, net	2,864	2,963
Non-current inventory	919	905
Property and equipment, net	1,006	1,038
Goodwill	1,341	1,353
Trademarks, net	659	661
Franchise agreements and other intangibles, net	408	416
Other non-current assets	323	323

Total assets	$9,444	$9,573

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$305	$294
Current portion of long-term debt	166	169
Accounts payable	384	316
Deferred income	640	672
Due to former Parent and subsidiaries	85	80
Accrued expenses and other current liabilities	614	638

Total current liabilities	2,194	2,169

Long-term securitized vacation ownership debt	1,429	1,516
Long-term debt	1,747	1,815
Deferred income taxes	937	966
Deferred income	292	311
Due to former Parent and subsidiaries	268	265
Other non-current liabilities	198	189

Total liabilities	7,065	7,231

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 205,213,624 in 2009 and 204,645,505 shares in 2008	2	2
Additional paid-in capital	3,694	3,690
Accumulated deficit	(540)	(578)
Accumulated other comprehensive income	93	98
Treasury stock, at cost—27,284,823 shares in 2009 and 2008	(870)	(870)

Total stockholders’ equity	2,379	2,342

Total liabilities and stockholders’ equity	$9,444	$9,573

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating Activities
Net income	$45	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	44
Provision for loan losses	107	82
Deferred income taxes	8	16
Stock-based compensation	8	7
Asset impairments	—	28
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(95)	(127)
Vacation ownership contract receivables	(7)	(154)
Inventory	(13)	(24)
Prepaid expenses	(5)	(16)
Other current assets	24	(21)
Accounts payable, accrued expenses and other current liabilities	112	69
Due to former Parent and subsidiaries, net	(1)	6
Deferred income	(46)	143
Other, net	30	(8)

Net cash provided by operating activities	210	87

Investing Activities
Property and equipment additions	(53)	(39)
Equity investments and development advances	(2)	(2)
Proceeds from asset sales	2	1
Increase in securitization restricted cash	(10)	(21)
(Increase)/decrease in escrow deposit restricted cash	1	(31)
Other, net	—	(2)

Net cash used in investing activities	(62)	(94)

Financing Activities
Proceeds from securitized borrowings	219	314
Principal payments on securitized borrowing	(295)	(276)
Proceeds from non-securitized borrowings	286	346
Principal payments on non-securitized borrowings	(348)	(340)
Dividend to shareholders	(7)	(7)
Repurchase of common stock	—	(13)
Proceeds from stock option exercises	—	3
Debt issuance costs	(1)	—
Other, net	(1)	—

Net cash provided by/(used in) financing activities	(147)	27

Effect of changes in exchange rates on cash and cash equivalents	(2)	(1)

Net increase/(decrease) in cash and cash equivalents	(1)	19
Cash and cash equivalents, beginning of period	136	210

Cash and cash equivalents, end of period	$135	$229

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at January 1, 2009	205	$2	$3,690	$(578)	$98	(27)	$(870)	$2,342
Comprehensive income
Net income	—	—	—	45	—	—	—
Currency translation adjustment, net of tax benefit of $12	—	—	—	—	(9)	—	—
Unrealized gains on cash flow hedges, net of tax of $2	—	—	—	—	4	—	—
Total comprehensive income								40
Change in deferred compensation	—	—	7	—	—	—	—	7
Change in excess tax benefit on equity awards	—	—	(3)	—	—	—	—	(3)
Payment of dividends	—	—	—	(7)	—	—	—	(7)

Balance at March 31, 2009	205	$2	$3,694	$(540)	$93	(27)	$(870)	$2,379

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2008 Consolidated and Combined Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 27, 2009.

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During both the three months ended March 31, 2009 and 2008, the Company recorded $1 million of net earnings from such investments in other income, net on the Consolidated Statements of Income.

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

        Significant Accounting Policies

Intangible Assets.  With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, the Company annually (during the fourth quarter of each year subsequent to completing its annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, reviews the reporting units’ carrying values as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Because quoted market prices for the Company’s reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. In performing its impairment analysis, the Company develops its estimated fair values for its reporting units using a combination of the discounted cash flow methodology and the market multiple methodology. The Company uses the discounted cash flow methodology to establish fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The Company uses the market multiple methodology to estimate the terminal value of each reporting unit by comparing such reporting unit to other publicly traded companies that are similar from an operational and economic standpoint.

Based on the results of the Company’s impairment evaluation performed during the fourth quarter of 2008, the Company recorded a non-cash $1,342 million charge for the impairment of goodwill at its vacation ownership reporting unit, where all of the goodwill previously recorded was determined to be impaired. The aggregate carrying values of the Company’s goodwill and other indefinite-lived intangible assets were $1,341 million and $659 million, respectively, as of March 31, 2009 and $1,353 million and $660 million, respectively, as of December 31, 2008. The Company’s goodwill is allocated between its lodging ($297 million) and vacation exchange and rentals ($1,044 million) reporting units and other indefinite-lived intangible assets are allocated among its three reporting units. The Company continues to monitor the goodwill recorded at its lodging and vacation exchange and rentals reporting units for indicators of impairment. If economic conditions were to deteriorate more than expected, or other significant assumptions such as estimates of terminal value were to change significantly, the Company may be required to record an impairment of the goodwill balance at its lodging and vacation exchange and rentals reporting units.

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

Securitizations:  In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account. Such amounts were $165 million and $155 million as of March 31, 2009 and December 31, 2008, respectively, of which $84 million and $80 million were recorded within other current assets as of March 31, 2009 and December 31, 2008, respectively, and $81 million and $75 million were recorded within other non-current assets as of March 31, 2009 and December 31, 2008, respectively, on the Consolidated Balance Sheets.

Escrow Deposits:  Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $27 million and $30 million as of March 31, 2009 and December 31, 2008, respectively, of which $27 million and $28 million were recorded within other current assets as of March 31, 2009 and December 31, 2008, respectively, and $2 million was recorded within other non-current assets as of December 31, 2008, on the Consolidated Balance Sheets.

        Changes in Accounting Policies during 2009

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009, as required. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128; such that earnings per share data will continue to be calculated the same way that such data were calculated before this Statement was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009, as required. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption.

Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.  In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, as required. See Note 8—Derivative Instruments and Hedging Activities for a detailed explanation of the impact on the adoption.

        Recently Issued Accounting Pronouncements

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, “Effective Date of Statement No. 157” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial assets and financial liabilities (see Note 7—Fair Value). On January 1, 2009, the Company adopted SFAS No. 157, as required, for nonfinancial assets and nonfinancial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from such adoption.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption of this standard.

Determining Fair Value Under Market Activity Decline.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.

Recognition and Presentation of Other-Than-Temporary Impairments.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The

FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.

Disclosures About Fair Value of Financial Instruments.  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Disclosures About Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The FSP is effective for interim periods ending after June 15, 2009. The Company will adopt this standard, as required.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2009	2008

Net income	$45	$42

Basic weighted average shares outstanding	178	177
Stock options and restricted stock units	—	1

Diluted weighted average shares outstanding	178	178

Earnings per share:
Basic	$0.25	$0.24
Diluted	0.25	0.24

The computations of diluted earnings per share available to common stockholders do not include approximately 13 million and 11 million stock options and stock-settled stock appreciation rights (“SSARs”) for the three months ended March 31, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive to EPS.

        Dividend Payments

During each of the quarterly periods ended March 31, 2009 and 2008, the Company paid cash dividends of $0.04 per share ($7 million in each period).

3.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,341			$1,353

Trademarks	$659			$660

Amortized Intangible Assets:
Franchise agreements	$630	$283	$347	$630	$278	$352
Trademarks	—	—	—	3	2	1
Other	88	27	61	91	27	64

	$718	$310	$408	$724	$307	$417

As of January 1, 2008, the Company had $31 million of unamortized vacation ownership trademarks recorded on the Consolidated Balance Sheet including its FairShare Plus and WorldMark trademarks. During the first quarter of 2008, the Company recorded a $28 million impairment charge due to the Company’s initiative to rebrand FairShare Plus and WorldMark to the Wyndham brand. The remaining $3 million was reclassified to amortized trademarks and was fully amortized and written-off as of March 31, 2009. See Note 1—Basis of Presentation for further information regarding the Company’s valuation of its goodwill and other intangible assets.

The changes in the carrying amount of goodwill are as follows:

	Balance at			Balance at
	January 1,	Foreign		March 31,
	2009	Exchange		2009

Lodging	$297	$—		$297
Vacation Exchange and Rentals	1,056	(12	) (*)	1,044

Total Company	$1,353	$(12)		$1,341

(*)	Relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2009	2008

Franchise agreements	$5	$5
Trademarks	1	—
Other	1	2

Total (*)	$7	$7

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of March 31, 2009, the Company expects related amortization expense as follows:

Amount

Remainder of 2009	$20
2010	26
2011	25
2012	24
2013	23
2014	23

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31,	December 31,
	2009	2008

Current vacation ownership contract receivables:
Securitized	$257	$253
Other	64	72

	321	325
Less: Allowance for loan losses	(34)	(34)

Current vacation ownership contract receivables, net	$287	$291

Long-term vacation ownership contract receivables:
Securitized	$2,556	$2,495
Other	645	817

	3,201	3,312
Less: Allowance for loan losses	(337)	(349)

Long-term vacation ownership contract receivables, net	$2,864	$2,963

During the three months ended March 31, 2009 and 2008, the Company’s securitized vacation ownership contract receivables generated interest income of $82 million and $79 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the three months ended March 31, 2009 and 2008, the Company originated vacation ownership contract receivables of $211 million and $360 million, respectively, and received principal collections of $204 million and $206 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.8% and 12.7% as of March 31, 2009 and December 31, 2008, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2009	$(383)
Provision for loan losses	(107)
Contract receivables written-off	119

Allowance for loan losses as of March 31, 2009	$(371)

In accordance with SFAS No. 152, the Company recorded the provision for loan losses of $107 million and $82 million as a reduction of net revenues during the three months ended March 31, 2009 and 2008, respectively.

5.	Inventory

Inventory consisted of:

	March 31,	December 31,
	2009	2008

Land held for VOI development	$129	$141
VOI construction in process	378	417
Completed inventory and vacation credits (*)	804	761

Total inventory	1,311	1,319
Less: Current portion	392	414

Non-current inventory	$919	$905

(*)	Includes estimated recoveries of $155 million and $156 million at March 31, 2009 and December 31, 2008, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	March 31,	December 31,
	2009	2008

Securitized vacation ownership debt:
Term notes	$1,165	$1,252
Previous bank conduit facility (a)	334	417
2008 bank conduit facility (b)	235	141

Total securitized vacation ownership debt	1,734	1,810
Less: Current portion of securitized vacation ownership debt	305	294

Long-term securitized vacation ownership debt	$1,429	$1,516

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	517	576
Vacation ownership bank borrowings (e)	156	159
Vacation rentals capital leases	130	139
Other	13	13

Total long-term debt	1,913	1,984
Less: Current portion of long-term debt	166	169

Long-term debt	$1,747	$1,815

(a)	Represents the outstanding balance of the Company’s previous bank conduit facility that ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be less than two years.
(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility.
(c)	The balance at March 31, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.
(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of March 31, 2009, the Company had $29 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $354 million.
(e)	Represents a 364-day, AUD 263 million, secured revolving credit facility, which expires in June 2009.

On March 13, 2009, the Company closed a term securitization transaction, Special Asset Facility 2009-A LLC, involving the issuance of $46 million of investment grade asset-backed notes which are secured by vacation ownership contract receivables. These borrowings bear interest at a coupon rate of 9.0% and were issued at a price of 95% of par.

The Company’s outstanding debt as of March 31, 2009 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other	Total

Within 1 year	$305	$166	$471
Between 1 and 2 years	596	21	617
Between 2 and 3 years	153	827	980
Between 3 and 4 years	158	10	168
Between 4 and 5 years	168	11	179
Thereafter	354	878	1,232

	$1,734	$1,913	$3,647

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

The revolving credit facility, unsecured term loan and vacation ownership bank borrowings include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 13—Segment Information) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted the Company’s Separation from Cendant).

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

As of March 31, 2009, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s non-recourse, securitized note borrowings contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of March 31, 2009, all of the Company’s securitized pools were in compliance with applicable triggers.

As of March 31, 2009 available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,165	$1,165	$—
Previous bank conduit facility	334	334	—
2008 bank conduit facility	688	235	453

Total securitized vacation ownership debt (a)	$2,187	$1,734	$453

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	517	383
Vacation ownership bank borrowings (c)	181	156	25
Vacation rentals capital leases (d)	130	130	—
Other	13	13	—

Total long-term debt	$2,321	$1,913	408

Less: Issuance of letters of credit (b)			29

			$379

(a)	These outstanding borrowings are collateralized by $2,981 million of underlying gross vacation ownership contract receivables and securitization restricted cash. The capacity of the Company’s 2008 bank conduit facility of $943 million is reduced by $255 million of borrowings on the Company’s previous bank conduit facility. Such amount will be available as capacity for the Company’s 2008 bank conduit facility as the outstanding balance on the Company’s previous bank conduit facility amortizes in accordance with its terms, which is expected to be less than two years. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of March 31, 2009, the available capacity of $383 million was further reduced by $29 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $194 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

Cash paid related to consumer financing interest expense was $22 million and $27 million during the three months ended March 31, 2009 and 2008, respectively.

Interest expense incurred in connection with the Company’s other debt was $22 million and $23 million during the three months ended March 31, 2009 and 2008, respectively, and is recorded within interest expense on the

Consolidated Statements of Income. Cash paid related to such interest expense was $10 million and $13 million during the three months ended March 31, 2009 and 2008, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $3 million and $4 million during the three months ended March 31, 2009 and 2008, respectively.

7.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	March 31,	Inputs	Inputs
	2009	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$12	$12	$—
Securities available-for-sale (b)	5	—	5

Total assets	$17	$12	$5

Liabilities:
Derivative instruments (c)	$79	$79	$—

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.
(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments are primarily pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 8—Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2009:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Securities
Available-For-
Sale

Balance at January 1, 2009	$5
Balance at March 31, 2009	5

8.	Derivative Instruments and Hedging Activities

        Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three months ended March 31, 2009 and 2008 was not material. The impact of these forward contracts was not material to the Company’s results of operations, financial position or cash flows during the three months ended March 31, 2009 and 2008. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

        Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax gain of $6 million and a net pre-tax loss of $26 million during the three months ended March 31, 2009 and 2008, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during the three months ended March 31, 2009 and 2008. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The freestanding derivatives had an immaterial impact on the Company’s results of operations, financial position and cash flows during the three months ended March 31, 2009 and 2008.

The following table summarizes information regarding the Company’s derivative instruments as of March 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$60

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$2	Other non-current liabilities	$8
Foreign exchange contracts	Other current assets	10	Accrued exp & other current liabs.	11

Total derivatives not designated as hedging instruments		$12		$19

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2008:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$66

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$2	Other non-current liabilities	$10
Foreign exchange contracts	Other current assets	10	Accrued exp & other current liabs.	11

Total derivatives not designated as hedging instruments		$12		$21

9.	Income Taxes

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

The Company made cash income tax payments, net of refunds, of $12 million and $4 million during the three months ended March 31, 2009 and 2008, respectively. Such payments exclude income tax related payments made to former Parent.

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

The Company believes that it has adequately accrued for such matters with reserves of $10 million at March 31, 2009. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

11.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2009, net of tax benefit of $72	$141	$(45)	$2	$98
Current period change	(9)	4	—	(5)

Balance, March 31, 2009, net of tax benefit of $82	$132	$(41)	$2	$93

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, a maximum of 43.5 million shares of common stock may be awarded. As of March 31, 2009, 15.9 million shares remained available.

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2009 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2009	4.1		$25.34	1.7		$27.40
Granted	6.3	(b)	3.69	0.5	(b)	3.69
Vested/exercised	(0.5)		22.13	—		—
Canceled	(0.5)		25.53	—		—

Balance at March 31, 2009 (a)	9.4	(c)	10.99	2.2	(d)	22.04

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $92 million as of March 31, 2009 which is expected to be recognized over a weighted average period of 2.5 years.
(b)	Represents awards granted by the Company on February 27, 2009.
(c)	Approximately 8.6 million RSUs outstanding at March 31, 2009 are expected to vest over time.
(d)	Approximately 620,000 of the 2.2 million SSARs are exercisable at March 31, 2009. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding at March 31, 2009 had an intrinsic value of $255,000 and have a weighted average remaining contractual life of 5.1 years.

On February 27, 2009, the Company approved grants of incentive equity awards totaling $24 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of three years.

The fair value of SSARs granted by the Company on February 27, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in SAB 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the twelve-month target price of the Company’s stock on the date of the grant.

SSARs Issued on
February 27, 2009

Grant date fair value	$2.02
Expected volatility	81.0%
Expected life	4.00 yrs.
Risk free interest rate	1.95%
Projected dividend yield	1.60%

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $8 million and $7 million during the three months ended March 31, 2009 and 2008, respectively, related to the incentive equity awards granted by the Company. The Company recognized $3 million of tax benefit for stock-based compensation arrangements on the Consolidated Statements of Income during both the three months ended March 31, 2009 and 2008.

        Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of March 31, 2009, there were no converted RSUs outstanding.

The activity related to the converted stock options for the three months ended March 31, 2009 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2009	11.2	$35.08
Exercised (a)	—	—
Canceled	(0.2)	37.40

Balance at March 31, 2009 (b)	11.0	35.04

(a)	Stock options exercised during the three months ended March 31, 2009 and 2008 had an intrinsic value of zero and $275,000, respectively.
(b)	As of March 31, 2009, the Company had zero outstanding “in the money” stock options and, as such, the intrinsic value was zero. All 11 million options were exercisable as of March 31, 2009. Options outstanding and exercisable as of March 31, 2009 have a weighted average remaining contractual life of 1.5 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of March 31, 2009:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.5	$19.77
$20.00 – $29.99	0.9	27.51
$30.00 – $39.99	3.2	37.44
$40.00 & above	4.4	43.25

Total Options	11.0	35.04

13.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Company’s Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2009		2008
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA

Lodging	$154	$35	$170	$46
Vacation Exchange and Rentals	287	76	341	93
Vacation Ownership	462	44	504	7	(d)

Total Reportable Segments	903	155	1,015	146
Corporate and Other (a)(b)	(2)	(21)	(3)	(16)

Total Company	$901	$134	$1,012	$130

(a)	Includes the elimination of transactions between segments.
(b)	Includes $4 million and $3 million of net expense, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets and $17 million and $10 million, respectively, of corporate costs during the three months ended March 31, 2009 and 2008.
(c)	Includes restructuring costs of $3 million, $4 million, $35 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the three months ended March 31, 2009.
(d)	Includes an impairment charge of $28 million due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand.

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended
	March 31,
	2009	2008

EBITDA	$134	$130
Depreciation and amortization	43	44
Interest expense	19	19
Interest income	(2)	(3)

Income before income taxes	$74	$70

14.	Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, the Company recorded $43 million of incremental restructuring costs during the first quarter of 2009, of which $21 million has been paid in cash. The remaining liability of $47 million is expected to be paid in cash; $18 million of personnel-related by May 2010 and $29 million of primarily facility-related by September 2017.

Total restructuring costs by segment for the three months ended March 31, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	3	1	—	—	4
Vacation Ownership	1	19	14	1	35
Corporate	1	—	—	—	1

Total	$8	$20	$14	$1	$43

(a)	Represents severance benefits resulting from reductions of approximately 320 in staff. The Company formally communicated the termination of employment to substantially all 320 employees, representing a wide range of employee groups. As of March 31, 2009, the Company had terminated approximately 215 of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of				Liability as of
	January 1,	Costs	Cash	Other	March 31,
	2009	Recognized	Payments	Non-cash	2009

Personnel-Related	$27	$8	$(17)	$—	$18
Facility-Related	13	20	(4)	(1)	28
Asset Impairments	—	14	—	(14)	—
Contract Terminations	—	1	—	—	1

	$40	$43	$(21)	$(15)	$47

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $346 million and $343 million at March 31, 2009 and December 31, 2008, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

The $346 million of Separation related liabilities is comprised of $39 million for litigation matters, $270 million for tax liabilities, $26 million for liabilities of previously sold businesses of Cendant, $9 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation. In connection with these liabilities, $85 million are recorded in current due to former Parent and subsidiaries and $268 million are recorded in long-term due to former Parent and subsidiaries at March 31, 2009 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to the FIN 45 guarantees is recorded in other current liabilities at March 31, 2009 on the Consolidated Balance Sheet. In addition, at March 31, 2009, the Company has $3 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million at December 31, 2008.

Following is a discussion of the liabilities on which the Company issued guarantees. See Management’s Discussion and Analysis—Contractual Obligations for the timing of payments related to these liabilities.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a number of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which the Company retains a 37.5% indemnification obligation. The Company has filed an appeal related to this adverse order. As a result of the order, however, the Company increased its contingent litigation accrual for this matter during 2007 by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities increased from $35 million at December 31, 2008 to $39 million at March 31, 2009.

•	Contingent tax liabilities The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. The Company will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, the Company recorded a gross up of its contingent tax liability and has a corresponding deferred tax asset of $31 million as of March 31, 2009. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. During 2007, the Internal Revenue Service opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and those disclosed as risks under “Risk Factors” in Part I, Item 1A, in our Annual Report filed on Form 10-K with the SEC on February 27, 2009. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended March 31, 2009 and 2008. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2009	2008	% Change

Lodging (a)
Number of rooms (b)	588,500	551,100	7
RevPAR (c)	$27.69	$32.21	(14)
Royalty, marketing and reservation revenues (in 000s) (d)	$95,368	$104,162	(8)
Vacation Exchange and Rentals
Average number of members (000s) (e)	3,789	3,632	4
Annual dues and exchange revenues per member (f)	$134.38	$150.84	(11)
Vacation rental transactions (in 000s) (g)	387	387	—
Average net price per vacation rental (h)	$335.54	$412.74	(19)
Vacation Ownership
Gross VOI sales (in 000s) (i)	$280,000	$458,000	(39)
Tours (j)	137,000	255,000	(46)
Volume Per Guest (“VPG”) (k)	$1,866	$1,668	12

(a)	Includes Microtel Inns & Suites and Hawthorn Suites hotel brands, which were acquired on July 18, 2008. Therefore, the operating statistics for 2009 are not presented on a comparable basis to the 2008 operating statistics. On a comparable basis (excluding the Microtel Inns & Suites and Hawthorn Suites hotel brands from the 2009 amounts), the number of rooms would have increased 1% and RevPAR and royalty, marketing and reservation revenues would have declined 15% and 13%, respectively.

(b)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2009 and 2008 include 4,175 and 4,367 affiliated rooms, respectively.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(d)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each hotel. Royalty revenue is generally a fee charged to each franchised or managed hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, such decrease was 5%.

(g)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(h)	Represents the net revenue generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, such decrease was 3%.

(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	Represents gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) divided by the number of tours.

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

Our consolidated results are as follows:

	Three Months Ended March 31,
	2009	2008	Change

Net revenues	$901	$1,012	$(111)
Expenses	812	927	(115)

Operating income	89	85	4
Other income, net	(2)	(1)	(1)
Interest expense	19	19	—
Interest income	(2)	(3)	1

Income before income taxes	74	70	4
Provision for income taxes	29	28	1

Net income	$45	$42	$3

During the first quarter of 2009, our net revenues decreased $111 million (11%) principally due to (i) a $178 million decrease in gross sales of VOIs at our vacation ownership businesses primarily due to the planned reduction in tour flow, partially offset by an increase in VPG; (ii) a $30 million decrease in net revenues from rental transactions due to a decrease in the average net price per rental, including the unfavorable impact of foreign exchange movements; (iii) a $16 million decrease in net revenues in our lodging business primarily due to lower RevPAR and a decline in reimbursable revenues, partially offset by incremental revenues contributed from the acquisition of USFS; (iv) a $14 million decrease in ancillary revenues at our vacation exchange and rentals business primarily from various sources, as well as the impact from our termination of a low margin travel service contract; and (v) a $10 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including the unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members. Such decreases were partially offset by (i) a net increase of $128 million in the recognition of revenue previously deferred under the percentage-of-completion method of accounting at our vacation ownership business; (ii) a $10 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; and (iii) $6 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management. The net revenue decrease at our vacation exchange and rentals business includes the unfavorable impact of foreign currency translation of $37 million.

Total expenses decreased $115 million (12%) principally reflecting (i) a $68 million decrease in marketing and reservation expenses primarily resulting from the reduced sales pace at our vacation ownership business and lower marketing spend at our lodging business; (ii) $53 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration; (iii) $41 million of decreased cost of VOI sales due to the expected decline in VOI sales; (iv) the absence of a $28 million non-cash impairment charge recorded during the first quarter of 2008 due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; (v) the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $25 million; (vi) $12 million in cost savings primarily from overhead reductions at our vacation exchange and rentals business; and (vii) $5 million of decreased payroll costs paid on behalf of property owners in our lodging business. These decreases were partially offset by (i) a net increase of $58 million of expenses related to the net increase in the recognition of revenue previously deferred at our vacation ownership business, as discussed above; (ii) the recognition of $43 million of costs across all of our businesses due to organizational realignment (see Restructuring Plan for more details); (iii) $11 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory; (iv) $7 million of higher corporate costs primarily related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009; and (v) a $3 million increase in expenses at our lodging business as a result of our acquisition of USFS.

Other income, net increased $1 million as a result of higher gains associated with the sale of non-strategic assets at our vacation ownership business. Such amounts are included within our segment EBITDA results. Interest expense remained flat quarter over quarter. Interest income decreased $1 million in the first quarter of 2009 compared with the first quarter of 2008 due to decreased interest income earned on invested cash balances as a result of a decrease in cash available for investment. Our effective tax rate decreased from 40% during the first quarter of 2008 to 39% during the first quarter of 2009. We cannot estimate the effect of legacy matters for the remainder of 2009. Excluding the tax impact on such matters, we expect our effective tax rate will approximate 39%.

As a result of these items, our net income increased $3 million (7%) as compared to the first quarter of 2008.

Following is a discussion of the results of each of our reportable segments during the first quarter:

	Net Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change

Lodging	$154	$170	(9)	$35	$46	(24)
Vacation Exchange and Rentals	287	341	(16)	76	93	(18)
Vacation Ownership	462	504	(8)	44	7	*

Total Reportable Segments	903	1,015	(11)	155	146	6
Corporate and Other (a)	(2)	(3)	*	(21)	(16)	*

Total Company	$901	$1,012	(11)	134	130	3

Less: Depreciation and amortization				43	44
Interest expense				19	19
Interest income				(2)	(3)

Income before income taxes				$74	$70

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $16 million (9%) and $11 million (24%), respectively, during the first quarter of 2009 compared to the first quarter of 2008 primarily reflecting lower royalty, marketing and reservation revenues and a decline in property management reimbursable revenues, partially offset by incremental net revenues generated from the July 2008 acquisition of USFS. In addition, EBITDA reflects lower marketing expenses and decreased expenses primarily related to a decline in property management reimbursable revenues, partially offset by increased expenses resulting from the USFS acquisition, organizational realignment initiatives and ancillary services provided to franchisees.

The acquisition of USFS contributed incremental net revenues and EBITDA of $5 million and $2 million, respectively. Excluding the impact of this acquisition, net revenues declined $21 million reflecting (i) a $12 million decrease in domestic royalty, marketing and reservation revenues primarily due to a RevPAR decline of 15%, (ii) $5 million of lower reimbursable revenues earned by our property management business, (iii) a $2 million decrease in international royalty, marketing and reservation revenues resulting from a RevPAR decrease of 18%, or 6% excluding the impact of foreign exchange movements, partially offset by a 13% increase in international rooms and (iv) a $2 million net decrease in other revenue. The RevPAR decline was largely driven by a decline in industry occupancy as well as price reductions. The $5 million of lower reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are fully reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in variable labor costs at our managed properties due to lower occupancy.

In addition, EBITDA was positively impacted by a decrease of $9 million in marketing expenses primarily due to lower marketing spend across our brands, including decreased costs associated with our Wyndham Rewards loyalty program. Such decrease was partially offset by (i) $3 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details) and (ii) $3 million of increased costs primarily associated with ancillary services provided to franchisees, as discussed above.

As of March 31, 2009, we had 6,993 properties and approximately 588,500 rooms in our system. Additionally, our hotel development pipeline included 1,000 hotels and approximately 108,600 rooms, of which 39% were international and 54% were new construction as of March 31, 2009.

Vacation Exchange and Rentals

Net revenues and EBITDA decreased $54 million (16%) and $17 million (18%), respectively, during the first quarter of 2009 compared with the first quarter of 2008. Net revenue and expense decreases include $37 million and $25 million, respectively, of currency translation impact from a stronger U.S. dollar compared to other foreign currencies. The decrease in net revenues reflects a $30 million decrease in net revenues from rental transactions and related services, a $14 million decrease in ancillary revenues and a $10 million decrease in annual dues and exchange revenues. EBITDA further includes the impact of $12 million in cost savings from overhead reductions, partially offset by $4 million of additional costs relating to organizational realignment initiatives.

Net revenues generated from rental transactions and related services decreased $30 million (19%) during the first quarter of 2009 compared with the first quarter of 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services decreased $5 million (3%) during the first quarter of 2009 driven by a 3% decrease in the average net price per rental primarily resulting from a change in the mix of various rental offerings and lower pricing at our Landal European vacation rental business, which benefited from premium holiday pricing for Easter in the first quarter of 2008. Rental transaction volume was flat primarily driven by increased volume at (i) our U.K. cottage business due to successful marketing and promotional offers as well as increased functionality of its new web platform and (ii) our Landal business, which benefited from enhanced marketing programs despite the unfavorable impact on arrivals from the Easter holiday falling in the second quarter of 2009 as compared to the first quarter of 2008. Such favorability was offset by lower rental volume at our Novasol European vacation rentals business, which we believe was a result of customers altering their vacation decisions primarily due to the downturn in European economies.

Annual dues and exchange revenues decreased $10 million (7%) during the first quarter of 2009 compared with the first quarter of 2008. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues declined $1 million driven by a 5% decline in revenue generated per member, partially offset by a 4% increase in the average number of members primarily due to the enrollment of approximately 135,000 members at the beginning of 2009 resulting from our Disney Vacation Club affiliation. The decrease in revenue per member was due to lower exchange transactions, partially offset by the impact of favorable exchange transaction pricing. We believe that the lower revenue per member reflects: (i) recent heightened economic uncertainty and (ii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. A decrease in ancillary revenues of $14 million was driven by (i) $6 million from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliated resorts, (ii) $5 million in travel revenue primarily due to our termination of a low margin travel service contract and (iii) $3 million due to the unfavorable translation effects of foreign exchange movements.

In addition, EBITDA was positively impacted by a decrease in expenses of $37 million (15%) primarily driven by (i) the favorable impact of foreign currency translation on expenses of $25 million, (ii) $12 million in cost savings primarily from overhead reductions, (iii) $2 million of lower volume-related expenses and (iv) $1 million of lower employee incentive program expenses compared to the first quarter of 2008. Such decreases were partially offset by $4 million of additional costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Vacation Ownership

Net revenues decreased $42 million (8%) and EBITDA increased $37 million during the first quarter of 2009 compared with the first quarter of 2008.

During October 2008, we announced plans to refocus our vacation ownership sales and marketing efforts on consumers with higher credit quality beginning the fourth quarter of 2008. As a result, operating results for the first quarter of 2009 reflect decreased gross VOI sales and costs related to realignment initiatives. Results were enhanced by the recognition of previously deferred revenue as a result of continued construction of resorts under development, decreased marketing and employee related expenses, lower cost of sales and growth in consumer finance income.

Gross sales of VOIs at our vacation ownership business decreased $178 million (39%) during the first quarter of 2009, driven principally by a 46% decrease in tour flow, partially offset by an increase of 12% in VPG. Tour flow was negatively impacted by the closure of over 85 sales offices since October 1, 2008 related to our organizational realignment initiatives.

VPG was positively impacted by (i) a favorable tour flow mix resulting from the type of sales offices closed as part of the organizational realignment and (ii) a higher percentage of sales being upgrades to existing owners during the first quarter of 2009 as compared to the first quarter of 2008 as a result of the expected decline in sales to new customers. Our provision for loan losses increased $25 million during the first quarter of 2009 as compared to the first quarter of 2008 primarily related to the recognition of revenue previously deferred under the percentage-of-completion method of accounting, as discussed below. Such results were partially offset by $6 million of incremental property management fees primarily as a result of growth in the number of units under management.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. Our sales mix during the first quarter of 2009 included higher sales generated from vacation resorts where construction was more complete, resulting in the recognition of $67 million of revenue previously deferred under the percentage-of-completion method of accounting compared to $82 million of deferred revenue during the first quarter of 2008. Accordingly, net revenues and EBITDA comparisons were positively impacted by $128 million (after deducting the related increase in provision for loan losses) and $70 million, respectively, as a result of the net increase in the recognition of revenue previously deferred under the percentage-of-completion method of accounting. We anticipate a net benefit of approximately $150 million to $200 million during 2009 from the recognition of previously deferred revenue as construction of these resorts progresses, partially offset by continued sales generated from vacation resorts where construction is still in progress.

Net revenues and EBITDA comparisons were favorably impacted by $10 million and $11 million, respectively, during the first quarter of 2009 due to net interest income of $77 million earned on contract receivables during the first quarter of 2009 as compared to $66 million during the first quarter of 2008. Such increase was primarily due to growth in the portfolio. We incurred interest expense of $32 million on our securitized debt at a weighted average rate of 5.9% during the first quarter of 2009 compared to $33 million at a weighted average rate of 4.9% during the first quarter of 2008. Our net interest income margin increased from 67% during the first quarter of 2008 to 71% during the first quarter of 2009 due to approximately $365 million of decreased average borrowings on our securitized debt facilities during the first quarter of 2009 as compared to the first quarter of 2008 resulting from a decline in advance rates (i.e., less borrowings as a percentage of receivables securitized), partially offset by a 99 basis point increase in interest rates.

In addition, EBITDA was positively impacted by $136 million (27%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $59 million of decreased marketing expenses due to the reduction in our sales pace, (ii) $53 million of lower employee-related expenses primarily due to lower sales commission and administration costs, (iii) $41 million of decreased cost of VOI sales due to the expected decline in VOI sales and (iv) the absence of a $28 million non-cash impairment charge due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand. Such decreases were partially offset by (i) $35 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details) and (ii) $11 million of increased costs associated with maintenance fees on unsold inventory.

Corporate and Other

Corporate and Other expenses increased $6 million during first quarter of 2009 compared with the first quarter of 2008. Such increase includes (i) $7 million of increased corporate expenses primarily related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, (ii) $1 million of restructuring costs and (iii) a $1 million increase in net expense related to the resolution of and adjustment to certain contingent liabilities and assets.

Other Income, Net

Other income, net increased $1 million during the three months ended March 31, 2009 as compared to the same period in 2008 as a result of higher gains associated with the sale of non-strategic assets at our vacation ownership business.

Interest Expense/Interest Income

Interest expense remained flat during the three months ended March 31, 2009 compared with the same period during 2008 as a result of a $1 million decrease in interest paid on our long-term debt facilities offset by a $1 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $1 million during the three months March 31, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of a decrease in cash available for investment.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, we recorded $43 million in incremental restructuring costs during the first quarter of 2009. Such strategic realignment initiatives included:

Lodging

We continued the operational realignment of our lodging business, which began during 2008, to enhance its global franchisee services, promote more efficient channel management to further drive revenue at franchised locations and managed properties and position the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded $3 million in costs primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. Such plan resulted in $4 million in restructuring costs during the first quarter of 2009. We expect additional costs during the second quarter of 2009 of approximately $1 million to $4 million in cash payments for severance and related benefits.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we have decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced the cash flow from the business unit. Such realignment includes the elimination of certain positions, the termination of leases of certain sales offices, the termination of development projects and the write-off of assets related to the sales offices and cancelled development projects. These initiatives resulted in costs of $35 million during 2009.

Corporate and Other

We identified opportunities at our corporate business to reduce costs by enhancing organizational efficiency and consolidating and rationalizing existing processes. As a result, we recorded $1 million in restructuring costs during the first quarter of 2009.

Total Company

These strategic realignments resulted in the termination of approximately 320 more employees and incremental restructuring costs of $43 million during the first quarter of 2009, of which $21 million was paid in cash and $15 million was a non-cash expense. The remaining liability of $47 million will be paid in cash; $18 million of personnel-related by May 2010 and $29 million of primarily facility-related by September 2017. We anticipate additional restructuring costs during the second quarter of 2009 of approximately $1 million to $4 million in cash payments for severance and related benefits. These amounts are preliminary estimates and subject to change. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and anticipate annual net savings from such initiatives of approximately $160 million to $180 million beginning in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31,	December 31,
	2009	2008	Change

Total assets	$9,444	$9,573	$(129)
Total liabilities	7,065	7,231	(166)
Total stockholders’ equity	2,379	2,342	37

Total assets decreased $129 million from December 31, 2008 to March 31, 2009 primarily due to (i) a $103 million decrease in vacation ownership contract receivables, net resulting from decreased VOI sales, (ii) a $34 million decrease in other current assets primarily due to lower deferred costs associated with decreased VOI sales and a decline in other receivables at our vacation ownership business related to lower revenues from ancillary services, partially offset by increased assets available for sale due to certain vacation ownership properties and related assets that are no longer consistent with our development plans, (iii) a $32 million decrease in property and equipment primarily related to the termination of certain property development projects and the write-off of related assets in connection with our organizational realignment initiatives within our vacation ownership business and the impact of currency translation on land, buildings and capital leases at our vacation exchange and rentals business, partially offset by increased leasehold improvements, furniture and fixtures and equipment related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, (iv) a $26 million decline in deferred taxes primarily attributable to utilization of net operating loss carryforwards and (v) a $22 million decrease in goodwill and other intangibles primarily related to the impact of currency translation at our vacation exchange and rentals business and the amortization of franchise agreements at our lodging business. Such decreases were partially offset by a $94 million increase in trade receivables, net, primarily due to seasonality at our European vacation rental and travel agency businesses.

Total liabilities decreased $166 million primarily due to (i) a $147 million decrease in net borrowings reflecting net changes of $76 million in our securitized vacation ownership debt and $71 million in our other long-term debt primarily related to our revolving credit facility, (ii) a $51 million decrease in deferred income primarily due to the recognition of previously deferred revenues due to higher sales generated from vacation resorts where construction was more complete, partially offset by cash received in advance on arrival-based bookings within our vacation exchange and rentals business and (iii) a $29 million decrease in deferred income taxes primarily attributable to lower gross VOI sales and additional restructuring accruals. Such increases were partially offset by a $68 million increase in accounts payable primarily due to seasonality at our European vacation rental and travel agency businesses, partially offset by the impact of the reduced sales pace at our vacation ownership business.

Total stockholders’ equity increased $37 million due to (i) $45 million of net income generated during the three months ended March 31, 2009, (ii) a change of $7 million in deferred equity compensation and (iii) $4 million of unrealized gains on cash flow hedges. Such increases were partially offset by (i) $9 million of currency translation adjustments, (ii) the payment of $7 million in dividends and (iii) a $3 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the exercise and vesting of equity awards.

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

Our secured, revolving foreign credit facility expires in June 2009. We are in active dialogue with the participating banks and potential new participants related to our secured, revolving foreign credit facility in an attempt to renew this facility for another 364-day term prior to the current renewal date. In the event that we are not able to renew all or part of the current agreement, all or a portion of the outstanding borrowings would become immediately due and payable. We anticipate that we would have adequate liquidity to meet these maturities with available cash balances and our revolving credit facility. Our 2008 bank conduit facility expires in November 2009. Our goal is to renew this facility for another 364-day term prior to the current renewal date. In the event that we are not able to renew all or part of the current agreement, the facility would no longer operate as a revolving facility and would amortize over approximately 13 months from the expiration.

CASH FLOWS

During the three months ended March 31, 2009 and 2008, we had a net change in cash and cash equivalents of $(1) million and $19 million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2009	2008	Change

Cash provided by/(used in):
Operating activities	$210	$87	$123
Investing activities	(62)	(94)	32
Financing activities	(147)	27	(174)
Effects of changes in exchange rate on cash and cash equivalents	(2)	(1)	(1)

Net change in cash and cash equivalents	$(1)	$19	$(20)

Operating Activities

During the three months ended March 31, 2009, we generated $123 million more cash from operating activities as compared to the three months ended March 31, 2008, which principally reflects (i) lower originations of our vacation ownership contract receivables due to our previously announced initiative to reduce 2009 VOI sales pace, (ii) decreased other current assets primarily due to the recognition of VOI sales commissions that were previously deferred, (iii) higher accrued expenses primarily related to our organizational realignment initiatives (see Restructuring Plan for more details) and increased accounts payable primarily due to timing, (iv) lower trade accounts receivables primarily due to lower revenues across our lodging, vacation exchange and rentals, and vacation ownership businesses and (v) an increase in our provision for loan losses due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such increase in cash inflows was partially offset by the impact from the recognition of VOI sales revenues previously deferred under the percentage of completion method of accounting.

Investing Activities

During the three months ended March 31, 2009, we used $32 million less cash for investing activities as compared with the three months ended March 31, 2008, which principally reflects (i) the net change in cash flows from escrow deposits restricted cash of $32 million primarily due to the absence of the 2008 contractually obligated repairs at one of our VOI resorts and a decrease in escrow amounts resulting from timing differences between our deeding and sales processes for certain VOI sales and (ii) an $11 million decrease in cash outflows from securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivables securitizations. Such decrease in cash outflows was partially offset by a $14 million increase in property and equipment additions primarily due to higher leasehold improvements related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009.

Financing Activities

During the three months ended March 31, 2009, we used $174 million more cash for financing activities as compared with the three months ended March 31, 2008, which principally reflects (i) $114 million of lower net proceeds from securitized vacation ownership debt and (ii) $68 million of lower net proceeds from non-securitized borrowings. Such cash outflows were partially offset by the absence of $13 million spend on our stock repurchase program during the first quarter of 2008.

We intend to continue to invest in selected capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals and corporate businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotels as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $53 million on capital expenditures during the three months ended March 31, 2009 including leasehold improvements related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, the improvement of technology and maintenance of technological advantages and routine improvements. We anticipate spending approximately $120 million to $130 million on capital expenditures during 2009. In addition, we spent $69 million relating to vacation ownership development projects during the three months ended March 31, 2009. We believe that our vacation ownership business will have adequate inventory through 2010 and thus we plan to sell the vacation ownership inventory that is currently on our balance sheet and complete vacation ownership projects currently under development. As a result, we anticipate spending approximately $175 million to $225 million on vacation ownership development projects during 2009 and less than $100 million during 2010. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

Cash Flow Outlook for 2009

During 2009, we anticipate cash flow will be neutral to positive. Borrowings outstanding on our revolving credit facility are expected to remain consistent at December 31, 2009 as compared to March 31, 2009. If economic conditions improve or deteriorate materially, we would expect the amounts noted above could change. Such changes could impact our cash flows either positively or negatively.

Other Matters

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. However, there were no stock option exercises during the three months ended March 31, 2009. We suspended such program during the third quarter of 2008 and expect to defer further purchases until the macro-economic outlook and credit environment are more favorable. Therefore, during the period from January 1, 2009 through May 7, 2009, we did not repurchase any additional shares and, as such, we currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax provisions taken by Cendant for which we would be responsible under the tax sharing agreement. As discussed above, however, the rules governing taxation are complex and subject to varying interpretation. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows, which is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries. At March 31, 2009, we had $270 million of tax liabilities pursuant to the Separation and Distribution Agreement, which are recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during the second half of 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	March 31,	December 31,
	2009	2008

Securitized vacation ownership debt:
Term notes	$1,165	$1,252
Previous bank conduit facility (a)	334	417
2008 bank conduit facility (b)	235	141

Total securitized vacation ownership debt	$1,734	$1,810

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	517	576
Vacation ownership bank borrowings (e)	156	159
Vacation rentals capital leases	130	139
Other	13	13

Total long-term debt	$1,913	$1,984

(a)	Represents the outstanding balance of our previous bank conduit facility that ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be less than two years.

(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009, whose capacity is subject to our ability to provide additional assets to collateralize the facility.

(c)	The balance at March 31, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.

(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of March 31, 2009, we had $29 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $354 million.

(e)	Represents a 364-day, AUD 263 million secured revolving credit facility, which expires in June 2009.

On March 13, 2009, we closed a term securitization transaction, Special Asset Facility 2009-A LLC, involving the issuance of $46 million of investment grade asset-backed notes which are secured by vacation ownership contract receivables. These borrowings bear interest at a coupon rate of 9.0% and were issued at a price of 95% of par.

Cash paid related to consumer financing interest expense was $22 million and $27 million during the three months ended March 31, 2009 and 2008, respectively.

Interest expense incurred in connection with our other debt was $22 million and $23 million during the three months ended March 31, 2009 and 2008, respectively, and is recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $10 million and $13 million during the three months ended March 31, 2009 and 2008, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $3 million and $4 million during the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,165	$1,165	$—
Previous bank conduit facility	334	334	—
2008 bank conduit facility	688	235	453

Total securitized vacation ownership debt (a)	$2,187	$1,734	$453

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	517	383
Vacation ownership bank borrowings (c)	181	156	25
Vacation rentals capital leases (d)	130	130	—
Other	13	13	—

Total long-term debt	$2,321	$1,913	408

Less: Issuance of letters of credit (b)			29

			$379

(a)	These outstanding borrowings are collateralized by $2,981 million of underlying gross vacation ownership contract receivables and securitization restricted cash. The capacity of our 2008 bank conduit facility of $943 million is reduced by $255 million of borrowings on our previous bank conduit facility. Such amount will be available as capacity for our 2008 bank conduit facility as the outstanding balance on our previous bank conduit facility amortizes in accordance with its terms, which is expected to be less than two years. The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of March 31, 2009, the available capacity of $383 million was further reduced by $29 million for the issuance of letters of credit.

(c)	These borrowings are collateralized by $194 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

The revolving credit facility, unsecured term loan and vacation ownership bank borrowings include covenants, including the maintenance of specific financial ratios. These financial covenants consist of a minimum interest coverage ratio of at least 3.0 times as of the measurement date and a maximum leverage ratio not to exceed 3.5 times on the measurement date. The interest coverage ratio is calculated by dividing EBITDA (as defined in the credit agreement and Note 13—Segment Information) by Interest Expense (as defined in the credit agreement), excluding interest expense on any Securitization Indebtedness and on Non-Recourse Indebtedness (as the two terms are defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2009, our interest coverage ratio was 27.1 times. The leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement) excluding any Securitization Indebtedness and any Non-Recourse Secured debt as of the measurement date by EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2009, our leverage ratio was 2.2 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations, dissolutions and sales of all or substantially all assets; and sale and leasebacks. Events of default in these credit facilities include nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross payment default and cross acceleration (in each case, to indebtedness (excluding securitization indebtedness) in excess of $50 million); and a change of control (the definition of which permitted our Separation from Cendant).

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

As of March 31, 2009, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our non-recourse, securitized note borrowings contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. In the event such provisions are triggered during 2009, we believe such cash flows would be approximately $0 to $40 million. As of March 31, 2009, all of our securitized pools were in compliance with applicable triggers.

LIQUIDITY RISK

Our vacation ownership business finances certain of its receivables through (i) an asset-backed bank conduit facility and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contains any recourse provisions to us other than interest rate risk related to swap counterparties (solely to the extent that the amount outstanding on our notes differs from the forecasted amortization schedule at the time of issuance).

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are no longer AAA rated and remain under significant ratings pressure. Since monoline insurers are not positioned to write new policies, the cost of such insurance has increased and the insurance has become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to bond investors. Our $200 million 2008-1 term securitization, which closed on May 1, 2008, and our $450 million 2008-2 term securitization, which closed on June 26, 2008, were senior/subordinate transactions with no monoline insurance. Our $46 million Special Asset Facility 2009-A term securitization, which closed on March 13, 2009, was also issued with no monoline insurance.

Beginning in the third quarter of 2007 and continuing throughout 2008 and 2009, the asset-backed securities market and commercial paper markets in the United States suffered adverse market conditions. As a result, during 2009, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks. We successfully accessed the term securitization market during 2009, as demonstrated by the closing of our term securitization transaction which closed on March 13, 2009. However, the credit markets continue to provide very limited access to issuers of vacation ownership receivables asset-backed securities. In response to the tightened asset-backed credit environment, our plan is to reduce our need to access the asset-backed securities market during 2009.

Our vacation ownership business is expected to reduce its sales pace of VOIs from 2008 to 2009 by approximately 40%. Accordingly, we believe that the 2008 bank conduit facility should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sale of VOIs. The 2008 bank conduit facility had available capacity of $453 million as of March 31, 2009. The previous bank conduit facility ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be less than two years.

At March 31, 2009, we have $354 million of availability under our revolving credit facility. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, it will negatively impact the cost of such borrowings. A long-term disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our Wyndham Vacation Resorts Asia Pacific Pty Ltd. operations are funded by 364-day bank facilities with a total capacity of $181 million as of March 31, 2009 expiring in June 2009. These facilities had a total of $156 million outstanding as of March 31, 2009 and are secured by consumer loan receivables, as well as a Wyndham Worldwide Corporation guaranty. We are in active dialogue with the participating banks and potential new participants. Our goal is to renew this facility for another 364-day term prior to the current renewal date. While we expect to renew the agreement, we anticipate that current bank lending conditions will have a negative impact on the terms and capacity of the existing agreement. In addition to renewing the current agreement, we are exploring alternate financing means including an asset backed securitization conduit. In the event we are not able to renew all or part of the current agreement, all or a portion of the outstanding borrowings will become immediately due and payable. We anticipate that we would have adequate liquidity to meet these maturities with available cash balances and our revolving credit facility. In addition, we can reduce funding needs by slowing spending on new inventory and reducing the financing of consumer loans used to purchase our vacation ownership properties.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.5 billion, of which we had $755 million outstanding as of March 31, 2009. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

During April 2009, Moody’s Investors Service (“Moody’s”) downgraded our senior unsecured debt rating to Ba2 (and our corporate family rating to Ba1) with a “stable outlook”. Our senior unsecured debt is rated BBB- with a “negative outlook” by Standard and Poor’s (“S&P”). A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Currently, we expect no (i) material increase in interest expense and/or (ii) material reduction in the availability of bonding capacity from the aforementioned downgrade or negative outlook; however, a further downgrade by Moody’s and/or S&P could impact our future borrowing and/or bonding costs and availability of such bonding capacity.

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

SEASONALITY

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from rental income earned from vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the second and third quarters than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $346 million and $343 million at March 31, 2009 and December 31, 2008, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $346 million of Separation related liabilities is comprised of $39 million for litigation matters, $270 million for tax liabilities, $26 million for liabilities of previously sold businesses of Cendant, $9 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation. In connection with these liabilities, $85 million are recorded in current due to former Parent and subsidiaries and $268 million are recorded in long-term due to former Parent and subsidiaries at March 31, 2009 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to the FIN 45 guarantees is recorded in other current liabilities at March 31, 2009 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, at March 31, 2009, we have $3 million of receivables due from former Parent and subsidiaries primarily relating to income tax refunds, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million at December 31, 2008.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a number of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. During 2007, Cendant received an adverse order in a litigation matter for which we retain a 37.5% indemnification obligation. We have filed an appeal related to this adverse order. As a result of the order, however, we increased our contingent litigation accrual for this matter during 2007 by $27 million. As a result of these settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities increased from $35 million at December 31, 2008 to $39 million at March 31, 2009.

•	Contingent tax liabilities We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. We will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, we recorded a gross up of our contingent tax liability and have a corresponding deferred tax asset of $31 million as of March 31, 2009. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. During 2007, the Internal Revenue Service opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/09-	4/1/10-	4/1/11-	4/1/12-	4/1/13-
	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14	Thereafter	Total

Securitized debt (a)	$305	$596	$153	$158	$168	$354	$1,734
Long-term debt (b)	166	21	827	10	11	878	1,913
Operating leases	65	60	49	35	26	117	352
Other purchase commitments (c)	279	116	50	53	4	203	705
Contingent liabilities (d)	51	257	38	—	—	—	346

Total (e)	$866	$1,050	$1,117	$256	$209	$1,552	$5,050

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.

(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes and term loan of $67 million during the twelve month periods from 4/1/09-3/31/10 and 4/1/10-3/31/11, $54 million during the period from 4/1/11-3/31/12, $48 million during the periods from 4/1/12-3/31/13 and 4/1/13-3/31/14 and $132 million thereafter.

(c)	Primarily represents commitments for the development of vacation ownership properties. Such total includes approximately $105 million of vacation ownership development commitments which we may terminate at minimal or no cost and 4/1/09-3/31/10 includes approximately $60 million of vacation ownership commitments that can be delayed until 2011 or later.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our Separation.

(e)	Excludes $23 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 27, 2009, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as consumer protection claims, fraud and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, consumer protection, fraud and other statutory claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, tax claims and environmental claims.

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

We believe that our future growth depends, in part, on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies.

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

None.

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

WYNDHAM WORLDWIDE CORPORATION

Date: May 7, 2009	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: May 7, 2009	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10.1*	Addendum to Employment Letter with Thomas F. Anderson, dated March 23, 2009
10.2*	Form of Cash-Based Award Agreement
10.3*	First Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of March 16, 2009, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc.
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report