Form 10-Q
period 2009-06-30
WYNDHAM WORLDWIDE CORP
filed 2009-08-07
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the issuer’s common stock was 178,615,494 shares as of July 31, 2009.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of June 30, 2009, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, the related consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, and the related consolidated statement of stockholders’ equity for the six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rentals, and vacation ownership businesses of Cendant. Included in Notes 22 and 23 to the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 23 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 7 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 2 and 14 to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 6, 2009

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues
Service fees and membership	$397	$424	$797	$876
Vacation ownership interest sales	242	414	482	708
Franchise fees	117	136	216	249
Consumer financing	109	104	217	203
Other	55	54	109	108

Net revenues	920	1,132	1,821	2,144

Expenses
Operating	394	438	767	845
Cost of vacation ownership interests	33	80	82	140
Consumer financing interest	35	27	67	60
Marketing and reservation	137	218	275	427
General and administrative	122	152	258	298
Asset impairments	—	—	—	28
Restructuring costs	3	—	46	—
Depreciation and amortization	45	46	88	90

Total expenses	769	961	1,583	1,888

Operating income	151	171	238	256
Other income, net	—	(4)	(3)	(5)
Interest expense	26	18	45	37
Interest income	(2)	(3)	(4)	(5)

Income before income taxes	127	160	200	229
Provision for income taxes	56	62	84	89

Net income	$71	$98	$116	$140

Earnings per share
Basic	$0.40	$0.55	$0.65	$0.79
Diluted	0.39	0.55	0.64	0.79

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$174	$136
Trade receivables, net	400	460
Vacation ownership contract receivables, net	288	291
Inventory	391	414
Prepaid expenses	152	151
Deferred income taxes	102	148
Other current assets	295	314

Total current assets	1,802	1,914

Long-term vacation ownership contract receivables, net	2,833	2,963
Non-current inventory	906	905
Property and equipment, net	1,018	1,038
Goodwill	1,382	1,353
Trademarks, net	660	661
Franchise agreements and other intangibles, net	404	416
Other non-current assets	374	323

Total assets	$9,379	$9,573

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$288	$294
Current portion of long-term debt	169	169
Accounts payable	373	316
Deferred income	579	672
Due to former Parent and subsidiaries	77	80
Accrued expenses and other current liabilities	532	638

Total current liabilities	2,018	2,169

Long-term securitized vacation ownership debt	1,342	1,516
Long-term debt	1,759	1,815
Deferred income taxes	1,005	966
Deferred income	292	311
Due to former Parent and subsidiaries	264	265
Other non-current liabilities	189	189

Total liabilities	6,869	7,231

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 205,751,177 in 2009 and 204,645,505 shares in 2008	2	2
Additional paid-in capital	3,715	3,690
Accumulated deficit	(477)	(578)
Accumulated other comprehensive income	140	98
Treasury stock, at cost—27,284,823 shares in 2009 and 2008	(870)	(870)

Total stockholders’ equity	2,510	2,342

Total liabilities and stockholders’ equity	$9,379	$9,573

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating Activities
Net income	$116	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	90
Provision for loan losses	229	195
Deferred income taxes	51	60
Stock-based compensation	18	17
Asset impairments	—	28
Non-cash interest	18	4
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	91	(4)
Vacation ownership contract receivables	(51)	(370)
Inventory	(25)	(71)
Prepaid expenses	—	(20)
Other current assets	21	(30)
Accounts payable, accrued expenses and other current liabilities	(4)	(1)
Due to former Parent and subsidiaries, net	(5)	(6)
Deferred income	(126)	175
Other, net	38	(9)

Net cash provided by operating activities	459	198

Investing Activities
Property and equipment additions	(87)	(86)
Equity investments and development advances	(4)	(10)
Proceeds from asset sales	3	6
(Increase)/decrease in securitization restricted cash	7	(75)
(Increase)/decrease in escrow deposit restricted cash	4	(23)
Other, net	1	—

Net cash used in investing activities	(76)	(188)

Financing Activities
Proceeds from securitized borrowings	628	1,248
Principal payments on securitized borrowings	(809)	(1,248)
Proceeds from non-securitized borrowings	668	870
Principal payments on non-securitized borrowings	(1,248)	(812)
Proceeds from note issuance	460	—
Purchase of call options	(42)	—
Proceeds from issuance of warrants	11	—
Dividends to shareholders	(15)	(14)
Repurchase of common stock	—	(15)
Proceeds from stock option exercises	—	5
Debt issuance costs	(11)	(8)
Other, net	2	(6)

Net cash provided by/(used in) financing activities	(356)	20

Effect of changes in exchange rates on cash and cash equivalents	11	—

Net increase in cash and cash equivalents	38	30
Cash and cash equivalents, beginning of period	136	210

Cash and cash equivalents, end of period	$174	$240

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at January 1, 2009	205	$2	$3,690	$(578)	$98	(27)	$(870)	$2,342
Comprehensive income
Net income	—	—	—	116	—	—	—
Currency translation adjustment, net of tax of $32	—	—	—	—	29	—	—
Unrealized gains on cash flow hedges, net of tax of $8	—	—	—	—	13	—	—
Total comprehensive income								158
Issuance of warrants	—	—	11	—	—	—	—	11
Issuance of shares for vesting of restricted stock units	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	18	—	—	—	—	18
Change in excess tax benefit on equity awards	—	—	(4)	—	—	—	—	(4)
Payment of dividends	—	—	—	(15)	—	—	—	(15)

Balance at June 30, 2009	206	$2	$3,715	$(477)	$140	(27)	$(870)	$2,510

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2008 Consolidated and Combined Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 27, 2009.

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the six months ended June 30, 2009, the Company recorded $1 million of net earnings from such investments in other income, net on the Consolidated Statements of Income. During the three and six months ended June 30, 2008, such amounts were $1 million and $2 million, respectively.

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

Quoted market prices for the Company’s reporting units are not available; therefore, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. In performing its impairment analysis, the Company develops its estimated fair values for its reporting units using a combination of the discounted cash flow methodology and the market multiple methodology. The Company uses the discounted cash flow methodology to establish fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The Company uses the market multiple methodology to estimate the terminal value of each reporting unit by comparing such reporting unit to other publicly traded companies that are similar from an operational and economic standpoint.

Based on the results of the Company’s impairment evaluation performed during the fourth quarter of 2008, the Company recorded a non-cash charge of $1,342 million for the impairment of goodwill at its vacation ownership reporting unit, where all of the goodwill previously recorded was determined to be impaired. The aggregate carrying values of the Company’s goodwill and other indefinite-lived intangible assets were $1,382 million and $660 million, respectively, as of June 30, 2009 and $1,353 million and $660 million, respectively, as of December 31, 2008. As of June 30, 2009, the Company’s goodwill is allocated between its lodging ($295 million) and vacation exchange and rentals ($1,087 million) reporting units and other indefinite-lived intangible assets are allocated between its lodging ($587 million) and vacation exchange and rentals ($73 million) reporting units. The Company continues to monitor the goodwill recorded at its lodging and vacation exchange and rentals reporting units for indicators of impairment. If economic conditions were to deteriorate significantly, or other important assumptions such as estimates of terminal value were to change significantly, the Company may be required to record an impairment of the goodwill balance at its lodging and vacation exchange and rentals reporting units.

Allowance for Loan Losses.  In the Company’s vacation ownership segment, the Company provides for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses as a reduction of vacation ownership interest sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectibility of the Company’s contract receivables.

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts.

Securitizations:  In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report, which details how much cash should be remitted to the noteholders for principal and interest payments, is prepared by the Company and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds cash based on an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited into the reserve account. Such amounts were $148 million and $155 million as of June 30, 2009 and December 31, 2008, respectively, of which $76 million and $80 million were recorded within other current assets as of June 30, 2009 and December 31, 2008, respectively, and $72 million and $75 million were recorded within other non-current assets as of June 30, 2009 and December 31, 2008, respectively, on the Consolidated Balance Sheets.

Escrow Deposits:  Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $25 million and $30 million as of June 30, 2009 and December 31, 2008, respectively, of which $25 million and $28 million were recorded within other current assets as of June 30, 2009 and December 31, 2008, respectively, and $2 million was recorded within other non-current assets as of December 31, 2008, on the Consolidated Balance Sheets.

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

Disclosure about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.  In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, as required. See Note 8—Derivative Instruments and Hedging Activities for a detailed explanation of the impact of the adoption.

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

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after January 1, 2009. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption of this standard.

Determining Fair Value Under Market Activity Decline.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The FSP is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the FSP as of June 30, 2009, as required, and there was no material impact on the Company’s Consolidated Financial Statements.

Recognition and Presentation of Other-Than-Temporary Impairments.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The FSP is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the FSP as of June 30, 2009, as required, and there was no material impact on the Company’s Consolidated Financial Statements.

Disclosures About Fair Value of Financial Instruments.  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Disclosures About Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The FSP is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the FSP as of June 30, 2009, as required, and there was no material impact on the Company’s Consolidated Financial Statements.

Subsequent Events.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of June 30, 2009, as required (see Note 16—Subsequent Events).

Accounting for Transfers of Financial Assets.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for interim or annual reporting periods ending after November 15, 2009. The Company will adopt SFAS No. 166 on January 1, 2010, as required. The Company has preliminarily evaluated the impact of adoption on its Consolidated Financial Statements and believes such impact will not be material.

Amendments to FASB Interpretation No. 46(R).  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for interim or annual reporting periods ending after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010, as required. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its Consolidated Financial Statements.

Codification.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will be considered the source of authoritative, nongovernmental GAAP. All other accounting literature not included in the Codification will be considered nonauthoritative. This standard is effective for interim and annual reporting periods ending after September 15, 2009. The Company will use the new guidelines and codification system prescribed by SFAS No. 168 when referring to GAAP beginning the quarterly period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s Consolidated Financial Statements, except with respect to disclosures and references to specific GAAP guidance therein.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$71	$98	$116	$140

Basic weighted average shares outstanding	179	177	178	177
Stock options and restricted stock units	3	1	2	1

Diluted weighted average shares outstanding	182	178	180	178

Earnings per share:
Basic	$0.40	$0.55	$0.65	0.79
Diluted	0.39	0.55	0.64	0.79

The computations of diluted earnings per share available to common stockholders do not include approximately 10 million stock options and stock-settled stock appreciation rights (“SSARs”) and warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 6—Long-term Debt and Borrowing Arrangements) for both the three and six months ended June 30, 2009 as the effect of their inclusion would have been anti-dilutive to EPS. During both the three and six months ended June 30, 2008, the amount of anti-dilutive securities included approximately 11 million stock options and SSARs.

        Dividend Payments

During each of the quarterly periods ended March 31 and June 30, 2009 and 2008, the Company paid cash dividends of $0.04 per share ($15 million in the aggregate during the six months ended June 30, 2009 and $14 million in the aggregate during the six months ended June 30, 2008).

3.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,382			$1,353

Trademarks	$660			$660

Amortized Intangible Assets:
Franchise agreements	$630	$288	$342	$630	$278	$352
Trademarks	—	—	—	3	2	1
Other	93	31	62	91	27	64

	$723	$319	$404	$724	$307	$417

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

The changes in the carrying amount of goodwill are as follows:

		Adjustments
	Balance at	to Goodwill				Balance at
	January 1,	Acquired		Foreign		June 30,
	2009	During 2008		Exchange		2009

Lodging	$297	$(2	) (a)	$—		$295
Vacation Exchange and Rentals	1,056	—		31	(b)	1,087

Total Company	$1,353	$(2)		$31		$1,382

(a)	Related to the acquisition of U.S. Franchise Systems, Inc. (July 2008).
(b)	Relates to foreign exchange translation adjustments.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Franchise agreements	$5	$4	$10	$9
Trademarks	—	1	1	1
Other	2	2	3	4

Total (*)	$7	$7	$14	$14

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2009, the Company expects related amortization expense as follows:

Amount

Remainder of 2009	$14
2010	26
2011	26
2012	25
2013	23
2014	23

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30,	December 31,
	2009	2008

Current vacation ownership contract receivables:
Securitized	$254	$253
Non-securitized	41	49
Secured (*)	27	23

	322	325
Less: Allowance for loan losses	(34)	(34)

Current vacation ownership contract receivables, net	$288	$291

Long-term vacation ownership contract receivables:
Securitized	$2,483	$2,495
Non-securitized	490	641
Secured (*)	199	176

	3,172	3,312
Less: Allowance for loan losses	(339)	(349)

Long-term vacation ownership contract receivables, net	$2,833	$2,963

(*)	Such receivables collateralize the Company’s secured, revolving foreign credit facility (see Note 6 — Long-Term Debt and Borrowing Arrangements).

During the three and six months ended June 30, 2009, the Company’s securitized vacation ownership contract receivables generated interest income of $81 million and $163 million, respectively. During the three and six months ended June 30, 2008, such amounts were $78 million and $157 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the six months ended June 30, 2009 and 2008, the Company originated vacation ownership contract receivables of $443 million and $795 million, respectively, and received principal collections of $392 million and $425 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.8% and 12.7% as of June 30, 2009 and December 31, 2008, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2009	$(383)
Provision for loan losses	(229)
Contract receivables written-off	239

Allowance for loan losses as of June 30, 2009	$(373)

In accordance with SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67,” the Company recorded the provision for loan losses of $122 million and $229 million as a reduction of net revenues during the three and six months ended June 30, 2009, respectively, and $113 million and $195 million during the three and six months ended June 30, 2008, respectively.

5.	Inventory

Inventory consisted of:

	June 30,	December 31,
	2009	2008

Land held for VOI development	$118	$141
VOI construction in process	325	417
Completed inventory and vacation credits (*)	854	761

Total inventory	1,297	1,319
Less: Current portion	391	414

Non-current inventory	$906	$905

(*)	Includes estimated recoveries of $161 million and $156 million at June 30, 2009 and December 31, 2008, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	June 30,	December 31,
	2009	2008

Securitized vacation ownership debt:
Term notes	$1,290	$1,252
Previous bank conduit facility (a)	209	417
2008 bank conduit facility (b)	131	141

Total securitized vacation ownership debt	1,630	1,810
Less: Current portion of securitized vacation ownership debt	288	294

Long-term securitized vacation ownership debt	$1,342	$1,516

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	30	576
9.875% senior unsecured notes (due May 2014) (e)	237	—
3.50% convertible notes (due May 2012) (f)	253	—
Vacation ownership bank borrowings (g)	154	159
Vacation rentals capital leases	135	139
Other	22	13

Total long-term debt	1,928	1,984
Less: Current portion of long-term debt	169	169

Long-term debt	$1,759	$1,815

(a)	Represents the outstanding balance of the Company’s previous bank conduit facility that ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years.
(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of June 30, 2009, the total available capacity of the facility was $653 million.
(c)	The balance at June 30, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.
(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of June 30, 2009, the Company had $29 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $841 million.
(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance at June 30, 2009 represents $250 million aggregate principal less $13 million of unamortized discount.

(f)	Represents cash convertible notes issued by the Company during May 2009. Such balance includes $184 million of debt ($230 million aggregate principal less $46 million of unamortized discount) and a liability with a fair value of $69 million related to a bifurcated conversion feature.

(g)	Represents a 364-day, AUD 193 million, secured, revolving foreign credit facility, which closed during June 2009 and expires in June 2010.

        2009 Debt Issuances

Special Asset Facility 2009-A, LLC.  On March 13, 2009, the Company closed a term securitization transaction, Special Asset Facility 2009-A, LLC, involving the issuance of $46 million of investment grade asset-backed notes which are secured by vacation ownership contract receivables. These borrowings bear interest at a coupon rate of 9.0% and were issued at a price of 95% of par.

9.875% Senior Unsecured Notes.  On May 18, 2009, the Company issued senior unsecured notes, with face value of $250 million and bearing interest at a rate of 9.875%, for net proceeds of $236 million. Interest began accruing on May 18, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The notes will mature on May 1, 2014 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

3.50% Convertible Notes.  On May 19, 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and bifurcated such conversion feature from the Convertible Notes for accounting purposes (“Bifurcated Conversion Feature”). The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% will be recognized by the Company primarily resulting from the accretion of the discounted carrying value of the

Convertible Notes to their face amount over the term of the Convertible Notes. As such, the effective interest rate over the life of the Convertible Notes is approximately 10.7%. Interest began accruing on May 19, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The Convertible Notes will mature on May 1, 2012. Holders may convert their notes to cash subject to (i) certain conversion provisions determined by the market price of the Company’s common stock, (ii) specified distributions to common shareholders, (iii) a fundamental change (as defined below) and (iv) certain time periods specified in the purchase agreement. The Convertible Notes have an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of the Company’s common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances.

On May 19, 2009, concurrent with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant transactions with certain counterparties. The Company paid $42 million to purchase cash-settled call options (“Call Options”) that are expected to reduce the Company’s exposure to potential cash payments required to be made by the Company upon the cash conversion of the Convertible Notes. Concurrent with the purchase of the Call Options, the Company received $11 million of proceeds from the issuance of warrants to purchase shares of the Company’s common stock.

If the market price per share of the Company’s common stock at the time of cash conversion of any Convertible Notes is above the strike price of the Call Options (which strike price is the same as the equivalent initial conversion price of the Convertible Notes of approximately $12.73 per share of the Company’s common stock), such Call Options will entitle the Company to receive from the counterparties in the aggregate the same amount of cash as it would be required to issue to the holder of the cash converted notes in excess of the principal amount thereof.

Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 18 million shares of the Company’s common stock. The warrants have an exercise price of $20.16 (which represents a premium of approximately 90% over the Company’s closing price per share on May 13, 2009 of $10.61) and are expected to be net share settled, meaning that the Company will issue a number of shares per warrant corresponding to the difference between the Company’s share price at each warrant expiration date and the exercise price of the warrant. The warrants may not be exercised prior to the maturity of the Convertible Notes.

The purchase of Call Options and the sale of warrants are separate contracts entered into by the Company, are not part of the Convertible Notes and do not affect the rights of holders under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased Call Options or the sold warrants. The Call Options meet the definition of derivatives under SFAS No. 133. As such, the instruments are marked to market each period. In addition, the derivative liability associated with the Bifurcated Conversion Feature is also marked to market each period. At June 30, 2009, the $253 million Convertible Notes consist of $184 million of debt ($230 million face amount, net of $46 million of unamortized discount) and a derivative liability with a fair value of $69 million related to the Bifurcated Conversion Feature. The Call Options are derivative assets recorded at their fair value of $69 million within other non-current assets in the Consolidated Balance Sheet at June 30, 2009. The warrants meet the definition of derivatives under SFAS No. 133; however, because these instruments have been determined to be indexed to the Company’s own stock, their issuance has been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet and is not subject to the fair value provisions of SFAS No. 133.

Sierra Timeshare 2009-1 Receivables Funding, LLC.  On May 28, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-1 Receivables Funding, LLC, in the initial principal amount of $225 million. These borrowings bear interest at a coupon rate of 9.8% and are secured by vacation ownership contract receivables. As of June 30, 2009, the Company has $209 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-B Receivables Funding, LLC.  On June 1, 2009, the Company closed a term securitization transaction, Sierra Timeshare 2009-B Receivables Funding, LLC, in the initial principal amount of $50 million. These borrowings bear interest at a coupon rate of 9.0% and are secured by vacation ownership contract receivables. As of June 30, 2009, the Company had $46 million of outstanding borrowings under these term notes.

Vacation Ownership Bank Borrowings.  On June 24, 2009, the Company closed on a 364-day, AUD 193 million, secured, revolving foreign credit facility with a term through June 2010. This facility is used to support the Company’s vacation ownership operations in the South Pacific and bears interest at Australian BBSY plus a spread. This facility replaces a previous secured revolving foreign credit facility, which expired during June 2009. The AUD 193 million facility with an advance rate for new borrowings of approximately 70%. These secured borrowings are collateralized by $226 million of underlying gross vacation ownership contract receivables as of June 30, 2009.

The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations. See Note 16—Subsequent Events for more information related to this facility.

        Covenants

The revolving credit facility and unsecured term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.5 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement and Note 13—Segment Information) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2009, the Company’s interest coverage ratio was 25.3 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2009, the Company’s leverage ratio was 2.1 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes and 9.875% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The Convertible Notes do not contain affirmative or negative covenants; however, the limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets and the events of default for the Company’s senior unsecured notes are applicable to such notes. Holders of the Convertible Notes have the right to require the Company to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if the Company’s common stock is no longer listed on a national securities exchange.

The vacation ownership secured bank facility contains covenants including a consumer loan coverage ratio that requires that the aggregate principal amount of consumer loans that are current on payments must exceed 75% of the aggregate principal amount of all consumer loans in the applicable loan portfolio. If the aggregate principal amount of current consumer loans falls below this threshold, the Company must pay the bank syndicate cash to cover the shortfall. This ratio is also used to set the advance rate under the facility. The facility contains other typical restrictions and covenants including limitations on mergers, partnerships and certain asset sales.

As of June 30, 2009, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s non-recourse, securitized note borrowings contains various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of June 30, 2009, all of the Company’s securitized pools were in compliance with applicable triggers.

        Maturities and Capacity

The Company’s outstanding debt as of June 30, 2009 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other	Total

Within 1 year	$288	$169	$457
Between 1 and 2 years	416	24	440
Between 2 and 3 years	177	595	772
Between 3 and 4 years	192	11	203
Between 4 and 5 years	205	248	453
Thereafter	352	881	1,233

	$1,630	$1,928	$3,558

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2009 available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,290	$1,290	$—
Previous bank conduit facility	209	209	—
2008 bank conduit facility	784	131	653

Total securitized vacation ownership debt (a)	$2,283	$1,630	$653

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	30	870
9.875% senior unsecured notes (due May 2014)	237	237	—
3.50% convertible notes (due May 2012)	253	253	—
Vacation ownership bank borrowings (c)	155	154	1
Vacation rentals capital leases (d)	135	135	—
Other	22	22	—

Total long-term debt	$2,799	$1,928	871

Less: Issuance of letters of credit (b)			29

			$842

(a)	These outstanding borrowings are collateralized by $2,916 million of underlying gross vacation ownership contract receivables and securitization restricted cash. The capacity of the Company’s 2008 bank conduit facility of $943 million is reduced by $159 million of borrowings on the Company’s previous bank conduit facility. Such amount will be available as capacity for the Company’s 2008 bank conduit facility as the outstanding balance on the Company’s previous bank conduit facility amortizes in accordance with its terms, which is expected to be approximately two years. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.
(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of June 30, 2009, the available capacity of $870 million was further reduced by $29 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $226 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

        Interest Expense

Cash paid related to consumer financing interest expense was $55 million and $56 million during the six months ended June 30, 2009 and 2008, respectively.

Interest expense incurred in connection with the Company’s other debt was $28 million and $50 million during the three and six months ended June 30, 2009, respectively, and $24 million and $47 million during the three and six months ended June 30, 2008, respectively, and is recorded within interest expense on the Consolidated Statements of

Income. Cash paid related to such interest expense was $44 million and $51 million during the six months ended June 30, 2009 and 2008, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $2 million and $5 million during the three and six months ended June 30, 2009, respectively, and $6 million and $10 million during the three and six months ended June 30, 2008, respectively.

7.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	June 30,	Inputs	Inputs
	2009	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$94	$25	$69
Securities available-for-sale (b)	5	—	5

Total assets	$99	$25	$74

Liabilities:
Derivative instruments (c)	$(133)	$(64)	$(69)

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.
(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities, other non-current liabilities and long-term debt on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 8—Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2009:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance at January 1, 2009	$—	$—	$5
Issuance of Convertible Notes	42	(42)	—
Change in fair value	27	(27)	—

Balance at June 30, 2009	$69	$(69)	$5

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts and estimated fair values of all other financial instruments are as follows:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$3,121	$2,871	$3,254	$2,666
Debt
Total debt (a)	3,558	3,158	3,794	2,759
Derivatives
Foreign exchange forwards (b)
Assets	20	20	10	10
Liabilities	(10)	(10)	(11)	(11)
Interest rate swaps and caps (c)
Assets	5	5	2	2
Liabilities	(54)	(54)	(76)	(76)
Convertible Notes related Call Options
Assets	69	69	—	—

(a)	As of June 30, 2009, includes the Bifurcated Conversion Feature liability with a carrying amount and estimated fair value of $69 million.
(b)	Instruments are in a net gain position as of June 30, 2009 and a net loss position as of December 31, 2008.
(c)	Instruments are in net loss positions as of June 30, 2009 and December 31, 2008.

8.	Derivative Instruments and Hedging Activities

        Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of these forward contracts was not material to the Company’s results of operations, financial position or cash flows during the three and six months ended June 30, 2009, respectively, and during the three and six months ended June 30, 2008, respectively. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and six months ended June 30, 2009 and 2008, was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

        Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax gain of $14 million and $28 million during the three months ended June 30, 2009 and 2008, respectively, and a net pre-tax gain of $20 million and $2 million during the six months ended June 30, 2009 and 2008, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during the three and six months ended June 30, 2009 and 2008, respectively. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The freestanding derivatives had an immaterial impact on the Company’s results of operations, financial position and cash flows during the three and six months ended June 30, 2009 and 2008, respectively.

The following table summarizes information regarding the Company’s derivative instruments as of June 30, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$46

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$10
Foreign exchange contracts	Other current assets	20	Accrued exp & other current liabs.	10
Convertible Notes related
Call Options (*)	Other non-current assets	69		—
Bifurcated Conversion Feature (*)		—	Long-term debt	69

Total derivatives not designated as hedging instruments		$94		$89

(*)	See Note 6—Long-term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2008:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$66

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$2	Other non-current liabilities	$10
Foreign exchange contracts	Other current assets	10	Accrued exp & other current liabs.	11

Total derivatives not designated as hedging instruments		$12		$21

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. During the first quarter of 2007, the Internal Revenue Service (“IRS”) opened an examination for Cendant Corporation’s (“Cendant” or “former Parent”) taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns.

The Company made cash income tax payments, net of refunds, of $29 million and $44 million during the six months ended June 30, 2009 and 2008, respectively. Such payments exclude income tax related payments made to former Parent.

10.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business. See Part II, Item 1, “Legal Proceedings” for a description of claims and legal actions arising in the ordinary course of the Company’s business. See also Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Company’s separation from its former Parent (“Separation”).

The Company believes that it has adequately accrued for such matters with reserves of $11 million at June 30, 2009. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

11.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2009, net of tax benefit of $72	$141	$(45)	$2	$98
Current period change	29	13	—	42

Balance, June 30, 2009, net of tax benefit of $32	$170	$(32)	$2	$140

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2009, 11.5 million shares remained available.

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2009 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2009	4.1		$25.34	1.7		$27.40
Granted	6.4	(b)	3.81	0.5	(b)	3.69
Vested/exercised	(1.0)		28.22	—		—
Canceled	(0.8)		21.94	—		—

Balance at June 30, 2009 (a)	8.7	(c)	9.50	2.2	(d)	22.04

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $79 million as of June 30, 2009 which is expected to be recognized over a weighted average period of 2.3 years.
(b)	Primarily represents awards granted by the Company on February 27, 2009.
(c)	Approximately 7.8 million RSUs outstanding at June 30, 2009 are expected to vest over time.
(d)	Approximately 830,000 of the 2.2 million SSARs were exercisable at June 30, 2009. The Company assumes that a majority of the unvested SSARs are expected to vest over time. SSARs outstanding at June 30, 2009 had an intrinsic value of $4.9 million and have a weighted average remaining contractual life of 4.8 years.

On February 27, 2009, the Company approved its annual grant of incentive equity awards totaling $24 million to the Company’s key employees and senior officers in the form of RSUs and SSARs. Such awards will vest ratably over a period of three years. On May 12, 2009, the Company approved a grant of incentive equity awards totaling $1 million to the Company’s newly hired key employees and senior officers in the form of RSUs. A portion of such awards will vest over a period of three years and the remaining portion will vest ratably over a period of four years.

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

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $11 million and $18 million during the three and six months ended June 30, 2009, respectively, and $10 million and $17 million during the three and six months ended June 30, 2008, respectively, related to the incentive equity awards granted by the Company. As of January 1, 2009, the

Company had a $4 million pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”). During March 2009, the Company utilized its APIC Pool related to the vesting of RSUs, which reduced the balance to $0. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs. As a result, the Company recognized less than $1 million of a net tax detriment and $3 million of a net tax benefit during the three and six months ended June 30, 2009, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. The tax benefits were $4 million and $7 million during the three and six months ended June 30, 2008, respectively.

        Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of June 30, 2009, there were no converted RSUs outstanding.

The activity related to the converted stock options for the three months ended June 30, 2009 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2009	11.2	$35.08
Exercised (a)	—	—
Canceled	(2.5)	37.57

Balance at June 30, 2009 (b)	8.7	34.38

(a)	Stock options exercised during the six months ended June 30, 2009 and 2008 had an intrinsic value of zero and $600,000, respectively.
(b)	As of June 30, 2009, the Company had zero outstanding “in the money” stock options and, as such, the intrinsic value was zero. All 8.7 million options were exercisable as of June 30, 2009. Options outstanding and exercisable as of June 30, 2009 have a weighted average remaining contractual life of 1.7 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of June 30, 2009:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.4	$19.77
$20.00 – $29.99	0.9	27.56
$30.00 – $39.99	1.1	37.23
$40.00 & above	4.3	43.28

Total Options	8.7	34.38

13.	Segment Information

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

	Three Months Ended June 30,
	2009		2008
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA

Lodging	$174	$50	$200	$62
Vacation Exchange and Rentals	280	56	314	54
Vacation Ownership	467	107	621	112

Total Reportable Segments	921	213	1,135	228
Corporate and Other (a)(b)	(1)	(17)	(3)	(7)

Total Company	$920	196	$1,132	221

Depreciation and amortization		45		46
Interest expense		26		18
Interest income		(2)		(3)

Income before income taxes		$127		$160

(a)	Includes the elimination of transactions between segments.
(b)	Includes $7 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the three months ended June 30, 2008 and $19 million and $15 million of corporate costs during the three months ended June 30, 2009 and 2008, respectively.
(c)	Includes restructuring costs of $2 million and $1 million for Vacation Exchange and Rentals and Vacation Ownership, respectively, during the three months ended June 30, 2009.

The reconciliation of EBITDA to income before income taxes is noted below:

	Six Months Ended June 30,
	2009		2008
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA

Lodging	$328	$85	$370	$108
Vacation Exchange and Rentals	566	132	654	147
Vacation Ownership	929	151	1,124	120 (d)

Total Reportable Segments	1,823	368	2,148	375
Corporate and Other (a)(b)	(2)	(39)	(4)	(24)

Total Company	$1,821	329	$2,144	351

Depreciation and amortization		88		90
Interest expense		45		37
Interest income		(4)		(5)

Income before income taxes		$200		$229

(a)	Includes the elimination of transactions between segments.
(b)	Includes $3 million of a net expense and $4 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets and $36 million and $28 million of corporate costs during the six months ended June 30, 2009 and 2008, respectively.
(c)	Includes restructuring costs of $3 million, $6 million, $36 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate, respectively.
(d)	Includes an impairment charge of $28 million due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand.

14.	Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, the Company recorded $3 million of incremental restructuring costs at its vacation exchange and rentals and vacation ownership businesses during the three months ended June 30, 2009, primarily related to a reduction of 70 employees (approximately 40 of whom were terminated as of June 30, 2009), all of which was, or is expected to be, paid in cash. During the six months ended June 30, 2009, the Company recorded $46 million of incremental restructuring costs and reduced its liability with $36 million in cash payments and $15 million of other non-cash items. The remaining liability of $35 million is expected to be paid in cash; $9 million of personnel-related by June 2010 and $26 million of primarily facility-related by September 2017.

Total restructuring costs by segment for the six months ended June 30, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	20	14	1	36
Corporate	1	—	—	—	1

Total	$10	$21	$14	$1	$46

(a)	Represents severance benefits resulting from reductions of approximately 390 in staff. The Company formally communicated the termination of employment to substantially all 390 employees, representing a wide range of employee groups. As of June 30, 2009, the Company had terminated approximately 250 of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of				Liability as of
	January 1,	Costs	Cash	Other	June 30,
	2009	Recognized	Payments	Non-cash	2009

Personnel-Related	$27	$10	$(28)	$—	$9
Facility-Related	13	21	(8)	(1)	25
Asset Impairments	—	14	—	(14)	—
Contract Terminations	—	1	—	—	1

	$40	$46	$(36)	$(15)	$35

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $343 million at both June 30, 2009 and December 31, 2008. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

The $343 million of Separation related liabilities is comprised of $40 million for litigation matters, $271 million for tax liabilities, $24 million for liabilities of previously sold businesses of Cendant, $6 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation. In connection with these liabilities, $77 million are recorded in current due to former Parent and subsidiaries and $264 million are recorded in long-term due to former Parent and subsidiaries at June 30, 2009 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to the FIN 45 guarantees is recorded in other current liabilities at June 30, 2009 on the Consolidated Balance Sheet. In addition, at June 30, 2009, the Company has $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million at December 31, 2008.

Following is a discussion of the liabilities on which the Company issued guarantees. See Management’s Discussion and Analysis—Contractual Obligations for the timing of payments related to these liabilities.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which the Company retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, the Company increased its contingent litigation accrual for this matter by $1 million to $39 million and Realogy and the Company determined to pay the judgment. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $40 million at June 30, 2009. On July 23, 2009, the Company paid its portion of the aforementioned judgment.

•	Contingent tax liabilities The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. The Company will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, the Company recorded a gross up of its contingent tax liability and has a corresponding deferred tax asset of $32 million as of June 30, 2009. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. During 2007, the Internal Revenue Service opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. As of June 30, 2009, the Company’s accrual for outstanding Cendant contingent tax liabilities was $271 million.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

16.	Subsequent Events

The Company has evaluated subsequent events through August 6, 2009, the date on which the financial statements were issued.

        Secured, Revolving Foreign Credit Facility

On July 7, 2009, an additional bank joined the Company’s 364-day, secured, revolving foreign credit facility which provided an additional AUD 20 million of capacity. This transaction increased the total capacity of such facility to AUD 213 million.

        Dividend Declaration

On July 24, 2009, the Company’s Board of Directors declared a dividend of $0.04 per share payable September 11, 2009 to shareholders of record as of August 27, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this Report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended June 30, 2009 and 2008. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2009	2008	% Change

Lodging (a)
Number of rooms (b)	590,200	551,500	7
RevPAR (c)	$32.38	$38.87	(17)
Royalty, marketing and reservation revenues (in 000s) (d)	$111,030	$127,238	(13)
Vacation Exchange and Rentals
Average number of members (000s) (e)	3,795	3,682	3
Annual dues and exchange revenues per member (f)	$117.59	$128.91	(9)
Vacation rental transactions (in 000s) (g)	324	319	2
Average net price per vacation rental (h)	$422.00	$477.63	(12)
Vacation Ownership
Gross VOI sales (in 000s) (i)	$327,000	$532,000	(39)
Tours (j)	164,000	314,000	(48)
Volume Per Guest (“VPG”) (k)	$1,854	$1,583	17

(a)	Includes Microtel Inns & Suites and Hawthorn Suites hotel brands, which were acquired on July 18, 2008. Therefore, the operating statistics for 2009 are not presented on a comparable basis to the 2008 operating statistics. On a comparable basis (excluding the Microtel Inns & Suites and Hawthorn Suites hotel brands from the 2009 amounts), the number of rooms would have increased 1% and RevPAR and royalty, marketing and reservation revenues would have both declined 17%.

(b)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under the CHI Limited joint venture. The amounts in 2009 and 2008 include 3,549 and 4,367 affiliated rooms, respectively.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(d)	Royalty, marketing and reservation revenues are typically based on a percentage of the gross room revenues of each hotel. Royalty revenue is generally a fee charged to each franchised or managed hotel for the use of one of our trade names, while marketing and reservation revenues are fees that we collect and are contractually obligated to spend to support marketing and reservation activities.

(e)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(f)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, such decrease was 4%.

(g)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(h)	Represents the net revenue generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental would have increased 3%.

(i)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	Represents gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) divided by the number of tours.

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

Our consolidated results are as follows:

	Three Months Ended June 30,
	2009	2008	Change

Net revenues	$920	$1,132	$(212)
Expenses	769	961	(192)

Operating income	151	171	(20)
Other income, net	—	(4)	4
Interest expense	26	18	8
Interest income	(2)	(3)	1

Income before income taxes	127	160	(33)
Provision for income taxes	56	62	(6)

Net income	$71	$98	$(27)

During the second quarter of 2009, our net revenues decreased $212 million (19%) principally due to (i) a $205 million decrease in gross sales of VOIs at our vacation ownership business reflecting the planned reduction in tour flow, partially offset by an increase in VPG; (ii) a $26 million decrease in net revenues in our lodging business primarily due to global RevPAR weakness; (iii) a $16 million decrease in net revenues from rental transactions at our vacation exchange and rentals business due to a decrease in the average net price per rental, including the unfavorable impact of foreign exchange movements; (iv) an $11 million decrease in ancillary revenues at our vacation exchange and rentals business primarily from various sources, which includes the impact from our termination of a low margin travel service contract; (v) a $9 million increase in our provision for loan losses primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed; and (vi) a $7 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including the unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members. Such decreases were partially offset by (i) a net increase of $42 million in the recognition of revenue previously deferred under the percentage-of-completion method of accounting at our vacation ownership business; (ii) $11 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (iii) a $5 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; and (iv) a $5 million increase in ancillary revenues at our vacation ownership business associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales. The net revenue decrease at our vacation exchange and rentals business includes the unfavorable impact of foreign currency translation of $31 million.

Total expenses decreased $192 million (20%) principally reflecting (i) a $79 million decrease in marketing and reservation expenses primarily resulting from the reduced sales pace at our vacation ownership business and lower marketing and related spend at our lodging business; (ii) $75 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration costs as well as cost savings related to organizational realignment initiatives; (iii) $56 million of decreased cost of VOI sales due to the expected decline in VOI sales; (iv) the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $26 million; and (v) $16 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives at our vacation exchange and rentals business. These decreases were partially offset by (i) $20 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory, our trial membership marketing program and sales incentives awarded to owners; (ii) a net increase of $17 million of expenses related to the recognition of revenue previously deferred at our vacation ownership business, as discussed above; (iii) an $8 million increase in consumer financing interest expenses primarily related to a significant increase in interest rates; (iv) the absence of a $7 million net benefit related to the resolution of and adjustment to certain contingent liabilities and assets recorded during the second quarter of 2008; (v) $7 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts; (vi) $4 million of increased corporate expenses primarily related to hedging activity and severance related expenses, partially offset by cost savings initiatives; and (vii) the recognition of $3 million of costs at our vacation exchange and rentals and vacation ownership businesses due to organizational realignment initiatives (see Restructuring Plan for more details).

Other income, net decreased $4 million as a result of the absence of the following items that were recorded during the second quarter of 2008: (i) income associated with the assumption of a lodging-related credit card marketing program obligation by a third party, (ii) net earnings primarily from equity investments and (iii) a gain on the sale of assets. Such amounts are included within our segment EBITDA results. Interest expense increased $8 million quarter over quarter due to an increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see “Financial Obligations”) and a decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $1 million quarter over quarter due to decreased interest earned on invested cash balances as a result of lower rates earned on investments. Our effective tax rate increased from 39% during the second quarter of 2008 to 44% during the second quarter of 2009 primarily due to a $4 million write-off of deferred tax assets that were associated with stock-based compensation, which were in excess of our pool of excess tax benefits available to absorb tax deficiencies. Excluding the tax impact on legacy related matters, we expect our effective tax rate will approximate 39%.

As a result of these items, our net income decreased $27 million (28%) as compared to the second quarter of 2008.

Following is a discussion of the results of each of our reportable segments during the second quarter:

	Net Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change

Lodging	$174	$200	(13)	$50	$62	(19)
Vacation Exchange and Rentals	280	314	(11)	56	54	4
Vacation Ownership	467	621	(25)	107	112	(4)

Total Reportable Segments	921	1,135	(19)	213	228	(7)
Corporate and Other (a)	(1)	(3)	*	(17)	(7)	*

Total Company	$920	$1,132	(19)	196	221	(11)

Less: Depreciation and amortization				45	46
Interest expense				26	18
Interest income				(2)	(3)

Income before income taxes				$127	$160

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $26 million (13%) and $12 million (19%), respectively, during the second quarter of 2009 compared to the second quarter of 2008 primarily reflecting lower royalty, marketing and reservation revenues and a decline in property management reimbursable revenues, partially offset by incremental net revenues generated from the July 2008 acquisition of USFS. In addition, EBITDA reflects lower marketing expenses and decreased expenses primarily related to a decline in property management reimbursable revenues, partially offset by increased expenses resulting from the USFS acquisition and the absence of income associated with the assumption of a credit card marketing program obligation by a third party.

The acquisition of U.S. Franchise Systems, Inc. (“USFS”), which included its Microtel Inns & Suites and Hawthorn Suites brands, contributed incremental net revenues and EBITDA of $6 million and $4 million, respectively. Excluding the impact of this acquisition, net revenues declined $32 million reflecting (i) an $18 million decrease in domestic royalty, marketing and reservation revenues primarily due to a RevPAR decline of 14%, (ii) a $4 million decrease in international royalty, marketing and reservation revenues resulting from a RevPAR decrease of 27%, or 18% excluding the impact of foreign exchange movements, partially offset by a 13% increase in international rooms, (iii) $3 million of lower reimbursable revenues earned by our property management business and (iv) a $7 million net decrease in other revenue. The RevPAR decline was largely driven by industry-wide occupancy declines as well as price reductions. The $3 million of lower reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are entitled to be fully reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in variable labor costs at our managed properties due to lower occupancy, as well as a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by a decrease of $14 million in marketing and related expenses primarily due to lower spend across our brands as a result of a decline in related marketing fees received, as well as the timing of spend. Such decrease was partially offset by the absence of $2 million of income associated with the assumption of a credit card marketing program obligation by a third party.

As of June 30, 2009, we had 7,024 properties and approximately 590,200 rooms in our system. Additionally, our hotel development pipeline included 1,000 hotels and approximately 110,700 rooms, of which 41% were international and 50% were new construction as of June 30, 2009.

Vacation Exchange and Rentals

Net revenues decreased $34 million (11%) and EBITDA increased $2 million (4%) during the second quarter of 2009 compared with the second quarter of 2008. Net revenue and expense decreases include $31 million and $26 million, respectively, of currency impacts from a stronger U.S. dollar compared to other foreign currencies. The decrease in net revenues reflects a $16 million decrease in net revenues from rental transactions and related services, an $11 million decrease in ancillary revenues and a $7 million decrease in annual dues and exchange revenues. EBITDA further includes the net impact of $14 million in cost savings from overhead reductions and benefits related to organizational realignment initiatives, partially offset by $7 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts.

Net revenues generated from rental transactions and related services decreased $16 million (10%) during the second quarter of 2009 compared with the second quarter of 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $7 million (5%) during the second quarter of 2009 driven by a 3% increase in the average net price per rental primarily resulting from premium holiday pricing at our Landal Greenparks business for Easter, which fell during the second quarter of 2009 as compared to the first quarter of 2008. Rental transaction volume increased 2% primarily driven by increased volume at our Landal business, which benefited from enhanced marketing programs and the favorable impact on revenue from the Easter holiday.

Annual dues and exchange revenues decreased $7 million (6%) during the second quarter of 2009 compared with the second quarter of 2008. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues declined $1 million (1%) driven by a 4% decline in revenue generated per member, partially offset by a 3% increase in the average number of members primarily due to the enrollment of approximately 135,000 members at the beginning of 2009 resulting from our Disney Vacation Club affiliation. The decrease in revenue per member was due to lower exchange transactions and subscription fees, partially offset by the impact of higher exchange transaction pricing. We believe that the lower revenue per member reflects: (i) recent heightened economic uncertainty, (ii) lower subscription fees primarily due to member retention programs offered at multiyear discounts and (iii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per member.

A decrease in ancillary revenues of $11 million was driven by (i) $5 million from various sources, which include fees from additional services provided to transacting members, fees from our credit card loyalty program and fees generated from programs with affiliated resorts, (ii) $4 million in travel revenue primarily due to our termination of a low margin travel service contract and (iii) $2 million due to the unfavorable translation effects of foreign exchange movements.

In addition, EBITDA was positively impacted by a decrease in expenses of $36 million (14%) primarily driven by (i) the favorable impact of foreign currency translation on expenses of $26 million and (ii) $16 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives. Such decreases were partially offset by (i) $7 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts and (ii) $2 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Vacation Ownership

Net revenues and EBITDA decreased $154 million (25%) and $5 million (4%), respectively, during the second quarter of 2009 compared with the second quarter of 2008.

During October 2008, in response to an uncertain credit environment, we announced plans to (i) refocus our vacation ownership sales and marketing efforts, which resulted in fewer tours, and (ii) concentrate on consumers with higher credit quality beginning in the fourth quarter of 2008. As a result, operating results for the second quarter of 2009 reflect decreased gross VOI sales, decreased employee-related and marketing expenses, lower cost of VOI sales and the recognition of previously deferred revenue as a result of continued construction of resorts under development.

Gross sales of VOIs at our vacation ownership business decreased $205 million (39%) during the second quarter of 2009, driven principally by a 48% decrease in tour flow, partially offset by an increase of 17% in VPG. Tour flow was negatively impacted by the closure of over 85 sales offices since October 1, 2008 related to our organizational realignment initiatives.

VPG was positively impacted by (i) a favorable tour flow mix resulting from the type of sales offices closed as part of the organizational realignment and (ii) a higher percentage of sales being upgrades to existing owners during the second quarter of 2009 as compared to the second quarter of 2008 as a result of changes in the mix of tours. Our provision for loan losses increased $9 million during the second quarter of 2009 as compared to the second quarter of 2008 primarily related to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such results were partially offset by (i) $11 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) a $5 million increase in ancillary revenues associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. During the second quarter of 2009, we continued construction on resorts where VOI sales were primarily generated during 2008, resulting in the recognition of $37 million of revenue previously deferred under the percentage-of-completion method of accounting compared to $5 million of deferred revenue during the second quarter of 2008. Accordingly, net revenues and EBITDA comparisons were positively impacted by $37 million (including the impact of the provision for loan losses) and $20 million, respectively, as a result of the net increase in the recognition of revenue previously deferred under the percentage-of-completion method of accounting.

Our net revenues comparison was favorably impacted by $5 million and our EBITDA comparison was negatively impacted by $3 million, respectively, during the second quarter of 2009 due to net interest income of $74 million earned on contract receivables during the second quarter of 2009 as compared to $77 million during the second quarter of 2008. Such decrease was primarily due to higher interest costs during the second quarter 2009, partially offset by growth in the portfolio. We incurred interest expense of $35 million on our securitized debt at a weighted average rate of 7.4% during the second quarter of 2009 compared to $27 million at a weighted average rate of 4.9% during the second quarter of 2008. Our net interest income margin decreased from 74% during the second quarter of 2008 to 68% during the second quarter of 2009 due to a 246 basis point increase in interest rates, partially offset by growth in the portfolio, which increased at a slower rate than our debt costs.

In addition, EBITDA was positively impacted by $174 million (36%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $75 million of lower employee-related expenses primarily due to lower sales commission and administration costs as well as cost savings related to organizational realignment initiatives, (ii) $65 million of decreased marketing expenses due to the reduction in our sales pace and (iii) $56 million of decreased cost of VOI sales due to the expected decline in VOI sales. Such decreases were partially offset by (i) $9 million of increased costs associated with maintenance fees on unsold inventory, (ii) $6 million of increased costs related to our trial membership marketing program, (iii) $5 million of increased costs related to sales incentives awarded to owners, (iv) a non-cash charge of $3 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans and (v) $1 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Corporate and Other

Corporate and Other expenses increased $12 million during the second quarter of 2009 compared with the second quarter of 2008. Such increase includes (i) the absence of a $7 million net benefit related to the resolution of and adjustment to certain contingent liabilities and assets recorded during the second quarter of 2008 and (ii) $4 million of increased corporate expenses primarily related to hedging activity and severance related expenses, partially offset by cost savings initiatives.

Other Income, Net

Other income, net decreased $4 million during the three months ended June 30, 2009 as compared to the same period in 2008 as a result of the absence of the following items that were recorded during the second quarter of 2008: (i) $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party, (ii) $1 million of net earnings primarily from equity investments and (iii) a $1 million gain on the sale of assets. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $8 million during the three months ended June 30, 2009 compared with the same period during 2008 as a result of (i) a $4 million increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see “Financial Obligations”) and (ii) a $4 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $1 million during the three months June 30, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of a lower rates earned on investments.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

Our consolidated results are as follows:

	Six Months Ended June 30,
	2009	2008	Change

Net revenues	$1,821	$2,144	$(323)
Expenses	1,583	1,888	(305)

Operating income	238	256	(18)
Other income, net	(3)	(5)	2
Interest expense	45	37	8
Interest income	(4)	(5)	1

Income before income taxes	200	229	(29)
Provision for income taxes	84	89	(5)

Net income	$116	$140	$(24)

During the six months ended June 30, 2009, our net revenues decreased $323 million (15%) principally due to (i) a $383 million decrease in gross sales of VOIs at our vacation ownership businesses reflecting the planned reduction in tour flow, partially offset by an increase in VPG; (ii) a $46 million decrease in net revenues from rental transactions at our vacation exchange and rentals business due to a decrease in the average net price per rental, including the unfavorable impact of foreign exchange movements; (iii) a $42 million decrease in net revenues in our lodging business primarily due to global RevPAR weakness and a decline in reimbursable revenues, partially offset by incremental revenues contributed from the acquisition of USFS; (iv) an increase in our provision for loan losses of $34 million primarily related to a higher estimate of uncollectible receivables as a percentage of VOI sales financed; (v) a $25 million decrease in ancillary revenues at our vacation exchange and rentals business primarily from various sources, which includes the impact from our termination of a low margin travel service contract; and (vi) a $17 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including the unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members. Such decreases were partially offset by (i) a net increase of $191 million in the recognition of revenue previously deferred under the percentage-of-completion method of accounting at our vacation ownership business; (ii) $17 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; (iii) a $14 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio; and (iv) a $7 million increase in ancillary revenues at our vacation ownership business associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales. The net revenue decrease at our vacation exchange and rentals business includes the unfavorable impact of foreign currency translation of $68 million.

Total expenses decreased $305 million (16%) principally reflecting (i) a $147 million decrease in marketing and reservation expenses primarily resulting from the reduced sales pace at our vacation ownership business and lower marketing and related spend at our lodging business; (ii) $127 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration costs and cost savings related to organizational realignment initiatives; (iii) $100 million of decreased cost of VOI sales due to the expected decline in VOI sales; (iv) the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $56 million; (v) $29 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives at our vacation exchange and rentals business; (vi) the absence of a $28 million non-cash impairment charge recorded during the first quarter of 2008 due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; and (vii) $9 million of decreased payroll costs paid on behalf of property owners in our lodging business. These decreases were partially offset by (i) a net increase of $76 million of expenses related to the recognition of revenue previously deferred at our vacation ownership business, as discussed above; (ii) the recognition of $46 million of costs across our businesses due to organizational realignment initiatives (see Restructuring Plan for more details); (iii) $32 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory, our trial membership marketing program and sales incentives awarded to owners; (iv) $12 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts; (v) $8 million of higher corporate costs primarily related to hedging activity and severance related expenses; (vi) a non-cash charge of $8 million at our vacation ownership business to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans; (vii) a $7 million increase in consumer financing interest expenses primarily related to a significant increase in interest rates, partially offset by decreased average borrowings on our securitized debt facilities; and (viii) a $5 million increase in expenses at our lodging business as a result of our acquisition of USFS.

Other income, net decreased $2 million primarily as a result of the absence of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party. Such amounts are included within our segment EBITDA results. Interest expense increased $8 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and an increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see “Financial Obligations”). Interest income decreased $1 million due to decreased interest earned on invested cash balances as a result of lower rates earned on investments. Our effective tax rate increased from 39% during the six months ended June 30, 2008 to 42% during the six months ended June 30, 2009 primarily due to a $4 million write-off of deferred tax assets that were associated with stock based compensation, which were in excess of our pool of excess tax benefits available to absorb tax deficiencies. Excluding the tax impact on legacy related matters, we expect our effective tax rate will approximate 39%.

As a result of these items, our net income decreased $24 million (17%) as compared to the six months ended June 30, 2008.

Following is a discussion of the results of each of our reportable segments during the six months ended June 30, 2009:

	Net Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change

Lodging	$328	$370	(11)	$85	$108	(21)
Vacation Exchange and Rentals	566	654	(13)	132	147	(10)
Vacation Ownership	929	1,124	(17)	151	120	26

Total Reportable Segments	1,823	2,148	(15)	368	375	(2)
Corporate and Other (a)	(2)	(4)	*	(39)	(24)	*

Total Company	$1,821	$2,144	(15)	329	351	(6)

Less: Depreciation and amortization				88	90
Interest expense				45	37
Interest income				(4)	(5)

Income before income taxes				$200	$229

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $42 million (11%) and $23 million (21%), respectively, during the six months ended June 30, 2009 compared to the same period in 2008 primarily reflecting lower royalty, marketing and reservation revenues and a decline in property management reimbursable revenues, partially offset by incremental net revenues generated from the July 2008 acquisition of USFS. In addition, EBITDA reflects lower marketing expenses and decreased expenses primarily related to a decline in property management reimbursable revenues, partially offset by increased expenses resulting from the USFS acquisition and organizational realignment initiatives.

The acquisition of USFS contributed incremental net revenues and EBITDA of $11 million and $6 million, respectively. Excluding the impact of this acquisition, net revenues declined $53 million reflecting (i) a $29 million decrease in domestic royalty, marketing and reservation revenues primarily due to a RevPAR decline of 14%, (ii) $9 million of lower reimbursable revenues earned by our property management business, (iii) a $7 million decrease in international royalty, marketing and reservation revenues resulting from a RevPAR decrease of 23%, or 13% excluding the impact of foreign exchange movements, partially offset by a 13% increase in international rooms and (iv) an $8 million net decrease in other revenue. The RevPAR decline was largely driven by industry-wide occupancy declines as well as price reductions. The $9 million of lower reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are entitled to be fully reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in variable labor costs at our managed properties due to lower occupancy as well as a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by a decrease of $23 million in marketing and related expenses primarily due to lower spend across our brands as a result of a decline in related marketing fees received, as well as the timing of spend. Such decrease was partially offset by (i) $3 million of increased costs associated with ancillary services provided to franchisees, (ii) $3 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details) and (iii) the absence of $2 million of income associated with the assumption of a credit card marketing program obligation by a third party.

Vacation Exchange and Rentals

Net revenues and EBITDA decreased $88 million (13%) and $15 million (10%), respectively, during the six months ended June 30, 2009 compared with the same period during 2008. Net revenue and expense decreases include $68 million and $56 million, respectively, of currency impacts from a stronger U.S. dollar compared to other foreign currencies. The decrease in net revenues reflects a $46 million decrease in net revenues from rental transactions and related services, a $25 million decrease in ancillary revenues and a $17 million decrease in annual dues and exchange revenues. EBITDA further includes the net impact of $23 million in cost savings from overhead reductions and benefits related to organizational realignment initiatives, partially offset by $12 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts.

Net revenues generated from rental transactions and related services decreased $46 million (15%) during the six months ended June 30, 2009 compared with the same period during 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $3 million (1%) during the six months ended June 30, 2009 as rental transaction volume increased 1% primarily driven by increased volume at (i) our U.K. cottage business due to successful marketing and promotional offers as well as increased functionality of its new web platform and (ii) our Landal business, which benefited from enhanced marketing programs. Such favorability was partially offset by lower member rentals, which we believe was a result of members reducing the number of extra vacations primarily due to the downturn in the economy. Average net price per rental remained flat primarily resulting from a change in the mix of various rental offerings, with favorable impacts at our Landal Greenparks and U.K. cottage rental businesses offset by unfavorable impacts by our member rental business.

Annual dues and exchange revenues decreased $17 million (7%) during the six months ended June 30, 2009 compared with the same period during 2008. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues declined $1 million (1%) driven by a 4% decline in revenue generated per member, partially offset by a 4% increase in the average number of members primarily due to the enrollment of approximately 135,000 members at the beginning of 2009 resulting from our Disney Vacation Club affiliation. The decrease in revenue per member was due to lower exchange transactions and subscription fees, partially offset by the impact of higher exchange transaction pricing. We believe that the lower revenue per member reflects: (i) recent heightened economic uncertainty, (ii) lower subscription fees due primarily to member retention programs offered at multiyear discounts and (iii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per member.

A decrease in ancillary revenues of $25 million was driven by (i) $11 million from various sources, which include fees from additional services provided to transacting members, fees from our credit card loyalty program and fees generated from programs with affiliated resorts, (ii) $10 million in travel revenue primarily due to our termination of a low margin travel service contract and (iii) $4 million due to the unfavorable translation effects of foreign exchange movements.

In addition, EBITDA was positively impacted by a decrease in expenses of $73 million (14%) primarily driven by (i) the favorable impact of foreign currency translation on expenses of $56 million, (ii) $29 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives and (iii) $5 million of lower volume-related and employee incentive program expenses. Such decreases were partially offset by (i) $12 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts and (ii) $6 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Vacation Ownership

Net revenues decreased $195 million (17%) while EBITDA increased $31 million (26%) during the six months ended June 30, 2009 compared with the same period during 2008.

During October 2008, in response to an uncertain credit environment, we announced plans to (i) refocus our vacation ownership sales and marketing efforts, which resulted in fewer tours, and (ii) concentrate on consumers with higher credit quality beginning in the fourth quarter of 2008. As a result, operating results for the six months ended June 30, 2009 reflect decreased gross VOI sales, the recognition of previously deferred revenue as a result of continued construction of resorts under development, decreased employee-related and marketing expenses, lower cost of VOI sales and costs related to realignment initiatives.

Gross sales of VOIs at our vacation ownership business decreased $383 million (39%) during the six months ended June 30, 2009, driven principally by a 47% decrease in tour flow, partially offset by an increase of 15% in VPG. Tour flow was negatively impacted by the closure of over 85 sales offices since October 1, 2008 related to our organizational realignment initiatives. VPG was positively impacted by (i) a favorable tour flow mix resulting from the type of sales offices closed as part of the organizational realignment and (ii) a higher percentage of sales being upgrades to existing owners during the six months ended June 30, 2009 as compared to the same period during 2008 as a result of changes in the mix of tours. Our provision for loan losses increased $34 million during the six months ended June 30, 2009 as compared to the same period during 2008 primarily related to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such results were partially offset by (i) $17 million of incremental property management fees primarily as a result of growth in the number of units under management and (ii) a $7 million increase in ancillary revenues associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. During the six months ended June 30, 2009, we continued construction on resorts where VOI sales were primarily generated during 2008, resulting in the recognition of $104 million of revenue previously deferred under the percentage-of-completion method of accounting compared to $87 million of deferred revenue during the same period during 2008. Accordingly, net revenues and EBITDA comparisons were positively impacted by $164 million (including the impact of the provision for loan losses) and $88 million, respectively, as a result of the net increase in the recognition of revenue previously deferred under the percentage-of-completion method of accounting. We anticipate a net benefit of approximately $170 million to $190 million during 2009 from the recognition of previously deferred revenue as construction of these resorts progresses, partially offset by continued sales generated from vacation resorts where construction is still in progress.

Net revenues and EBITDA comparisons were favorably impacted by $14 million and $7 million, respectively, during the six months ended June 30, 2009 due to net interest income of $150 million earned on contract receivables during the six months ended June 30, 2009 as compared to $143 million during the six months ended June 30, 2008. Such increase was primarily due to growth in the portfolio, partially offset by higher interest costs during the six months ended June 30, 2009 as compared to the same period during 2008. We incurred interest expense of $67 million on our securitized debt at a weighted average rate of 7.0% during the six months ended June 30, 2009 compared to $60 million at a weighted average rate of 4.9% during the six months ended June 30, 2008. Our net interest income margin decreased from 70% during the six months ended June 30, 2008 to 69% during the six months ended June 30, 2009 due to a 204 basis point increase in interest rates, partially offset by approximately $380 million of decreased average borrowings on our securitized debt facilities and growth in the portfolio.

In addition, EBITDA was positively impacted by $309 million (32%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from (i) $127 million of lower employee-related expenses primarily due to lower sales commission and administration costs and cost savings related to organizational realignment initiatives, (ii) $124 million of decreased marketing expenses due to the reduction in our sales pace, (iii) $100 million of decreased cost of VOI sales due to the expected decline in VOI sales and (iv) the absence of a $28 million non-cash impairment charge recorded during the first quarter of 2008 due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand. Such decreases were partially offset by (i) $36 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details), (ii) $20 million of increased costs associated with maintenance fees on unsold inventory, (iii) a non-cash charge of $8 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans, (iv) $6 million of increased costs related to our trial membership marketing program and (v) $6 million of increased costs related to sales incentives awarded to owners.

Corporate and Other

Corporate and Other expenses increased $17 million during the six months ended June 30, 2009 compared with the six months ended June 30, 2008. Such increase includes (i) $8 million of increased corporate expenses primarily due to hedging activity and severance related expenses, (ii) the absence of a $4 million net benefit related to the resolution of and adjustment to certain contingent liabilities and assets recorded in 2008, (iii) $3 million of net expense related to the resolution of and adjustment to certain contingent liabilities and assets and (iv) $1 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Other Income, Net

Other income, net decreased $2 million during the six months ended June 30, 2009 as compared to the same period in 2008. Such decrease includes (i) the absence of $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party and (ii) a $1 million decline in net earnings primarily from equity investments, partially offset by $1 million of higher gains associated with the sale of non-strategic assets at our vacation ownership business.

Interest Expense/Interest Income

Interest expense increased $8 million during the six months ended June 30, 2009 compared with the same period during 2008 as a result of (i) $5 million of lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) a $3 million increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see “Financial Obligations”). Interest income decreased $1 million during the six months ended June 30, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, we recorded $3 million and $46 million in incremental restructuring costs during the three and six months ended June 30, 2009, respectively. Such strategic realignment initiatives included:

Lodging

We continued the operational realignment of our lodging business, which began during 2008, to enhance its global franchisee services, promote more efficient channel management to further drive revenue at franchised locations and managed properties and position the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded $3 million in costs during the six months ended June 30, 2009 primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. Such plan resulted in $2 million and $6 million in restructuring costs during the three and six months ended June 30, 2009, respectively.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we have decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced cash flow. Such realignment includes the elimination of certain positions, the termination of leases of certain sales and administrative offices, the termination of development projects and the write-off of assets related to the sales and administrative offices and cancelled development projects. These initiatives resulted in costs of $1 million and $36 million during the three and six months ended June 30, 2009, respectively.

Corporate and Other

We identified opportunities at our corporate business to reduce costs by enhancing organizational efficiency and consolidating and rationalizing existing processes. As a result, we recorded $1 million in restructuring costs during the six months ended June 30, 2009.

Total Company

During the three months ended June 30, 2009, as a result of these strategic realignments, we recorded $3 million of incremental restructuring costs, primarily related to a reduction of 70 employees (approximately 40 of whom were terminated as of June 30, 2009), all of which was, or is expected to be, paid in cash. During the six months ended June 30,

2009, we recorded $46 million of incremental restructuring costs related to such realignments, including a reduction of approximately 390 employees (approximately 250 of whom were terminated as of June 30, 2009), and reduced our liability with $36 million in cash payments and $15 million of other non-cash items. The remaining liability of $35 million is expected to be paid in cash; $9 million of personnel-related by June 2010 and $26 million of primarily facility-related by September 2017. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and anticipate annual net savings from such initiatives of approximately $160 million to $180 million beginning in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	June 30,	December 31,
	2009	2008	Change

Total assets	$9,379	$9,573	$(194)
Total liabilities	6,869	7,231	(362)
Total stockholders’ equity	2,510	2,342	168

Total assets decreased $194 million from December 31, 2008 to June 30, 2009 primarily due to (i) a $155 million decrease in vacation ownership contract receivables, net from decreased VOI sales and inventory resulting from the decline in our level of timeshare development, (ii) a $60 million decrease in trade receivables, net, primarily due to seasonality at our European vacation rental businesses and a decline in ancillary revenues at our vacation ownership business, (iii) a $46 million decline in deferred income taxes primarily attributable to utilization of net operating loss carryforwards, (iv) a $20 million decrease in property and equipment primarily related to the termination of certain property development projects and the write-off of related assets in connection with our organizational realignment initiatives within our vacation ownership business, partially offset by increased leasehold improvements, furniture and fixtures and equipment at corporate primarily related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, (v) a $19 million decrease in other current assets primarily due to the recognition of VOI sales commissions that were previously deferred and a decline in other receivables at our vacation ownership business related to lower revenues from ancillary services, partially offset by increased assets available for sale due to certain vacation ownership properties and related assets that are no longer consistent with our development plans and (vi) a $12 million decrease in franchise agreements and other intangibles, net, primarily related to the amortization of franchise agreements at our lodging business. Such decreases were partially offset by (i) a $51 million increase in other non-current assets primarily due to the call option transactions we entered into concurrent with the sale of the convertible notes, which is discussed in greater detail in “Liquidity and Capital Resources—Financial Obligations”, (ii) an increase of $38 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows” and (iii) a $29 million net increase in goodwill primarily related to the impact of currency translation at our vacation exchange and rentals business.

Total liabilities decreased $362 million primarily due to (i) a $236 million decrease in net borrowings reflecting net changes of $180 million in our securitized vacation ownership debt and $56 million in our other long-term debt related to the reduction of the principal amount outstanding under our revolving credit facility primarily resulting from the utilization of proceeds from our May 2009 debt issuances (see “Financial Obligations”), (ii) a $112 million decrease in deferred income primarily due to the recognition of previously deferred revenues due to the continued construction of VOI resorts, partially offset by deferred revenue from arrival-based bookings within our vacation exchange and rentals business and (iii) a $106 million decrease in accrued expenses and other current liabilities primarily due to the payment of incentive compensation across our businesses and a decrease in accrued restructuring liabilities at our vacation ownership business related to payments made during 2009. Such increases were partially offset by (i) a $57 million increase in accounts payable primarily due to seasonality at our European vacation rental businesses, partially offset by the impact of the reduced sales pace at our vacation ownership business and (ii) a $39 million increase in deferred income taxes primarily attributable to movement in our other comprehensive income.

Total stockholders’ equity increased $168 million due to (i) $116 million of net income generated during the six months ended June 30, 2009, (ii) $29 million of currency translation adjustments, (iii) a change of $18 million in deferred equity compensation, (iv) $13 million of unrealized gains on cash flow hedges and (v) $11 million related to the issuance of warrants to certain counterparties concurrent with the sale of convertible notes on May 19, 2009. Such increases were partially offset by (i) the payment of $15 million in dividends and (ii) a $4 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards.

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

Our 2008 bank conduit facility expires in November 2009. Our goal is to renew this facility for another 364-day term prior to the current expiration date. We are confident in our ability to renew the facility, albeit likely at a modestly reduced size, which is consistent with our decision to reduce vacation ownership interest sales and our projected future funding needs. In the event that we are not able to renew all or part of the current agreement, the facility would no longer operate as a revolving facility and would amortize over approximately 13 months from the expiration.

CASH FLOWS

During the six months ended June 30, 2009 and 2008, we had a net change in cash and cash equivalents of $38 million and $30 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2009	2008	Change

Cash provided by/(used in):
Operating activities	$459	$198	$261
Investing activities	(76)	(188)	112
Financing activities	(356)	20	(376)
Effects of changes in exchange rate on cash and cash equivalents	11	—	11

Net change in cash and cash equivalents	$38	$30	$8

Operating Activities

During the six months ended June 30, 2009, net cash provided by operating activities increased $261 million as compared to the six months ended June 30, 2008, which principally reflects (i) lower originations of our vacation ownership contract receivables due to our previously announced initiative to reduce 2009 VOI sales pace, (ii) lower trade accounts receivables primarily due to lower revenues across our lodging, vacation exchange and rentals, and vacation ownership businesses, (iii) the absence of cash outflow primarily due to the payment of VOI sales commissions that were deferred during the six months ended June 30, 2008, (iv) lower investments in inventory at our vacation ownership and vacation exchange and rentals businesses and (v) an increase in our provision for loan losses due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such increase in cash inflows was partially offset by the absence of cash inflow resulting from VOI sales revenues that were deferred during the six months ended June 30, 2008 under the percentage of completion method of accounting.

Investing Activities

During the six months ended June 30, 2009, net cash used in investing activities decreased $112 million as compared with the six months ended June 30, 2008, which principally reflects (i) a net change of $82 million in cash flows from securitized restricted cash primarily due to lower vacation ownership contract receivable securitizations occurring in 2009 in which cash is required to be set aside for two months, (ii) a net change in cash flows from escrow deposits restricted cash of $27 million primarily due to the absence of the 2008 contractually obligated repairs at one of our VOI resorts and a decrease in escrow amounts resulting from timing differences between our deeding and sales processes for certain VOI sales and (iii) lower development advances of $6 million within our lodging business.

Financing Activities

During the six months ended June 30, 2009, net cash used in financing activities increased $376 million as compared with the six months ended June 30, 2008, which principally reflects (i) $181 million of higher net principal payments related to securitized vacation ownership debt and (ii) $178 million of higher net principal payments related to other borrowings. The proceeds from our May 2009 debt issuances were primarily utilized to reduce the principal amount outstanding under our revolving credit facility. Concurrent with the sale of the convertible notes, we entered into convertible note hedge and warrant transactions with certain counterparties that resulted in a net cash outflow of $31 million. Such net cash outflows were partially offset by the absence of $15 million spend on our stock repurchase program during the six months ended June 30, 2008.

We intend to continue to invest in selected capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals and corporate businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotels as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We spent $87 million on capital expenditures during the six months ended June 30, 2009 including leasehold improvements related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, the improvement of technology and maintenance of technological advantages and routine improvements. During 2009, we anticipate spending approximately $120 million to $130 million on routine capital expenditures and an additional $25 million related to the consolidation of two leased facilities into one for total capital expenditures of $145 million to $155 million. In addition, we spent $103 million relating to vacation ownership development projects during the six months ended June 30, 2009. We believe that our vacation ownership business will have adequate inventory through 2010 and thus we plan to sell the vacation ownership inventory that is currently on our balance sheet and complete vacation ownership projects currently under development. As a result, we anticipate spending approximately $175 million to $225 million on vacation ownership development projects during 2009 and less than $100 million during 2010. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

Other Matters

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. The Board of Directors’ 2007 authorization included increased repurchase capacity for proceeds received from stock option exercises. We have not repurchased any shares since the third quarter of 2008 and, as such, we currently have $155 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Income Taxes.  The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting our tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for us that are materially different than those reflected in our historical income tax provisions and recorded assets and liabilities. The result of an audit or litigation could have a material adverse effect on our income tax provision, net income, and/or cash flows in the period or periods to which such audit or litigation relates.

As discussed below, the IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns.

Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax provisions taken by Cendant for which we would be responsible under the tax sharing agreement. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows, which is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries. At June 30, 2009, we had $271 million of tax liabilities pursuant to the Separation and Distribution Agreement, which are recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during the second half of 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	June 30,	December 31,
	2009	2008

Securitized vacation ownership debt:
Term notes	$1,290	$1,252
Previous bank conduit facility (a)	209	417
2008 bank conduit facility (b)	131	141

Total securitized vacation ownership debt	$1,630	$1,810

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	30	576
9.875% senior unsecured notes (due May 2014) (e)	237	—
3.50% convertible notes (due May 2012) (f)	253	—
Vacation ownership bank borrowings (g)	154	159
Vacation rentals capital leases	135	139
Other	22	13

Total long-term debt	$1,928	$1,984

(a)	Represents the outstanding balance of our previous bank conduit facility that ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years.

(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of June 30, 2009, the total available capacity of the facility was $653 million.

(c)	The balance at June 30, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.

(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of June 30, 2009, we had $29 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $841 million.

(e)	Represents senior unsecured notes we issued during May 2009. The balance at June 30, 2009 represents $250 million aggregate principal less $13 million of unamortized discount.

(f)	Represents cash convertible notes we issued during May 2009. Such balance includes $184 million of debt ($230 million aggregate principal less $46 million of unamortized discount) and a liability with a fair value of $69 million related to a bifurcated conversion feature.

(g)	Represents a 364-day, AUD 193 million, secured, revolving foreign credit facility, which closed during June 2009 and expires in June 2010.

2009 Debt Issuances

Special Asset Facility 2009-A, LLC.  On March 13, 2009, we closed a term securitization transaction, Special Asset Facility 2009-A, LLC, involving the issuance of $46 million of investment grade asset-backed notes which are secured by vacation ownership contract receivables. These borrowings bear interest at a coupon rate of 9.0% and were issued at a price of 95% of par.

9.875% Senior Unsecured Notes.  On May 18, 2009, we issued senior unsecured notes, with face value of $250 million and bearing interest at a rate of 9.875%, for net proceeds of $236 million. Interest began accruing on May 18, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The notes will mature on May 1, 2014 and are redeemable at our option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of our other senior unsecured indebtedness.

3.50% Convertible Notes.  On May 19, 2009, we issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. We accounted for the conversion feature as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and bifurcated such conversion feature from the Convertible Notes for accounting purposes (“Bifurcated Conversion Feature”). The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% will be recognized by us primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. As such, the effective interest rate over the life of the Convertible Notes is approximately 10.7%. Interest began accruing on May 19, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The Convertible Notes will mature on May 1, 2012. Holders may convert their notes to cash subject to

(i) certain conversion provisions determined by the market price of our common stock, (ii) specified distributions to common shareholders, (iii) a fundamental change (as defined below) and (iv) certain time periods specified in the purchase agreement. The Convertible Notes have an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of our common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into our common stock or any other securities under any circumstances.

On May 19, 2009, concurrent with the issuance of the Convertible Notes, we entered into convertible note hedge and warrant transactions with certain counterparties. We paid $42 million to purchase cash-settled call options (“Call Options”) that are expected to reduce our exposure to potential cash payments required to be made by us upon the cash conversion of the Convertible Notes. Concurrent with the purchase of the Call Options, we received $11 million of proceeds from the issuance of warrants to purchase shares of our common stock.

If the market price per share of our common stock at the time of cash conversion of any Convertible Notes is above the strike price of the Call Options (which strike price is the same as the equivalent initial conversion price of the Convertible Notes of approximately $12.73 per share of our common stock), such Call Options will entitle us to receive from the counterparties in the aggregate the same amount of cash as it would be required to issue to the holder of the cash converted notes in excess of the principal amount thereof.

Pursuant to the warrant transactions, we sold to the counterparties warrants to purchase in the aggregate up to approximately 18 million shares of our common stock. The warrants have an exercise price of $20.16 (which represents a premium of approximately 90% over our closing price per share on May 13, 2009 of $10.61) and are expected to be net share settled, meaning that we will issue a number of shares per warrant corresponding to the difference between our share price at each warrant expiration date and the exercise price of the warrant. The warrants may not be exercised prior to the maturity of the Convertible Notes.

The purchase of Call Options and the sale of warrants are separate contracts entered into by us, are not part of the Convertible Notes and do not affect the rights of holders under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased Call Options or the sold warrants. The Call Options meet the definition of derivatives under SFAS No. 133. As such, the instruments are marked to market each period. In addition, the derivative liability associated with the Bifurcated Conversion Feature is also marked to market each period. At June 30, 2009, the $253 million Convertible Notes consist of $184 million of debt ($230 million face amount, net of $46 million of unamortized discount) and a derivative liability with a fair value of $69 million related to the Bifurcated Conversion Feature. The Call Options are derivative assets recorded at their fair value of $69 million within other non-current assets in the Consolidated Balance Sheet at June 30, 2009. The warrants meet the definition of derivatives under SFAS No. 133; however, because these instruments have been determined to be indexed to our own stock, their issuances has been recorded in stockholders’ equity in our Consolidated Balance Sheet and is not subject to the fair value provisions of SFAS No. 133.

Sierra Timeshare 2009-1 Receivables Funding, LLC.  On May 28, 2009, we closed a series of term notes payable, Sierra Timeshare 2009-1 Receivables Funding, LLC, in the initial principal amount of $225 million. These borrowings bear interest at a coupon rate of 9.8% and are secured by vacation ownership contract receivables. As of June 30, 2009, we had $209 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-B Receivables Funding, LLC.  On June 1, 2009, we closed a term securitization transaction, Sierra Timeshare 2009-B Receivables Funding, LLC, in the initial principal amount of $50 million. These borrowings bear interest at a coupon rate of 9.0% and are secured by vacation ownership contract receivables. As of June 30, 2009, we had $46 million of outstanding borrowings under these term notes.

Vacation Ownership Bank Borrowings.  On June 24, 2009, we closed on a 364-day, AUD 193 million, secured, revolving foreign credit facility with a term through June 2010. This facility is used to support our vacation ownership operations in the South Pacific and bears interest at Australian BBSY plus a spread. This facility replaces a previous secured revolving foreign credit facility, which expired during June 2009. The AUD 193 million facility with an advance rate for new borrowings of approximately 70%. These secured borrowings are collateralized by $226 million of underlying gross vacation ownership contract receivables as of June 30, 2009. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations. On July 7, 2009, an additional bank joined our 364-day, secured, revolving foreign credit facility which provided an additional AUD 20 million of capacity. This transaction increased the total capacity of such facility to AUD 213 million.

Interest Expense

Cash paid related to consumer financing interest expense was $55 million and $56 million during the six months ended June 30, 2009 and 2008, respectively.

Interest expense incurred in connection with our other debt was $28 million and $50 million during the three and six months ended June 30, 2009, respectively, and $24 million and $47 million during the three and six months ended June 30, 2008, respectively, and is recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $44 million and $51 million during the six months ended June 30, 2009 and 2008, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $2 million and $5 million during the three and six months ended June 30, 2009, respectively, and $6 million and $10 million during the three and six months ended June 30, 2008, respectively.

Capacity

As of June 30, 2009, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,290	$1,290	$—
Previous bank conduit facility	209	209	—
2008 bank conduit facility	784	131	653

Total securitized vacation ownership debt (a)	$2,283	$1,630	$653

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	30	870
9.875% senior unsecured notes (due May 2014)	237	237	—
3.50% convertible notes (due May 2012)	253	253	—
Vacation ownership bank borrowings (c)	155	154	1
Vacation rentals capital leases (d)	135	135	—
Other	22	22	—

Total long-term debt	$2,799	$1,928	871

Less: Issuance of letters of credit (b)			29

			$842

(a)	These outstanding borrowings are collateralized by $2,916 million of underlying gross vacation ownership contract receivables and securitization restricted cash. The capacity of our 2008 bank conduit facility of $943 million is reduced by $159 million of borrowings on our previous bank conduit facility. Such amount will be available as capacity for our 2008 bank conduit facility as the outstanding balance on our previous bank conduit facility amortizes in accordance with its terms, which is expected to be approximately two years. The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of June 30, 2009, the available capacity of $870 million was further reduced by $29 million for the issuance of letters of credit.

(c)	These borrowings are collateralized by $226 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

Vacation Ownership Contract Receivables and Securitizations

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote special purpose entities (“SPEs”) that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. We continue to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases and (iii) entering into derivatives to hedge interest rate exposure. The securitized assets of these bankruptcy-remote SPEs are not available to pay our general obligations. Additionally, the creditors of these SPEs have no recourse to us.

The assets and debt of these vacation ownership SPEs are as follows:

	June 30,	December 31,
	2009	2008

Securitized contract receivables, gross	$2,737	$2,748
Securitized restricted cash	148	155
Interest receivables on securitized contract receivables	20	22
Other assets (a)	11	4

Total securitized assets (b)	2,916	2,929

Securitized term notes	1,290	1,252
Securitized conduit facilities	340	558
Other liabilities (c)	33	47

Total securitized liabilities	1,663	1,857

Securitized assets in excess of securitized liabilities	$1,253	$1,072

(a)	Primarily includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we also have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $757 million and $889 million at June 30, 2009 and December 31, 2008, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized debt and the allowance for loan losses, is as follows:

	June 30,	December 31,
	2009	2008

Securitized assets in excess of securitized liabilities	$1,253	$1,072
Non-securitized contract receivables	531	690
Secured contract receivables (*)	226	199
Allowance for loan losses	(373)	(383)

Total, net	$1,637	$1,578

(*)	Such receivables collateralize our secured, revolving foreign credit facility, whose balance was $154 million and $159 million as of June 30, 2009 and December 31, 2008, respectively.

Covenants

The revolving credit facility and unsecured term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.5 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement and Note 13—Segment Information) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2009, our interest coverage ratio was 25.3 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2009, our leverage ratio was 2.1 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes and 9.875% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of our assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The Convertible Notes do not contain affirmative or negative covenants, however, the limitations on mergers, consolidations and potential sale of all or substantially all of our assets and the events of default for our senior unsecured notes are applicable to such notes. Holders of the Convertible Notes have the right to require us to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if our common stock is no longer listed on a national securities exchange.

The vacation ownership secured bank facility contains covenants including a consumer loan coverage ratio that requires that the aggregate principal amount of consumer loans that are current on payments must exceed 75% of the aggregate principal amount of all consumer loans in the applicable loan portfolio. If the aggregate principal amount of current consumer loans falls below this threshold, we must pay the bank syndicate cash to cover the shortfall. This ratio is also used to set the advance rate under the facility. The facility contains other typical restrictions and covenants including limitations on mergers, partnerships and certain asset sales.

As of June 30, 2009, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our non-recourse, securitized note borrowings contains various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. In the event such provisions are triggered during 2009, we believe such cash flows would be approximately $0 to $20 million. As of June 30, 2009, all of our securitized pools were in compliance with applicable triggers.

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

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are no longer AAA rated and remain under significant ratings pressure. Since monoline insurers are not positioned to write new policies, the cost of such insurance has increased and the insurance has become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to bond investors. Since the beginning of 2008, none of our securitization transactions have been issued with monoline insurance.

Throughout 2008 and 2009, the asset-backed securities market and commercial paper markets in the United States suffered adverse market conditions. As a result, during 2009, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks. In response to the tightened asset-backed credit environment, our plan has been and continues to be to reduce our need to access the asset-backed securities market during 2009. In spite of the environment, we successfully accessed the term securitization market during 2009, as demonstrated by the closing of our term securitization transactions, which closed on March 13, 2009, May 28, 2009 and June 1, 2009. However, the credit markets continue to provide limited access to issuers of vacation ownership receivables asset-backed securities.

Our vacation ownership business has begun to reduce its sales pace of VOIs from 2008 to 2009, as expected, by approximately 40%. Accordingly, we believe that the 2008 bank conduit facility should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sale of VOIs. The 2008 bank conduit facility had available capacity of $653 million as of June 30, 2009. The previous bank conduit facility ceased operating as a revolving facility on October 29, 2008 and will amortize in accordance with its terms, which is expected to be approximately two years.

At June 30, 2009, we had $841 million of availability under our revolving credit facility. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, they will negatively impact the cost of such borrowings. A continued disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our Wyndham Vacation Resorts Asia Pacific Pty Ltd. operations are funded by a 364-day secured, revolving foreign credit facility with a total capacity of AUD 213 million. The closing of such facility occurred during June and July 2009 (see “Financial Obligations”). This facility had a total of $154 million outstanding as of June 30, 2009 and is secured by consumer loan receivables, as well as a standard Wyndham Worldwide Corporation guaranty.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from fourteen surety providers in the amount of $1.4 billion, of which we had $603 million outstanding as of June 30, 2009. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace our conduit facility on its expiration date or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

Our 2008 bank conduit facility expires in November 2009. Our goal is to renew this facility for another 364-day term prior to the current expiration date. We are confident in our ability to renew the facility, albeit likely at a modestly reduced size, which is consistent with our decision to reduce vacation ownership interest sales and our projected future funding needs. In the event that we are not able to renew all or part of the current agreement, the facility would no longer operate as a revolving facility and would amortize over approximately 13 months from the expiration.

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

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $343 million at both June 30, 2009 and December 31, 2008. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with Financial Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $343 million of Separation related liabilities is comprised of $40 million for litigation matters, $271 million for tax liabilities, $24 million for liabilities of previously sold businesses of Cendant, $6 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated FIN 45 guarantee amount exceeded the SFAS No. 5 “Accounting for Contingencies” liability assumed at the date of Separation. In connection with these liabilities, $77 million are recorded in current due to former Parent and subsidiaries and $264 million are recorded in long-term due to former Parent and subsidiaries at June 30, 2009 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to the FIN 45 guarantees is recorded in other current liabilities at June 30, 2009 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, at June 30, 2009, we have $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million at December 31, 2008.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which we retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, we increased our contingent litigation accrual for this matter by $1 million to $39 million and Realogy and we determined to pay the judgment. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $40 million at June 30, 2009. On July 23, 2009, we paid our portion of the aforementioned judgment ($37 million), which reduced our aggregate accrual for outstanding Cendant contingent litigation liabilities to $3 million.

•	Contingent tax liabilities We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. We will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, we recorded a gross up of our contingent tax liability and have a corresponding deferred tax asset of $32 million as of June 30, 2009. This liability will remain outstanding until tax audits related to the 2006 tax year are completed or the statutes of limitations governing the 2006 tax year have passed. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain. Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. During 2007, the Internal Revenue Service opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. As of June 30, 2009, our accrual for outstanding Cendant contingent tax liabilities was $271 million.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses, (ii) liabilities relating to the Travelport sale, if any, and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/09-	7/1/10-	7/1/11-	7/1/12-	7/1/13-
	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14	Thereafter	Total

Securitized debt (a)	$288	$416	$177	$192	$205	$352	$1,630
Long-term debt (b)	169	24	595	11	248	881	1,928
Operating leases	67	60	48	35	27	113	350
Other purchase commitments (c)	226	118	49	51	4	184	632
Contingent liabilities (d)	69	274	—	—	—	—	343

Total (e)	$819	$892	$869	$289	$484	$1,530	$4,883

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.

(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes, term loan, 9.875% senior unsecured notes and convertible notes of $100 million during the twelve month periods from 7/1/09-6/30/10 and 7/1/10-6/30/11, $83 million during the period from 7/1/11-6/30/12, $73 million during the periods from 7/1/12-6/30/13 and 7/1/13-6/30/14 and $120 million thereafter.

(c)	Primarily represents commitments for the development of vacation ownership properties. Such total includes approximately $105 million of vacation ownership development commitments which we may terminate at minimal or no cost and 7/1/09-6/30/10 includes approximately $15 million of vacation ownership commitments that can be delayed until 2011 or later.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our Separation.

(e)	Excludes $27 million of our liability for unrecognized tax benefits associated with FIN 48 since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 27, 2009, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership products and services;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance, each of which would negatively impact our results of operations; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	increases in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

We may not be able to achieve our growth objectives.

We may not be able to achieve our objectives for increasing the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members acquired by our vacation exchange business, the number of rental weeks sold by our vacation rentals business and the number of quality tours generated and vacation ownership interests sold by our vacation ownership business.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

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

The global economy is currently undergoing a recession, and the future economic environment may continue to be less favorable than that of recent years. The hospitality industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic downturn has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lower demand for hospitality products and resulting in fewer customers visiting, and customers spending less at our properties, which has adversely affected our revenues. In addition, further declines in consumer and commercial spending may cause us, our franchisees and our competitors to reduce pricing, which would have a negative impact on our gross profit. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations, in part because we are dependent upon customer behavior and the impact on consumer spending that continued market disruption may have. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy.

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

Our liquidity position may also be negatively affected if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace any of the facilities on their renewal dates or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities. Our ability to engage in securitization transactions on favorable terms or at all has been adversely affected by the disruptions in the capital markets and other events, including actions by rating agencies and deteriorating investor expectations. It is possible that asset-backed securities issued pursuant to our securitization programs could in the future be downgraded by credit agencies. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available, which would decrease our profitability and may require us to adjust our business operations accordingly, including reducing or suspending our financing to purchasers of vacation ownership interests.

In addition, continued uncertainty in the stock and credit markets may negatively affect our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock. If the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party (including Avis Budget) would be required to pay an equal portion of the amounts in default. Accordingly, we could, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs. On or about April 10, 2007, Realogy Corporation was acquired by affiliates of Apollo Management VI, L.P. and its stock is no longer publicly traded. The acquisition does not negate Realogy’s obligation to satisfy 62.5% of such contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the term of the separation agreement. As a result of the acquisition, however, Realogy has greater debt obligations and its ability to satisfy its portion of these liabilities may be adversely impacted. In accordance with the terms of the separation agreement, Realogy posted a letter of credit in April 2007 for our and Cendant’s benefit to cover its estimated share of the assumed liabilities discussed above, although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if and when they arise.

The IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns. Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax positions taken by Cendant for which we would be responsible under the tax sharing agreement. The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting our tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for us that are materially different than those reflected in our historical income tax provisions and recorded assets and liabilities. Further, there can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. The result of an audit or litigation could have a material adverse effect on our income tax provision and/or net income in the period or periods to which such audit or litigation relates and/or cash flows in the period or periods during which taxes due must be paid.

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

The description of the sale of warrants in connection with the May 2009 convertible notes transaction is incorporated by reference to Note 6 of the Consolidated Financial Statements included with this Report. The offer and sale of the warrants was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

2009 Annual Meeting of Shareholders

(a) The 2009 Annual Meeting of Shareholders of Wyndham Worldwide Corporation was held on May 12, 2009.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-Votes

Management Proposals
Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2009	158,823,514	2,108,059	80,026	17,065,615
Amendment and Restatement of the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan primarily for purposes of Section 162(m) of the Internal Revenue Code	153,476,058	7,314,426	221,115	17,065,615
Shareholder Proposals
(1) Severance Agreements	88,856,293	53,752,028	207,542	35,261,351
(2) Independent Chairman of the Board	63,803,385	78,855,768	156,710	35,261,351

ELECTION OF DIRECTORS

Director	Shares For	Shares Withheld

Stephen P. Holmes	152,047,682	8,963,917
Myra J. Biblowit	143,447,770	17,563,829
Pauline D.E. Richards	144,919,197	16,092,402

The term of office as a Director continued after the meeting for the other Directors as follows: James E. Buckman, George Herrera, The Right Honourable Brian Mulroney and Michael H. Wargotz.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: August 6, 2009	/s/ Virginia M. Wilson Virginia M. Wilson Chief Financial Officer
Date: August 6, 2009	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report