Form 10-Q
period 2009-09-30
WYNDHAM WORLDWIDE CORP
filed 2009-11-05
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock was 178,615,494 shares as of October 30, 2009.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (“the Company”) as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, the related consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008, and the related consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion (which included an explanatory paragraph relating to the fact that, prior to its separation from Cendant Corporation (“Cendant”; known as Avis Budget Group since August 29, 2006), the Company was comprised of the assets and liabilities used in managing and operating the lodging, vacation exchange and rentals, and vacation ownership businesses of Cendant. Included in Notes 22 and 23 to the consolidated and combined financial statements is a summary of transactions with related parties. As discussed in Note 23 to the consolidated and combined financial statements, in connection with its separation from Cendant, the Company entered into certain guarantee commitments with Cendant and has recorded the fair value of these guarantees as of July 31, 2006. As discussed in Note 7 to the consolidated and combined financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FASB”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. Also, as discussed in Notes 2 and 14 to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards No, 157, Fair Value Measurements, on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FASB Staff Position (“FSP”) FAS 157-2, which was issued on February 12, 2008) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
November 5, 2009

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues
Service fees and membership	$445	$468	$1,241	$1,344
Vacation ownership interest sales	285	446	766	1,153
Franchise fees	126	153	342	402
Consumer financing	108	111	325	314
Other	52	48	163	157

Net revenues	1,016	1,226	2,837	3,370

Expenses
Operating	386	439	1,153	1,284
Cost of vacation ownership interests	54	86	136	226
Consumer financing interest	35	34	102	93
Marketing and reservation	149	232	423	659
General and administrative	140	140	398	438
Asset impairments	—	—	—	28
Restructuring costs	—	6	46	6
Depreciation and amortization	46	47	134	137

Total expenses	810	984	2,392	2,871

Operating income	206	242	445	499
Other income, net	(2)	(5)	(4)	(9)
Interest expense	34	21	79	59
Interest income	(1)	(2)	(5)	(8)

Income before income taxes	175	228	375	457
Provision for income taxes	71	86	155	175

Net income	$104	$142	$220	$282

Earnings per share
Basic	$0.58	$0.80	$1.23	$1.59
Diluted	0.57	0.80	1.21	1.58

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$170	$136
Trade receivables, net	379	460
Vacation ownership contract receivables, net	290	291
Inventory	360	414
Prepaid expenses	127	151
Deferred income taxes	95	148
Other current assets	278	314

Total current assets	1,699	1,914

Long-term vacation ownership contract receivables, net	2,828	2,963
Non-current inventory	919	905
Property and equipment, net	1,014	1,038
Goodwill	1,386	1,353
Trademarks, net	661	661
Franchise agreements and other intangibles, net	400	416
Other non-current assets	435	323

Total assets	$9,342	$9,573

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$291	$294
Current portion of long-term debt	176	169
Accounts payable	247	316
Deferred income	488	672
Due to former Parent and subsidiaries	42	80
Accrued expenses and other current liabilities	578	638

Total current liabilities	1,822	2,169

Long-term securitized vacation ownership debt	1,313	1,516
Long-term debt	1,813	1,815
Deferred income taxes	1,025	966
Deferred income	285	311
Due to former Parent and subsidiaries	266	265
Other non-current liabilities	191	189

Total liabilities	6,715	7,231

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 205,751,177 in 2009 and 204,645,505 shares in 2008	2	2
Additional paid-in capital	3,725	3,690
Accumulated deficit	(380)	(578)
Accumulated other comprehensive income	150	98
Treasury stock, at cost—27,284,823 shares in 2009 and 2008	(870)	(870)

Total stockholders’ equity	2,627	2,342

Total liabilities and stockholders’ equity	$9,342	$9,573

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating Activities
Net income	$220	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	137
Provision for loan losses	346	314
Deferred income taxes	80	94
Stock-based compensation	28	28
Asset impairments	—	28
Non-cash interest	33	7
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	117	22
Vacation ownership contract receivables	(139)	(643)
Inventory	(26)	(129)
Prepaid expenses	17	—
Other current assets	36	(35)
Accounts payable, accrued expenses and other current liabilities	(58)	(55)
Due to former Parent and subsidiaries, net	(43)	(14)
Deferred income	(225)	129
Other, net	49	(19)

Net cash provided by operating activities	569	146

Investing Activities
Property and equipment additions	(109)	(133)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(135)
Equity investments and development advances	(6)	(13)
Proceeds from asset sales	3	7
Increase in securitization restricted cash	(28)	(12)
(Increase)/decrease in escrow deposit restricted cash	1	(9)
Other, net	1	—

Net cash used in investing activities	(138)	(295)

Financing Activities
Proceeds from securitized borrowings	934	1,645
Principal payments on securitized borrowings	(1,141)	(1,642)
Proceeds from non-securitized borrowings	790	1,385
Principal payments on non-securitized borrowings	(1,387)	(1,159)
Proceeds from note issuance	460	—
Purchase of call options	(42)	—
Proceeds from issuance of warrants	11	—
Dividends to shareholders	(22)	(21)
Repurchase of common stock	—	(15)
Proceeds from stock option exercises	—	5
Debt issuance costs	(16)	(10)
Other, net	2	(6)

Net cash provided by/(used in) financing activities	(411)	182

Effect of changes in exchange rates on cash and cash equivalents	14	(15)

Net increase in cash and cash equivalents	34	18
Cash and cash equivalents, beginning of period	136	210

Cash and cash equivalents, end of period	$170	$228

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at January 1, 2009	205	$2	$3,690	$(578)	$98	(27)	$(870)	$2,342
Comprehensive income
Net income	—	—	—	220	—	—	—
Currency translation adjustment, net of tax of $29	—	—	—	—	39	—	—
Unrealized gains on cash flow hedges, net of tax of $8	—	—	—	—	13	—	—
Total comprehensive income								272
Issuance of warrants	—	—	11	—	—	—	—	11
Issuance of shares for vesting of restricted stock units	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	28	—	—	—	—	28
Change in excess tax benefit on equity awards	—	—	(4)	—	—	—	—	(4)
Payment of dividends	—	—	—	(22)	—	—	—	(22)

Balance at September 30, 2009	206	$2	$3,725	$(380)	$150	(27)	$(870)	$2,627

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

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with guidance which is included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, “Investments—Equity Method and Joint Ventures” (Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”). During the three and nine months ended September 30, 2009, the Company recorded less than $1 million and $1 million, respectively, of net earnings from such investments in other income, net on the Consolidated Statements of Income. During the three and nine months ended September 30, 2008, such amounts were $3 million and $4 million, respectively.

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

        Significant Accounting Policies

Intangible Assets.  With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, the Company annually (during the fourth quarter of each year subsequent to completing its annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, reviews the reporting units’ carrying values as required by guidance which is included in ASC 350, “Intangibles—Goodwill and Other” (Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”).

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

Based on the results of the Company’s impairment evaluation performed during the fourth quarter of 2008, the Company recorded a non-cash charge of $1,342 million for the impairment of goodwill at its vacation ownership reporting unit, where all of the goodwill previously recorded was determined to be impaired. The aggregate carrying values of the Company’s goodwill and other indefinite-lived intangible assets were $1,386 million and $661 million, respectively, as of September 30, 2009 and $1,353 million and $660 million, respectively, as of December 31, 2008. As of September 30, 2009, the Company’s goodwill is allocated between its lodging ($297 million) and vacation exchange and rentals ($1,089 million) reporting units and other indefinite-lived intangible assets are allocated between its lodging ($587 million) and vacation exchange and rentals ($74 million) reporting units. The Company continues to monitor the goodwill recorded at its lodging and vacation exchange and rentals reporting units for indicators of impairment. If economic conditions were to deteriorate significantly, or other important assumptions such as estimates of terminal value were to change significantly, the Company may be required to record an impairment of the goodwill balance at its lodging and vacation exchange and rentals reporting units.

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

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to securitization was $183 million and $155 million as of September 30, 2009 and December 31, 2008, respectively, of which $110 million and $80 million were recorded within other current assets as of September 30, 2009 and December 31, 2008, respectively, and $73 million and $75 million were recorded within other non-current assets as of September 30, 2009 and December 31, 2008, respectively, on the Consolidated Balance Sheets. Restricted cash related to escrow deposits was $27 million and $30 million as of September 30, 2009 and December 31, 2008, respectively, of which $27 million and $28 million were recorded within other current assets as of September 30, 2009 and December 31, 2008, respectively, and $2 million was recorded within other non-current assets as of December 31, 2008, on the Consolidated Balance Sheets.

        Changes in Accounting Policies during 2009

Business Combinations.  In December 2007, the FASB issued guidance which is included in ASC 805, “Business Combinations” (SFAS No. 141(R),“Business Combinations”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 on January 1, 2009, as required. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption.

Consolidation.  In December 2007, the FASB issued ASC 810-10-65-1, “Consolidation—Transition” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51”). ASC 810-10-65-1 amends guidance included in ASC 810-10-45, “Consolidation—Other Presentation Matters” (ARB No. 51, “Consolidated Financial Statements”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB No. 51, ASC 810-10-65-1 amends guidance included in ASC 260, “Earnings Per Share” (SFAS No. 128, “Earnings Per Share”), such that earnings per share data will continue to be calculated the same way that such data were calculated before this Statement was issued. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009, as required. There was no material impact on the Company’s Consolidated Financial Statements resulting from the adoption.

Derivatives and Hedging.  In March 2008, the FASB issued guidance which is included in ASC 815, “Derivatives and Hedging” (SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133”). ASC 815 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods after November 15, 2008. The Company adopted this guidance on January 1, 2009, as required. See Note 8—Derivative Instruments and Hedging Activities for a detailed explanation of the impact of the adoption.

        Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures.  In September 2006, the FASB issued guidance which is included in ASC 820, “Fair Value Measurements and Disclosures” (SFAS No. 157, “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures” (Staff Position (“FSP”) FAS 157-2, “Effective Date of Statement No. 157”) which deferred the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted ASC 820 on January 1, 2008, as required, for financial assets and financial liabilities (see Note 7—Fair Value). On January 1, 2009, the Company adopted ASC 820-10-65-1, as required, for nonfinancial assets and nonfinancial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from such adoption.

Determining Fair Value Under Market Activity Decline.  In April 2009, the FASB issued ASC 820-10-65-4, “Fair Value Measurements and Disclosures—Transition” (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 820-10-65-4 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65-4 on June 30, 2009, as required, and there was no material impact on the Company’s Consolidated Financial Statements.

Financial Instruments.  In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments—Transition” (FSP FAS 107-1 and APB 28-1, “Disclosures About Fair Value of Financial Instruments”). ASC 825-10-65-1 amends guidance which is included in ASC 825, “Financial Instruments” (SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65-1 also amends guidance which is included in ASC 270, “Interim Reporting” (APB Opinion No. 28, “Interim Financial Reporting”), to require those disclosures in all interim financial statements. ASC 825-10-65-1 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted ASC 825-10-65-1 on June 30, 2009, as required (see Note 7—Fair Value).

Transfers and Servicing.  In June 2009, the FASB issued guidance which is included in ASC 860, “Transfers and Servicing” (SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for interim or annual reporting periods ending after November 15, 2009. The Company will adopt ASC 860 on January 1, 2010, as required. The Company has preliminarily evaluated the impact of adoption on its Consolidated Financial Statements and believes such impact will not be material.

Consolidation.  In June 2009, the FASB issued guidance which is included in ASC 810, “Consolidation” (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 is effective for interim or annual reporting periods ending after November 15, 2009. The Company will adopt ASC 810 on January 1, 2010, as required. The Company is currently evaluating the impact of the adoption of ASC 810 on its Consolidated Financial Statements.

Multiple-Deliverable Revenue Arrangements.  In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition”), which requires an entity to apply the relative selling price allocation method in order to estimate selling prices for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its Consolidated Financial Statements.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$104	$142	$220	$282

Basic weighted average shares outstanding	179	178	178	177
Stock options and restricted stock units	4	—	3	1

Diluted weighted average shares outstanding	183	178	181	178

Earnings per share:
Basic	$0.58	$0.80	$1.23	$1.59
Diluted	0.57	0.80	1.21	1.58

The computations of diluted earnings per share available to common stockholders do not include approximately 9 million stock options and stock-settled stock appreciation rights (“SSARs”) and warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 6—Long-term Debt and Borrowing Arrangements) for both the three and nine months ended September 30, 2009 as the effect of their inclusion would have been anti-dilutive to EPS. During the three and nine months ended September 30, 2008, the number of anti-dilutive securities included approximately 14 million and 11 million stock options and SSARs, respectively.

        Dividend Payments

During each of the quarterly periods ended March 31, June 30 and September 30, 2009 and 2008, the Company paid cash dividends of $0.04 per share ($22 million in the aggregate during the nine months ended September 30, 2009 and $21 million in the aggregate during the nine months ended September 30, 2008).

3.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,386			$1,353

Trademarks	$661			$660

Amortized Intangible Assets:
Franchise agreements	$630	$293	$337	$630	$278	$352
Trademarks	—	—	—	3	2	1
Other	96	33	63	91	27	64

	$726	$326	$400	$724	$307	$417

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

The changes in the carrying amount of goodwill are as follows:

	Balance at		Balance at
	January 1,	Foreign	September 30,
	2009	Exchange	2009

Lodging	$297	$—	$297
Vacation Exchange and Rentals	1,056	33	1,089

Total Company	$1,353	$33	$1,386

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Franchise agreements	$5	$7	$15	$16
Trademarks	—	1	1	2
Other	2	1	5	5

Total (*)	$7	$9	$21	$23

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2009, the Company expects related amortization expense as follows:

Amount

Remainder of 2009	$7
2010	26
2011	25
2012	24
2013	23
2014	23

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30,	December 31,
	2009	2008

Current vacation ownership contract receivables:
Securitized	$254	$253
Non-securitized	40	49
Secured (*)	30	23

	324	325
Less: Allowance for loan losses	(34)	(34)

Current vacation ownership contract receivables, net	$290	$291

Long-term vacation ownership contract receivables:
Securitized	$2,469	$2,495
Non-securitized	473	641
Secured (*)	224	176

	3,166	3,312
Less: Allowance for loan losses	(338)	(349)

Long-term vacation ownership contract receivables, net	$2,828	$2,963

(*)	Such receivables collateralize the Company’s 364-day, AUD 213 million, secured, revolving foreign credit facility (see Note 6—Long-Term Debt and Borrowing Arrangements).

During the three and nine months ended September 30, 2009, the Company’s securitized vacation ownership contract receivables generated interest income of $85 million and $248 million, respectively. During the three and nine months ended September 30, 2008, such amounts were $81 million and $238 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the nine months ended September 30, 2009 and 2008, the Company originated vacation ownership contract receivables of $718 million and $1,259 million, respectively, and received principal collections of $579 million and $616 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 12.9% and 12.7% as of September 30, 2009 and December 31, 2008, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2009	$(383)
Provision for loan losses	(346)
Contract receivables written-off	357

Allowance for loan losses as of September 30, 2009	$(372)

In accordance with ASC 978, “Real Estate—Time-Sharing Activities” (SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—(an amendment of FASB Statements No. 66 and 67)”), the Company recorded the provision for loan losses of $117 million and $346 million as a reduction of net revenues during the three and nine months ended September 30, 2009, respectively, and $119 million and $314 million during the three and nine months ended September 30, 2008, respectively.

5.	Inventory

Inventory consisted of:

	September 30,	December 31,
	2009	2008

Land held for VOI development	$118	$141
VOI construction in process	306	417
Completed inventory and vacation credits (*)	855	761

Total inventory	1,279	1,319
Less: Current portion	360	414

Non-current inventory	$919	$905

(*)	Includes estimated recoveries of $154 million and $156 million at September 30, 2009 and December 31, 2008, respectively.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	September 30,	December 31,
	2009	2008

Securitized vacation ownership debt:
Term notes	$1,305	$1,252
Previous bank conduit facility (a)	114	417
2008 bank conduit facility (b)	185	141

Total securitized vacation ownership debt	1,604	1,810
Less: Current portion of securitized vacation ownership debt	291	294

Long-term securitized vacation ownership debt	$1,313	$1,516

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	21	576
9.875% senior unsecured notes (due May 2014) (e)	237	—
3.50% convertible notes (due May 2012) (f)	309	—
Vacation ownership bank borrowings (g)	163	159
Vacation rentals capital leases	139	139
Other	23	13

Total long-term debt	1,989	1,984
Less: Current portion of long-term debt	176	169

Long-term debt	$1,813	$1,815

(a)	Represents the outstanding balance of the Company’s previous bank conduit facility which was repaid on October 8, 2009.

(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009 whose capacity is reduced by $87 million of borrowings on the Company’s previous bank conduit facility and is subject to the Company’s ability to provide additional assets to collateralize the facility. As of September 30, 2009, the total available capacity of the facility was $671 million. See Note 16—Subsequent Events for further information related to the renewal of the facility.

(c)	The balance at September 30, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.

(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of September 30, 2009, the Company had $30 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $849 million.

(e)	Represents senior unsecured notes issued by the Company during May 2009. Such balance represents $250 million aggregate principal less $13 million of unamortized discount.

(f)	Represents cash convertible notes issued by the Company during May 2009. Such balance includes $187 million of debt ($230 million aggregate principal less $43 million of unamortized discount) and a liability with a fair value of $122 million related to a bifurcated conversion feature. Additionally, at September 30, 2009, the Company’s convertible note hedge call options are recorded at their fair value of $122 million within other non-current assets in the Consolidated Balance Sheet.

(g)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which expires in June 2010.

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

3.50% Convertible Notes.  On May 19, 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under ASC 815 and bifurcated such conversion feature from the Convertible Notes for accounting purposes (“Bifurcated Conversion Feature”). The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% will be recognized by the Company primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. As such, the effective interest rate over the life of the Convertible Notes is approximately 10.7%. Interest began accruing on May 19, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The Convertible Notes will mature on May 1, 2012. Holders may convert their notes to cash subject to (i) certain conversion provisions determined by the market price of the Company’s common stock; (ii) specified distributions to common shareholders; (iii) a fundamental change (as defined below); and (iv) certain time periods specified in the purchase agreement. The Convertible Notes have an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of the Company’s common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances.

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

The purchase of Call Options and the sale of warrants are separate contracts entered into by the Company, are not part of the Convertible Notes and do not affect the rights of holders under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased Call Options or the sold warrants. The Call Options meet the definition of derivatives under ASC 815. As such, the instruments are marked to market each period. In addition, the derivative liability associated with the Bifurcated Conversion Feature is also marked to market each period. At September 30, 2009, the $309 million Convertible Notes consist of $187 million of debt ($230 million face amount, net of $43 million of unamortized discount) and a derivative liability with a fair value of $122 million related to the Bifurcated Conversion Feature. The Call Options are derivative assets recorded at their fair value of $122 million within other non-current assets in the Consolidated Balance Sheet at September 30, 2009. The warrants meet the definition of derivatives under ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock, their issuance has been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet and is not subject to the fair value provisions of ASC 815.

Sierra Timeshare 2009-1 Receivables Funding, LLC.  On May 28, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-1 Receivables Funding, LLC, in the initial principal amount of $225 million. These borrowings bear interest at a coupon rate of 9.8% and are secured by vacation ownership contract receivables. As of September 30, 2009, the Company has $167 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-B Receivables Funding, LLC.  On June 1, 2009, the Company closed a term securitization transaction, Sierra Timeshare 2009-B Receivables Funding, LLC, in the initial principal amount of $50 million. These borrowings bear interest at a coupon rate of 9.0% and are secured by vacation ownership contract receivables. As of September 30, 2009, the Company had $38 million of outstanding borrowings under these term notes.

Vacation Ownership Bank Borrowings.  On June 24, 2009, the Company closed on a 364-day, AUD 193 million, secured, revolving foreign credit facility with a term through June 2010. On July 7, 2009, an additional bank joined the Company’s 364-day, secured, revolving foreign credit facility, which provided an additional AUD 20 million of capacity, increasing the total capacity of the facility to AUD 213 million. This facility is used to support the Company’s vacation ownership operations in the South Pacific and bears interest at Australian BBSY plus a spread. The AUD 213 million facility has an advance rate for new borrowings of approximately 70%. These secured borrowings are collateralized by $254 million of underlying gross vacation ownership contract receivables as of September 30, 2009. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

Sierra Timeshare 2009-3 Receivables Funding, LLC.  On September 24, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-3 Receivables Funding, LLC, in the initial principal amount of $175 million. These borrowings bear interest at a coupon rate of 7.62% and are secured by vacation ownership contract receivables. As of September 30, 2009, the Company had $175 million of outstanding borrowings under these term notes.

        Covenants

The revolving credit facility and unsecured term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.5 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2009, the Company’s interest coverage ratio was 23.8 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2009, the Company’s leverage ratio was 2.4 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2009, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s non-recourse, securitized note borrowings contains various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of September 30, 2009, all of the Company’s securitized pools were in compliance with applicable triggers.

        Maturities and Capacity

The Company’s outstanding debt as of September 30, 2009 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other	Total

Within 1 year	$291	$176	$467
Between 1 and 2 years	380	345	725
Between 2 and 3 years	190	324	514
Between 3 and 4 years	207	11	218
Between 4 and 5 years	204	249	453
Thereafter	332	884	1,216

	$1,604	$1,989	$3,593

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2009, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,305	$1,305	$—
Previous bank conduit facility	114	114	—
2008 bank conduit facility	856	185	671

Total securitized vacation ownership debt (a)	$2,275	$1,604	$671

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	21	879
9.875% senior unsecured notes (due May 2014)	237	237	—
3.50% convertible notes (due May 2012)	309	309	—
Vacation ownership bank borrowings (c)	188	163	25
Vacation rentals capital leases (d)	139	139	—
Other	55	23	32

Total long-term debt	$2,925	$1,989	936

Less: Issuance of letters of credit (b)			30

			$906

(a)	These outstanding borrowings are collateralized by $2,947 million of underlying gross vacation ownership contract receivables and related assets. The capacity of the Company’s 2008 bank conduit facility of $943 million is reduced by $87 million of borrowings on the Company’s previous bank conduit facility. Such amount subsequently became available as capacity for the Company’s 2008 bank conduit facility as the outstanding balance on the Company’s previous bank conduit facility was repaid on October 8, 2009. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of September 30, 2009, the available capacity of $879 million was further reduced by $30 million for the issuance of letters of credit.

(c)	These borrowings are collateralized by $254 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

        Interest Expense

Interest expense incurred in connection with the Company’s other debt was $37 million and $87 million during the three and nine months ended September 30, 2009, respectively, and $26 million and $74 million during the three and nine months ended September 30, 2008, respectively, and is recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $51 million and $63 million during the nine months ended September 30, 2009 and 2008, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $3 million and $8 million during the three and nine months ended September 30, 2009, respectively, and $5 million and $15 million during the three and nine months ended September 30, 2008, respectively.

Cash paid related to consumer financing interest expense was $83 million and $86 million during the nine months ended September 30, 2009 and 2008, respectively.

7.	Fair Value

Effective January 1, 2008, the Company adopted ASC 820, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	September 30,	Inputs	Inputs
	2009	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$135	$13	$122
Securities available-for-sale (b)	5	—	5

Total assets	$140	$13	$127

Liabilities:
Derivative instruments (c)	$(191)	$(69)	$(122)

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.

(c)	Included in accrued expenses and other current liabilities, other non-current liabilities and long-term debt on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 8 — Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2009:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance at January 1, 2009	$—	$—	$5
Issuance of Convertible Notes	42	(42)	—
Change in fair value	80	(80)	—

Balance at September 30, 2009	$122	$(122)	$5

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

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$3,118	$2,874	$3,254	$2,666
Debt
Total debt (a)	3,593	3,391	3,794	2,759
Derivatives
Foreign exchange forwards (b)
Assets	6	6	10	10
Liabilities	(13)	(13)	(11)	(11)
Interest rate swaps and caps (b)
Assets	7	7	2	2
Liabilities	(56)	(56)	(76)	(76)
Convertible Notes related Call Options
Assets	122	122	—	—

(a)	As of September 30, 2009, includes the Bifurcated Feature liability.
(b)	Instruments are in net loss positions as of September 30, 2009 and December 31, 2008.

8.	Derivative Instruments and Hedging Activities

        Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The forward contracts utilized by the Company do not qualify for hedge accounting treatment under ASC 815. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of these forward contracts was not material to the Company’s results of operations, financial position or cash flows during the three and nine months ended September 30, 2009 and 2008. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and nine months ended September 30, 2009 and 2008, was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

        Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax gain of $1 million and $3 million during the three months ended September 30, 2009 and 2008, respectively, and a net pre-tax gain of $21 million and $5 million during the nine months ended September 30, 2009 and 2008, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during the three and nine months ended September 30, 2009 and 2008, respectively. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The freestanding derivatives had an immaterial impact on the Company’s results of operations, financial position and cash flows during the three and nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes information regarding the Company’s derivative instruments as of September 30, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$45

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$11
Foreign exchange contracts	Other current assets	6	Accrued exp & other current liabs.	13
Convertible Notes related Call Options (*)	Other non-current assets	122		—
Bifurcated Conversion Feature (*)		—	Long-term debt	122

Total derivatives not designated as hedging instruments		$135		$146

(*)	See Note 6—Long-term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2008:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$66

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$2	Other non-current liabilities	$10
Foreign exchange contracts	Other current assets	10	Accrued exp & other current liabs.	11

Total derivatives not designated as hedging instruments		$12		$21

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. During the first quarter of 2007, the Internal Revenue Service (“IRS”) opened an examination for Cendant Corporation’s (“Cendant” or “former Parent”) taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. As of September 30, 2009, the Company’s accrual for this outstanding Cendant contingent liability was $273 million. See Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries for detailed information on the Company’s contingent tax liabilities.

The Company made cash income tax payments, net of refunds, of $81 million and $65 million during the nine months ended September 30, 2009 and 2008, respectively. Such payments exclude income tax related payments made to former Parent.

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

The Company believes that it has adequately accrued for such matters with reserves of $13 million at September 30, 2009. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

11.	Accumulated Other Comprehensive Income

The after-tax components of accumulated other comprehensive income are as follows:

		Unrealized		Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2009, net of tax benefit of $72	$141	$(45)	$2	$98
Current period change	39	13	—	52

Balance, September 30, 2009, net of tax benefit of $35	$180	$(32)	$2	$150

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, restricted stock units (“RSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2009, 12.4 million shares remained available.

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2009 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2009	4.1		$25.34	1.7		$27.40
Granted	6.5	(b)	4.07	0.5	(b)	3.69
Vested/exercised	(1.0)		28.22	—		—
Canceled	(0.8)		20.98	—		—

Balance at September 30, 2009 (a)	8.8	(c)	9.56	2.2	(d)	22.04

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $71 million as of September 30, 2009 which is expected to be recognized over a weighted average period of 2.2 years.
(b)	Primarily represents awards granted by the Company on February 27, 2009.
(c)	Approximately 8.2 million RSUs outstanding at September 30, 2009 are expected to vest over time.
(d)	Approximately 830,000 of the 2.2 million SSARs were exercisable at September 30, 2009. The Company assumes that a majority of the unvested SSARs are expected to vest over time. SSARs outstanding at September 30, 2009 had an intrinsic value of $7.3 million and have a weighted average remaining contractual life of 4.6 years.

On February 27, 2009, the Company approved its annual grant of incentive equity awards totaling $24 million to the Company’s key employees and senior officers in the form of RSUs and SSARs. Such awards will vest ratably over a period of three years. On May 12, 2009, July 23, 2009 and September 8, 2009, the Company approved grants of incentive equity awards totaling $3 million to the Company’s newly hired key employees and senior officers in the form of RSUs. A portion of such awards will vest over a period of three years and the remaining portion will vest ratably over a period of four years.

The fair value of SSARs granted by the Company on February 27, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in Staff Accounting Bulletin 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the twelve-month target price of the Company’s stock on the date of the grant.

SSARs Issued on
February 27, 2009

Grant date fair value	$2.02
Grant date strike price	$3.69
Expected volatility	81.0%
Expected life	4.00 yrs.
Risk free interest rate	1.95%
Projected dividend yield	1.60%

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $9 million and $28 million during the three and nine months ended September 30, 2009, respectively, and $11 million and $28 million during the three and nine months ended September 30, 2008, respectively, related to the incentive equity awards granted by the Company. The Company recognized $4 million and $7 million of a net tax benefit during the three and nine months ended September 30, 2009, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. The tax benefits were $4 million and $11 million during the three and nine months ended September 30, 2008, respectively. As of January 1, 2009, the Company had a $4 million pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”). During March 2009, the Company utilized its APIC Pool related to the vesting of RSUs, which reduced the balance to $0. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs.

        Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of September 30, 2009, there were 7.8 million converted stock options and no converted RSUs outstanding.

As of September 30, 2009, the 7.8 million converted stock options outstanding had a weighted average exercise price of $33.99 and a weighted average remaining contractual life of 1.4 years. All 7.8 million options were exercisable, however, zero were “in the money” and, as such, the intrinsic value of the outstanding converted stock options was zero.

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

The reconciliation of EBITDA to income before income taxes is noted below:

	Three Months Ended September 30,
	2009		2008
	Net		Net
	Revenues	EBITDA	Revenues	EBITDA (c)

Lodging	$183	$58	$213	$72
Vacation Exchange and Rentals	327	107	354	105
Vacation Ownership	508	104	661	128

Total Reportable Segments	1,018	269	1,228	305
Corporate and Other (a)(b)	(2)	(15)	(2)	(11)

Total Company	$1,016	254	$1,226	294

Depreciation and amortization		46		47
Interest expense		34		21
Interest income		(1)		(2)

Income before income taxes		$175		$228

(a)	Includes the elimination of transactions between segments.

(b)	Includes $2 million and $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets during the three months ended September 30, 2009 and 2008, respectively, and $13 million and $10 million of corporate costs during the three months ended September 30, 2009 and 2008, respectively.
(c)	Includes restructuring costs of $4 million and $2 million for Lodging and Vacation Exchange and Rentals, respectively, during the three months ended September 30, 2008.

The reconciliation of EBITDA to income before income taxes is noted below:

	Nine Months Ended September 30,
	2009		2008
	Net		Net
	Revenues	EBITDA (c)	Revenues	EBITDA (c)

Lodging	$511	$143	$583	$179
Vacation Exchange and Rentals	894	240	1,009	252
Vacation Ownership	1,437	255	1,786	248 (d)

Total Reportable Segments	2,842	638	3,378	679
Corporate and Other (a)(b)	(5)	(55)	(8)	(34)

Total Company	$2,837	583	$3,370	645

Depreciation and amortization		134		137
Interest expense		79		59
Interest income		(5)		(8)

Income before income taxes		$375		$457

(a)	Includes the elimination of transactions between segments.
(b)	Includes $6 million of a net expense and $4 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets and $49 million and $38 million of corporate costs during the nine months ended September 30, 2009 and 2008, respectively.
(c)	Includes restructuring costs of $3 million, $6 million, $36 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the nine months ended September 30, 2009 and $4 million and $2 million for Lodging and Vacation Exchange and Rentals, respectively, for the nine months ended September 30, 2008.
(d)	Includes an impairment charge of $28 million due to the Company’s initiative to rebrand two of its vacation ownership trademarks to the Wyndham brand.

14.	Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2009, the Company recorded $46 million of incremental restructuring costs and reduced its liability with $45 million in cash payments and $15 million of other non-cash items. The remaining liability of $26 million is expected to be paid in cash; $5 million of personnel-related by September 2010 and $21 million of primarily facility-related by September 2017. During both the three and nine months ended September 30, 2008, the Company recorded $6 million of restructuring costs ($4 million at Lodging and $2 million at Vacation Exchange and Rentals), of which $1 million was paid in cash.

Total restructuring costs by segment for the nine months ended September 30, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	20	14	1	36
Corporate	1	—	—	—	1

Total	$10	$21	$14	$1	$46

(a)	Represents severance benefits resulting from reductions of approximately 370 in staff. The Company formally communicated the termination of employment to all 370 employees, representing a wide range of employee groups. As of September 30, 2009, the Company had terminated all of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of				Liability as of
	January 1,	Costs	Cash	Other	September 30,
	2009	Recognized	Payments	Non-cash	2009

Personnel-Related	$27	$10	$(32)	$—	$5
Facility-Related	13	21	(13)	(1)	20
Asset Impairments	—	14	—	(14)	—
Contract Terminations	—	1	—	—	1

	$40	$46	$(45)	$(15)	$26

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $310 million and $343 million at September 30, 2009 and December 31, 2008, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with ASC 460, “Guarantees” (FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”) and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, on August 11, 2009, the letter of credit was reduced to $446 million. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

The $310 million of Separation related liabilities is comprised of $5 million for litigation matters, $273 million for tax liabilities, $24 million for liabilities of previously sold businesses of Cendant, $6 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated ASC 460 guarantee amount exceeded the ASC 450 (SFAS No. 5, “Accounting for Contingencies”) liability assumed at the date of Separation. In connection with these liabilities, $42 million are recorded in current due to former Parent and subsidiaries and $266 million are recorded in long-term due to former Parent and subsidiaries at September 30, 2009 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to the ASC 460 guarantees is recorded in other current liabilities at September 30, 2009 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Management’s Discussion and Analysis—Contractual Obligations for the estimated timing of such payments. In addition, at September 30, 2009, the Company has $4 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million at December 31, 2008.

Following is a discussion of the liabilities on which the Company issued guarantees.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. As discussed above, for each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which the Company retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and the Company determined to pay the judgment. On July 23, 2009, the Company paid its portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, the Company is responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million at September 30, 2009.

•	Contingent tax liabilities Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. The Company will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, the Company recorded a gross up of its contingent tax liability and has a corresponding deferred tax asset of $32 million as of September 30, 2009.

During the first quarter of 2007, the IRS opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. As of September 30, 2009, the Company’s accrual for outstanding Cendant contingent tax liabilities was $273 million. This liability will remain outstanding until tax audits related to taxable years 2003 through 2006 are completed or the statutes of limitations governing such tax years have passed. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. The Company’s maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses; (ii) liabilities relating to the Travelport sale, if any; and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

16.	Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, the date on which the financial statements were issued.

        Dividend Declaration

On October 22, 2009, the Company’s Board of Directors declared a dividend of $0.04 per share payable December 10, 2009 to shareholders of record as of November 24, 2009.

        Securitization Term Deal

On October 7, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-2 Receivables Funding, LLC, in the initial principal amount of $175 million. These borrowings bear interest at a coupon rate of 4.52% and are secured by vacation ownership contract receivables.

        Securitized Conduit Facilities

On October 8, 2009, the Company repaid the outstanding borrowings on its previous bank conduit facility.

On October 23, 2009, the Company renewed its 364-day, non-recourse, securitized vacation ownership bank conduit facility with a term through October 2010. This facility bears interest at variable commercial paper rates plus a spread and its capacity was reduced from $943 million to $600 million. At the time of closing on October 23, 2009, the $600 million bank conduit facility had available capacity of approximately $430 million.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended September 30, 2009 and 2008. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2009	2008	% Change

Lodging
Number of rooms (a)	590,900	583,400	1
RevPAR (b)	$34.81	$41.93	(17)
Vacation Exchange and Rentals
Average number of members (000s) (c)	3,781	3,673	3
Annual dues and exchange revenues per member (d)	$116.76	$124.51	(6)
Vacation rental transactions (in 000s) (e)	367	360	2
Average net price per vacation rental (f)	$505.82	$553.69	(9)
Vacation Ownership
Gross VOI sales (in 000s) (g)	$366,000	$566,000	(35)
Tours (h)	173,000	334,000	(48)
Volume Per Guest (“VPG”) (i)	$1,944	$1,550	25

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements; (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided; and (iii) properties managed under the CHI Limited joint venture. The amounts in 2009 and 2008 include 3,549 and 4,367 affiliated rooms, respectively.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(d)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, such decrease was 3%.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(f)	Represents the net revenue generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental would have increased 1%.

(g)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(h)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(i)	Represents gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) divided by the number of tours.

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

Our consolidated results are as follows:

	Three Months Ended September 30,
	2009	2008	Change

Net revenues	$1,016	$1,226	$(210)
Expenses	810	984	(174)

Operating income	206	242	(36)
Other income, net	(2)	(5)	3
Interest expense	34	21	13
Interest income	(1)	(2)	1

Income before income taxes	175	228	(53)
Provision for income taxes	71	86	(15)

Net income	$104	$142	$(38)

During the third quarter of 2009, our net revenues decreased $210 million (17%) principally due to (i) a $200 million decrease in gross sales of VOIs at our vacation ownership business reflecting the planned reduction in tour flow, partially offset by an increase in VPG; (ii) a $30 million decrease in net revenues in our lodging business primarily due to global RevPAR weakness; (iii) a $14 million decrease in net revenues from rental transactions at our vacation exchange and rentals business due to a decrease in the average net price per rental, including the $19 million unfavorable impact of foreign exchange movements; (iv) a $9 million decrease in ancillary revenues at our vacation exchange and rentals business from various sources, including the impact from our termination of a low margin travel service contract; (v) a $4 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including the $4 million unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members; and (vi) a $3 million decrease in consumer financing revenues earned on vacation ownership contract receivables due primarily to a decline in our contract receivable portfolio. Such decreases were partially offset by (i) a net increase of $38 million in the recognition of revenue previously deferred under the percentage-of-completion method of accounting at our vacation ownership business; (ii) $7 million of incremental property management fees within our vacation ownership business primarily as a result of rate increases and growth in the number of units under management; and (iii) a $4 million increase in ancillary revenues at our vacation ownership business associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales. The net revenue decrease at our vacation exchange and rentals business includes the unfavorable impact of foreign currency translation of $24 million.

Total expenses decreased $174 million (18%) principally reflecting (i) an $83 million decrease in marketing and reservation expenses primarily resulting from the reduced sales pace at our vacation ownership business and lower marketing and related spend at our lodging business; (ii) $51 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration costs as well as cost savings related to organizational realignment initiatives; (iii) $41 million of decreased cost of VOI sales due to the expected decline in VOI sales; (iv) $15 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives at our vacation exchange and rentals business; (v) the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $11 million; (vi) $6 million of lower volume-related expenses at our vacation exchange and rentals business; and (vii) the absence of $6 million of costs at our lodging and vacation exchange and rentals businesses relating to organizational realignment initiatives (see Restructuring Plan for more details). These decreases were partially offset by (i) a net increase of $15 million of expenses related to the recognition of revenue previously deferred at our vacation ownership business, as discussed above; (ii) $11 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory; (iii) $9 million of incremental expenses at our lodging business primarily related to bad debt expense and remediation efforts on technology compliance initiatives; (iv) $4 million of decreased payroll costs paid on behalf of property owners at our lodging business; and (v) $4 million of increased corporate expenses primarily related to higher employee incentive programs and hedging activity.

Other income, net decreased $3 million as a result of the absence of income associated with the sale of a non-strategic asset during the third quarter of 2008 at our lodging business and a decline in net earnings from equity investments. Such amounts are included within our segment EBITDA results. Interest expense increased $13 million quarter over quarter due to an increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see Note 6 — Long-Term Debt and Borrowing Arrangements) and a decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $1 million during the three months September 30, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of a lower rates earned on investments. Our effective tax rate increased from 38% during the third quarter of 2008 to 41% during the third quarter of 2009 primarily due to an increase in foreign taxes. Excluding the tax impact on legacy related matters, we expect our full year 2009 effective tax rate will approximate 39%.

As a result of these items, our net income decreased $38 million (27%) as compared to the third quarter of 2008.

Following is a discussion of the results of each of our reportable segments during the third quarter:

	Net Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change

Lodging	$183	$213	(14)	$58	$72	(19)
Vacation Exchange and Rentals	327	354	(8)	107	105	2
Vacation Ownership	508	661	(23)	104	128	(19)

Total Reportable Segments	1,018	1,228	(17)	269	305	(12)
Corporate and Other (a)	(2)	(2)	*	(15)	(11)	*

Total Company	$1,016	$1,226	(17)	254	294	(14)

Less: Depreciation and amortization				46	47
Interest expense				34	21
Interest income				(1)	(2)

Income before income taxes				$175	$228

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $30 million (14%) and $14 million (19%), respectively, during the third quarter of 2009 compared to the third quarter of 2008 primarily reflecting a decline in worldwide RevPAR and other franchise fees, partially offset by lower marketing expenses.

The decline in net revenues reflects (i) a $19 million decrease in domestic royalty, marketing and reservation revenues primarily due to a RevPAR decline of 16%; (ii) a $5 million decrease in other franchise fees principally related to lower termination and transfer volume; (iii) $4 million of lower reimbursable revenues recorded within our property management business; and (iv) a $3 million decrease in international royalty, marketing and reservation revenues resulting from a RevPAR decrease of 22%, or 19% excluding the impact of foreign exchange movements, partially offset by a 10% increase in international rooms. Such decreases in net revenues were partially offset by a $1 million increase in ancillary revenue. The RevPAR decline was driven by industry-wide occupancy and rate declines. The $4 million of lower reimbursable revenues recorded within our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are entitled to be fully reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in costs at our managed properties due to lower occupancy, as well as a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by (i) a decrease of $19 million in marketing and related expenses primarily due to lower spend across our brands as a result of a decline in related marketing fees received, as well as the timing of spend and (ii) the absence of $4 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details). Such amounts were partially offset by (i) $4 million of higher bad debt expense as a result of the industry downturn; (ii) $3 million of incremental costs due to remediation efforts on technology compliance initiatives; (iii) $2 million of increased costs associated with ancillary services provided to franchisees; and (iv) the absence of $2 million of income associated with the sale of a non-strategic asset during the third quarter of 2008.

As of September 30, 2009, we had approximately 7,040 properties and 590,900 rooms in our system. Additionally, our hotel development pipeline included approximately 1,000 hotels and approximately 110,800 rooms, of which 41% were international and 50% were new construction as of September 30, 2009.

Vacation Exchange and Rentals

Net revenues decreased $27 million (8%), while EBITDA increased $2 million (2%) during the third quarter of 2009 compared with the third quarter of 2008. Net revenue and expense decreases include $24 million and $11 million, respectively, of currency impacts from a stronger U.S. dollar compared to other foreign currencies. The decrease in net revenues reflects a $14 million decrease in net revenues from rental transactions and related services, a $9 million decrease in ancillary revenues and a $4 million decrease in annual dues and exchange revenues. EBITDA further includes the impact of $15 million in cost savings from overhead reductions and benefits related to organizational realignment initiatives and $6 million of lower volume-related expenses, partially offset by $1 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts.

Net revenues generated from rental transactions and related services decreased $14 million (7%) during the third quarter of 2009 compared with the third quarter of 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $5 million (3%) during the third quarter of 2009 driven by a 2% increase in rental transaction volume primarily resulting from increased volume at (i) our U.K. cottage business due to successful marketing and promotional offers as well as increased functionality of its new web platform and (ii) our Landal business, which benefited from enhanced marketing programs. Such favorability was partially offset by lower member rentals, which we believe was a result of members reducing the number of extra vacations primarily due to the downturn in the economy. Average net price per rental increased 1% primarily resulting from a change in the mix of various rental offerings, with favorable impacts by our member rental and U.K. cottage businesses, partially offset by an unfavorable impact at our Landal business.

Annual dues and exchange revenues decreased $4 million (4%) during the third quarter of 2009 compared with the third quarter of 2008. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues remained flat driven by a 3% decline in revenue generated per member, offset by a 3% increase in the average number of members primarily due to the enrollment of approximately 135,000 members at the beginning of 2009 resulting from our Disney Vacation Club affiliation. The decrease in revenue per member was due to lower exchange transactions and subscription fees, partially offset by the impact of higher exchange transaction pricing. We believe that the lower revenue per member reflects: (i) recent heightened economic uncertainty; (ii) lower subscription fees primarily due to member retention programs offered at multiyear discounts; and (iii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per member.

A decrease in ancillary revenues of $9 million was driven by (i) $4 million from various sources, which include fees from additional services provided to transacting members, fees from our credit card loyalty program and fees generated from programs with affiliated resorts; (ii) $4 million in travel revenue primarily due to our termination of a low margin travel service contract; and (iii) $1 million due to the unfavorable impact of foreign exchange movements.

In addition, EBITDA was positively impacted by a decrease in expenses of $29 million (12%) driven by (i) $15 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives; (ii) the favorable impact of foreign currency translation on expenses of $11 million; (iii) $6 million of lower volume-related expenses; and (iv) the absence of $2 million of costs incurred during the third quarter of 2008 relating to organizational realignment initiatives (see Restructuring Plan for more details). Such decreases were partially offset by $1 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts.

Vacation Ownership

Net revenues and EBITDA decreased $153 million (23%) and $24 million (19%), respectively, during the third quarter of 2009 compared with the third quarter of 2008.

During October 2008, in response to an uncertain credit environment, we announced plans to (i) refocus our vacation ownership sales and marketing efforts, which resulted in fewer tours, and (ii) concentrate on consumers with higher credit quality beginning in the fourth quarter of 2008. As a result, operating results for the third quarter of 2009 reflect decreased gross VOI sales, decreased marketing and employee-related expenses, lower cost of VOI sales and the recognition of previously deferred revenue as a result of continued construction of resorts under development.

Gross sales of VOIs at our vacation ownership business decreased $200 million (35%) during the third quarter of 2009, driven principally by a 48% decrease in tour flow, partially offset by an increase of 25% in VPG. Tour flow was negatively impacted by the closure of over 85 sales offices since October 1, 2008 related to our organizational realignment initiatives. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales being upgrades to existing owners during the third quarter of 2009 as compared to the third quarter of 2008 as a result of changes in the mix of tours. Such results were partially offset by a $4 million increase in ancillary revenues associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $7 million and $7 million, respectively, during the third quarter of 2009 primarily due to higher management fees earned as a result of rate increases and growth in the number of units under management. In addition, EBITDA was positively impacted due to cost containment initiatives implemented during 2009 and in the fourth quarter of 2008.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. During the third quarter of 2009, we continued construction on resorts where VOI sales were primarily generated during 2008, resulting in the recognition of $36 million of revenue previously deferred under the percentage-of-completion method of accounting compared to $2 million of deferred revenue during the third quarter of 2008. Accordingly, net revenues and EBITDA comparisons were positively impacted by $33 million (including the impact of the provision for loan losses) and $18 million, respectively, as a result of the net increase in the recognition of revenue previously deferred under the percentage-of-completion method of accounting.

Our net revenues and EBITDA comparisons were negatively impacted by $3 million and $4 million, respectively, during the third quarter of 2009 due to net interest income of $73 million earned on contract receivables during the third quarter of 2009 as compared to $77 million during the third quarter of 2008. Such decrease was primarily due to higher interest costs during the third quarter 2009 and a decline in our contract receivable portfolio. We incurred interest expense of $35 million on our securitized debt at a weighted average interest rate of 8.9% during the third quarter of 2009 compared to $34 million at a weighted average interest rate of 5.5% during the third quarter of 2008. Our net interest income margin decreased from 69% during the third quarter of 2008 to 68% during the third quarter of 2009 due to a 349 basis point increase in our weighted average interest rate and a decline in our contract receivable portfolio.

In addition, EBITDA was positively impacted by $145 million (35%) of decreased expenses, exclusive of incremental property management expenses and interest expense on our securitized debt, primarily resulting from (i) $64 million of decreased marketing expenses due to the reduction in our sales pace; (ii) $51 million of lower employee-related expenses primarily due to lower sales commission and administration costs as well as cost savings related to organizational realignment initiatives; and (iii) $41 million of decreased cost of VOI sales due to the planned reduction in VOI sales. Such decreases were partially offset by $11 million of increased costs associated with maintenance fees on unsold inventory.

Corporate and Other

Corporate and Other expenses increased $4 million during the third quarter of 2009 compared with the third quarter of 2008. Such increase primarily includes (i) increased corporate expenses primarily related to $2 million of higher employee incentive programs and $1 million of hedging activity and (ii) $1 million increase in net expense related to the resolution of and adjustment to certain contingent liabilities and assets.

Other Income, Net

Other income, net decreased $3 million during the three months ended September 30, 2009 as compared to the same period in 2008 primarily as a result of (i) the absence of $2 million of income associated with the sale of a non-strategic asset at our lodging business and (ii) a $2 million decline in net earnings from equity investments. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $13 million during the three months ended September 30, 2009 compared with the same period during 2008 as a result of (i) an $11 million increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see Note 6 — Long-Term Debt and Borrowing Arrangements) and (ii) a $2 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. We expect these trends of higher interest incurred on our long-term debt facilities and lower capitalized interest to continue into 2010 and anticipate an increase of interest expense of $25 million to $35 million in full year 2010 as compared to full year 2009. Interest income decreased $1 million during the three months September 30, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of a lower rates earned on investments.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

Our consolidated results are as follows:

	Nine Months Ended September 30,
	2009	2008	Change

Net revenues	$2,837	$3,370	$(533)
Expenses	2,392	2,871	(479)

Operating income	445	499	(54)
Other income, net	(4)	(9)	5
Interest expense	79	59	20
Interest income	(5)	(8)	3

Income before income taxes	375	457	(82)
Provision for income taxes	155	175	(20)

Net income	$220	$282	$(62)

During the nine months ended September 30, 2009, our net revenues decreased $533 million (16%) principally due to (i) a $584 million decrease in gross sales of VOIs at our vacation ownership businesses reflecting the planned reduction in tour flow, partially offset by an increase in VPG; (ii) a $72 million decrease in net revenues in our lodging business primarily due to global RevPAR weakness and a decline in reimbursable revenues, partially offset by incremental revenues contributed from the acquisition of U.S. Franchise Systems, Inc. (“USFS”); (iii) a $60 million decrease in net revenues from rental transactions at our vacation exchange and rentals business due to a decrease in the average net price per rental, including the $68 million unfavorable impact of foreign exchange movements; (iv) a $34 million decrease in ancillary revenues at our vacation exchange and rentals business from various sources, including the impact from our termination of a low margin travel service contract; (v) an increase in our provision for loan losses of $32 million primarily related to a higher estimate of uncollectible receivables as a percentage of VOI sales financed; and (vi) a $21 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including the $19 million unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members. Such decreases were partially offset by (i) a net increase of $229 million in the recognition of revenue previously deferred under the percentage-of-completion method of accounting at our vacation ownership business; (ii) $19 million of incremental property management fees within our vacation ownership business primarily as a result of rate increases and growth in the number of units under management; (iii) an $11 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in our contract receivable portfolio; and (iv) a $10 million increase in ancillary revenues at our vacation ownership business associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales. The net revenue decrease at our vacation exchange and rentals business includes the unfavorable impact of foreign currency translation of $91 million.

Total expenses decreased $479 million (17%) principally reflecting (i) a $230 million decrease in marketing and reservation expenses primarily resulting from the reduced sales pace at our vacation ownership business and lower marketing and related spend at our lodging business; (ii) $178 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration costs and cost savings related to organizational realignment initiatives; (iii) $140 million of decreased cost of VOI sales due to the expected decline in VOI sales; (iv) the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $70 million; (v) $45 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives at our vacation exchange and rentals business; (vi) the absence of a $28 million non-cash impairment charge recorded during the first quarter of 2008 due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; (vii) $13 million of decreased payroll costs paid on behalf of property owners in our lodging business; and (viii) $11 million of lower volume-related expenses at our vacation exchange and rentals business. These decreases were partially offset by (i) a net increase of $90 million of expenses related to the recognition of revenue previously deferred at our vacation ownership business, as discussed above; (ii) $41 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory, our trial membership marketing program and sales incentives awarded to owners; (iii) an increase of $40 million of costs across our businesses due to organizational realignment initiatives (see Restructuring Plan for more details); (iv) $15 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts at our vacation exchange and rentals business; (v) $11 million of higher corporate costs primarily related to hedging activity, severance, employee incentive programs and additional rent associated with the consolidation of two leased facilities into one, partially offset by cost savings initiatives; (vi) $11 million of incremental expenses at our lodging business related to bad debt expense and remediation efforts on technology compliance initiatives; (vii) a $9 million increase in consumer financing interest expenses primarily related to an increase in interest rates, partially offset by decreased average borrowings on our securitized debt facilities; (viii) a non-cash charge of $8 million at our vacation ownership business to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans; and (ix) a $5 million increase in expenses at our lodging business as a result of our acquisition of USFS.

Other income, net decreased $5 million primarily as a result of a decline in net earnings from equity investments, the absence of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party and the absence of income associated with the sale of a non-strategic asset at our lodging business, partially offset by higher gains associated with the sale of non-strategic assets at our vacation ownership business. Such amounts are included within our segment EBITDA results. Interest expense increased $20 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to an increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see Note 6 — Long-Term Debt and Borrowing Arrangements) and lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $3 million during the nine months ended September 30, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments. Our effective tax rate increased from 38% during the nine months ended September 30, 2008 to 41% during the nine months ended September 30, 2009 primarily due to a $4 million write-off of deferred tax assets that were associated with stock based compensation, which were in excess of our pool of excess tax benefits available to absorb tax deficiencies. Excluding the tax impact on legacy related matters, we expect our full year 2009 effective tax rate will approximate 39%.

As a result of these items, our net income decreased $62 million (22%) as compared to the nine months ended September 30, 2008.

Following is a discussion of the results of each of our reportable segments during the nine months ended September 30, 2009:

	Net Revenues			EBITDA
	2009	2008	% Change	2009	2008	% Change

Lodging	$511	$583	(12)	$143	$179	(20)
Vacation Exchange and Rentals	894	1,009	(11)	240	252	(5)
Vacation Ownership	1,437	1,786	(20)	255	248	3

Total Reportable Segments	2,842	3,378	(16)	638	679	(6)
Corporate and Other (a)	(5)	(8)	*	(55)	(34)	*

Total Company	$2,837	$3,370	(16)	583	645	(10)

Less: Depreciation and amortization				134	137
Interest expense				79	59
Interest income				(5)	(8)

Income before income taxes				$375	$457

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $72 million (12%) and $36 million (20%), respectively, during the nine months ended September 30, 2009 compared to the same period in 2008 primarily reflecting a decline in worldwide RevPAR and other franchise fees, partially offset by lower marketing expenses and the impact of the USFS acquisition.

The acquisition of USFS contributed incremental net revenues and EBITDA of $11 million and $6 million, respectively. Excluding the impact of this acquisition, net revenues declined $83 million reflecting (i) a $48 million decrease in domestic royalty, marketing and reservation revenues primarily due to a RevPAR decline of 15%; (ii) $13 million of lower reimbursable revenues earned by our property management business; (iii) a $12 million decrease in other franchise fees principally related to lower termination and transfer volume; and (iv) a $10 million decrease in international royalty, marketing and reservation revenues resulting from a RevPAR decrease of 23%, or 18% excluding the impact of foreign exchange movements, partially offset by a 10% increase in international rooms. The RevPAR decline was driven by industry-wide occupancy and rate declines. The $13 million of lower reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of property owners, for which we are entitled to be fully reimbursed by the property owner. As the reimbursements are made based upon cost with no added margin, the recorded revenue is offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in costs at our managed properties due to lower occupancy, as well as a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by (i) a decrease of $43 million in marketing and related expenses primarily due to lower spend across our brands as a result of a decline in related marketing fees received, as well as the timing of spend and (ii) $1 million of lower costs relating to organizational realignment initiatives (see Restructuring Plan for more details). Such decreases were partially offset by (i) $7 million of higher bad debt expense as a result of the industry downturn; (ii) $4 million of incremental costs due to remediation efforts on technology compliance initiatives; (iii) the absence of $2 million of income associated with the assumption of a credit card marketing program obligation by a third party during the second quarter of 2008; and (iv) the absence of $2 million of income associated with the sale of a non-strategic asset during the third quarter of 2008.

Vacation Exchange and Rentals

Net revenues and EBITDA decreased $115 million (11%) and $12 million (5%), respectively, during the nine months ended September 30, 2009 compared with the same period during 2008. Net revenue and expense decreases include $91 million and $70 million, respectively, of currency impacts from a stronger U.S. dollar compared to other foreign currencies. The decrease in net revenues reflects a $60 million decrease in net revenues from rental transactions and related services, a $34 million decrease in ancillary revenues and a $21 million decrease in annual dues and exchange revenues. EBITDA further includes the net impact of $45 million in cost savings from overhead reductions and benefits related to organizational realignment initiatives and $11 million of lower volume-related expenses, partially offset by $15 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts.

Net revenues generated from rental transactions and related services decreased $60 million (12%) during the nine months ended September 30, 2009 compared with the same period during 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $8 million (2%) during the nine months ended September 30, 2009 as rental transaction volume increased 1% primarily driven by increased volume at (i) our U.K. cottage business due to successful marketing and promotional offers as well as increased functionality of its new web platform and (ii) our Landal business, which benefited from enhanced marketing programs. Such favorability was partially offset by lower member rentals, which we believe was a result of members reducing the number of extra vacations and a decline in volume at our Novasol European vacation rental business, both primarily due to the downturn in the economy. Average net price per rental remained flat primarily resulting from a change in the mix of various rental offerings, with favorable impacts by our Landal and U.K. cottage rental businesses offset by unfavorable impacts at our member rental business.

Annual dues and exchange revenues decreased $21 million (6%) during the nine months ended September 30, 2009 compared with the same period during 2008. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues declined $2 million driven by a 4% decline in revenue generated per member, partially offset by a 3% increase in the average number of members primarily due to the enrollment of approximately 135,000 members at the beginning of 2009 resulting from our Disney Vacation Club affiliation. The decrease in revenue per member was due to lower exchange transactions and subscription fees, partially offset by the impact of higher exchange transaction pricing. We believe that the lower revenue per member reflects: (i) recent heightened economic uncertainty; (ii) lower subscription fees due primarily to member retention programs offered at multiyear discounts; and (iii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per member.

A decrease in ancillary revenues of $34 million was driven by (i) $15 million from various sources, which include fees from additional services provided to transacting members, fees from our credit card loyalty program and fees generated from programs with affiliated resorts; (ii) $14 million in travel revenue primarily due to our termination of a low margin travel service contract; and (iii) $5 million due to the unfavorable impact of foreign exchange movements.

In addition, EBITDA was positively impacted by a decrease in expenses of $103 million (14%) driven by (i) the favorable impact of foreign currency translation on expenses of $70 million; (ii) $45 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives; and (iii) $11 million of lower volume-related expenses. Such decreases were partially offset by (i) $15 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts and (ii) $5 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Vacation Ownership

Net revenues decreased $349 million (20%) while EBITDA increased $7 million (3%) during the nine months ended September 30, 2009 compared with the same period during 2008.

During October 2008, in response to an uncertain credit environment, we announced plans to (i) refocus our vacation ownership sales and marketing efforts, which resulted in fewer tours, and (ii) concentrate on consumers with higher credit quality beginning in the fourth quarter of 2008. As a result, operating results for the nine months ended September 30, 2009 reflect decreased gross VOI sales, the recognition of previously deferred revenue as a result of continued construction of resorts under development, decreased marketing and employee-related expenses, lower cost of VOI sales and costs related to realignment initiatives.

Gross sales of VOIs at our vacation ownership business decreased $584 million (38%) during the nine months ended September 30, 2009, driven principally by a 47% decrease in tour flow, partially offset by an increase of 19% in VPG. Tour flow was negatively impacted by the closure of over 85 sales offices since October 1, 2008 related to our organizational realignment initiatives. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales being upgrades to existing owners during the nine months ended September 30, 2009 as compared to the same period during 2008 as a result of changes in the mix of tours. Our provision for loan losses increased $32 million during the nine months ended September 30, 2009 as compared to the same period during 2008 primarily related to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such results were partially offset by a $10 million increase in ancillary revenues associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $19 million and $23 million, respectively, during the nine months ended September 30, 2009 primarily due to higher management fees earned as a result of rate increases and growth in the number of units under management. In addition, EBITDA was positively impacted due to cost containment initiatives implemented during 2009 and in the fourth quarter of 2008.

Under the percentage-of-completion method of accounting, a portion of the total revenue associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenue will be recognized in future periods as construction of the vacation resort progresses. During the nine months ended September 30, 2009, we continued construction on resorts where VOI sales were primarily generated during 2008, resulting in the recognition of $140 million of revenue previously deferred under the percentage-of-completion method of accounting compared to $89 million of deferred revenue during the same period during 2008. Accordingly, net revenues and EBITDA comparisons were positively impacted by $197 million (including the impact of the provision for loan losses) and $107 million, respectively, as a result of the net increase in the recognition of revenue previously deferred under the percentage-of-completion method of accounting. We anticipate a net benefit of approximately $170 million to $190 million during 2009 from the recognition of previously deferred revenue as construction of these resorts progresses.

Net revenues and EBITDA comparisons were favorably impacted by $11 million and $2 million, respectively, during the nine months ended September 30, 2009 due to net interest income of $223 million earned on contract receivables during the nine months ended September 30, 2009 as compared to $221 million during the nine months ended September 30, 2008. Such increase was primarily due to growth in our contract receivable portfolio, partially offset by higher interest costs during the nine months ended September 30, 2009 as compared to the same period during 2008. We incurred interest expense of $102 million on our securitized debt at a weighted average interest rate of 8.3% during the nine months ended September 30, 2009 compared to $93 million at a weighted average interest rate of 5.1% during the nine months ended September 30, 2008. Our net interest income margin decreased from 70% during the nine months ended September 30, 2008 to 69% during the nine months ended September 30, 2009 due to a 319 basis point increase in our weighted average interest rate, partially offset by $430 million of decreased average borrowings on our securitized debt facilities and growth in our contract receivable portfolio.

In addition, EBITDA was positively impacted by $451 million (37%) of decreased expenses, exclusive of incremental property management expenses and interest expense on our securitized debt, primarily resulting from (i) $187 million of decreased marketing expenses due to the reduction in our sales pace; (ii) $178 million of lower employee-related expenses primarily due to lower sales commission and administration costs and cost savings related to organizational realignment initiatives; (iii) $140 million of decreased cost of VOI sales due to the planned reduction in VOI sales; and (iv) the absence of a $28 million non-cash impairment charge recorded during the first quarter of 2008 due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand. Such decreases were partially offset by (i) $36 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details); (ii) $30 million of increased costs associated with maintenance fees on unsold inventory; (iii) a non-cash charge of $8 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans; (iv) $7 million of increased costs related to sales incentives awarded to owners; and (v) $4 million of increased costs related to our trial membership marketing program.

Corporate and Other

Corporate and Other expenses increased $24 million during the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. Such increase primarily includes (i) increased corporate expenses primarily due to $7 million of hedging activity, $5 million of severance and employee incentive programs and $3 million of other, including additional rent associated with the consolidation of two leased facilities into one, partially offset by $4 million of cost savings initiatives; (ii) $6 million of net expense related to the resolution of and adjustment to certain contingent liabilities and assets; (iii) the absence of a $4 million net benefit related to the resolution of and adjustment to certain contingent liabilities and assets recorded during 2008; and (iv) $1 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Other Income, Net

Other income, net decreased $5 million during the nine months ended September 30, 2009 as compared to the same period in 2008. Such decrease includes (i) a $3 million decline in net earnings from equity investments; (ii) the absence of $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party; and (iii) the absence of $2 million of income associated with the sale of a non-strategic asset at our lodging business, partially offset by $2 million of higher gains associated with the sale of non-strategic assets at our vacation ownership business. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $20 million during the nine months ended September 30, 2009 compared with the same period during 2008 as a result of (i) a $13 million increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see Note 6 — Long-Term Debt and Borrowing Arrangements) and (ii) $7 million of lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. We expect these trends of higher interest incurred on our long-term debt facilities and lower capitalized interest to continue into 2010 and anticipate an increase of interest expense of $25 million to $35 million in full year 2010 as compared to full year 2009. Interest income decreased $3 million during the nine months ended September 30, 2009 compared with the same period during 2008 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. As a result, we recorded $46 million in incremental restructuring costs during the nine months ended September 30, 2009 and $6 million during both the three and nine months ended September 30, 2008. Such strategic realignment initiatives included:

Lodging

We continued the operational realignment of our lodging business, which began during 2008, to enhance its global franchisee services, promote more efficient channel management to further drive revenue at franchised locations and managed properties and position the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded $3 million in costs during the nine months ended September 30, 2009 and $4 million during both the three and nine months ended September 30, 2008 primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. Such plan resulted in $6 million in restructuring costs during nine months ended September 30, 2009 and $2 million during both the three and nine months ended September 30, 2008.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we have decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced cash flow. Such realignment includes the elimination of certain positions, the termination of leases of certain sales and administrative offices, the termination of development projects and the write-off of assets related to the sales and administrative offices and cancelled development projects. These initiatives resulted in costs of $36 million during the nine months ended September 30, 2009.

Corporate and Other

We identified opportunities at our corporate business to reduce costs by enhancing organizational efficiency and consolidating and rationalizing existing processes. As a result, we recorded $1 million in restructuring costs during the nine months ended September 30, 2009.

Total Company

During the nine months ended September 30, 2009, as a result of these strategic realignments, we recorded $46 million of incremental restructuring costs related to such realignments, including a reduction of approximately 370 employees (all of whom were terminated as of September 30, 2009), and reduced our liability with $45 million in cash payments and $15 million of other non-cash items. The remaining liability of $26 million is expected to be paid in cash; $5 million of personnel-related by September 2010 and $21 million of primarily facility-related by September 2017. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and anticipate annual net savings from such initiatives of approximately $160 million to $180 million beginning in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	September 30,	December 31,
	2009	2008	Change

Total assets	$9,342	$9,573	$(231)
Total liabilities	6,715	7,231	(516)
Total stockholders’ equity	2,627	2,342	285

Total assets decreased $231 million from December 31, 2008 to September 30, 2009 due to (i) a $176 million decrease in vacation ownership contract receivables, net from decreased VOI sales and inventory resulting from the decline in our level of vacation ownership development; (ii) an $81 million decrease in trade receivables, net, primarily due to seasonality at our European vacation rentals businesses and a decline in ancillary revenues at our vacation ownership business; (iii) a $53 million decline in deferred income taxes primarily attributable to utilization of net operating loss carryforwards; (iv) a $36 million decrease in other current assets primarily due to the recognition of VOI sales commissions that were previously deferred and a decline in other receivables at our vacation ownership business related to lower revenues from ancillary services, partially offset by increased assets available for sale resulting from certain vacation ownership properties and related assets that are no longer consistent with our development plans; (v) a $24 million decrease in property and equipment primarily related to the termination of certain property development projects and the write-off of related assets in connection with our organizational realignment initiatives within our vacation ownership business, partially offset by increased leasehold improvements, furniture and fixtures and equipment at corporate primarily related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009; (vi) a $24 million decrease in prepaid expenses due to lower prepaid commissions and decreased marketing activity related to the reduced sales pace at our vacation ownership business, as well as lower prepaid catalogue printing costs at our vacation exchange and rentals business; and (vii) a $16 million decrease in franchise agreements and other intangibles, net, primarily related to the amortization of franchise agreements at our lodging business. Such decreases were partially offset by (i) a $112 million increase in other non-current assets primarily due to the call option transactions we entered into concurrent with the sale of the convertible notes, which is discussed in greater detail in Note 6—Long-Term Debt and Borrowing Arrangements; (ii) an increase of $34 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”; and (iii) a $33 million net increase in goodwill related to the impact of currency translation at our vacation exchange and rentals business.

Total liabilities decreased $516 million primarily due to (i) a $210 million decrease in deferred income primarily resulting from the recognition of previously deferred revenues due to the continued construction of VOI resorts; (ii) a $206 million net decrease in our securitized vacation ownership debt (see Note 6—Long-Term Debt and Borrowing Arrangements);

(iii) a $69 million decrease in accounts payable primarily due to the impact of the reduced sales pace at our vacation ownership business, seasonality at our European vacation rental businesses and the timing of payments on accounts payable at corporate related to the consolidation of two leased facilities into one; (iv) a $60 million decrease in accrued expenses and other current liabilities primarily due to a decrease in accrued restructuring liabilities at our vacation ownership business related to payments made during 2009 and lower customer deposits and marketing accruals related to the reduced sales pace at our vacation ownership business, partially offset by increased accrued interest related to our May 2009 debt issuances; and (v) a $37 million decrease in due to former Parent and subsidiaries resulting from the payment of a contingent litigation liability (see “Separation Adjustments and Transactions with Former Parent and Subsidiary”). Such decreases were partially offset by (i) a $59 million increase in deferred income taxes primarily attributable to movement in our other comprehensive income and (ii) a net increase of $5 million in our other long-term debt reflecting a derivative liability related to the bifurcated conversion feature entered into concurrent with our May 2009 debt issuances, partially offset by higher net principal payments on our revolving credit facility.

Total stockholders’ equity increased $285 million due to (i) $220 million of net income generated during the nine months ended September 30, 2009; (ii) $39 million of currency translation adjustments; (iii) a change of $28 million in deferred equity compensation; (iv) $13 million of unrealized gains on cash flow hedges; and (v) $11 million related to the issuance of warrants to certain counterparties concurrent with the sale of convertible notes during May 2009. Such increases were partially offset by (i) the payment of $22 million in dividends and (ii) a $4 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards.

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

On October 23, 2009, we renewed our 364-day, non-recourse, securitized vacation ownership bank conduit facility with a term through October 2010. The capacity for this facility was reduced from $943 million to $600 million, which is consistent with our decision to reduce vacation ownership interest sales and our projected future funding needs. At the time of closing on October 23, 2009, the $600 million bank conduit facility had available capacity of approximately $430 million. The outstanding balance on our previous bank conduit facility was repaid on October 8, 2009.

CASH FLOWS

During the nine months ended September 30, 2009 and 2008, we had a net change in cash and cash equivalents of $34 million and $18 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2009	2008	Change

Cash provided by/(used in):
Operating activities	$569	$146	$423
Investing activities	(138)	(295)	157
Financing activities	(411)	182	(593)
Effects of changes in exchange rate on cash and cash equivalents	14	(15)	29

Net change in cash and cash equivalents	$34	$18	$16

Operating Activities

During the nine months ended September 30, 2009, net cash provided by operating activities increased $423 million as compared to the nine months ended September 30, 2008, which principally reflects (i) lower originations of our vacation ownership contract receivables due to our previously announced initiative to reduce our 2009 VOI sales pace; (ii) lower investments in inventory at our vacation ownership and vacation exchange and rentals businesses; (iii) lower trade accounts receivables primarily due to lower revenues across our vacation ownership and lodging businesses; (iv) a reduction of prepaid commissions related to VOI sales; and (v) an increase in our provision for loan losses due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed. Such increase in cash inflows was partially offset by (i) a reduction of deferred revenues related to VOI sales under the percentage of completion method of accounting; (ii) lower earnings at our lodging and vacation exchange and rentals businesses, which is discussed in further detail in “Nine Months Ended Results of Operations”; and (iii) payment of contingent litigation liabilities recorded in due to former Parent and subsidiaries, which is discussed in greater detail in “Separation Adjustments and Transactions with Former Parent and Subsidiaries”.

Investing Activities

During the nine months ended September 30, 2009, net cash used in investing activities decreased $157 million as compared with the nine months ended September 30, 2008, which principally reflects (i) the absence of acquisition-related-payments of $135 million primarily due to the acquisition of USFS; (ii) $24 million decrease in property and equipment additions across our business units, partially offset by higher leasehold improvements related to the consolidation of two leased facilities into one; (iii) a net change in cash flows from escrow deposits restricted cash of $10 million primarily due to the release of restricted cash for renovation projects that have been completed at our vacation exchange and rentals and vacation ownership businesses; and (iv) lower equity investments and development advances of $7 million primarily within our lodging business. Such decreases in cash outflows were partially offset by an increase of $16 million in cash outflows from securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivable securitizations.

Financing Activities

During the nine months ended September 30, 2009, net cash used in financing activities increased $593 million as compared with the nine months ended September 30, 2008, which principally reflects (i) $363 million of higher net principal payments related to other borrowings and (ii) $210 million of higher net principal payments related to securitized vacation ownership debt. The proceeds from our May 2009 debt issuances were primarily utilized to reduce the principal amount outstanding under our revolving credit facility. Concurrent with the sale of the convertible notes, we entered into convertible note hedge and warrant transactions with certain counterparties that resulted in a net cash outflow of $31 million. Such net cash outflows were partially offset by the absence of $15 million spend on our stock repurchase program during the nine months ended September 30, 2008.

Capital Deployment

We intend to continue to invest in selected capital improvements and technological improvements in our lodging, vacation ownership and vacation exchange and rentals and corporate businesses. In addition, we may seek to acquire additional franchise agreements, property management contracts, ownership interests in hotels as part of our mixed-use properties strategy, and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We are focusing on cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to transform our cash and earnings profile, primarily by rebalancing the cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses.

We spent $109 million on capital expenditures during the nine months ended September 30, 2009 including leasehold improvements related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, the improvement of technology and maintenance of technological advantages and routine improvements. During 2009, we anticipate spending approximately $120 million to $130 million on routine capital expenditures and an additional $25 million related to the consolidation of two leased facilities into one for total capital expenditures of $145 million to $155 million. In addition, we spent $169 million relating to vacation ownership development projects during the nine months ended September 30, 2009. We believe that our vacation ownership business will have adequate inventory through 2011 and thus we plan to sell the vacation ownership inventory that is currently on our balance sheet and complete vacation ownership projects currently under development. As a result, we anticipate spending approximately $175 million to $225 million on vacation ownership development projects during 2009 and approximately $100 million during 2010. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

Share Repurchase Program

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

Contingent Tax Liabilities

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

The IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns. Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax provisions taken by Cendant for which we would be responsible under the tax sharing agreement. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows, which is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 15—Separation Adjustments and Transactions with Former Parent and Subsidiaries. At September 30, 2009, we had $273 million of tax liabilities pursuant to the Separation and Distribution Agreement, which are recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during the second half of 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	September 30,	December 31,
	2009	2008

Securitized vacation ownership debt:
Term notes	$1,305	$1,252
Previous bank conduit facility (a)	114	417
2008 bank conduit facility (b)	185	141

Total securitized vacation ownership debt	$1,604	$1,810

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (d)	21	576
9.875% senior unsecured notes (due May 2014) (e)	237	—
3.50% convertible notes (due May 2012) (f)	309	—
Vacation ownership bank borrowings (g)	163	159
Vacation rentals capital leases	139	139
Other	23	13

Total long-term debt	$1,989	$1,984

(a)	Represents the outstanding balance of our previous bank conduit facility which was repaid on October 8, 2009.

(b)	Represents a 364-day, $943 million, non-recourse vacation ownership bank conduit facility, with a term through November 2009, whose capacity is reduced by $87 million of borrowings on our previous bank conduit facility and is subject to our ability to provide additional assets to collateralize the facility. As of September 30, 2009, the total available capacity of the facility was $671 million. On October 23, 2009, we renewed this facility through October 2010 and reduced its capacity from $943 million to $600 million. At the time of closing, the renewed facility had available capacity of approximately $430 million.

(c)	The balance at September 30, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.

(d)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of September 30, 2009, we had $30 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $849 million.

(e)	Represents senior unsecured notes we issued during May 2009. Such balance represents $250 million aggregate principal less $13 million of unamortized discount.

(f)	Represents cash convertible notes we issued during May 2009. Such balance includes $187 million of debt ($230 million aggregate principal less $43 million of unamortized discount) and a liability with a fair value of $122 million related to a bifurcated conversion feature. Additionally, at

September 30, 2009, our convertible note hedge call options are recorded at their fair value of $122 million within other non-current assets in the Consolidated Balance Sheet.

(g)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which expires in June 2010.

2009 Debt Issuances

During 2009, we closed five term securitizations and a secured, revolving foreign credit facility. Additionally, we issued senior unsecured and convertible notes and renewed our securitized vacation ownership bank conduit facility. For further detailed information about such debt, see Note 6—Long-Term Debt and Borrowing Arrangements and Note 16—Subsequent Events.

Capacity

As of September 30, 2009, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,305	$1,305	$—
Previous bank conduit facility	114	114	—
2008 bank conduit facility	856	185	671

Total securitized vacation ownership debt (a)	$2,275	$1,604	$671

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	21	879
9.875% senior unsecured notes (due May 2014)	237	237	—
3.50% convertible notes (due May 2012)	309	309	—
Vacation ownership bank borrowings (c)	188	163	25
Vacation rentals capital leases (d)	139	139	—
Other	55	23	32

Total long-term debt	$2,925	$1,989	936

Less: Issuance of letters of credit (b)			30

			$906

(a)	These outstanding borrowings are collateralized by $2,947 million of underlying gross vacation ownership contract receivables and related assets. The capacity of our 2008 bank conduit facility of $943 million is reduced by $87 million of borrowings on our previous bank conduit facility. Such amount subsequently became available as capacity for our 2008 bank conduit facility as the outstanding balance on our previous bank conduit facility was repaid on October 8, 2009. The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of September 30, 2009, the available capacity of $879 million was further reduced by $30 million for the issuance of letters of credit.

(c)	These borrowings are collateralized by $254 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

Vacation Ownership Contract Receivables and Securitizations

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote special purpose entities (“SPEs”) that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. We continue to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The securitized assets of these bankruptcy-remote SPEs are not available to pay our general obligations. Additionally, the creditors of these SPEs have no recourse to us.

The assets and debt of these vacation ownership SPEs are as follows:

	September 30,	December 31,
	2009	2008

Securitized contract receivables, gross	$2,723	$2,748
Securitized restricted cash	183	155
Interest receivables on securitized contract receivables	20	22
Other assets (a)	21	4

Total securitized assets (b)	2,947	2,929

Securitized term notes	1,305	1,252
Securitized conduit facilities	299	558
Other liabilities (c)	32	47

Total securitized liabilities	1,636	1,857

Securitized assets in excess of securitized liabilities	$1,311	$1,072

(a)	Primarily includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $767 million and $889 million at September 30, 2009 and December 31, 2008, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30,	December 31,
	2009	2008

Securitized assets in excess of securitized liabilities	$1,311	$1,072
Non-securitized contract receivables	513	690
Secured contract receivables (*)	254	199
Allowance for loan losses	(372)	(383)

Total, net	$1,706	$1,578

(*)	Such receivables collateralize our secured, revolving foreign credit facility, whose balance was $163 million and $159 million as of September 30, 2009 and December 31, 2008, respectively.

Covenants

The revolving credit facility and unsecured term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.5 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2009, our interest coverage ratio was 23.8 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2009, our leverage ratio was 2.4 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2009, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our non-recourse, securitized note borrowings contains various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of September 30, 2009, all of our securitized pools were in compliance with applicable triggers.

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

Certain of these asset-backed securities are insured by monoline insurers. Currently, the monoline insurers that we have used in the past and other guarantee insurance providers are no longer AAA rated and remain under significant ratings pressure. Since monoline insurers are not positioned to write new policies, the cost of such insurance has increased and the insurance has become difficult or impossible to obtain due to (i) decreased competition in that business, including a reduced number of monolines that may issue new policies due to either (a) loss of AAA/Aaa ratings from the rating agencies or (b) lack of confidence of market participants in the value of such insurance and (ii) the increased spreads paid to bond investors. Since the beginning of 2008, none of our securitization transactions has been issued with monoline insurance.

Throughout 2008 and 2009, the asset-backed securities market and commercial paper markets in the United States suffered adverse market conditions. As a result, during 2009, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks. In response to the tightened asset-backed credit environment, our plan has been and continues to be to reduce our need to access the asset-backed securities market during 2009. In spite of the environment, we successfully accessed the term securitization market during 2009, as demonstrated by the closing of five term securitization transactions, which are discussed in further detail in Note 6 — Long-Term Debt and Borrowing Arrangements and Note 16 — Subsequent Events. However, the credit markets continue to provide limited access to issuers of vacation ownership receivables asset-backed securities.

Our vacation ownership business has begun to reduce its sales pace of VOIs from 2008 to 2009, as expected, by approximately 40%. Accordingly, we believe that the 2008 bank conduit facility, which was renewed on October 23, 2009 through October 2010 with capacity reduced to $600 million, should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sale of VOIs. The 2008 bank conduit facility had available capacity of $430 million as of the date of the closing of the renewal. The outstanding balance on our previous bank conduit facility was repaid on October 8, 2009.

At September 30, 2009, we had $849 million of availability under our revolving credit facility. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, they will negatively impact the cost of such borrowings. A continued disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our Wyndham Vacation Resorts Asia Pacific Pty Ltd. operations are funded by a 364-day secured, revolving foreign credit facility with a total capacity of AUD 213 million. We closed on a facility with capacity of AUD 193 million during June 2009 and an additional bank joined the facility during July 2009, increasing the capacity to AUD 213 million (see Note 6 — Long-Term Debt and Borrowing Arrangements). This facility had a total of $163 million outstanding as of

September 30, 2009 and is secured by consumer loan receivables, as well as a standard Wyndham Worldwide Corporation guaranty.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from fourteen surety providers in the amount of $1.4 billion, of which we had $536 million outstanding as of September 30, 2009. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace our conduit facility on its annual expiration date or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

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

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, on August 11, 2009, the letter of credit was reduced to $446 million. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $310 million and $343 million at September 30, 2009 and December 31, 2008, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with ASC 460, “Guarantees” (FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”) and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $310 million of Separation related liabilities is comprised of $5 million for litigation matters, $273 million for tax liabilities, $24 million for liabilities of previously sold businesses of Cendant, $6 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated ASC 460 guarantee amount exceeded the ASC 450, “Contingencies” (SFAS No. 5, “Accounting for Contingencies”) liability assumed at the date of Separation. In connection with these liabilities, $42 million are recorded in current due to former Parent and subsidiaries and $266 million are recorded in long-term due to former Parent and subsidiaries at September 30, 2009 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to the ASC 460 guarantees is recorded in other current liabilities at September 30, 2009 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, at September 30, 2009, we have $4 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million at December 31, 2008.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot be reasonably predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and we assumed a portion of the related indemnification obligations. As discussed above, for each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which we retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and we determined to pay the judgment. On July 23, 2009, we paid our portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, we are responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million at September 30, 2009.

•	Contingent tax liabilities Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. We will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, we recorded a gross up of our contingent tax liability and have a corresponding deferred tax asset of $32 million as of September 30, 2009.

During the first quarter of 2007, the Internal Revenue Service (“IRS”) opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. As of September 30, 2009, our accrual for outstanding Cendant contingent tax liabilities was $273 million. This liability will remain outstanding until tax audits related to taxable years 2003 through 2006 are completed or the statutes of limitations governing such tax years have passed. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. Our maximum exposure cannot be quantified as tax regulations are subject to interpretation and the outcome of tax audits or litigation is inherently uncertain.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses; (ii) liabilities relating to the Travelport sale, if any; and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/09-	10/1/10-	10/1/11-	10/1/12-	10/1/13-
	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14	Thereafter	Total

Securitized debt (a)	$291	$380	$190	$207	$204	$332	$1,604
Long-term debt (b)	176	345	324	11	249	884	1,989
Operating leases	67	59	45	32	25	111	339
Other purchase commitments (c)	184	104	62	7	4	182	543
Contingent liabilities (d)	42	268	—	—	—	—	310

Total (e)	$760	$1,156	$621	$257	$482	$1,509	$4,785

(a)	Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.

(b)	Excludes future cash payments related to interest expense on our 6.00% senior unsecured notes, term loan, 9.875% senior unsecured notes and convertible notes of $100 million during the twelve month period from 10/1/09-9/30/10, $97 million during the twelve month period from 10/1/10-9/30/11, $78 million during the period from 10/1/11-9/30/12, $73 million during the period from 10/1/12-9/30/13, $64 million during the twelve month period from 10/1/13-9/30/14 and $108 million thereafter.

(c)	Primarily represents commitments for the development of vacation ownership properties. Such total includes approximately $105 million of vacation ownership development commitments which we may terminate at minimal or no cost and 10/1/09 — 9/30/10 includes approximately $13 million of vacation ownership commitments that can be delayed until 2011 or later.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our Separation.

(e)	Excludes $28 million of our liability for unrecognized tax benefits associated with ASC 740 (FIN 48) since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters); war; pandemics or threat of pandemics; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

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

The global economy is currently undergoing a recession, and the future economic environment may continue to be less favorable than that of recent years. The hospitality industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic downturn has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lower demand for hospitality products and services. Declines in consumer and commercial spending adversely affect our revenues and profits. We are unable to predict the likely duration and severity of the current adverse economic conditions and disruptions in debt and equity capital markets in the United States and other countries.

The global stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many public companies, from time to time raise capital in debt and equity capital markets including in the asset-backed securities markets.

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

Our businesses are heavily regulated by the states or provinces (including local governments) and countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase and/or require us to modify substantially our business practices. If we are not in substantial compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, telemarketing, licensing, labor, employment, health care, immigration, corporate governance, gaming, environmental and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act, we may be subject to regulatory actions, fines, penalties and potential criminal prosecution.

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

In connection with our business, we and our service providers collect and retain significant volumes of personally identifiable information, including credit card numbers of our customers and other personally identifiable information of our customers, stockholders and employees. Our customers, stockholders and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and other jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, stockholder, employee or Company data by cybercrime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

The market price of our shares may fluctuate.

The market price of our common stock may fluctuate depending upon many factors some of which may be beyond our control, including: our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the failure of securities analysts to cover our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include: a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We cannot provide assurance that we will continue to pay dividends.

There can be no assurance that we will have sufficient surplus under Delaware law to be able to continue to pay dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board of Directors may also suspend the payment of dividends if the Board deems such action to be in the best interests of the Company or stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur, and our stock may in fact depreciate in value.

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

The IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns. Our recorded tax liabilities for these tax years represent our current best estimates of the probable outcome for certain tax positions taken by Cendant for which we would be responsible under the tax sharing agreement. The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. While we believe that the estimates and assumptions supporting our tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for us that are materially different than those reflected in our historical income tax provisions and recorded assets and liabilities. Further, there can be no assurance that the IRS will not propose adjustments to the returns for which we may be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. The result of an audit or litigation could have a material adverse effect on our income tax provision and/or net income in the period or periods to which such audit or litigation relates and/or cash flows in the period or periods during which taxes due must be paid.

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

WYNDHAM WORLDWIDE CORPORATION

Date: November 5, 2009	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: November 5, 2009	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10.1	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009.
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report