Form 10-K
period 2009-12-31
WYNDHAM WORLDWIDE CORP
filed 2010-02-19
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, was $2,135,260,065. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2010, the registrant had outstanding 178,821,742 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part I, Item 1A. of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

ITEM 1.	BUSINESS

OVERVIEW

As one of the world’s largest hospitality companies, we offer individual consumers and business customers a broad suite of hospitality products and services across various accommodation alternatives and price ranges through our portfolio of world-renowned brands. With more than 20 brands, which include Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Wyndham Rewards, Wingate by Wyndham, Microtel, RCI, The Registry Collection, Endless Vacation Rentals, Landal GreenParks, Cottages4You, Novasol, Wyndham Vacation Resorts and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets in the United States and throughout the rest of the world.

The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. We operate primarily in the lodging, vacation exchange and rentals, and vacation ownership segments of the hospitality industry. Nearly 60% of our revenues come from fees we receive in exchange for providing services and products. We refer to these as our “fee-for-service” businesses. For example, we receive fees in the form of royalties for our customers’ utilization of our brand names and for our provision of hotel and resort management and vacation exchange and rentals services. The remainder of our revenues comes from the proceeds received from sales of vacation ownership interests.

•	Our lodging business is the world’s largest hotel company (based on number of properties), franchising in the upscale, midscale, economy and extended stay segments of the lodging industry and providing hotel management services for full-service hotels globally. This is predominately a fee-for-service business that provides recurring revenue streams, requires low capital investment and produces strong cash flow;

•	Our vacation exchange and rentals business is the world’s largest vacation exchange network based on the number of vacation exchange members and among the world’s largest global marketers of vacation rental properties based on the number of vacation rental properties marketed. Through this business, we provide vacation exchange products and services and access to distribution systems and networks to resort developers and owners of intervals of vacation ownership interests, and we market vacation rental properties primarily on behalf of independent owners, vacation ownership developers and other hospitality providers. This is primarily a fee-for-service business that provides stable revenue streams, requires low capital investment and produces strong cash flow; and

•	We have the largest vacation ownership business in the world when measured by the number of resorts, units, or owners. Through our vacation ownership business, we develop, market and sell vacation ownership interests to individual consumers, provide consumer financing in connection with the sale of vacation ownership interests and provide property management services at resorts. While the vacation ownership business has historically been capital intensive, a central strategy for Wyndham Worldwide is to leverage our scale and marketing expertise to pursue low-capital requirement, fee-for-service business relationships that produce strong cash flow.

Our mission is to be the leader in travel accommodations, welcoming our guests to iconic brands and vacation destinations through our signature “Count On Me!” service. We also have a strong commitment to increasing shareholder value. Our strategies to achieve these objectives are to:

•	Increase market share by delivering excellent service to drive customer, consumer and associate satisfaction

•	Grow cash flow and operating margins through superior execution in all of our businesses

•	Rebalance the Wyndham Worldwide portfolio to emphasize our fee-for-service business models

•	Attract, retain and develop human capital across our organization

•	Support and promote Wyndham Green and Wyndham Diversity initiatives

We strive to provide value-added products and services that are intended to both enhance the travel experience of the individual consumer and drive revenues to our business customers. The depth and breadth of our businesses across different segments of the hospitality industry provide us with the opportunity to expand our relationships with our existing individual consumers and business customers in one or more segments of our business by offering them additional or alternative products and services from our other segments. Historically, we have pursued what we believe to be financially-attractive entry points in the major global hospitality markets to strengthen our portfolio of products and services.

Our lodging, vacation exchange and rentals and vacation ownership businesses all have both domestic and international operations. During 2009, we derived 76% of our revenues in the United States and 24% internationally. For a discussion of our segment revenues, profits, assets and geographical operations, see the notes to financial statements of this Annual Report. For additional information concerning our business, see Item 2. Properties, of this Annual Report.

History and Development

Wyndham Worldwide’s corporate history can be traced back to the 1990 formation of Hospitality Franchise Systems (which changed its name to HFS Incorporated, or HFS). The company initially began as a hotel franchisor that later expanded its hospitality business and became a major real estate and car rental franchisor. In December 1997, HFS merged with CUC International, Inc., or CUC, to form Cendant Corporation (which changed its name to Avis Budget Group, Inc. in September 2006).

During July 2006, Cendant transferred to Wyndham Worldwide all of the assets and liabilities of Cendant’s Hospitality Services (including Timeshare Resorts) businesses and, on July 31, 2006, Cendant distributed all of the shares of Wyndham Worldwide common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Each of our lodging, vacation exchange and rentals and vacation ownership businesses has a long operating history. Our lodging business began with the Howard Johnson and Ramada brands which opened their first hotels in 1954. RCI, the best known brand in our vacation exchange and rentals business, was established 36 years ago, and our vacation ownership brands, Wyndham Vacation Resorts and Wyndham Resort Development Corporation, which operates as WorldMark by Wyndham, began vacation ownership operations in 1980 and 1989, respectively.

Our well-known family of hospitality brands has been assembled over a period of time. The following is a timeline of our significant brand acquisitions:

1990:	Howard Johnson and Ramada (US)
1992: Days Inn
1993: Super 8
1995: Knights Inn

1996:	Travelodge North America Resort Condominiums International (RCI)
2001:	Cuendet Holiday Cottages Group Fairfield Resorts (now Wyndham Vacation Resorts)
2002:	Novasol Trendwest Resorts (now Worldmark by Wyndham)
2004:	Ramada International Landal GreenParks
2005: Wyndham Hotels and Resorts
2006: Baymont

2008: Microtel Inn & Suites and Hawthorn Suites

WYNDHAM HOTEL GROUP

Lodging Industry

The global lodging market consists of almost 128,000 hotels with combined annual revenues over $300 billion, or $2.3 million per hotel. The market is geographically concentrated, with the top 20 countries accounting for 80% of global rooms.

Companies in the lodging industry operate primarily under one of the following business models:

•	Franchise—Under the franchise model, a company typically grants the use of a brand name to owners of hotels that the company neither owns nor manages in exchange for royalty fees that are typically equal to a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and predictable cash flows. Owners of independent hotels increasingly have been affiliating their hotels with national lodging franchise brands as a means to remain competitive. During 2009, approximately 69% of the available hotel rooms in the U.S. were affiliated with a brand compared to only 46% in Europe and 40% in the Asia Pacific region. The 69% of U.S. hotel rooms affiliated with a brand during 2009 represents an increase of 80 basis points from 2008 and 130 basis points from 2007.

•	Management— Under the management model, a company provides professional oversight and comprehensive operations support to lodging properties that it owns and/or lodging properties owned by a third party in exchange for management fees, which may include incentive fees based on the financial performance of the properties.

•	Ownership—Under the ownership model, a company owns hotel properties and benefits financially from hotel revenues, earnings and appreciation in the value of the property.

Performance in the lodging industry is measured by the following key metrics:

•	average daily rate, or ADR;

•	average occupancy rate; and

•	revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate.

Demand in the global lodging industry is driven by, among other factors, business and leisure travel, both of which are significantly affected by the health of the economy. In a prosperous economy, demand is typically high, which leads to higher occupancy levels and permits increases in room rates. This cycle continues and ultimately spurs new hotel development. In a poor economy, demand deteriorates, which leads to lower occupancy levels and reduced rates. Demand outside the U.S. is also affected by demographics, airfare, trade and tourism, affluence and the freedom to travel.

The U.S. is the most dominant sector of the global lodging market with over 30% of the global room revenues. The U.S. lodging industry consists of over 52,000 hotels with combined annual revenues of almost $94 billion, or $1.8 million per hotel. There are approximately 4.8 million guest rooms at these hotels, of which 3.3 million rooms are affiliated with a hotel chain. The following table displays trends in the key performance metrics for the U.S. lodging industry over the last six years and for 2010 (estimate):

				Change in
Year	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

2004	61.4%	$86.29	$52.95	3.6%	4.2%	7.9%
2005	63.1%	91.08	57.51	2.9%	5.6%	8.6%
2006	63.3%	97.99	62.03	0.2%	7.6%	7.9%
2007	63.1%	104.15	65.67	(0.4)%	6.3%	5.9%
2008	60.3%	106.92	64.47	(4.4)%	2.7%	(1.8)%
2009	55.1%	97.51	53.71	(8.7)%	(8.8)%	(16.7)%
2010E	55.4%	95.43	52.90	0.6%	(2.1)%	(1.5)%

Sources: Smith Travel Research Global (“STR”) (2004 to 2009); PricewaterhouseCoopers (2010). 2010 data is as of January 25, 2010.

The following table depicts trends in revenues and new rooms added on a yearly basis over the last six years and for 2010 (estimate):

	Revenues	New Rooms	Changes in
Year	($bn)	(000s)	Revenues	New Rooms

2004	$113.6	81.3	8.0%	6.0%
2005	122.6	83.4	7.9%	2.6%
2006	133.4	138.9	8.8%	66.5%
2007	139.4	146.1	4.5%	5.2%
2008	142.8	134.9	2.4%	(7.7)%
2009	122.9	49.6	(13.9)%	(63.2)%
2010E	123.1	32.3	0.1%	(34.9)%

Sources: STR (2004 to 2009); PricewaterhouseCoopers (2010). 2010 data is as of January 25, 2010.

The U.S. lodging industry experienced negative RevPAR performance over the last two years, reflecting challenging economic conditions. The reduction in demand combined with a rise in supply have caused ADR declines during 2009. According to certain industry experts, the steepest declines in ADR appear to have already occurred; however, expectations are that ADR comparisons will remain negative in 2010 as supply growth is still expected to outpace demand. Until demand and occupancy rates show sustained positive growth in major markets, ADR is unlikely to improve. Nonetheless, certain industry experts expect the beginning of a recovery in travel to result in a 2.4% increase in U.S. hotel demand in 2010, which we believe will be predominately experienced in the luxury and upscale segments. Beyond 2010, certain industry experts project RevPAR in the U.S. to grow at an 8.0% compounded annual growth rate (“CAGR”) over the next three years (2011-2013).

Performance in the U.S. lodging industry is evaluated based upon chain scale segments, which are defined as follows:

•	Luxury—typically offers first class appointments and a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions).

•	Upscale—typically offers a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions).

•	Midscale—typically offers restaurants (“midscale with food and beverage”) or limited breakfast service (“midscale without food and beverage”), vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle).

•	Economy—typically offers a limited breakfast and airport shuttle.

The following table sets forth the key metrics for each chain scale segment and associated subsegments within the U.S. for 2009 as defined by STR:

		Change in
			Room
Segment	ADR	Demand	Supply	Occupancy	ADR	RevPAR

Luxury	Greater than $210	(0.6)%	8.9%	(8.7)%	(16.3)%	(23.6)%
Upper upscale	$125 to $210	(2.6)%	4.8%	(7.0)%	(11.5)%	(17.7)%
Upscale	$95 to $125	0.5%	9.6%	(8.4)%	(10.3)%	(17.8)%
Midscale with food-and-beverage	$65 to $95	(11.6)%	(1.2)%	(10.5)%	(6.1)%	(16.0)%
Midscale without food-and-beverage	$65 to $95	(3.5)%	7.0%	(9.8)%	(5.5)%	(14.8)%
Economy	Less than $65	(7.7)%	1.2%	(8.8)%	(6.8)%	(15.0)%
Total		(5.8)%	3.2%	(8.7)%	(8.8)%	(16.7)%

Source: STR

The European lodging industry consists of almost 43,000 hotels with combined annual revenues over $101 billion, or $2.4 million per hotel. There are approximately 3.3 million guest rooms at these hotels, of which 1.5 million rooms are affiliated with a hotel chain. The Asia Pacific lodging industry consists of almost 15,000 hotels with combined annual revenues over $54 billion, or $3.7 million per hotel. There are approximately 2.1 million guest rooms at these hotels, of which over 830 thousand are affiliated with a hotel chain. The following table displays changes in the key performance metrics for the European and Asia Pacific lodging industry during 2009 as compared to 2008:

	Change in
		Room
Region	Demand	Supply	Occupancy	ADR	RevPAR

Europe	(6.2)%	1.2%	(7.2)%	(15.5)%	(21.7)%
Asia Pacific	(3.5)%	3.0%	(6.3)%	(12.6)%	(18.1)%

Source: STR

Wyndham Hotel Group Overview

Our lodging business, Wyndham Hotel Group, is the world’s largest hotel company (based on number of properties) with the industry’s largest loyalty program, Wyndham Rewards (based on number of participating hotels). Over 86% of its revenues are derived from franchising activities. Wyndham Hotel Group does not own any hotels. Therefore, the business model is easily adaptable to changing economic environments due to low operating cost structures, which in combination with recurring fee streams yield high margins and predictable cash flows. Capital requirements are relatively low and mostly limited to technology expenditures to support core capabilities and any incentives we may employ to generate new business, such as key money and development advance notes to assist franchisees and hotel owners in converting to one of our brands or building a new hotel branded under a Wyndham Hotel Group brand.

Hotel Brands

Wyndham Hotel Group comprises 11 widely-known brands, over 7,100 hotels representing almost 597,700 rooms on six continents and another 950 hotels representing 108,100 rooms in the development pipeline as of December 31, 2009. Wyndham Hotel Group franchises in all segments of the industry and provides management services for full-service hotels globally. The following describes our widely-known lodging brands:

•	Days Inn® is a leading global brand in the economy segment with more guest rooms than any other economy brand in the world and over 1,850 properties worldwide. Under its ‘Best Value under the Sun’ marketing foundation, Days Inn hotels® offer value-conscious consumers free high speed internet as well as the Wyndham Rewards loyalty program. Most hotels also offer free Daybreak® breakfast, pools, restaurants and meeting rooms.

•	Super 8 Worldwide® is a leading global brand in the economy segment with almost 2,140 properties in the U.S., Canada and China. Super 8 has recently launched a brand refresh with a new logo and a fresh, new interior and exterior design program. Guests can depend on every Super 8 to deliver on the brand’s “8 point promise,” which includes complimentary SuperStart® breakfast, free high speed internet access, upgraded bath amenities, free in-room coffee, kids under 17 stay free and free premium cable or satellite TV as well as the Wyndham Rewards loyalty program.

•	Microtel Inns & Suites® is an award winning economy chain of more than 310 properties predominately throughout North America. For an unprecedented eight years in a row, the brand has been ranked highest in Overall Guest Satisfaction in the Economy/Budget Segment by J.D. Power and Associates, a distinction that no other company in any industry has achieved. Microtel is also the only prototypical, all new-construction brand in the economy segment. For the guest, this means a consistent experience featuring award-winning contemporary guest room and public area designs. For developers, Microtel provides hotel operators low cost of construction combined with support and guidance from ground break to grand opening as well as low cost of ongoing operations. Positioned in the upper-end of the economy segment, all properties offer complimentary continental breakfast, free wired and wireless internet access, free local and long distance calls and the Wyndham Rewards loyalty program.

•	Howard Johnson® is an iconic American hotel brand having pioneered hotel franchising in 1954. Today Howard Johnson has over 490 hotels in North America, Latin America, Asia and other international markets. In North America, the brand operates in the midscale and economy segments while internationally the brand includes mid-scale and upscale hotels. The Howard Johnson brand targets families and leisure travelers, providing complimentary continental “Rise and Dine®” breakfast and high speed internet access as well as the Wyndham Rewards loyalty program.

•	Travelodge® is hotel chain with 460 properties across North America. The brand operates primarily in the economy segment in the U.S. and in the midscale with food and beverage segment in Canada. Using its “Sleepy Bear” brand ambassador, Travelodge targets leisure travelers with a focus on those who prefer an active lifestyle of outdoor activity and offers guests complimentary Bear Bites® continental breakfast and free high speed internet access as well as the Wyndham Rewards loyalty program.

•	Knights Inn® is a budget economy hotel chain with over 340 locations across North America. Knights Inn hotels provide basic overnight accommodations and complimentary breakfast for an affordable price as well as the Wyndham Rewards loyalty program. For operators, from first time owners to experienced hoteliers, the brand provides a lower cost of entry and competitive terms while still providing the extensive tools, systems and resources of the Wyndham Hotel Group.

•	Ramada Worldwide® is a global midscale with food and beverage hotel chain with 910 properties in 49 countries worldwide. Under its “Do Your Thing, Leave the Rest to Us,” marketing foundation and supported by the “I AM” service culture, all Ramada hotels feature free wireless high-speed internet access, meeting rooms, business services, fitness facilities, upgraded bath amenities and the Wyndham Rewards loyalty program. Most properties have an on-site restaurant/lounge, while other sites offer a complimentary continental breakfast with food available in the Ramada Mart.

•	Baymont Inn & Suites® is a midscale without food and beverage hotel chain with 240 properties across North America. The brand’s commitment to providing ‘hometown hospitality’ means guests are offered fresh baked cookies, complimentary breakfast and high-speed internet access as well as the Wyndham Rewards loyalty program. Most hotels also offer swimming pools and fitness centers.

•	Wyndham Hotels and Resorts® and affiliated brands. The Wyndham Hotels and Resorts family of brands is a collection of brands, including our flagship Wyndham Hotels and Resorts® brand, spanning across the upscale and midscale segments with an aggregate of nearly 350 properties and featuring complementary distribution and product offerings to provide business and leisure travelers with more options.

•	Wyndham Hotels and Resorts®—an upscale, full service brand of over 90 properties located in key business and vacation destinations around the world. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. The brand is tiered as follows: Wyndham Grand Collection, comprised of 4+Diamond hotels in spectacular resort or urban destinations, offer a unique guest experience, sophisticated design and distinct dining options; Wyndham Hotels and Resorts offers customers amenities such as golf, tennis, beautiful beaches and spas; and Wyndham Garden Hotels, generally located in corporate or suburban areas, provide flexible space for small to midsize meetings and relaxed dining options. Each tier offers our signature Wyndham By Request® guest recognition loyalty program, which provides members personalized benefits at every stay in addition to those offered by the Wyndham Rewards loyalty program.

•	Wingate by Wyndham® — a prototypical design hotel chain in the upper end of the midscale without food and beverage segment with almost 170 properties in North America. Each hotel offers amenities and services that make life on the road more productive, all at a single rate. Guests enjoy oversized rooms appointed with all the comforts and conveniences of home and office. Each room is equipped with a flat screen TV, high-speed internet access, in-room microwave and refrigerator. The brand also offers complimentary hot breakfast, a 24-hour business center with free printing, copying and faxing and free access to a gym facility and the Wyndham Rewards loyalty program, including Wyndham By Request®.

•	Hawthorn Suites by Wyndham® — an extended stay brand that provides an ideal atmosphere for multi-night visits at nearly 90 properties predominately in the U.S. We believe this brand provides a solution for longer-term travelers that typically seek accommodations at our Wyndham Hotels and Resorts® or Wingate by Wyndham® properties. Each hotel offers an inviting and practical environment for travelers with well appointed, spacious one and two-bedroom suites and fully-equipped kitchens. Guests enjoy free Internet in all rooms and common areas as well as complimentary hot breakfast buffets and evening social hours as well as the Wyndham Rewards loyalty program, including Wyndham By Request®.

The following table provides operating statistics for our 11 brands and for unmanaged, affiliated and managed non-proprietary hotels in our system as of and for the year ended December 31, 2009. We derived occupancy, ADR and RevPAR from information provided by our franchisees.

		Average			Average
	Global	Rooms	# of	# of	Occupancy
Brand	Segments Served (1)	Per Property	Properties	Rooms	Rate	ADR	RevPAR

Days Inn	Economy	81	1,858	149,633	44.9%	$62.24	$27.95
Super 8	Economy	62	2,137	132,876	48.5%	$56.67	$27.48
Microtel	Economy	71	314	22,376	49.0%	$56.72	$27.79
Howard Johnson	Economy, Midscale & Upscale	95	492	46,748	42.2%	$61.22	$25.86
Travelodge	Economy & Midscale	74	460	34,098	43.4%	$61.87	$26.85
Knights Inn	Economy	61	343	21,061	37.2%	$42.46	$15.79
Ramada	Midscale	131	910	118,880	47.0%	$74.55	$35.04
Baymont	Midscale	85	240	20,459	45.2%	$62.46	$28.25
Wyndham Hotels and Resorts	Upscale	261	94	24,517	52.6%	$114.56	$60.21
Wingate by Wyndham	Midscale	92	166	15,239	53.6%	$83.16	$44.54
Hawthorne Suites by Wyndham	Midscale	93	89	8,238	51.6%	$83.55	$43.10
Unmanaged, Affiliated and Managed, Non- Proprietary Hotels (2)	Luxury & Upper Upscale	323	11	3,549	N/A	N/A	N/A

Total		84	7,114	597,674	46.3%	$65.52	$30.34

(1)	The global segments served column reflects the primary chain scale segments served using the STR Global definition and method. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized the STR chain scale segments to classify our brands both in the U.S. and internationally.
(2)	Represents (i) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (ii) properties managed under a joint venture. These properties are not branded; as such, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant.

The following table depicts our geographic distribution and key operating metrics by region:

	# of	# of
Region	Properties	Rooms (1)	Occupancy	ADR	RevPAR

United States	6,006	465,293	45.1%	$62.31	$28.11
Canada	465	38,174	51.9%	$84.13	$43.69
Europe/Middle East/Africa (2)	273	37,000	52.8%	$99.52	$52.52
Asia/Pacific	264	42,219	49.0%	$51.08	$25.01
Latin/South America	106	14,988	46.8%	$81.23	$38.05

Total	7,114	597,674	46.3%	$65.52	$30.34

(1)	From time to time, as a result of weather or other business interruption and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair.
(2)	Europe and Middle East include affiliated properties/rooms and properties/rooms managed under a joint venture. Some of these properties are not branded under a Wyndham Hotel Group brand; as such, certain operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant and, therefore, have not been reflected in the table.

Our franchising business is designed to generate revenues for our hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding customer service to our customers.

The sources of revenues from franchising hotels include initial franchise fees, which relate to services provided to assist a franchised hotel to open for business under one of our brands, and ongoing franchise fees, which are comprised of royalty fees, marketing, reservation and other related fees. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance, hotel management systems and administrative support, and to provide us with operating profits. Marketing and reservation fees are intended to reimburse us for expenses associated with operating a central reservations system, advertising and marketing programs, global sales efforts and other related services. We promote and sell our brands through e-commerce initiatives, including online paid search and banner advertising as well as traditional media, including print and broadcast advertising. Because franchise fees generally are based on percentages of the franchised hotel’s gross room revenues, expanding our portfolio of franchised hotels and growing RevPAR at franchised hotels are important to our revenue growth.

Our management business offers hotel owners the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described below, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. We provide hotel management services primarily to owners of upscale properties. Revenues earned from our management business include management fees, service fees and reimbursement revenues. Management fees are comprised of base fees, which typically are calculated based on a specified percentage of gross revenues from hotel operations, and incentive fees, which typically are calculated based on a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. In general, all operating and other expenses are paid by the hotel owner and we are reimbursed for our out-of-pocket expenses. Reimbursement revenues are intended to cover expenses incurred by the hotel management business on behalf of the managed hotels, primarily consisting of payroll costs for the hotel’s operational employees.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such stay. These loyalty fees are intended to reimburse us for expenses associated with administering and marketing the program.

Central Reservations and Internet Bookings

In 2009, hotels within our system (either franchised under one of our brands or managed) sold 8.0% or approximately 75.9 million, of the almost one billion hotel room nights sold in the U.S. and another 22.0 million hotel room nights across other parts of the world. Over 95% of our system is located in the economy and midscale segments of the global industry. Economy and midscale hotels are typically located on highway roadsides for convenience to the business and leisure travelers. Therefore, the majority of hotel room nights sold at these hotels is to guests who seek accommodations on a walk-in basis, which we believe is attributable to the brand reputation and recognition of the brand name.

For guests who book their hotel stay in advance, we booked on behalf of hotels within our system a total of 32.7 million room nights in 2009, which represents 33% of total bookings at these hotels and includes 17.6 million room nights booked through our Wyndham Rewards loyalty program.

Our most significant and fastest growing reservation channel is the Internet, which represents our proprietary websites for each of our 11 brands and WyndhamRewards.com, as well as online travel agents (“OTAs”) and other third-party Internet booking sources such as Travelocity.com and Expedia.com. In 2009, we booked on behalf of hotels within our system, 15.5 million room nights through the Internet, which represents 15.7% of the total bookings at these hotels. Since 2004, bookings made directly by customers on our brand websites have been increasing at a five year CAGR of approximately 13.7%, and increased to over 8.0 million room nights in 2009. Therefore, a key strategy for reservation delivery is the continual investment in and optimization of our websites as well the deployment of advertising spend to drive online traffic to our proprietary websites, including through marketing agreements we have with travel related search websites and affiliate networks. Since 2004, bookings made by our brands’ customers through OTAs and other third-party Internet booking sources increased at a five year CAGR of approximately 15.0% to over almost 7.5 million room nights in 2009. To ensure we receive these bookings, we provide direct connections between our central reservations system and some third-party Internet booking sources. Direct connections with our third party agencies allow us to deliver more accurate and consistent rates and inventory, send bookings directly to our central systems without interference or delay and reduce our franchise distribution costs.

Our call centers contributed almost 3.0 million room nights in 2009, which represents 3.0% of the total bookings at the hotels within our system. We maintain call centers in Saint John, Canada; Aberdeen, South Dakota; and Manila, Philippines that handle bookings generated through our toll-free brand numbers.

Our global distribution partners, such as Sabre and Amadeus, and global sales team also contributed a total of 2.3 million room nights in 2009, which represents 2.4% of the total bookings at the hotels within our system. Our global distribution partners process reservations made by offline travel agents and by any OTAs that do not have the ability to directly connect with our reservation system. Our global sales team generates sales from global and meeting planners, tour operators, travel agents, government and military clients, and corporate and small business accounts, to supplement the on-property sales efforts.

Loyalty Program

The Wyndham Rewards program, which was introduced in 2003, has grown steadily to become one of the lodging industry’s largest loyalty programs. The diversity of our 11 brands uniquely enables us to meet our members’ leisure as well as business travel needs across the greatest number of locations and a wide range of price points. The Wyndham Rewards program is offered in the U.S., Canada, U.K., Ireland, Germany, China and most recently has been expanded to Mexico and several countries in Europe (including France, Italy and Switzerland). As of December 31, 2009, there were 20.1 million members enrolled in the program, of whom 7.1 million were active (i.e., members that have earned or redeemed within the last 18 months). The Wyndham Rewards program has one of the highest percentages of active members among competitive loyalty programs according to SCORES 2009 Frequent Guest Report. These members stay at our brands more often and drive incremental room nights, higher ADR and a longer length of stay than non-member guests.

Wyndham Rewards offers its members numerous ways to earn and redeem points. Members accumulate points by staying in one of almost 7,000 branded hotels participating in the program, and have the option to earn points with more than 50 business partners, including American Airlines, Continental Airlines, Delta Airlines, US Airways, United Airlines, Southwest Airlines, RCI, Endless Vacation Rentals, Avis Budget Group, Amtrak, Aeromexico, Air China and BMI. When staying at one of our franchised or managed hotels, Wyndham Rewards members may elect to earn airline miles or rail points instead of Wyndham Rewards points. Wyndham Rewards members have over 400 options to redeem their points. Members may redeem their points for hotel stays, airline tickets, resort vacations, car rentals, electronics, sporting goods, movie and theme park tickets, and gift certificates.

Additionally, the Wyndham ByRequest program, a unique program featuring a communications package and personalized guest amenities and services is offered exclusively at our Wyndham Hotels and Resorts brand and, in early 2010, will be offered at our Wingate by Wyndham and Hawthorn Suites by Wyndham hotels.

Marketing

Our brand marketing teams develop and implement global marketing strategies for each of our 11 hotel brands, including generating consumer awareness of and preference for each brand as well as direct response activities designed to drive bookings through our central reservation systems. We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including brand positioning, creative development, offline and online media planning and buying, promotions, sponsorships and direct marketing. While brand positioning and strategy is driven out of our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. In the U.S., all brands have a national marketing program, and some brands also have regional marketing cooperatives which foster collaboration among franchisees and leverage the national marketing plan to drive business to our properties at a local level.

Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels. Our Best Available Rate guarantee gives consumers confidence to book directly with us by providing the same rates regardless of whether they book through our call centers, websites or any other channel.

In addition, we leverage the strength of our Wyndham Rewards program to develop meaningful marketing promotions and campaigns to drive new and repeat business. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program’s channels and through the program’s partners’ channels.

Global Sales

Our global sales organization, strategically located throughout the world, leverages the significant size of our portfolio and the 11 hotel brands to gain a larger share of business for each of our hotels through relationship-based selling to a diverse range of customers. Because our hotel portfolio meets the needs of all types of travelers, we can find more complete solutions for a client/company who may have travel needs ranging from economy to upscale brands. We are able to accommodate travelers almost anywhere business or leisure travelers go with our selection of over 7,100 hotels throughout the world. The sales team is deployed globally in key markets such as London, Mexico, Canada, Korea, China, Singapore and throughout the U.S. in order to leverage multidimensional customer needs for our hotels. The global sales team also works with each hotel to identify the hotel’s individual needs and then works to find the right customers to stay with those brands and those hotels.

Revenue Management

We offer revenue management services to help maximize revenues of our hotel owners and franchisees by improving rate and inventory management capabilities and also coordinating all recommended revenue programs delivered to our hotels in tandem with e-commerce and brand marketing strategies. Properties enrolled in our revenue management services have experienced higher production from call centers, websites and other channels, as well as stronger RevPAR index performance. As a result, the almost 2,500 properties currently enrolled in the revenue management program have experienced a 150 basis point improvement in RevPAR index.

Property Services

We continue to support our franchisees with a team of dedicated support and service providers both field based and housed at our corporate office. This team of industry veterans collaborates with hotel owners on all aspects of their operations and creates detailed and individualized strategies for success. By providing key services, such as system integration, operations support, training, strategic sourcing, and development planning and construction, we are able to make a meaningful contribution to the operations of the hotel resulting in more profits for our hotel owners.

Our field services team, strategically dispersed worldwide, integrates new properties into our system and helps existing properties improve RevPAR performance and guest satisfaction. Our training teams provide robust educational opportunities to our hotel owners through instructor led, web-based and electronic learning vehicles for a number of relevant topics. Our strategic sourcing department helps franchisees control costs by leveraging the buying power of the entire Wyndham Worldwide organization to produce discounted prices on numerous items necessary for the successful operations of a hotel, such as linens and coffee. Our development planning and construction team provides architectural and interior design guidance to hotel owners to ensure compliance with brand standards, including construction site visits and the creation of interior design schemes.

We also provide hotel owners with management systems that synchronizes each hotel’s inventory with our central reservations platform. These systems help hotel owners manage their rooms inventory (room nights), rates (ADR) and reservations, which leads to greater profits at the property level and better enables us to deliver reservations at the right price to our hotel owners.

Additionally, MyPortal, which is a property-focused intranet website, is the key communication vehicle and a single access point to all the information and tools available to help our hotel owners manage their day-to-day activities.

New Development

Our development team consists of over 100 professionals dispersed throughout the world, including in the U.S., China, UK and Mexico. Our development efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands. Approximately 22% of the new rooms added in 2009 were with franchisees or managed hotel owners already doing business with us.

Our hotel management business gives us access to development opportunities beyond pure play franchising deals. When a hotel owner is seeking both a brand and a manager for his full-service hotel, we are able to couple these services in one offering, which we believe gives us a competitive advantage.

During 2009, our development team generated 897 applications for new franchise and/or management agreements, of which 721, or 80%, resulted in new franchise and/or management agreements. The difference is attributable to various factors such as financing and agreement on contractual terms. Once executed, about 70% of hotels open within the following six months, while 10% open between six and 12 months and another 6% open generally within 24 months. The remaining 14% may never open due to various factors such as financing.

As of December 31, 2009, we had 108,069 rooms pending opening in our development pipeline, of which 43% were international and 51% were new construction.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services and reservations assistance directly to independent owner-operators of hotels. Under our direct franchise model, we principally market our lodging brands to hotel developers, owners of independent hotels and hotel owners who have the right to terminate their franchise affiliations with other lodging brands. We also market franchises to existing franchisees because many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, and gives the franchisor and franchisee certain rights to terminate the franchise agreement before its conclusion under certain circumstances, such as upon the lapsing of a certain number of years after commencement of the agreement. Early termination options in franchise agreements give us flexibility to eliminate or re-brand franchised hotels if such properties become weak performers, even if there is no contractual failure by the franchisee. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its properties into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the franchise agreement.

In other parts of the world, we employ a direct franchise model or, where we are not yet ready to support the required infrastructure for that region, we may employ a master franchise model. Franchise agreements in regions outside of North America typically carry a lower fee structure based upon the breadth of services we provide for that particular region. Under our master franchise model, we principally market our lodging brands to third parties that assume the principal role of franchisor, which entails selling individual franchise agreements and providing quality assurance, marketing and reservations support to franchisees. Since we provide only limited services to master franchisors, the fees we receive in connection with master franchise agreements are typically lower than the fees we receive under a direct franchising model. Master franchise agreements, which are individually negotiated and vary among our different brands, typically contain provisions that permit us to terminate the agreement if the other party to the agreement fails to meet specified development schedules. The terms of our master franchise agreements generally are competitive with industry averages within industry chain scale segments.

Strategies

Wyndham Hotel Group is strategically focused on the following two objectives that we believe are essential to our business:

•	increasing our system size by adding new rooms and retaining the properties that meet our performance criteria; and

•	strengthening our customer value proposition by driving revenues to our franchised and managed hotels.

North America represents 84% of our global system. In North America, we expect to maintain our leading position in the economy segment and further expand our position in the midscale and upscale segments by:

•	further clarify and strengthen each brands market position by ensuring that each hotel in our system is branded properly based upon its specific product and market considerations;

•	continuing to grow our Super 8, Days Inn, Howard Johnson, Travelodge and Knights Inn systems by adding new properties where the brand is currently underrepresented;

•	expanding the presence of the Microtel brand in the Midwest regions;

•	expanding the presence of our Wyndham affiliated brands — Wingate by Wyndham and Hawthorn Suites by Wyndham — in targeted markets across the Northeast and the West Coast;

•	growing the Ramada brand by converting 200+ room full-service hotels in large, secondary markets, such as Newark, New Jersey and Tampa, Florida;

•	expanding the presence of Baymont in the Midwest regions; and

•	targeting key markets, such as San Francisco, Los Angeles, Boston and Washington, D.C., where the Wyndham brand is underrepresented.

Outside North America, a relatively low percentage of hotels are branded; however, there has been an increasing trend towards affiliation with a global brand. Since 2005, the branded market outside North America has grown at a 2.4% CAGR, which when compared to the overall market CAGR of 1.8% implies an increased preference for branded hotels. Therefore, we expect the largest growth to come from international regions where we will target key cities globally in the UK, China and Mexico for the Wyndham, Ramada, Days Inn and Super 8 brands. We expect to predominately deploy direct franchising models and management agreements in these markets but may seek a master franchising relationship in international markets where we are not yet ready to support the required infrastructure for that region. We also expect to use management agreements for the Wyndham brand and for full-service hotels under any of our other brands on a select basis. Our strategy generally focuses on pursuing new room growth organically although we may consider the select acquisition of brands that facilitate our strategic objectives.

We recognize that the value we bring to hotel owners has a direct impact on our ability to retain their property within our system. This is why helping to make our franchisees and managed hotels profitable, whether through incremental revenue, cost efficiencies, operational excellence or better service, is a key focus of Wyndham Hotel Group. We also believe that our ability to attract new franchisees and hotel owners is greatly influenced by demonstrating our value to existing franchisees and hotel owners. For these reasons, we’ve just recently launched a reprioritization of strategic initiatives with the goal of strengthening our value proposition through delivering a reservation experience that maximizes the value for both our franchisees/hotel owners as well as the guests staying at our properties.

Our efforts toward this goal will focus on the following initiatives:

•	increasing occupancy levels and allowing for better pricing opportunities by ensuring all our rate plans are consistently available across all channels and by equipping franchisees with more competitive rate information to enable them to make better rate-setting decisions; and

•	driving bookings through online channels by improving the consumer shopping experience on our brand websites, by enhancing connectivity to online travel agents and by increasing product exposure on OTA websites.

Additionally, to drive incremental revenue to our franchisees and hotel owners, we intend to further develop our ability to cross sell all our properties; strengthen our business-building online marketing campaigns; and enhance our revenue management and Wyndham Rewards offerings. The other key components of our value proposition (cost efficiencies, operational excellence and outstanding service) are accomplished through our day-to-day operations and Count on Me! service culture. The Count on Me! service culture is the foundation of our business model that gives our employees the tools and resources necessary to deliver exceptional service and identifies the behaviors that ensure we deliver a great experience. All employees of Wyndham Hotel Group are trained in Count on Me! and all franchisees are trained in a brand-specific service culture that is built around the tenets of Count on Me! To drive cost efficiencies and operational excellence at the property level, we have numerous service offerings such as advantageous procurement pricing and hotel management training that is tailored to a specific property’s needs. We are currently working on exciting new initiatives that will provide franchisees with lower cost solutions to run their properties and ensure they have the right systems in place to track their performance.

Seasonality

Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year as a result of increased leisure travel and the related ability to charge higher ADRs during the spring and summer months.

Competition

Competition is robust among the lodging brand franchisors to grow their franchise systems and retain their existing franchisees. We believe existing and potential franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered to franchisees. We believe that the perceived value of a brand name is, to some extent, a function of the success of the existing hotels franchised under the brands. We believe that existing and prospective franchisees value a franchise based upon their views of the relationship between the costs, including costs of conversion and affiliation, to the benefits, including potential for increased revenues and profitability, and upon the reputation of the franchisor.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among almost 5,700 franchisees, which reduces our exposure to any one franchisee. No one franchisee accounts for more than 2% of our franchised hotels and 3% of our total revenues.

WYNDHAM EXCHANGE AND RENTALS

Vacation Exchange and Rentals Industry

The estimated $61 billion global vacation exchange and rentals industry is largely a fee-for-service business and has been a growing segment of the hospitality industry. The industry offers products and services to both leisure travelers and vacation property owners. For leisure travelers, the industry offers access to a range of fully-furnished vacation properties, which include privately-owned vacation homes, villas, cottages, apartments and condominiums, vacation ownership resorts, inventory at hotels and resorts, boats and yachts. The industry offers leisure travelers flexibility (subject to availability) in time of travel and choice of lodging options in regions where travelers may not typically have access to such choices. For vacation property owners, affiliations with vacation exchange companies allow owners of vacation intervals to exchange their interests in vacation properties for vacation time at other properties or for other various products and services. Additionally, affiliation with vacation rental companies provides property owners the ability to have their properties marketed and rented and, in some instances, to transfer the responsibility of managing such properties.

The vacation exchange industry provides owners of intervals flexibility through vacation exchanges. To participate in a vacation exchange, an owner generally contributes their interval to an exchange company’s network and then indicates the particular resort or geographic area where the owner would like to travel, the size of the unit desired and the period during which the owner would like to vacation. The exchange company then rates the owner’s contributed intervals based upon a number of factors, including the location and size of the unit or units, the quality of the resort or resorts and the time period or periods during which the intervals entitle the owner to vacation. The owner may then request an exchange for a vacation interval of equal or lesser rating compared to the interval that the owner contributed. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for facilitating exchanges and through annual membership dues. In 2008, 77% of owners of intervals were members of vacation exchange companies, and 55% of such owners exchanged their intervals through such exchange companies.

The long-term trend in the vacation exchange industry has been growth in the number of members of vacation exchange companies. Current economic conditions have resulted in slower growth, but we believe that an economic recovery will support a return to stronger growth. In 2008, there were approximately 6.3 million members industry-wide who completed approximately 3.5 million exchanges. Within the broader long-term growth trend of the vacation exchange industry, there is also a trend where timeshare developers are enrolling members in private label clubs, where members have the option to exchange within the club or through external exchange channels. The club trend has a positive impact on the average number of members, but an opposite effect on the number of exchange transactions per average member and revenue per member.

The vacation rental industry offers vacation property owners the opportunity to rent their properties to leisure travelers for periods of time when the properties are unoccupied. The vacation rental industry is not as organized as the lodging industry in that the vacation rental industry does not have global reservation systems or brands. The industry is divided broadly into two segments. The first is the managed rental segment, where the homeowner provides their property to an agent to rent, in a majority of cases, on an exclusive basis and the agent receives a commission for marketing the property, managing bookings, and providing quality assurance to the renter. The other segment of the industry is the listing business, where there is no exclusive relationship and the property owner pays a fixed fee for an online listing or a directory listing with minimal additional services, typically with no direct booking ability or quality assurance services. Typically, managed vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, managed vacation rental companies earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2009, there were approximately 1.3 million and 1.7 million vacation properties available for rental in the United States and Europe, respectively. In the United States, the vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, the vacation properties available for rental include individual homes and apartments, campsites and vacation park bungalows. Individual owners of vacation properties in the United States and Europe may own their properties as investments and may sometimes use such properties for their own use for portions of the year. We believe that the overall supply of vacation rental properties has grown primarily because of the increasing desire by existing owners of second homes to gain an earnings stream evidenced by homes not previously offered for rent appearing on the market.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family; (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions; and (iii) increased consumer awareness of vacation rental options. The global demand per year for vacation rentals is approximately 54 million vacation weeks, 34 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home. Some leisure travelers, however, travel relatively long distances from their homes to vacation properties in domestic or international destinations. Current economic conditions have resulted in slower growth in the near term, but we believe that the long-term trends will support a return to stronger growth.

The destinations where leisure travelers from Europe, the United States, South Africa and Australia generally rent properties vary by country of origin of the leisure travelers. Leisure travelers from Europe generally rent properties in European destinations, including the United Kingdom, Denmark, Ireland, Spain, France, the Netherlands, Germany, Italy and Portugal. Demand from European leisure travelers has recently been shifting beyond traditional Western Europe, based on political stability across Europe, increased accessibility of Eastern Europe and the expansion of the European Union. Demand from U.S. leisure travelers is focused on rentals in seaside destinations, such as Hawaii, Florida and the Carolinas, in ski destinations such as the Rocky Mountains, and in urban centers such as Las Vegas, Nevada; San Francisco, California; and New York City, New York. Demand is also growing for destinations in Mexico and the Caribbean by leisure travelers from the United States.

Wyndham Exchange and Rentals Overview

Wyndham Exchange and Rentals is largely a fee-for-service business that provides vacation exchange products and services to developers, managers and owners of intervals of vacation ownership interests, and markets vacation rental properties. Our vacation exchange and rentals business primarily derives its revenues from fees which generate stable and predictable cash flows. Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and exchange fees for facilitating transactions. Our vacation exchange business also derives revenues from ancillary services, including additional services provided to transacting members, programs with affiliated resorts, club servicing, travel agency services and loyalty programs. Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 45% of the gross booking fees for non-proprietary inventory, except for where we receive 100% of the revenues for properties that we own or operate under long-term capital leases. Our vacation rentals business also derives revenues from ancillary services delivered on-site for owned and managed properties. The revenues generated in our vacation exchange and rentals business are substantially derived from the direct customer relationships we have with our 3.8 million vacation exchange members, our nearly 46,000 independent property owners and the affiliated developers of over 4,000 resorts. No one external customer, customer group or developer accounts for more than 2% of our vacation exchange and rentals revenues.

We are the world’s largest vacation exchange network as measured by the number of vacation exchange members and among the world’s largest global marketers of vacation rental properties. Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to over 65,000 vacation properties, which are comprised of over 4,000 vacation ownership resorts around the world through our vacation exchange business and approximately 61,000 vacation rental properties that are located principally in Europe, which we believe makes us the world’s largest marketer of European vacation rental properties as measured by the number of managed properties marketed. Each year, our vacation exchange and rentals business provides more than 4.5 million leisure-bound families with vacation exchange and rentals products and services. The properties available to leisure travelers through our vacation exchange and rentals business include vacation ownership condominiums, houses, villas, cottages, bungalows, campgrounds, hotel rooms and suites, city apartments, fractional private residences, luxury destination clubs and yachts. We offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access, and we offer property owners marketing services, quality control services and property management services ranging from key-holding to full property maintenance for such properties. Our vacation exchange and rentals business has over 80 worldwide offices. We market our products and services using eight primary consumer brands and other related brands.

Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. We have 3.8 million vacation exchange members and generally retain more than 85% of members each year, with the overall membership base stable or growing over time, and generate fees from members for both annual membership subscriptions and transaction based services. We acquire substantially all members of our exchange programs indirectly. In substantially all cases, an affiliated resort developer buys the initial term of an RCI membership on behalf of the consumer when the consumer purchases a vacation ownership interval. Generally, this initial term is either 1 or 2 years and entitles the vacation ownership interval purchaser to receive periodicals published by RCI and to use the applicable exchange program for an additional fee. The vacation ownership interval purchaser generally pays for membership renewals and any applicable fees for exchange transactions.

RCI operates three worldwide exchange programs that have a member base of vacation owners who are generally well-traveled and who want flexibility and variety in their travel plans each year. Our vacation exchange business’ three exchange programs, which serve owners of intervals at affiliated resorts, are RCI® Weeks, RCI Points® and The Registry Collection® programs. Participants in these vacation exchange programs pay annual membership dues. For additional fees, participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services. We refer to participants in these three exchange programs as “members.” In addition, the Endless Vacation® magazine is the official travel publication of our RCI Weeks and RCI Points exchange programs for U.S. and Canadian members, and certain members can obtain the benefits of participation in our RCI Weeks and RCI Points exchange programs only through a subscription to Endless Vacation magazine.

The RCI Weeks exchange program is the world’s largest vacation ownership exchange network and generally provides members with the ability to trade week-long intervals in units at their resorts for week-long intervals of equal or lesser rated units at the same resorts or at comparable resorts.

The RCI Points exchange program, launched in 2000, is a global points-based exchange network, which allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for other products and services which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other products and services, our vacation exchange business gains the right to these points so it can rent vacation properties backed by these points in order to recoup the expense of providing other products and services.

We believe that The Registry Collection exchange program is the industry’s first and largest global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection’s network include higher-end vacation ownership resorts, fractional ownership resorts, condo-hotels and yachts. The Registry Collection allows members to exchange their intervals for the use of other vacation properties within the network for a fee and also offers access to other products and services, such as cruises, yachts, adventure travel, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

Our vacation exchange business operates worldwide primarily in the following regions: North America, Europe, Latin America, the Caribbean, Southern Africa, Asia, Pacific, and the Middle East. We tailor our strategies and operating plans for each of the geographical environments where RCI has or seeks to develop a substantial member base.

Vacation Rentals

The rental properties we market are principally privately-owned villas, cottages, bungalows and apartments that generally belong to independent property owners. In addition to these properties, we market inventory from our vacation exchange business and from other sources. We generate fee income from marketing and renting these properties to consumers. We currently make nearly 1.4 million vacation rental bookings a year. We market rental properties under proprietary brand names, such as Landal Green Parks, Novasol, Dansommer, Villas4You, cottages4you, English Country Cottages, Canvas Holidays, Cuendet, Endless Vacation Rentals by Wyndham Worldwide, and through select private-label arrangements. The following is a description of some of our major vacation rental brands:

•	Novasol® is one of continental Europe’s largest rental companies, featuring properties in more than 20 European countries including holiday homes in Denmark, Norway, Sweden, France, Italy and Croatia, with over 28,000 exclusive cottages available for rent.

•	Holiday Cottages Group operates a number of well-recognized and established brands within the vacation rental market, including English Country Cottages, cottages4you and Welcome Cottages, and offers unparalleled access to approximately 17,000 properties across the U.K. and Europe.

•	Cuendet® is a specialist in villa rentals in Italy since 1974 and offers a collection of Tuscany villa rentals, castles, vacation villas with swimming pools, farm houses, cottages and apartments scattered throughout the most beautiful regions of Italy, with 2,000 villas available for rent.

•	Landal GreenParks® is one of Holland’s leading holiday park companies, with almost 70 holiday parks offering approximately 11,000 holiday park bungalows, villas and apartments in the Netherlands, Germany, Belgium, Austria, Switzerland and the Czech Republic. Every year more than 2 million guests visit Landal’s parks, many of which offer dining, shopping and wellness facilities.

•	Canvas Holidays is a specialist tour operator offering luxury camping holidays in Europe at almost 100 of the finest European campsites with almost 3,000 accommodation units. It has a wide choice of luxury accommodations — spacious lodges, comfortable mobile homes and the unique Maxi Tent, plus an exciting range of children’s and family clubs.

Most of the rental activity under our brands takes place in Europe, the United States and Mexico, although we have the ability to source and rent inventory in approximately 100 countries. Our vacation rentals business also has the opportunity to provide inventory to our 3.8 million vacation exchange members.

Our vacation rentals business currently has relationships with nearly 46,000 independent property owners in 26 countries, including the Netherlands, the United Kingdom, Germany, Denmark, Sweden, France, Ireland, Belgium, Italy, Spain, Portugal, Norway, Greece, Austria, Croatia, and certain countries in Eastern Europe, the United States, the Pacific Rim and Latin America. Property owners typically enter into one year or multi-year contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest in, or capital leases under, the Landal GreenParks brand for approximately 10% of the properties in our rental portfolio.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers sign long-term agreements each with a duration of up to 10 years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. In our vacation rentals business, we primarily enter into exclusive annual rental agreements with property owners. We market rental properties online and offline to large databases of customers, which generate repeat bookings. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third-party travel agencies, tour operators, and online distribution channels to drive additional occupancy. We have also developed specific branded websites, such as cottages4you.co.uk and EVrentals.com, to promote, sell and inform new customers about vacation rentals. Given the diversified nature of our rental brands, there is limited dependence on a single customer group or business partner.

Loyalty Program

Our U.S. vacation exchange business’ member loyalty program is RCI Elite Rewards®, which offers a branded credit card, the RCI Elite Rewards credit card. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues and exchange fees for transactions, and other products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Internet

Given the increasing interest of our members and rental customers to transact on the Internet, we invest and will continue to invest in cutting edge and innovative online technologies to ensure that our members and rental customers have access to similar information and services online that we provide through our call centers. Through our comprehensive RCI.com initiative, we have launched enhanced search capabilities that greatly simplify our search process and make it easier for a member to find a desired vacation. We have also greatly expanded our online content, including multiple resort pictures and high-definition videos, to help educate members about potential vacation options. Over the last several years, we have improved our web penetration for European rentals through enhancements that have moved the majority of bookings online. As our online distribution channels improve, members and rental customers will shift from transacting business through our call centers to transacting business online, which we expect will generate cost savings. By offering our members and rental customers the opportunity to transact business either through our call centers or online, we offer our members and rental customers the ability to use the distribution channel with which they are most comfortable. Regardless of the distribution channel our members and rental customers use, our goal is member and rental customer satisfaction and retention.

Call Centers

Our vacation exchange and rentals business services its members and rental customers through global call centers. The requests that we receive at our global call centers are handled by our vacation guides, who are trained to fulfill our members’ and rental customers’ requests for vacation exchanges and rentals. When our members’ and rental customers’ primary choices are unavailable in periods of high demand, our guides offer the next nearest match in order to fulfill the members’ and rental customers’ needs. Call centers are currently a significant distribution channel and therefore we invest resources and will continue to do so to ensure that members and rental customers continue to receive a high level of personalized customer service through our call centers.

Marketing

We market to our members and rental customers through direct mail and email, online distribution channels, brochures, magazines and travel agencies. Our vacation exchange and rentals business has over 50 publications involved in the marketing of the business. RCI publishes Endless Vacation magazine, a travel publication that has a circulation of over 1.8 million. Our vacation exchange and rentals business also publishes resort directories and other periodicals related to the vacation and vacation ownership industry and other travel-related services. We acquire rental customers through our direct-to-consumer marketing, internet marketing and third-party agent marketing programs. We use our publications not only for marketing, but also for member and rental customer retention. Additionally, we promote our offerings to owners of resorts and homes through publications, trade shows online and other marketing efforts.

Strategies

We intend to grow our vacation exchange and rentals business profitability by focusing on three core strategies:

•	optimize and expand our vacation exchange business;

•	expand our rentals business; and

•	enhance our operating margins.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Optimize and Expand Exchange. Our strategy for optimizing and expanding our vacation exchange business involves moving to more flexible offerings to maintain our global leadership position in the marketplace. We intend to accomplish this through enhancements to our base products, including RCI Weeks and RCI Points, expanding our presence in the luxury exchange segment via The Registry Collection, and leveraging our extensive member database (currently 3.8 million members) and co-marketing partnerships to drive additional revenues. We also plan to continue to expand our online capabilities and maximize efficiencies by driving more exchange transactions to the Internet. This will improve overall member satisfaction and leverage our investment in information technology to drive cost savings. In addition, we intend to enhance our affiliate and member value propositions by adding new affiliates to our current portfolio and expanding our current affiliate relationships, and by improving marketing and communications to our member base. We are also able to increase our pricing over time and believe we can add value to products and services to support higher pricing. Finally, in order to provide member access to inventory to fuel transactions, we will work more closely with our affiliates and members to secure a broad range of inventory to meet our members’ needs.

Expand Rentals. Our strategy for expanding our rentals business involves building upon our European business model by growing in existing geographies, expanding in high demand destination markets and effectively leveraging our large consumer base. We will continue to grow our Novasol brand in its current geographies and in Southern Europe, expand the Landal GreenParks model organically by adding new franchise parks and grow our Holiday Cottages Group of brands by targeting the UK customer.

In the U.S., we will leverage our European rental expertise to grow our presence in the vacation rental category, which is currently fragmented and disorganized. We will consider appropriate acquisition opportunities to help us build our position in both the U.S. and European vacation rentals markets.

Enhance Margins. We plan to continue to reduce costs, improve efficiency and evaluate opportunities to improve pricing and yield across all our businesses. In exchange, we have a comprehensive program to improve internet capabilities that, in addition to improving member satisfaction and retention, is expected to reduce both marketing and operating costs. In rentals, we will continue to leverage our multiple European rental businesses where sales, marketing, technology and operating synergies present themselves as we continue to increase online share.

Seasonality

Vacation exchange and rentals revenues are generally higher in the first and third quarters than in the second or fourth quarters. Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned from booking vacation rentals to rental customers are usually highest in the third quarter, when vacation rentals are highest. More than half of our vacation rental customers book their reservations within 11 weeks of departure dates and more than 70% of our rental customers book their reservations within 20 weeks of departure dates, reflecting recent trends of bookings closer to the travel date.

Competition

The vacation exchange and rentals business faces competition throughout the world. Our vacation exchange business competes with a third-party international exchange company, with regional and local vacation exchange companies and with Internet-only limited service exchanges. In addition, certain developers offer exchanges through internal networks of properties, which can be operated by us or by the developer, that offer owners of intervals access to exchanges other than those offered by our vacation exchange business. Our vacation rentals business faces competition from a broad variety of professional vacation rental managers and rent-by-owner channels that collectively use brokerage services, direct marketing and the Internet to market and rent vacation properties.

WYNDHAM VACATION OWNERSHIP

Vacation Ownership Industry

The global vacation ownership industry, which is also referred to as the timeshare industry, is a component of the domestic and international hospitality industry. The vacation ownership industry enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specific period of time. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations at hotels or owning vacation properties. Owners of vacation ownership interests are not subject to the variance in room rates to which lodging customers are subject, and vacation ownership units are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than do traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the United States shortly thereafter. The vacation ownership industry expanded slowly in the United States until the mid-1980s. From the mid-1980s through 2007, the vacation ownership industry grew at a double-digit CAGR, although sales slowed by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. Based on research by the American Resort Development Association or ARDA, a trade association representing the vacation ownership and resort development industries, domestic sales of vacation ownership interests were approximately $9.7 billion in 2008 compared to $6.5 billion in 2003. ARDA estimated that in 2009, there were approximately 6.8 million households that owned one or more vacation ownership interests in the United States.

Based on published industry data, we believe that the following factors have contributed to the substantial growth, particularly in North America, of the vacation ownership industry over the past two decades:

•	increased consumer confidence in the industry based on enhanced consumer protection regulation of the industry;

•	entry of widely-known lodging and entertainment companies into the industry;

•	inherent appeal of a timeshare vacation option as opposed to a hotel stay;

•	increased flexibility for owners of vacation ownership interests made possible through owners’ affiliations with vacation ownership exchange companies and vacation ownership companies’ internal exchange programs; and

•	improvement in quality of resorts and resort management and servicing.

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

Wyndham Vacation Ownership Overview

Wyndham Vacation Ownership, our vacation ownership business, includes marketing and sales of vacation ownership interests, consumer financing in connection with the purchase by individuals of vacation ownership interests, property management services to property owners’ associations, and development and acquisition of vacation ownership resorts. We operate our vacation ownership business through our two primary brands, Wyndham Vacation Resorts and WorldMark by Wyndham. In October 1999, WorldMark by Wyndham formed Wyndham Vacation Resorts Asia Pacific Pty. Ltd., a New South Wales corporation, or Wyndham Asia Pacific, as its direct wholly owned subsidiary for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Wyndham Asia Pacific is currently the largest vacation ownership business in Australia.

We have the largest vacation ownership business in the world as measured by the numbers of vacation ownership resorts, vacation ownership units and owners of vacation ownership interests and by annual revenues associated with the sale of vacation ownership interests. As of December 31, 2009, we have developed or acquired over 155 vacation ownership resorts in the United States, Canada, Mexico, the Caribbean and the South Pacific that represent approximately 20,000 individual vacation ownership units and over 820,000 owners of vacation ownership interests. During 2009, Wyndham Vacation Ownership expanded its portfolio with the addition of resorts in San Francisco, California; Prince George’s County, Maryland and Sevierville, Tennessee and added additional inventory at locations in Orlando, Florida; Steamboat Springs, Colorado; Wisconsin Dells, Wisconsin; Kauai, Hawaii; New Braunfels, Texas; and Santa Fe, New Mexico.

In response to worldwide economic conditions impacting the general availability of credit on which our vacation ownership business has historically been reliant, we announced in late 2008 a plan to reduce our 2009 gross VOI sales by approximately 40% in order to reduce our need to access the asset-backed securities markets during

2009 and beyond, and also significantly reduce costs and capital needs while enhancing cash flow. Accordingly, during 2009, we recorded approximately $1.3 billion in gross vacation ownership interest sales.

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

Our vacation ownership business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. Because revenues from sales of vacation ownership interests and consumer finance in connection with such sales depend on the number of vacation ownership units in which we sell vacation ownership interests, increasing the number of such units is important to achieving our revenue goals. Because revenues from property management depend on the number of units we manage, increasing the number of such units has a direct effect of increasing our revenues from property management.

Sales and Marketing of Vacation Ownership Interests and Property Management

Wyndham Vacation Ownership is often involved in the development or acquisition of the resort properties in which it markets and sells vacation ownership interests. Wyndham Vacation Ownership also often acts as a property manager of such resorts and the related clubs. From time to time, Wyndham Vacation Ownership also sells home lots and other real estate interests at its resort properties.

Vacation Ownership Interests, Portfolio of Resorts and Maintenance Fees. The vacation ownership interests that Wyndham Vacation Resorts markets and sells consist primarily of undivided interests that entitles an owner to ownership and usage rights that are not restricted to a particular week of the year. As of December 31, 2009, over 515,000 owners held interests in Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts properties are located primarily in the United States and, as of December 31, 2009, consisted of 74 resorts (six of which are shared with WorldMark by Wyndham) that represented approximately 12,900 units. During 2009, Wyndham Vacation Resorts opened new properties in San Francisco, California; Prince George’s County, Maryland and Sevierville, Tennessee and added inventory at existing properties in Orlando, Florida; Steamboat Springs, Colorado; Wisconsin Dells, Wisconsin; and Kauai, Hawaii.

The majority of the resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World® Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg® in Virginia; and the Hawaiian Islands. Most Wyndham Vacation Resorts properties are affiliated with Wyndham Worldwide’s vacation exchange business, RCI, which awards to the top 10% of RCI affiliated vacation ownership resorts throughout the world designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort for exceptional resort standards and service levels. Among Wyndham Vacation Resorts’ 74 resort properties, 53 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

After WorldMark by Wyndham or Wyndham Asia Pacific develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, which we refer collectively as the Clubs, as applicable. In exchange for the conveyances, WorldMark by Wyndham or Wyndham Asia Pacific receives the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. Vacation ownership interests sold by WorldMark by Wyndham and Wyndham Asia Pacific represent credits in the Clubs which entitle the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. Although vacation credits, unlike vacation ownership interests in Wyndham Vacation Resorts resort properties, do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates vacation ownership interests evidenced by deeded interests in real estate. As of December 31, 2009, over 305,000 owners held vacation credits in the Clubs.

WorldMark by Wyndham resorts are located primarily in the Western United States, Canada, Mexico and the South Pacific and, as of December 31, 2009, consisted of 88 resorts (six of which are shared with Wyndham

Vacation Resorts) that represented approximately 7,200 units. Of the WorldMark by Wyndham resorts and units, Wyndham Asia Pacific has a total of 17 resorts with approximately 760 units. During 2009, WorldMark by Wyndham added inventory at existing properties located in Santa Fe, New Mexico and Steamboat Springs, Colorado.

The resorts in which WorldMark by Wyndham develops, markets and sells vacation credits are primarily drive-to resorts. Most WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI. Among WorldMark by Wyndham’s 88 resorts, 56 have been awarded designations of an RCI Gold Crown Resort or an RCI Silver Crown Resort.

Owners of vacation ownership interests pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts or to the Clubs. The annual maintenance fee associated with the average vacation ownership interest purchased ranges from approximately $400 to approximately $900. These fees generally are used to renovate and replace furnishings, pay operating, maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Wyndham Vacation Ownership, as the owner of unsold inventory at resorts or unsold interests in the Clubs, also pays maintenance fees in accordance with the legal requirements of the states or jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, Wyndham Vacation Ownership sometimes enters into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to vacation ownership interests that have not yet been sold.

Club Wyndham Plus. Wyndham Vacation Resorts uses a points-based internal reservation system called Club Wyndham Plus (formerly known as FairShare Plus) to provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. With the launch of Club Wyndham Plus in 1991, Wyndham Vacation Resorts became one of the first U.S. developers of vacation ownership properties to move from traditional, fixed-week vacation ownership to a points-based program. Owners of vacation ownership interests in Wyndham Vacation Resorts properties that are eligible to participate in the program may elect, and with respect to certain resorts are obligated, to participate in Club Wyndham Plus.

Wyndham Vacation Resorts currently offers two vacation ownership programs, Club Wyndham Select and Club Wyndham Access. Club Wyndham Select owners purchase an undivided interest at a select resort and receive a deed to that resort, which becomes their “home” resort. Club Wyndham Access owners do not directly receive a deed, but own an interest in a perpetual club. Through Club Wyndham Plus, Club Wyndham Access owners have advanced reservation priority access to the multiple Wyndham Vacation Resorts locations based on the amount of inventory deeded to Club Wyndham Access. Both vacation ownership options utilize Club Wyndham Plus as the internal exchange program to expand owners’ vacation opportunities.

Owners who participate in Club Wyndham Plus assign their rights to use fixed weeks and undivided interests, as applicable, to a trust in exchange for the right to reserve in the internal reservation system. The number of points that an owner receives as a result of the assignment to the trust of the owner’s right to use fixed weeks or undivided interests, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year associated with the interests assigned to the trust or requested by the owner, as applicable. Participants in Club Wyndham Plus may choose (subject to availability) the Wyndham Vacation Resorts resort properties, length of stay, unit types and times of year, depending on the number of points to which they are entitled and the number of points required to take the vacations of their preference. Participants in the program may redeem their points not only for resort stays, but also for other travel and leisure products that may be offered from time to time. Owners of vacation points are able to borrow vacation points from the next year for use in the current year. Wyndham Vacation Resorts offers various programs that provide existing owners with the opportunity to “upgrade,” or acquire additional vacation ownership interests to increase the number of points such owners can use in Club Wyndham Plus.

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

Owners of vacation credits can make reservations through the Clubs, or may elect to join and exchange their vacation ownership interests through our vacation exchange business, RCI, or other third-party international exchange companies.

Program, Property Management and Club Management. In exchange for management fees, Wyndham Vacation Resorts, itself or through a Wyndham Vacation Resorts affiliate, manages Club Wyndham Plus, the majority of property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests, and property owners’ associations at resorts developed by third parties. On behalf of Club Wyndham Plus, Wyndham Vacation Resorts or its affiliate manages the reservation system for Club Wyndham Plus and provides owner services and billing and collections services. The term of the trust agreement of Club Wyndham Plus runs through December 31, 2025, and the term is automatically extended for successive ten year periods unless a majority of the members of the program vote to terminate the trust agreement prior to the expiration of the term then in effect. The term of the management agreement, under which Wyndham Vacation Resorts manages the Club Wyndham Plus program, is for five years and is automatically renewed annually. for successive terms of five years, provided the trustee under the program does not serve notice of termination to Wyndham Vacation Resorts at the end of any calendar year. On behalf of property owners’ associations, Wyndham Vacation Resorts or its affiliates generally provide day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Such fees range generally approximate 10%. The terms of the property management agreements with the property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests vary; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. At some established sites, the property owners’ associations have entered into property management agreements with professional management companies other than Wyndham Vacation Resorts or its affiliates.

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

Sales and Marketing Channels and Programs

Wyndham Vacation Ownership employs a variety of marketing channels as part of Wyndham Vacation Resorts and WorldMark by Wyndham marketing programs to encourage prospective owners of vacation ownership interests to tour Wyndham Vacation Ownership properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at our resort properties. Sales of vacation ownership interests relating to upgrades represented approximately 64%, 51% and 44% of our net sales of vacation ownership interests during 2009, 2008 and 2007, respectively.

Wyndham Vacation Ownership uses a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Worldwide hotel brands and associated loyalty and marketing programs. Wyndham Vacation Ownership also co-sponsors sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, Wyndham Vacation Ownership offers existing owners cash awards or other incentives for referrals of new owners.

Wyndham Vacation Ownership’s marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ present and past customers through a variety of co-branded marketing offers. Wyndham Vacation Ownership’s resort-based sales centers, which are located in popular travel destinations throughout the United States, generate substantial tour flow through providing local offers. The sales centers enable Wyndham Vacation Ownership to market to tourists already visiting destination areas. Wyndham Vacation Ownership’s marketing agents, which often operate on the premises of the hospitality, entertainment, gaming and retail companies with which Wyndham Vacation Ownership has alliances within these markets, solicit local tourists with offers relating to activities and entertainment in exchange for the tourists visiting the local resorts and attending sales presentations.

An example of a marketing alliance through which Wyndham Vacation Ownership markets to tourists already visiting destination areas is Wyndham Vacation Ownership’s current arrangement with Harrah’s Entertainment in Las

Vegas, Nevada, which enables Wyndham Vacation Ownership to operate concierge-style marketing kiosks throughout Harrah’s Casino that permit Wyndham Vacation Ownership to solicit patrons to attend tours and sales presentations with Harrah’s-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. Wyndham Vacation Ownership also operates its primary Las Vegas sales center within Harrah’s Casino and regularly shuttles prospective owners targeted by such sales centers to and from Wyndham Vacation Ownership’s nearby resort property.

Wyndham Vacation Ownership offers a variety of entry-level programs and products as part of its sales strategies. One such program allows prospective owners to acquire one-year’s worth of points or credits with no further obligations; another such product is a biennial interest that provides for vacations every other year. As part of its sales strategies, Wyndham Vacation Ownership relies on its points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits, which can be upgraded at a later date. To facilitate upgrades among existing owners, Wyndham Vacation Ownership markets opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions to owners while those owners vacation at Wyndham Vacation Ownership resort properties.

Wyndham Vacation Ownership’s resort-based sales centers also enable Wyndham Vacation Ownership to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at Wyndham Vacation Ownership resort properties. In addition, we also operate a telesales program designed to solicit upgrade sales to existing owners of our products.

Purchaser Financing

Wyndham Vacation Ownership offers financing to purchasers of vacation ownership interests. By offering consumer financing, we are able to reduce the initial cash required by customers to purchase vacation ownership interests, thereby enabling us to attract additional customers and generate substantial incremental revenues and profits. Wyndham Vacation Ownership funds and services loans extended by Wyndham Vacation Resorts and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance, a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada that performs loan financing, servicing and related administrative functions.

Wyndham Vacation Ownership typically performs a credit investigation or other review or inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the vacation ownership interests. Wyndham Vacation Ownership offers purchasers with good credit ratings an enhanced financing option. The interest rate offered to participating purchasers is determined from automated underwriting based upon the purchaser’s credit score, the amount of the down payment and the size of purchase. Wyndham Vacation Ownership offers purchasers an interest rate reduction if they participate in their pre-authorized checking, or PAC, programs, pursuant to which our consumer financing subsidiary each month debits a purchaser’s bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date.

During 2009, we generated new receivables of $970 million on gross vacation ownership sales of $1.3 billion, which amounts to 74% of vacation ownership sales being financed. However, the 74% is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, approximately 56% of vacation ownership sales are financed, with the remaining 44% being cash sales.

Wyndham Vacation Ownership generally requires a minimum down payment of 10% of the purchase price on all sales of vacation ownership interests and offer consumer financing for the remaining balance for up to ten years. While the minimum is generally 10%, during 2009, our average down payment was approximately 20% for financed sales of vacation ownership sales. These loans are structured so that we receive equal monthly installments that fully amortize the principal due by the final due date.

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

Servicing and Collection Procedures

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files and all customer service, billing and collection activities related to the domestic loans we extend. We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state residency and bankruptcies. Our consumer financing subsidiary also places loans pledged in our warehouse and term securitization facilities. As of December 31, 2009, our loan portfolio was 94.9% current (i.e., not more than 30 days past due).

Strategies

In accordance with our previously announced plans to reduce the size and scope of our vacation ownership business we intend to:

•	pursue a multitude of strategies primarily designed to manage our vacation ownership business for cash flow; and

•	drive greater sales and marketing efficiencies at all levels.

Manage for Cash Flow. We plan to increasingly manage our business for cash flow by improving the quality of our loan portfolio through maintaining more restrictive financing terms for customers that fall within our lower credit classifications, driving higher down payments at the time of sale, and strengthening the effectiveness of our collections efforts.

We also plan to continue our efforts to develop a fee-for-service timeshare sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the significant cost that accompanies new construction. The business model, which we call the Wyndham Asset Affiliation Model (WAAM), will offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a fee through our extensive sales and marketing channels. This model may enable us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service consumer financing, servicing operations and property management business.

Drive Greater Sales and Marketing Efficiency. We plan to drive greater sales and marketing efficiencies by aggressively applying our strengthened tour qualification standards through the use of a proprietary lead screening model in order to limit our marketing activities to only the highest quality prospects both in terms of such persons’ interest in purchasing our products and their demonstrated ability to self-finance and/or qualify for our restrictive financing terms.

We will continue to focus our efforts on current owners, our most efficient and reliable marketing prospect, as well as highly qualified prospect categories including certain existing Wyndham Hotel Group customers and consumers affiliated with the Wyndham Rewards and Wyndham By Request loyalty programs, for example. We will also seek to develop and market mixed-use hotel and vacation ownership properties in conjunction with the Wyndham brand. The mixed-use properties would afford us access to both hotel clients in higher income demographics for the purpose of marketing vacation ownership interests and hotel inventory for use in our marketing programs.

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

Trademarks

We own the trademarks “Wyndham Vacation Ownership,” “Wyndham Vacation Resorts,” “WorldMark by Wyndham,” and “Club Wyndham Plus” and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our vacation ownership business. Our subsidiaries actively use these marks, and all of the material marks are registered (or have applications pending) with the U.S. Patent and Trademark Office as well as with the relevant authorities in major countries worldwide where these businesses have significant operations. We own the “WorldMark” trademark pursuant to an assignment agreement with WorldMark, The Club. Pursuant to the assignment agreement, WorldMark, The Club may request that the mark be reassigned to it only in the event of a termination of the WorldMark vacation ownership programs.

EMPLOYEES

As of December 31, 2009, we had approximately 24,600 employees, including approximately 7,800 employees outside of the U.S. As of December 31, 2009, our lodging business had approximately 4,200 employees, our vacation exchange and rentals business had approximately 7,400 employees and our vacation ownership business had approximately 12,500 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our relations with employees are good.

ENVIRONMENTAL COMPLIANCE

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods and other natural disasters); war; pandemics or threat of pandemics (such as the H1N1 flu); increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership products and services;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance, each of which would negatively impact our results of operations; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy and room rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	increases in the use of third-party Internet services to book online hotel reservations could adversely impact our revenues; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

We may not be able to achieve our growth objectives.

We may not be able to achieve our growth objectives for increasing our cash flows, the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members acquired by our vacation exchange business, the number of rental weeks sold by our vacation rentals business and the number of quality tours generated and vacation ownership interests sold by our vacation ownership business.

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

The global economy is currently undergoing a recession, and the future economic environment may continue to be less favorable than that of recent years. The hospitality industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic downturn has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lower demand for hospitality products and services. Declines in consumer and commercial spending adversely affect our revenues and profits. We are unable to predict the likely duration and severity of the current adverse economic conditions and disruptions in debt, equity and asset-backed securities markets in the United States and other countries.

The global stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income and asset-backed securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many public companies, from time to time raise capital in debt, equity and asset-backed securities markets.

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

Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase and/or require us to modify substantially our business practices. If we are not in substantial compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, telemarketing, licensing, labor, employment, health care, health and safety, accessibility, immigration, gaming, environmental, including climate change, and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act (and local equivalents in international jurisdictions), we may be subject to regulatory actions, fines, penalties and potential criminal prosecution.

We are dependent on our senior management.

We believe that our future growth depends, in part, on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies.

Our inability to adequately protect and maintain our intellectual property could adversely affect our business.

Our inability to adequately protect and maintain our trademarks, trade dress and other intellectual property rights could adversely affect our business. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, trade dress and other intellectual property that are fundamental to the brands that we use in all of our businesses. There can be no assurance that the steps we take to protect our intellectual property will be adequate. Any event that materially damages the reputation of one or more of our brands could have an adverse impact on the value of that brand and subsequent revenues from that brand. The value of any brand is influenced by a number of factors, including consumer preference and perception and our failure to ensure compliance with brand standards.

Disruptions and other impairment of our information technologies and systems could adversely affect our business.

Any disaster, disruption or other impairment in our technology capabilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. The operation, maintenance and updating of these technologies and systems is dependent upon internal and third-party technologies, systems and services for which there is no assurance of uninterrupted availability or adequate protection.

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

The market price of our common stock may fluctuate depending upon many factors, some of which may be beyond our control, including: our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the failure of securities analysts to cover our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Our certificate of incorporation and by-laws, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include: a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2024. We also lease another Parsippany-based office, which lease expires in 2011. We have a leased office in Virginia Beach, Virginia for our Employee Service Center, which lease expires in 2014.

Wyndham Hotel Group

The main corporate operations of our lodging business shares office space at a building leased by Corporate Services in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouses in Aberdeen, South Dakota; Phoenix, Arizona; and Saint John, New Brunswick, Canada pursuant to leases that expire in 2016, 2011, and 2013, respectively. In addition, our lodging business leases office space in Hong Kong, China expiring in 2010; Beijing, China expiring in 2010, Shanghai, China expiring in 2010, London, United Kingdom expiring in 2012; Dubai UAE, expiring in 2012, Atlanta, Georgia expiring in 2015; Dallas, Texas expiring in 2013; Mission Viejo, CA expiring in 2013; and Rosemont, Illinois expiring in 2015. All leases that are due to expire in 2010 are presently under review related to our ongoing requirements.

Wyndham Exchange and Rentals

Our vacation exchange and rental business has its main corporate operations at a leased office in Parsippany, New Jersey, which lease expires in 2011. Our vacation exchange business also owns five properties located in the following cities: Carmel, Indiana; Cork, Ireland; Kettering, United Kingdom; Mexico City, Mexico; and Albufeira, Portugal. Our vacation exchange business also has one other leased office located within the United States pursuant to a lease that expires in 2014 and 27 additional leased spaces in various countries outside the United States pursuant to leases that expire generally between 1 and 3 years except for 3 leases that expire between 2013 and 2020. Our vacation rentals business’ operations are managed in one owned location (Earby, United Kingdom) and three main leased locations pursuant to leases that expire in 2015, 2012, and 2010, (Leidschendam, Netherlands; Dunfermline, United Kingdom; and Hellerup, Denmark, respectively) as well as six smaller owned offices and 42 smaller leased offices throughout Europe. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2012.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which expire beginning 2012. Our vacation ownership business also owns a contact center facility in Redmond, Washington as well as leased space in Springfield, Missouri, Las Vegas, Nevada and Orlando, Florida with various expiration dates for this same function. Our vacation ownership business leases space for administrative functions in Redmond, Washington expiring in 2013; various locations in Las Vegas, Nevada expiring between 2010 and 2017; and Margate, Florida expiring in 2010. In addition, the vacation ownership business leases approximately 80 marketing and sales offices, of which approximately 71 are throughout the United States with various expiration dates and 9 offices are in Australia expiring within approximately two years. All leases that are due to expire in 2010 are presently under review related to our ongoing requirements.

ITEM 3.	LEGAL PROCEEDINGS

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business — breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as consumer protection claims, fraud and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business — breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, and consumer protection, fraud and other statutory claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, tax claims, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights and environmental claims.

Cendant Litigation

Under the Separation Agreement, we agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. The pending Cendant contingent litigation that we deem to be material is further discussed in Note 16 to the consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. At January 31, 2010, the number of stockholders of record was 6,453. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2009 and 2008.

2009	High	Low

First Quarter	$8.71	$2.92
Second Quarter	12.90	4.75
Third Quarter	16.32	10.51
Fourth Quarter	21.20	15.45

2008	High	Low

First Quarter	$24.94	$19.25
Second Quarter	24.21	17.91
Third Quarter	20.55	14.88
Fourth Quarter	15.29	2.98

Dividend Policy

During 2009, we paid a quarterly dividend of $0.04 per share on each share of Common Stock issued and outstanding on the record date for the applicable dividend. During February 2010, our Board of Directors authorized an increase of future quarterly dividends to $0.12 per share beginning with the dividend that is expected to be declared during the first quarter of 2010. Our dividend payout ratio is now approximately 30% with a 2% dividend yield. Our dividend policy for the future will be to at least mirror the rate of growth of our business. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will or will not occur in the future.

Issuer Purchases of Equity Securities

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. We suspended such program during the third quarter of 2008. On February 10, 2010, we announced our plan to resume repurchases of our common stock under such program.

We currently have $158 million remaining availability in our program, which includes proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2009

Number of securities remaining
	Number of securities	Weighted-average	available for future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders	17.8 million (a)	$31.20 (b)	13.2 million (c	)

Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of outstanding stock options, stock settled stock appreciation rights and restricted stock units under the 2006 Equity and Incentive Plan (amended and restated as of May 12, 2009).
(b)	Consists of weighted-average exercise price of outstanding stock options and stock settled stock appreciation rights.
(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended on May 12, 2009.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Commission.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index, the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) and a peer group (consisting of Marriott International Inc., Choice Hotels International, Inc. and Starwood Hotels & Resorts Worldwide, Inc.) for the period from August 1, 2006 to December 31, 2009. The graph assumes that $100 was invested on August 1, 2006 and all dividends and other distributions were reinvested.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN
Among Wyndham Worldwide Corporation, The S&P 500 Index,
The S&P Hotels, Resorts & Cruise Lines Index And A Peer Group

	Cumulative Total Return
	8/06	12/06	12/07	12/08	12/09

Wyndham Worldwide Corporation	$100.00	$100.53	$74.17	$20.96	$65.80
S&P 500 Index	100.00	112.05	118.21	74.47	94.18
S&P Hotels, Resorts & Cruise Lines Index	100.00	126.79	111.05	57.61	89.79
Peer Group	100.00	125.49	91.19	50.45	77.82

ITEM 6.	SELECTED FINANCIAL DATA

	As of or For The Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data (in millions):
Net revenues	$3,750	$4,281	$4,360	$3,842	$3,471
Expenses:
Operating and other (a)	2,916	3,422	3,468	3,018	2,720
Goodwill and other impairments	15	1,426	—	—	—
Restructuring costs	47	79	—	—	—
Separation and related costs	—	—	16	99	—
Depreciation and amortization	178	184	166	148	131

Operating income/(loss)	594	(830)	710	577	620
Other income, net	(6)	(11)	(7)	—	—
Interest expense	114	80	73	67	29
Interest income	(7)	(12)	(11)	(32)	(35)

Income/(loss) before income taxes	493	(887)	655	542	626
Provision for income taxes (b)	200	187	252	190	195

Income/(loss) before cumulative effect of accounting change	293	(1,074)	403	352	431
Cumulative effect of accounting change, net of tax	—	—	—	(65)	—

Net income/(loss)	$293	$(1,074)	$403	$287	$431

Earnings/(Losses) per Share (c)
Basic
Income/(loss) before cumulative effect of accounting change	$1.64	$(6.05)	$2.22	$1.78	$2.15
Cumulative effect of accounting change, net of tax	—	—	—	(0.33)	—

Net income/(loss)	$1.64	$(6.05)	$2.22	$1.45	$2.15

Diluted
Income/(loss) before cumulative effect of accounting change	$1.61	$(6.05)	$2.20	$1.77	$2.15
Cumulative effect of accounting change, net of tax	—	—	—	(0.33)	—

Net income/(loss)	$1.61	$(6.05)	$2.20	$1.44	$2.15

Balance Sheet Data (in millions):
Securitized assets (d)	$2,755	$2,929	$2,608	$1,841	$1,496
Total assets	9,352	9,573	10,459	9,520	9,167
Securitized debt (e)	1,507	1,810	2,081	1,463	1,135
Long-term debt	2,015	1,984	1,526	1,437	907
Total stockholders’/ invested equity (f)	2,688	2,342	3,516	3,559	5,033

Operating Statistics:
Lodging (g)
Number of rooms (h)	597,700	592,900	550,600	543,200	532,700
RevPAR (i)	$30.34	$35.74	$36.48	$34.95	$31.00
Vacation Exchange and Rentals
Average number of members (in 000s) (j)	3,782	3,670	3,526	3,356	3,209
Annual dues and exchange revenues per member (k)	$120.22	$128.37	$135.85	$135.62	$135.76
Vacation rental transactions (in 000s) (l)	1,356	1,347	1,376	1,344	1,300
Average net price per vacation rental (m)	$423.04	$463.10	$422.83	$370.93	$359.27
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s) (n)	$1,315,000	$1,987,000	$1,993,000	$1,743,000	$1,396,000
Tours (o)	617,000	1,143,000	1,144,000	1,046,000	934,000
Volume Per Guest (“VPG”) (p)	$1,964	$1,602	$1,606	$1,486	$1,368

(a)	Includes operating, cost of vacation ownership interests, consumer financing interest, marketing and reservation and general and administrative expenses. During 2009, 2008, 2007 and 2006, general and administrative expenses include $6 million of a net expense, and $18 million, $46 million and $32 million of a net benefit from the resolution of and adjustment to certain contingent liabilities and assets ($6 million, $6 million, $26 million and $30 million, net of tax), respectively. During 2008, general and administrative expenses include charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business.
(b)	The difference in our 2008 effective tax rate is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business. See Note 7 — Income Taxes for a detailed reconciliation of our effective tax rate.
(c)	This calculation is based on basic and diluted weighted average shares of 179 million and 182 million, respectively, during 2009, 178 million during 2008 and 181 million and 183 million, respectively, during 2007. For all periods prior to our date of Separation (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock. As such, during 2006, this calculation is based on basic and diluted weighted average shares of 198 million and 199 million, respectively. During 2005, this calculation is based on basic and diluted weighted average shares of 200 million.
(d)	Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 8 to the Consolidated Financial Statements for further information.
(e)	Represents debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us.
(f)	Represents Wyndham Worldwide’s stand-alone stockholders’ equity since August 1, 2006 and Cendant’s invested equity (capital contributions and earnings from operations less dividends) in Wyndham Worldwide and accumulated other comprehensive income for 2005 through July 31, 2006, our date of Separation.

(g)	Wyndham Hotels and Resorts was acquired on October 11, 2005, Baymont Inn & Suites was acquired on April 7, 2006 and U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands were acquired on July 18, 2008. The results of operations of these businesses have been included from their acquisition dates forward.
(h)	Represents the number of rooms at lodging properties at the end of the year which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2009, 2008, 2007 and 2006 include 3,549, 4,175, 6,856 and 4,993 affiliated rooms, respectively.
(i)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day.
(j)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such members are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related products and services.
(k)	Represents total revenues from annual membership dues and exchange fees generated during the year divided by the average number of vacation exchange members during the year.
(l)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(m)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.
(n)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(o)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(p)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Critical Accounting Policies,” for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Acquisitions (2005 — 2009)

Between January 1, 2005 and December 31, 2009, we completed the following acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates:

•	U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands (July 2008)
•	Baymont Inn & Suites brand (April 2006)
•	Wyndham Hotels and Resorts brand (October 2005)

See Note 4 to the Consolidated Financial Statements for a more detailed discussion of the acquisitions completed since January 1, 2007.

Charges

During 2009, we recorded (i) a charge of $9 million ($7 million, net of tax) to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans and (ii) a charge of $6 million ($3 million, net of tax) to reduce the value of an underperforming joint venture in our hotel management business.

During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. As a result, we recorded $47 million ($29 million, net of tax) and $79 million ($49 million, net of tax) of restructuring costs during 2009 and 2008, respectively, of which $88 million has been or is expected to be paid in cash.

During 2008, we recorded a charge of $1,342 million ($1,337 million, net of tax) to impair goodwill related to plans announced during the fourth quarter of 2008 to reduce our VOI sales pace and associated size of our vacation ownership business. In addition, during 2008, we recorded charges of (i) $84 million ($58 million, net of tax) to reduce the carrying value of certain long-lived assets based on their revised estimated fair values and (ii) $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business.

See Note 21 to the Consolidated Financial Statements for further details on such charges.

During 2006, we recorded a non-cash charge of $65 million, net of tax, to reflect the cumulative effect of accounting changes as a result of our adoption of the real estate time-sharing transactions guidance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW

We are a global provider of hospitality products and services and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Separation from Cendant

On July 31, 2006, Cendant Corporation, currently known as Avis Budget Group, Inc. (or “former Parent”), distributed all of the shares of Wyndham common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Before our separation from Cendant, we entered into separation, transition services and several other agreements with Cendant, Realogy and Travelport to effect the separation and distribution, govern the relationships among the parties after the separation and allocate among the parties Cendant’s assets, liabilities and obligations attributable to periods prior to the separation. Under the Separation and Distribution Agreement, we assumed 37.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries which were not primarily related to our business or the businesses of Realogy, Travelport or Avis Budget Group, and Realogy assumed 62.5% of these contingent and other corporate liabilities. These include liabilities relating to Cendant’s terminated or divested businesses, the Travelport sale on August 22, 2006, taxes of Travelport for taxable periods through the date of the Travelport sale, certain litigation matters, generally any actions relating to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

RESULTS OF OPERATIONS

Lodging

Our franchising business is designed to generate revenues for our hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding customer service to both our customers and guests staying at hotels in our system.

We enter into agreements to franchise our lodging brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are recorded upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Operations. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

Our franchise agreements also require the payment of fees for certain services, including marketing and reservations. With such fees, we provide our franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservations system; (ii) third-party distribution channels, such as online travel agents; (iii) advertising; (iv) our loyalty program; (v) global sales support; (vi) operations support; (vii) training; (viii) strategic sourcing; and (ix) design and construction services. We are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with our franchise agreements, we include an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described below, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 20 years. Our management fees are comprised of base fees, which are typically calculated, based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract. We incur certain reimbursable costs on behalf of managed hotel properties and reports reimbursements received from managed properties as revenues and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenues on the Consolidated Statements of Operations. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Operations. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on our operating income. Management fee revenues and revenues related to payroll reimbursements were $4 million and $85 million, respectively, during 2009, $5 million and $100 million, respectively, during 2008 and $6 million and $92 million, respectively, during 2007.

We also earn revenues from administering the Wyndham Rewards loyalty program. We charge our franchisee/managed hotel owner a fee based upon a percentage of room revenues generated from member stays at participating hotels. This fee is recorded upon becoming due from the franchisee.

Within our Lodging segment, we measure operating performance using the following key operating statistics: (i) number of rooms, which represents the number of rooms at lodging properties at the end of the year and (ii) revenue per available room (RevPAR), which is calculated by multiplying the percentage of available rooms occupied during the year by the average rate charged for renting a lodging room for one day.

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related products and services. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within our vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 45% of the gross booking fees for non-proprietary inventory, except for where we receive 100% of the revenues for properties that we own or operate under long-term capital leases. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2009, 2008 and 2007 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties we own or operate under long-term capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related products and services; (ii) annual membership dues and exchange revenue per member, which represents the total annual dues and exchange fees generated for the year divided by the average number of vacation exchange members during the year; (iii) vacation rental transactions, which represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us; and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions.

Vacation Ownership

We develop, market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

We also offer consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of seller-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of vacation ownership interest sales on the Consolidated Statements of Operations. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Operations.

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenues are recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated Statements of Operations. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where we are the employer, are reflected as a component of operating expenses on the Consolidated Statements of Operations. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on our operating income. Management fee revenues and revenues related to reimbursements were $170 million and $206 million, respectively, during 2009, $159 million and $187 million, respectively, during 2008 and $146 million and $164 million, respectively, during 2007. During 2009, 2008 and 2007, one of the associations that we manage paid Wyndham Exchange and Rentals $19 million, $17 million and $15 million, respectively, for exchange services.

During 2009, 2008 and 2007, gross sales of VOIs were increased by $187 million and reduced by $75 million and $22 million, respectively, representing the net change in revenues that was deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. As of December 31, 2009, all revenues that were previously deferred under the percentage of completion method of accounting had been recognized.

Within our Vacation Ownership segment, we measure operating performance using the following key metrics: (i) gross VOI sales (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions; (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs; and (iii) volume per guest, or VPG, which represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

Other Items

We record lodging-related marketing and reservation revenues, Wyndham Rewards revenues, as well as hotel/property management services revenues for both our Lodging and Vacation Ownership segments, in accordance with guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenues and “EBITDA,” which is defined as net income/(loss) before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Operations. We believe that EBITDA is a useful measure of performance for our industry segments which, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2009 and 2008. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2009	2008	% Change

Lodging
Number of rooms (a)	597,700	592,900	1
RevPAR (b)	$30.34	$35.74	(15)
Vacation Exchange and Rentals
Average number of members (000s) (c)	3,782	3,670	3
Annual dues and exchange revenues per member (d)	$120.22	$128.37	(6)
Vacation rental transactions (in 000s) (e)	1,356	1,347	1
Average net price per vacation rental (f)	$423.04	$463.10	(9)
Vacation Ownership
Gross VOI sales (in 000s) (g)	$1,315,000	$1,987,000	(34)
Tours (h)	617,000	1,143,000	(46)
Volume Per Guest (“VPG”) (i)	$1,964	$1,602	23

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2009 and 2008 include 3,549 and 4,175 affiliated rooms, respectively.
(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.
(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.
(d)	Represents total revenue from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, annual dues and exchange revenues per member decreased 3%.
(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.
(f)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements the average net price per vacation rental increased 1%.
(g)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.
(h)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(i)	Represents gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) divided by the number of tours.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results comprised the following:

	Year Ended December 31,
	2009	2008	Change

Net revenues	$3,750	$4,281	$(531)
Expenses	3,156	5,111	(1,955)

Operating income/(loss)	594	(830)	1,424
Other income, net	(6)	(11)	5
Interest expense	114	80	34
Interest income	(7)	(12)	5

Income/(loss) before income taxes	493	(887)	1,380
Provision for income taxes	200	187	13

Net income/(loss)	$293	$(1,074)	$1,367

During 2009, our net revenues decreased $531 million (12%) principally due to:

•	a $672 million decrease in gross sales of VOIs at our vacation ownership businesses reflecting the planned reduction in tour flow, partially offset by an increase in VPG;

•	a $93 million decrease in net revenues in our lodging business primarily due to global RevPAR weakness and a decline in reimbursable revenues and other franchise fees, partially offset by incremental revenues contributed from the acquisition of U.S. Franchise Systems, Inc. (“USFS”);

•	a $50 million decrease in net revenues from rental transactions at our vacation exchange and rentals business due to a decrease in the average net price per rental, including a $60 million unfavorable impact of foreign exchange movements;

•	a $41 million decrease in ancillary revenues at our vacation exchange and rentals business from various sources, including the impact from our termination of a low margin travel service contract and a $4 million unfavorable impact of foreign exchange movements; and

•	a $16 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including a $17 million unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members.

Such decreases were partially offset by:

•	a net increase of $262 million in the recognition of revenues previously deferred under the percentage-of-completion method of accounting at our vacation ownership business;

•	a $37 million increase in ancillary revenues at our vacation ownership business primarily associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales, partially offset by a decline in fees generated from other non-core businesses;

•	$30 million of incremental property management fees within our vacation ownership business primarily as a result of rate increases and growth in the number of units under management; and

•	a $9 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to higher weighted average interest rates earned on our contract receivable portfolio.

Total expenses decreased $1,955 million (38%) principally reflecting:

•	the absence of a non-cash charge of $1,342 million for the impairment of goodwill at our vacation ownership business to reflect reduced future cash flow estimates based on the expected reduced sales pace;

•	a $272 million decrease in marketing and reservation expenses at our vacation ownership business ($217 million) resulting from the reduced sales pace and our lodging business ($55 million) resulting from lower marketing and related spend across our brands as a result of a decline in related marketing fees received;

•	$207 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration costs;

•	$150 million of decreased cost of VOI sales due to the expected decline in VOI sales;

•	the absence of $84 million of non-cash impairment charges recorded across our three businesses during 2008;

•	the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $58 million;

•	$51 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives at our vacation exchange and rentals business;

•	a decrease of $32 million of costs due to organizational realignment initiatives primarily at our vacation ownership business (see Restructuring Plan for more details);

•	the absence of a $24 million charge due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business recorded during 2008;

•	$15 million of decreased payroll costs paid on behalf of hotel owners in our lodging business; and

•	$9 million of lower volume-related expenses at our vacation exchange and rentals business.

These decreases were partially offset by:

•	a net increase of $101 million of expenses related to the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	$69 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory, our trial membership marketing program, sales incentives awarded to owners and increased litigation settlement reserves;

•	$29 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts at our vacation exchange and rentals business;

•	$26 million of incremental expenses at our lodging business related to bad debt expense, remediation efforts on technology compliance initiatives and our acquisition of USFS;

•	a $24 million unfavorable impact from the resolution of and adjustment to certain contingent liabilities and assets recorded during 2009 as compared to 2008;

•	$19 million of higher corporate costs primarily related to employee incentive programs, severance, hedging activity and additional rent associated with the consolidation of two leased facilities into one, partially offset by cost savings initiatives;

•	non-cash charges of $15 million at our vacation ownership and lodging businesses to reduce the carrying value of certain assets based on their revised estimated fair values;

•	$8 million of incremental costs at our vacation exchange and rentals business related to marketing, IT and facility operations;

•	an $8 million increase in consumer financing interest expenses primarily related to an increase in interest rates, partially offset by decreased average borrowings on our securitized debt facilities; and

•	$6 million of incremental property management expenses at our vacation ownership business associated with the growth in the number of units under management, partially offset by cost containment initiatives implemented during 2009.

Other income, net decreased $5 million primarily as a result of a decline in net earnings from equity investments, the absence of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party and the absence of income associated with the sale of a non-strategic asset at our lodging business, partially offset by higher gains associated with the sale of non-strategic assets at our vacation ownership business. Such amounts are included within our segment EBITDA results. Interest expense increased $34 million during 2009 as compared to 2008 primarily due to an increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see Note 13 — Long-Term Debt and Borrowing Arrangements) and lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. Interest income decreased $5 million during 2009 compared to 2008 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments. The difference between our 2009 effective tax rate of 40.6% and 2008 effective tax rate of (21.1%) is primarily due to the absence of impairment charges recorded during 2008, a charge recorded during 2009 for the reduction of deferred tax assets and the origination of deferred tax liabilities in a foreign tax jurisdiction and the write-off of deferred tax assets that were associated with stock-based compensation, which were in excess of our pool of excess tax benefits available to absorb tax deficiencies. We expect our effective tax rate for 2010 to be approximately 38%. See Note 7- Income Taxes for a detailed reconciliation of our effective tax rate.

As a result of these items, our net income increased $1,367 million as compared to 2008.

During 2010, we expect:

•	net revenues of approximately $3.5 billion to $3.9 billion;

•	depreciation and amortization of approximately $180 million to $185 million; and

•	interest expense, net, of approximately $130 million to $140 million.

Following is a discussion of the results of each of our segments, other income net and interest expense/income:

	Net Revenues			EBITDA
			%			%
	2009	2008	Change	2009	2008	Change

Lodging	$660	$753	(12)	$175	$218	(20)
Vacation Exchange and Rentals	1,152	1,259	(8)	287	248	16
Vacation Ownership	1,945	2,278	(15)	387	(1,074)	*

Total Reportable Segments	3,757	4,290	(12)	849	(608)	*
Corporate and Other (a)	(7)	(9)	*	(71)	(27)	*

Total Company	$3,750	$4,281	(12)	778	(635)	*

Less: Depreciation and amortization				178	184
Interest expense				114	80
Interest income				(7)	(12)

Income/(loss) before income taxes				$493	$(887)

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $93 million (12%) and $43 million (20%), respectively, during 2009 compared to 2008. The decrease in revenues primarily reflects a decline in worldwide RevPAR and other franchise fees. EBITDA further reflects lower marketing expenses, the absence of a non-cash impairment charge recorded during 2008 and the impact of the USFS acquisition, partially offset by higher bad debt expense.

The acquisition of USFS contributed incremental net revenues and EBITDA of $11 million and $6 million, respectively. Excluding the impact of this acquisition, net revenues declined $104 million reflecting:

•	a $60 million decrease in domestic royalty, marketing and reservation revenues primarily due to a RevPAR decline of 15%;

•	$15 million of lower reimbursable revenues earned by our hotel management business;

•	a $14 million decrease in other franchise fees principally related to lower termination and transfer volume;

•	a $12 million decrease in international royalty, marketing and reservation revenues resulting from a RevPAR decrease of 19%, or 14% excluding the impact of foreign exchange movements, partially offset by an 8% increase in international rooms; and

•	a $3 million decrease in other revenues.

The RevPAR decline was driven by industry-wide occupancy and rate declines. The $15 million of lower reimbursable revenues earned by our property management business primarily relates to payroll costs that we incur and pay on behalf of hotel owners, for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in costs at our managed properties due to lower occupancy, as well as a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by:

•	a decrease of $55 million in marketing and related expenses primarily due to lower spend across our brands as a result of a decline in related marketing fees received;

•	the absence of a $16 million non-cash impairment charge recorded during 2008 (see Note 21 — Restructuring and Impairments for more details); and

•	$1 million of lower costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such decreases were partially offset by:

•	$16 million of higher bad debt expense principally resulting from operating cash shortfalls at managed hotels that have experienced occupancy declines;

•	a non-cash charge of $6 million to impair the value of an underperforming joint venture in our hotel management business;

•	$5 million of incremental costs due to remediation efforts on technology compliance initiatives;

•	the absence of $2 million of income recorded during the second quarter of 2008 relating to the assumption of a credit card marketing program obligation by a third party; and

•	the absence of $2 million of income associated with the sale of a non-strategic asset during the third quarter of 2008.

As of December 31, 2009, we had approximately 7,110 properties and 597,700 rooms in our system. Additionally, our hotel development pipeline included approximately 950 hotels and approximately 108,100 rooms, of which 43% were international and 51% were new construction as of December 31, 2009.

We expect net revenues of approximately $620 million to $670 million during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	RevPAR to be flat to down 3%

•	number of rooms to increase 1-3%

Vacation Exchange and Rentals

Net revenues decreased $107 million (8%) while EBITDA increased $39 million (16%), respectively, during 2009 compared to 2008. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $81 million and $23 million, respectively. The decrease in net revenues reflects a $50 million decrease in net revenues from rental transactions and related services, a $41 million decrease in ancillary revenues and a $16 million decrease in annual dues and exchange revenues. EBITDA further reflects favorability resulting from the absence of $60 million of charges recorded during the fourth quarter of 2008, $51 million in cost savings from overhead reductions and benefits related to organizational realignment initiatives and $9 million of lower volume-related expenses, partially offset by $29 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts.

Net revenues generated from rental transactions and related services decreased $50 million (8%) during 2009 compared to 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $10 million (2%) during 2009 as rental transaction volume increased 1% primarily driven by increased volume at (i) our Landal business, which benefited from enhanced marketing programs, and (ii) our U.K. cottage business due to successful marketing and promotional offers as well as increased functionality of its new web platform. Such favorability was partially offset by lower member rentals, which we believe was a result of members reducing the number of extra vacations primarily due to the downturn in the economy. Average net price per rental increased 1% primarily resulting from a change in the mix of various rental offerings, with favorable impacts by our Landal Greenparks and U.K. cottage businesses, partially offset by an unfavorable impact at our Novasol and member rental businesses.

Annual dues and exchange revenues decreased $16 million (3%) during 2009 compared to 2008. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues increased $1 million driven by a 3% increase in the average number of members primarily due to the enrollment of approximately 135,000 members at the beginning of 2009 resulting from our Disney Vacation Club affiliation, partially offset by a 3% decline in revenue generated per member. The decrease in revenue per member was due to lower exchange transactions and subscription fees, partially offset by the impact of higher exchange transaction pricing. We believe that the lower revenue per member reflects: (i) the economic uncertainty, (ii) lower subscription fees due primarily to member retention programs offered at multiyear discounts and (iii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per member.

A decrease in ancillary revenues of $41 million was driven by:

•	$21 million from various sources, which include fees from additional services provided to transacting members, fees from our credit card loyalty program and fees generated from programs with affiliated resorts;

•	$16 million in travel revenues primarily due to our termination of a low margin travel service contract; and

•	$4 million due to the unfavorable translation effects of foreign exchange movements.

In addition, EBITDA was positively impacted by a decrease in expenses of $146 million (14%) primarily driven by:

•	the favorable impact of foreign currency translation on expenses of $58 million;

•	$51 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives;

•	the absence of $36 million of non-cash impairment charges recorded during the fourth quarter of 2008 (see Note 21 — Restructuring and Impairments for more details);

•	the absence of a cash charge of $24 million recorded during the fourth quarter of 2008 due to a currency conversion loss related to the transfer of cash from our Venezuela operations;

•	$9 million of lower volume-related expenses; and

•	$3 million of lower costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such decreases were partially offset by:

•	$29 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts;

•	$5 million of marketing and IT costs to support our e-commerce initiative to drive members to transact on the web; and

•	$3 million of higher facility operating costs.

We expect net revenues of approximately $1.1 billion to $1.2 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	vacation rental transactions to be flat and average net price per vacation rental to increase 2-5%

•	average number of members as well as annual dues and exchange revenues per member to be flat

Vacation Ownership

Net revenues decreased $333 million (15%) while EBITDA increased $1,461 million during 2009 compared to 2008.

During the fourth quarter of 2008, in response to an uncertain credit environment, we announced plans to (i) refocus our vacation ownership sales and marketing efforts, which resulted in fewer tours, and (ii) concentrate on consumers with higher credit quality beginning in the fourth quarter of 2008. As a result, during December 2008, we recorded a non-cash $1,342 million charge for the impairment of goodwill at our vacation ownership business to reflect reduced future cash flow estimates based on the expected reduced sales pace and $66 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details). In addition, operating results for 2009 reflect decreased gross VOI sales, a net increase in the recognition of previously deferred revenues as a result of the completion of construction of resorts under development, decreased marketing and employee-related expenses, lower cost of VOI sales, higher ancillary revenues and additional costs related to organizational realignment initiatives.

Gross sales of VOIs at our vacation ownership business decreased $672 million (34%) during 2009 compared to 2008, driven principally by a 46% planned decrease in tour flow, partially offset by an increase of 23% in VPG. Tour flow was negatively impacted by the closure of over 85 sales offices since October 1, 2008 related to our organizational realignment initiatives. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during 2009 as compared to 2008 as a result of changes in the mix of tours. Such results were partially offset by a $37 million increase in ancillary revenues primarily associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales, partially offset by a decline in fees generated from other non-core businesses.

Under the percentage-of-completion (“POC”) method of accounting, a portion of the total revenues associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues will be recognized in future periods as construction of the vacation resort progresses. During 2009, we completed construction on resorts where VOI sales were primarily generated during 2008, resulting in the recognition of $187 million of revenues previously deferred under the POC method of accounting compared to $75 million of deferred revenues during 2008. Accordingly, net revenues and EBITDA comparisons were positively impacted by $225 million (including the impact of the provision for loan losses) and $124 million, respectively, as a result of the net increase in the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during 2010 on revenues due to the POC method of accounting as all such previously deferred revenues were recognized during 2009 and no additional deferred revenues are anticipated during 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $30 million and $24 million, respectively, during 2009 primarily due to higher management fees earned as a result of rate increases and growth in the number of units under management. In addition, EBITDA was unfavorably impacted from increased costs associated with the growth in the number of units under management, partially offset by cost containment initiatives implemented during 2009.

Net revenues and EBITDA comparisons were favorably impacted by $9 million and $1 million, respectively, during 2009 due to an increase in net interest income primarily due to higher weighted average interest rates earned on our contract receivable portfolio, partially offset by higher interest costs during 2009 as compared to 2008. We incurred interest expense of $139 million on our securitized debt at a weighted average interest rate of 8.5% during 2009 compared to $131 million at a weighted average interest rate of 5.2% during 2008. Our net interest income margin decreased from 69% during 2008 to 68% during 2009 due to a 325 basis point increase in our weighted average interest rate, partially offset by $413 million of decreased average borrowings on our securitized debt facilities and to higher weighted average interest rates earned on our contract receivable portfolio.

In addition, EBITDA was positively impacted by $501 million (33%) of decreased expenses, exclusive of incremental interest expense on our securitized debt and lower property management expenses, primarily resulting from:

•	$217 million of decreased marketing expenses due to the reduction in our sales pace;

•	$207 million of lower employee-related expenses primarily due to lower sales commission and administration costs;

•	$150 million of decreased cost of VOI sales due to the planned reduction in VOI sales;

•	the absence of a $28 million non-cash impairment charge recorded during 2008 due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; and

•	the absence of a $4 million non-cash impairment charge recorded during 2008 related to the termination of a development project.

Such decreases were partially offset by:

•	$37 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$29 million of increased costs associated with maintenance fees on unsold inventory;

•	$25 million of increased costs related to sales incentives awarded to owners;

•	$11 million of increased litigation settlement reserves;

•	a non-cash charge of $9 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans; and

•	$4 million of increased costs related to our trial membership marketing program.

Our active development pipeline consists of approximately 160 units in one U.S. state, a decline from 1,400 units as of December 31, 2008 primarily due to our initiative to reduce our VOI sales pace.

We expect net revenues of approximately $1.7 billion to $2.0 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	gross VOI sales to be flat

•	tours to decline 3-6%

•	VPG to increase 5-8%

Corporate and Other

Corporate and Other expenses increased $46 million in 2009 compared to 2008. Such increase primarily includes:

•	a $24 million unfavorable impact from the resolution of and adjustment to certain contingent liabilities and assets recorded during 2009 as compared to 2008;

•	increased corporate expenses primarily due to $11 million of employee incentive programs and severance, $9 million of hedging activity and $5 million of other, including additional rent associated with the consolidation of two leased facilities into one, partially offset by $6 million of cost savings initiatives; and

•	$1 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Other Income, Net

Other income, net decreased $5 million during 2009 as compared to 2008. Such decrease includes:

•	a $4 million decline in net earnings from equity investments;

•	the absence of $2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third party; and

•	the absence of $2 million of income associated with the sale of a non-strategic asset at our lodging business.

Such decreases were partially offset by $2 million of higher gains associated with the sale of non-strategic assets at our vacation ownership business. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $34 million during 2009 compared to 2008 as a result of (i) a $25 million increase in interest incurred on our long-term debt facilities resulting from our May 2009 debt issuances (see Note 13 — Long-Term Debt and Borrowing Arrangements) and (ii) $9 million of lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory. We expect these trends of higher interest incurred on our long-term debt facilities and lower capitalized interest to continue into 2010 and anticipate an increase of interest expense of $25 million to $35 million in full year 2010 as compared to full year 2009 as a result of a full year effect of our May 2009 debt issuances and a continued decline in development of vacation ownership inventory. Interest income decreased $5 million during 2009 compared to 2008 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2008 and 2007. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2008	2007	% Change

Lodging (a)
Number of rooms (b)	592,900	550,600	8
RevPAR (c)	$35.74	$36.48	(2)
Vacation Exchange and Rentals
Average number of members (000s) (d)	3,670	3,526	4
Annual dues and exchange revenues per member (e)	$128.37	$135.85	(6)
Vacation rental transactions (in 000s) (f)	1,347	1,376	(2)
Average net price per vacation rental (g)	$463.10	$422.83	10
Vacation Ownership
Gross VOI sales (in 000s) (h)	$1,987,000	$1,993,000	—
Tours (i)	1,143,000	1,144,000	—
Volume Per Guest (“VPG”) (j)	$1,602	$1,606	—

(a)	Includes Microtel Inns & Suites and Hawthorn Suites by Wyndham hotel brands, which were acquired on July 18, 2008. Therefore, the operating statistics for 2008 are not presented on a comparable basis to the 2007 operating statistics. On a comparable basis (excluding the Microtel Inns & Suites and Hawthorn Suites by Wyndham hotel brands from the 2008 amounts), the number of rooms would have increased 2% and RevPAR would have declined 2%.

(b)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2008 and 2007 include 4,175 and 6,856 affiliated rooms, respectively.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(d)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(e)	Represents total revenues from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period.

(f)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements, such increase was 6%.

(h)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(i)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(j)	Represents gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) divided by the number of tours.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Our consolidated results comprised the following:

	Year Ended December 31,
	2008	2007	Change

Net revenues	$4,281	$4,360	$(79)
Expenses	5,111	3,650	1,461

Operating income/(loss)	(830)	710	(1,540)
Other income, net	(11)	(7)	(4)
Interest expense	80	73	7
Interest income	(12)	(11)	(1)

Income/(loss) before income taxes	(887)	655	(1,542)
Provision for income taxes	187	252	(65)

Net income/(loss)	$(1,074)	$403	$(1,477)

During 2008, our net revenues decreased $79 million (2%) principally due to:

•	a $150 million increase in our provision for loan losses at our vacation ownership business;

•	a net increase of $48 million in deferred revenues under the percentage-of-completion method of accounting at our vacation ownership business;

•	a $34 million decrease in ancillary revenues at our vacation ownership business associated with bonus points/credits that are provided as purchase incentives on VOI sales;

•	an $8 million decrease in annual dues and exchange revenues due to a decline in revenue generated per member, partially offset by growth in the average number of members; and

•	a $6 million decrease in gross sales of VOIs at our vacation ownership businesses due to our strategic realignment initiatives.

Such decreases were partially offset by:

•	a $68 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to growth in the portfolio;

•	a $42 million increase in net revenues from rental transactions primarily due to an increase in the average net price per rental, including the favorable impact of foreign exchange movements, and the conversion of two of our Landal parks from franchised to managed;

•	$36 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and

•	a $28 million increase in net revenues in our lodging business due to higher international royalty, marketing and reservation revenues, incremental net revenues generated from the July 2008 acquisition of USFS, increased revenues from our Wyndham Rewards loyalty program and incremental hotel management reimbursable revenues, partially offset by lower domestic royalty, marketing and reservation revenues.

The total net revenues increase at our vacation exchange and rentals business includes the favorable impact of foreign currency translation of $16 million.

Total expenses increased $1,461 million principally reflecting:

•	a non-cash charge of $1,342 million for the impairment of goodwill at our vacation ownership business as a result of organizational realignment plans (see Restructuring Plan for more details) announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering our expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging;

•	non-cash charges of $84 million across our three businesses to reduce the carrying value of certain assets based on their revised estimated fair values;

•	the recognition of $79 million of costs at our lodging, vacation exchange and rentals and vacation ownership businesses relating to organizational realignment initiatives;

•	$28 million of a lower net benefit related to the resolution of and adjustment to certain contingent liabilities and assets;

•	a $28 million increase in operating and administrative expenses at our vacation exchange and rentals business primarily related to increased resort services expenses resulting from the conversion of two of our Landal parks from franchised to managed, increased volume-related expenses due to growth, higher employee incentive program expenses and increased consulting costs;

•	charges of $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business;

•	$21 million of increased consumer financing interest expense;

•	a $20 million increase in operating and administrative expenses at our lodging business primarily related to increased payroll costs paid on behalf of and for which we are reimbursed by the hotel owners, increased expenses related to ancillary services provided to franchisees and increased expenses resulting from the USFS acquisition, partially offset by savings from cost containment initiatives and lower employee incentive program expenses;

•	an $18 million increase in depreciation and amortization primarily reflecting increased capital investments over the past two years;

•	the unfavorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $18 million; and

•	an $8 million increase in operating and administrative expenses at our vacation ownership business primarily related to increased costs related to property management services, partially offset by lower employee related expenses.

These increases were partially offset by:

•	$85 million of decreased cost of sales at our vacation ownership business primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above;

•	$49 million of decreased costs at our vacation ownership business primarily related to sales incentives awarded to owners, lower maintenance fees on unsold inventory, the absence of costs associated with the repair of one of our completed VOI resorts and the absence of a net charge related to a prior acquisition;

•	$23 million of increased deferred expenses related to the net increase in deferred revenues at our vacation ownership business, as discussed above;

•	$16 million of favorable hedging on foreign exchange contracts at our vacation exchange and rentals business;

•	$16 million of decreased separation and related costs;

•	$16 million in cost savings from overhead reductions at our vacation exchange and rentals business;

•	the absence of $7 million of severance related expenses recorded at our vacation exchange and rentals business during 2007; and

•	$6 million of lower corporate costs primarily related to cost containment initiatives implemented during 2008 and lower legal and professional fees.

Other income, net increased $4 million due to (i) higher net earnings primarily from equity investments, (ii) income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party and (iii) income associated with the sale of certain assets. Such increases were partially offset by the absence of a pre-tax gain recorded during 2007 on the sale of certain vacation ownership properties and related assets. Interest expense increased $7 million during 2008 compared to 2007 as a result of (i) lower capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) higher interest paid on our long-term debt facilities due to an increase in our revolving credit facility balance. Interest income increased $1 million during 2008 compared to 2007.

The difference between our 2008 effective tax rate of (21.1%) and 2007 effective tax rate of 38.5% is primarily due to:

•	the non-deductibility of the goodwill impairment charge recorded during 2008;

•	charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business; and

•	a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business.

See Note 7 — Income Taxes for a detailed reconciliation of our effective tax rate.

As a result of these items, our net income decreased $1,477 million as compared to 2007.

Following is a discussion of the results of each of our segments, other income net and interest expense/income:

	Net Revenues			EBITDA
			%			%
	2008	2007	Change	2008	2007	Change

Lodging	$753	$725	4	$218	$223	(2)
Vacation Exchange and Rentals	1,259	1,218	3	248	293	(15)
Vacation Ownership	2,278	2,425	(6)	(1,074)	378	*

Total Reportable Segments	4,290	4,368	(2)	(608)	894	*
Corporate and Other (a)	(9)	(8)	*	(27)	(11)	*

Total Company	$4,281	$4,360	(2)	(635)	883	*

Less: Depreciation and amortization				184	166
Interest expense				80	73
Interest income				(12)	(11)

Income/(loss) before income taxes				$(887)	$655

*	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased $28 million (4%) and EBITDA decreased $5 million (2%), respectively, during 2008 compared to 2007 primarily reflecting higher international royalty, marketing and reservation revenues, incremental net revenues generated from the July 2008 acquisition of USFS, increased revenues from our Wyndham Rewards loyalty program and incremental hotel management reimbursable revenues, partially offset by lower domestic royalty, marketing and reservation revenues. Such net revenues increase was more than offset in EBITDA by increased expenses, particularly associated with a strategic change in direction related to our Howard Johnson brand, ancillary services provided to franchisees, incremental hotel management reimbursable revenues, the acquisition of USFS and organizational realignment initiatives, partially offset by savings from cost containment initiatives.

The acquisition of USFS contributed incremental net revenues and EBITDA of $12 million and $3 million, respectively. Apart from this acquisition, the increase in net revenues includes:

•	$17 million of incremental international royalty, marketing and reservation revenues resulting from international RevPAR growth of 2%, or 1% excluding the impact of foreign exchange movements, and a 13% increase in international rooms;

•	$10 million of incremental revenues generated by our Wyndham Rewards loyalty program primarily due to increased member stays;

•	$8 million of incremental reimbursable revenues earned by our hotel management business; and

•	a $16 million increase in other revenues primarily due to fees generated upon execution of franchise contracts and ancillary services that we provide to our franchisees.

Such increases were partially offset by a decrease of $35 million in domestic royalty, marketing and reservation revenues due to a domestic RevPAR decline of 5% and incremental development advance note amortization, which is recorded net within revenues. The domestic RevPAR decline was principally driven by an overall decline in industry occupancy levels, while the international RevPAR growth was principally driven by price increases, partially offset by a decline in occupancy levels. The $8 million of incremental reimbursable revenues earned by our hotel management business primarily relates to payroll costs that we incur and pay on behalf of hotel owners, for which we are fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA.

EBITDA further reflects:

•	a $16 million non-cash impairment charge primarily due to a strategic change in direction related to our Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards;

•	$15 million of increased costs primarily associated with ancillary services provided to franchisees, as discussed above; and

•	$4 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such cost increases were partially offset by:

•	$10 million of savings from cost containment initiatives;

•	$2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party;

•	$2 million of income associated with the sale of a non-strategic asset;

•	$2 million of lower employee incentive program expenses compared to 2007; and

•	a net decrease of $1 million in marketing expenses primarily relating to lower marketing spend across our brands, partially offset by incremental expenditures in our Wyndham Rewards loyalty program.

As of December 31, 2008, we had 7,043 properties and approximately 592,900 rooms in our system. Additionally, our hotel development pipeline included approximately 990 hotels and approximately 110,900 rooms, of which 42% were international and 55% were new construction as of December 31, 2008.

Vacation Exchange and Rentals

Net revenues increased $41 million (3%) and EBITDA decreased $45 million (15%) during 2008 compared to 2007. The increase in net revenues primarily reflects a $42 million increase in net revenues from rental transactions and related services and a $7 million increase in ancillary revenues, which includes $5 million of favorability related to an adjustment recorded during the second quarter of 2007 that reduced Asia Pacific consulting revenues, partially offset by an $8 million decrease in annual dues and exchange revenues. EBITDA reflects $36 million of non-cash charges to reduce the carrying value of certain assets based on their revised estimated fair values, $24 million of charges due to currency conversion losses related to the transfer of cash from our Venezuelan operations and $9 million of costs relating to organizational realignment initiatives, partially offset by $16 million in cost savings from overhead reductions, $16 million of favorable hedging on foreign exchange contracts and the absence of $7 million of severance-related expenses recorded during 2007. Net revenues and expense increases include $16 million and $18 million, respectively, of currency translation impact from a weaker U.S. dollar compared to other foreign currencies.

Net revenues generated from rental transactions and related services increased $42 million (7%) during 2008 compared to 2007. Excluding the favorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $21 million (4%) during 2008 driven by (i) the conversion of two of our Landal parks from franchised to managed, which contributed an incremental $20 million to revenues, and (ii) a 2% increase in the average net price per rental primarily resulting from increased pricing at our Landal and Novasol European vacation rentals businesses. These increases were partially offset by a 2% decline in rental transaction volume primarily driven by lower rental volume at our other European cottage businesses as well as lower member rentals, which we believe was a result of customers altering their vacation decisions primarily due to the downturn in North America and other worldwide economies. The decline in rental transaction volume was partially offset by increased rentals at our Landal business, which benefited from enhanced marketing programs.

Annual dues and exchange revenues decreased $8 million (2%) during 2008 compared to 2007. Excluding the unfavorable impact of foreign exchange movements, annual dues and exchange revenues declined $5 million (1%) driven by a 5% decline in revenue generated per member, partially offset by a 4% increase in the average number of members. The decrease in revenue per member was driven by lower exchange transactions per member, partially offset by the impact of favorable exchange transaction pricing driven by transaction mix. We believe that lower transactions reflect: (i) recent heightened economic uncertainty and (ii) recent trends among timeshare vacation ownership developers to enroll members in private label clubs, whereby the members have the option to exchange within the club or through RCI channels. Such trends have a positive impact on the average number of members but an offsetting effect on the number of exchange transactions per average member. An increase in ancillary revenues of $7 million was driven by (i) the $5 million Asia Pacific adjustment, as discussed above, and (ii) $4 million from various sources, which include fees from additional services provided to transacting members, club servicing revenues, fees from our credit card loyalty program and fees generated from programs with affiliated resorts, partially offset by $2 million due to the unfavorable translation effects of foreign exchange movements.

EBITDA further reflects an increase in expenses of $86 million (9%) primarily driven by:

•	charges of $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations;

•	non-cash impairment charges of $21 million due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business;

•	$18 million of increased resort services expenses as a result of the conversion of two of our Landal parks from franchised to managed, as discussed above;

•	the unfavorable impact of foreign currency translation on expenses of $18 million;

•	a non-cash impairment charge of $15 million due to the write-off of our investment in a non-performing joint venture;

•	$9 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	a $4 million increase in volume-related expenses, which was substantially comprised of incremental costs to support growth in rental transaction volume at our Landal business, as discussed above, higher rental inventory fulfillment costs and increased staffing costs to support member growth;

•	$4 million of higher employee incentive program expenses compared to 2007; and

•	$2 million of consulting costs on researching the improvement of web-based search and booking functionalities.

Such increases were partially offset by:

•	$16 million of favorable hedging on foreign exchange contracts;

•	$16 million in cost savings from overhead reductions;

•	the absence of $7 million of severance-related expenses recorded during 2007; and

•	$3 million of lower marketing expenses primarily due to timing.

Vacation Ownership

Net revenues and EBITDA decreased $147 million (6%) and $1,452 million, respectively, during 2008 compared to 2007.

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

During December 2008, we announced an acceleration of our initiatives to increase cash flow and reduce our need to access the asset-backed securities market by reducing the sales pace of our vacation ownership business. We expect gross sales of VOIs during 2009 of approximately $1.2 billion (a decrease of approximately 40% from 2008). In addition, management performed its annual goodwill impairment test in accordance with the guidance for goodwill and other intangible assets during the fourth quarter of 2008. We used a discounted cash flow model and incorporated assumptions that we believe marketplace participants would utilize. Management concluded that an adjustment was appropriate and, as such, during 2008, we recorded a non-cash $1,342 million charge for the impairment of goodwill at our vacation ownership business to reflect reduced future cash flow estimates based on the expectation that access to the asset-backed securities market will continue to be challenging.

Gross sales of VOIs at our vacation ownership business decreased $6 million during 2008 compared to 2007, as tour flow and VPG remained relatively unchanged. An increase in upgrades was more than offset by a decrease in sales to new customers. The positive impact to tour flow from the continued growth of our in-house sales programs, albeit slower than during 2007 due to the impact of negative economic conditions faced during 2008, was offset by the closure of over 50 sales offices. The positive impact to VPG from a favorable tour mix and higher pricing was offset by a decrease in sales to new customers. We believe that the positive impact to upgrades resulted from increased pricing, a larger owner base, new resorts and more units. Net revenues were favorably impacted by $36 million of incremental property management fees primarily as a result of growth in the number of units under management. Such revenues increase was more than offset by (i) an increase of $150 million in our provision for loan losses during 2008 as compared to 2007 primarily due to a higher estimate of uncollectible receivables as a percentage of VOI sales financed and (ii) a $34 million decrease in ancillary revenues associated with bonus points/credits that are provided as purchase incentives on VOI sales. The trend of higher uncollectible receivables as a percentage of VOI sales financed has continued since the fourth quarter of 2007 as the strains of the overall economy appear to be negatively impacting the borrowers in our portfolio, particularly those with lower credit scores. While the continued impact of the economy is uncertain, we have taken measures that, over time, should leave us with a smaller portfolio that has a stronger credit profile. See Critical Accounting Policies for more information regarding our allowance for loan losses.

Under the percentage-of-completion method of accounting, a portion of the total revenues associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues will be recognized in future periods as construction of the vacation resort progresses. Our sales mix during 2008 included higher sales generated from vacation resorts where construction was still in progress, resulting in net deferred revenues under the percentage-of-completion method of accounting of $75 million during 2008 compared to $22 million during 2007. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $48 million (after deducting the related provision for loan losses) and $25 million, respectively, as a result of the net increase in deferred revenues under the percentage-of-completion method of accounting. We anticipate a net benefit of approximately $150 million to $200 million from the recognition of previously deferred revenues as construction of these resorts progresses, partially offset by continued sales generated from vacation resorts where construction is still in progress.

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

EBITDA was also positively impacted by $43 million (2%) of decreased expenses, exclusive of incremental interest expense on our securitized debt, primarily resulting from:

•	$85 million of decreased cost of sales primarily due to increased estimated recoveries associated with the increase in our provision for loan losses, as discussed above;

•	$36 million of decreased costs related to sales incentives awarded to owners;

•	$25 million of lower employee-related expenses;

•	$9 million of reduced costs associated with maintenance fees on unsold inventory;

•	the absence of $9 million of separation and related costs recorded during 2007;

•	the absence of $2 million of costs recorded during the first quarter of 2007 associated with the repair of one of our completed VOI resorts; and

•	the absence of a $2 million net charge recorded during 2007 related to a prior acquisition.

Such decreases were partially offset by:

•	$66 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$33 million of increased costs related to the property management services, as discussed above;

•	a $28 million non-cash impairment charge due to our initiative to rebrand two of our vacation ownership trademarks to the Wyndham brand; and

•	a $4 million non-cash impairment charge related to the termination of a development project.

In addition, EBITDA was negatively impacted by the absence of an $8 million pre-tax gain on the sale of certain vacation ownership properties during 2007 that were no longer consistent with our development plans. Such gain was recorded within other income, net on the Consolidated Statement of Operations.

Our active development pipeline consists of approximately 1,400 units in 6 U.S. states, Washington D.C. and four foreign countries, a decline from 4,000 units as of December 31, 2007 primarily due to the completion of some of the 2007 pipeline units in addition to our initiative to reduce our VOI sales pace. We expect the pipeline to support both new purchases of vacation ownership and upgrade sales to existing owners.

Corporate and Other

Corporate and Other expenses increased $15 million during 2008 compared to 2007. Such increase includes $28 million of a lower net benefit related to the resolution of and adjustment to certain contingent liabilities and assets, partially offset by (i) the absence of $7 million of separation and related costs recorded during 2007 primarily relating to consulting and legal services and (ii) a $6 million decrease in corporate costs primarily related to cost containment initiatives implemented during 2008 and lower legal and professional fees.

Other Income, Net

During 2008, other income, net increased $4 million due to:

•	$7 million of higher net earnings primarily from equity investments;

•	$2 million of income associated with the assumption of a lodging-related credit card marketing program obligation by a third-party;

•	$2 million of income associated with the sale of a non-strategic asset at our lodging business; and

•	a $1 million gain on the sale of assets.

Such increases were partially offset by the absence of an $8 million pre-tax gain on the sale of certain vacation ownership properties and related assets during 2007. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income

Interest expense increased $7 million during 2008 compared to 2007 as a result of (i) a $4 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory and (ii) a $3 million increase in interest incurred on our long-term debt facilities. Interest income increased $1 million during 2008 compared to 2007.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. As a result, we recorded $47 million and $79 million in restructuring costs during 2009 and 2008 respectively. Such strategic realignment initiatives included:

Lodging

We continued the operational realignment of our lodging business, which began during 2008, to enhance its global franchisee services, promote more efficient channel management to further drive revenues at franchised locations and managed properties and position the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded costs of $3 million and $4 million during 2009 and 2008, respectively, primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. As a result of these initiatives, we recorded restructuring costs of $6 million and $9 million during 2009 and 2008, respectively.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we have decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced cash flow. Such realignment includes the elimination of certain positions, the termination of leases of certain sales and administrative offices, the termination of development projects and the write-off of assets related to the sales and administrative offices and cancelled development projects. These initiatives resulted in costs of $37 million and $66 million during 2009 and 2008, respectively.

Corporate & Other

We identified opportunities at our corporate business to reduce costs by enhancing organizational efficiency and consolidating and rationalizing existing processes. As a result, we recorded $1 million in restructuring costs during 2009.

Total Company

As a result of these strategic realignments, during 2009, we recorded $47 million of incremental restructuring costs related to such realignments, including a reduction of approximately 370 employees (all of whom were terminated as of December 31, 2009) and reduced our liability with $50 million in cash payments and $15 million in other non-cash items. The remaining liability of $22 million is expected to be paid in cash; $3 million of personnel-related by December 2010 and $19 million of primarily facility-related by September 2017. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and realized net savings from such initiatives of approximately $160 million, during 2009. We anticipate net savings from such initiatives to continue annually.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	December 31,	December 31,
	2009	2008	Change

Total assets	$9,352	$9,573	$(221)
Total liabilities	6,664	7,231	(567)
Total stockholders’ equity	2,688	2,342	346

Total assets decreased $221 million from December 31, 2008 to December 31, 2009 due to:

•	a $173 million decrease in vacation ownership contract receivables, net from decreased VOI sales;

•	an $85 million decrease in property and equipment, which includes the termination of certain property development projects and the write-off of related assets in connection with our organizational realignment initiatives within our vacation ownership business;

•	an $81 million decrease in other current assets primarily due to the recognition of VOI sales commissions that were previously deferred and a decline in other receivables at our vacation ownership business related to lower revenues from ancillary services, decreased current securitized restricted cash resulting from the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivables securitizations and the amortization of deferred financing costs related to our 2008 bank conduit facility at our vacation ownership business, partially offset by increased assets available for sale resulting from certain vacation ownership properties and related assets that are no longer consistent with our development plans;

•	a $56 million decrease in trade receivables, net, primarily due to a decline in ancillary revenues at our vacation ownership business and the termination of a low margin travel service contract at our vacation exchange and rentals business;

•	a $35 million decrease in prepaid expenses due to lower prepaid commissions, lower bonus points/credits that are provided as purchase incentives on VOI sales and decreased marketing activity related to the reduced sales pace at our vacation ownership business; and

•	a $25 million decrease in franchise agreements and other intangibles, net, primarily related to the amortization of franchise agreements at our lodging business.

Such decreases were partially offset by:

•	a $154 million increase in other non-current assets primarily due to the $176 million call option transactions we entered into concurrent with the sale of the convertible notes, which is discussed in greater detail in Note 13 — Long-Term Debt and Borrowing Arrangements;

•	a $41 million increase in deferred income taxes primarily attributable to a change in the expected timing of the utilization of alternative minimum tax credits, partially offset by utilization of net operating loss carryforwards;

•	a $33 million net increase in goodwill related to the impact of currency translation at our vacation exchange and rentals business; and

•	an increase of $19 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources — Cash Flows”.

Total liabilities decreased $567 million primarily due to:

•	a $303 million net decrease in our securitized vacation ownership debt (see Note 13 — Long-Term Debt and Borrowing Arrangements);

•	a $299 million decrease in deferred income primarily resulting from the recognition of previously deferred revenues due to the continued construction of VOI resorts;

•	a $59 million decrease in accrued expenses and other current liabilities primarily due to a decrease in accrued restructuring liabilities at our vacation ownership business related to payments made during 2009, lower accrued construction costs related to decreased vacation ownership development and timing between the deeding and sales processes for certain VOI sales at our vacation ownership business, partially offset by increased litigation settlement reserves at our vacation ownership business and higher accrued incentive compensation primarily across our businesses;

•	a $56 million decrease in accounts payable primarily due to the impact of the reduced sales pace at our vacation ownership business and the timing of payments on accounts payable at corporate related to the consolidation of two leased facilities into one; and

•	a $37 million decrease in due to former Parent and subsidiaries resulting from the payment of a contingent litigation liability (see “Separation Adjustments and Transactions with Former Parent and Subsidiary”).

Such decreases were partially offset by:

•	a $171 million increase in deferred income taxes primarily attributable to utilization of alternative minimum tax credits and movement in other comprehensive income; and

•	a net increase of $31 million in our other long-term debt primarily reflecting a $176 million derivative liability related to the bifurcated conversion feature entered into concurrent with our May 2009 debt issuances, whose proceeds were primarily utilized to reduce the principal amount outstanding under our revolving credit facility, partially offset by additional net principal payments on our revolving credit facility with operating cash of $145 million.

Total stockholders’ equity increased $346 million primarily due to:

•	$293 million of net income generated during 2009;

•	a change of $36 million in deferred equity compensation;

•	$25 million of currency translation adjustments;

•	$18 million of unrealized gains on cash flow hedges; and

•	$11 million related to the issuance of warrants to certain counterparties concurrent with the sale of convertible notes during May 2009.

Such increases were partially offset by:

•	$30 million related to dividends; and

•	a $4 million decrease to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards.

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

During October 2009, we renewed our 364-day, non-recourse, securitized vacation ownership bank conduit facility with a term through October 2010. The capacity for this facility was reduced from $943 million to $600 million, which is consistent with our plan to reduce vacation ownership interest sales and our projected future funding needs. The outstanding balance on our previous bank conduit facility was repaid on October 8, 2009. We have begun discussions with lenders to renew our revolving credit facility, which expires on July 7, 2011. We expect to renew such facility during the first or second quarter of 2010.

CASH FLOWS

During 2009 and 2008, we had a net change in cash and cash equivalents of $19 million and ($74) million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2009	2008	Change

Cash provided by/(used in):
Operating activities	$689	$109	$580
Investing activities	(109)	(319)	210
Financing activities	(561)	166	(727)
Effects of changes in exchange rate on cash and cash equivalents	—	(30)	30

Net change in cash and cash equivalents	$19	$(74)	$93

Operating Activities

During 2009, net cash provided by operating activities increased $580 million as compared to 2008, which principally reflects:

•	$587 million of lower originations of vacation ownership contract receivables primarily related to a decrease in VOI sales that were financed by consumers;

•	$138 million of lower investments in inventory primarily related to lower development of resorts for VOI sales;

•	$89 million primarily due to higher collection of trade receivables during 2009 as compared to 2008, as well as lower originations of trade receivables resulting from lower ancillary revenues;

•	$70 million primarily due to lower litigation settlements during 2009 and the timing of accounts payable and accrued expenses at corporate, partially offset by payments of restructuring charges primarily related to our vacation ownership business; and

•	$66 million primarily related to lower prepaid commissions resulting from lower VOI sales.

The impact from lower originations of vacation ownership contract receivables and investments in inventory resulted from our plan to reduce gross VOI sales during 2009 in order to reduce our need to access the asset-backed securities markets. Such increases in net cash provided by operating activities were partially offset by a $402 million reduction of deferred revenues related to VOI sales under the percentage of completion method of accounting.

Investing Activities

During 2009, net cash used in investing activities decreased $210 million as compared to 2008, which principally reflects:

•	the absence of our 2008 USFS acquisition-related payment of $135 million;

•	a net change in cash flows from securitized restricted cash of $52 million primarily due to the timing of cash that we are required to set aside in connection with vacation ownership contract receivable securitizations;

•	$52 million decrease in property and equipment additions across our business units, partially offset by higher leasehold improvements related to the consolidation of two leased facilities into one; and

•	lower development advances of $5 million within our lodging business.

Such decreases in cash outflows were partially offset by lower escrow deposits restricted cash inflows of $33 million primarily due to lower VOI sales and timing differences between our deeding and sales processes.

Financing Activities

During 2009, net cash used in financing activities increased $727 million as compared to 2008, which principally reflects (i) $671 million of higher net payments related to non-securitized borrowings and (ii) $34 million of higher net payments related to securitized vacation ownership debt. We utilized the proceeds from our May 2009 debt issuances, as well as operating cash, to reduce the principal amount outstanding under our revolving credit facility and other non-securitized borrowings. For further detailed information about such borrowings, see Note 13 — Long-Term Debt and Borrowing Arrangements. Concurrent with the sale of the convertible notes, we entered into convertible note hedge and warrant transactions with certain counterparties that resulted in a net cash outflow of $31 million. Such net cash outflows were partially offset by the absence of $15 million spend on our stock repurchase program during 2008.

Capital Deployment

We intend to continue to invest in selected capital improvements and technological improvements in our lodging, vacation ownership, vacation exchange and rentals and corporate businesses. In addition, we may seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We are focusing on cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to transform our cash and earnings profile, primarily by rebalancing the cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses.

We spent $148 million on capital expenditures, equity investments and development advances during 2009 including $108 million on the improvement of technology and maintenance of technological advantages and routine improvements, as well as $27 million of leasehold improvements related to the consolidation of two leased facilities into one, which we occupied during the first quarter of 2009, and $13 million of equity investments and development advances. We anticipate spending approximately $175 million to $200 million on capital expenditures, equity investments and development advances during 2010. In addition, we spent $189 million relating to vacation ownership development projects during 2009. We believe that our vacation ownership business will have adequate inventory through 2012 and thus we plan to sell the vacation ownership inventory that is currently on our balance sheet and complete vacation ownership projects currently under development. As a result, we anticipate spending approximately $120 million to $130 million during 2010. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $900 million revolving credit facility.

Share Repurchase Program

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. We suspended such program during the third quarter of 2008. On February 10, 2010, we announced our plan to resume repurchases of our common stock under such program.

We currently have $158 million remaining availability in our program, which includes proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

The IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns. Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax provisions taken by Cendant for which we would be responsible under the tax sharing agreement. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows, which is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 22 — Separation Adjustments and Transactions with Former Parent and Subsidiaries. The IRS examination is progressing and we currently expect that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, we are working with the IRS through other former Cendant companies to resolve outstanding audit and tax sharing issues. At present, we believe the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows. As of December 31, 2009, we had $272 million of tax liabilities pursuant to the Separation and Distribution Agreement, which are recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during the second or third quarter of 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $900 million revolving credit facility.

Financial Obligations

Our indebtedness consisted of:

	December 31,	December 31,
	2009	2008

Securitized vacation ownership debt (a):
Term notes	$1,112	$1,252
Previous bank conduit facility (b)	—	417
2008 bank conduit facility (c)	395	141

Total securitized vacation ownership debt	$1,507	$1,810

Long-term debt:
6.00% senior unsecured notes (due December 2016) (d)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (e)	—	576
9.875% senior unsecured notes (due May 2014) (f)	238	—
3.50% convertible notes (due May 2012) (g)	367	—
Vacation ownership bank borrowings (h)	153	159
Vacation rentals capital leases	133	139
Other	27	13

Total long-term debt	$2,015	$1,984

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us.
(b)	Represents the outstanding balance of our previous bank conduit facility which was repaid on October 8, 2009.
(c)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of December 31, 2009, the total available capacity of the facility was $205 million.
(d)	The balance as of December 31, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.
(e)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2009, we had $31 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $869 million.
(f)	Represents senior unsecured notes we issued during May 2009. Such balance represents $250 million aggregate principal less $12 million of unamortized discount.
(g)	Represents cash convertible notes we issued during May 2009. Such balance includes $191 million of debt ($230 million aggregate principal less $39 million of unamortized discount) and a liability with a fair value of $176 million related to a bifurcated conversion feature. Additionally, as of December 31, 2009, our convertible note hedge call options are recorded at their fair value of $176 million within other non-current assets in the Consolidated Balance Sheet.
(h)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which expires in June 2010.

2009 Debt Issuances

During 2009, we closed five term securitizations and a secured, revolving foreign credit facility. Additionally, we issued senior unsecured and convertible notes and renewed our securitized vacation ownership bank conduit facility. For further detailed information about such debt, see Note 13 — Long-Term Debt and Borrowing Arrangements.

Capacity

As of December 31, 2009, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,112	$1,112	$—
2008 bank conduit facility	600	395	205

Total securitized vacation ownership debt (a)	$1,712	$1,507	$205

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	—	900
9.875% senior unsecured notes (due May 2014)	238	238	—
3.50% convertible notes (due May 2012)	367	367	—
Vacation ownership bank borrowings (c)	191	153	38
Vacation rentals capital leases (d)	133	133	—
Other	53	27	26

Total long-term debt	$2,979	$2,015	964

Less: Issuance of letters of credit (b)			31

			$933

(a)	These outstanding borrowings are collateralized by $2,755 million of underlying gross vacation ownership contract receivables and related assets. The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.
(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of December 31, 2009, the available capacity of $900 million was further reduced by $31 million for the issuance of letters of credit.
(c)	These borrowings are collateralized by $262 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.
(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

Vacation Ownership Contract Receivables and Securitizations

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. We continue to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The securitized assets of these bankruptcy-remote SPEs are not available to pay our general obligations. Additionally, the creditors of these SPEs have no recourse to us.

The assets and debt of these vacation ownership SPEs are as follows:

	December 31,	December 31,
	2009	2008

Securitized contract receivables, gross	$2,591	$2,748
Securitized restricted cash	133	155
Interest receivables on securitized contract receivables	20	22
Other assets (a)	11	4

Total securitized assets (b)	2,755	2,929

Securitized term notes	1,112	1,252
Securitized conduit facilities	395	558
Other liabilities (c)	26	47

Total securitized liabilities	1,533	1,857

Securitized assets in excess of securitized liabilities	$1,222	$1,072

(a)	Primarily includes interest rate derivative contracts and related assets.
(b)	Excludes deferred financing costs related to securitized debt.
(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $860 million and $889 million as of December 31, 2009 and 2008, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31,	December 31,
	2009	2008

Securitized assets in excess of securitized liabilities	$1,222	$1,072
Non-securitized contract receivables	598	690
Secured contract receivables (*)	262	199
Allowance for loan losses	(370)	(383)

Total, net	$1,712	$1,578

(*)	Such receivables collateralize our secured, revolving foreign credit facility, whose balance was $153 million and $159 million as of December 31, 2009 and 2008, respectively.

Covenants

The revolving credit facility and unsecured term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.5 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2009, our interest coverage ratio was 8.5 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2009, our leverage ratio was 2.1 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2009, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our securitized term notes and the 2008 bank conduit facility contains various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of December 31, 2009, all of our securitized pools were in compliance with applicable triggers.

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

Throughout 2008 and most of 2009, the asset-backed securities market in the United States suffered adverse market conditions. During 2009, access to the term securitization market began to improve, as demonstrated by the closing of five term securitization transactions, which are discussed in further detail in Note 13 — Long-Term Debt and Borrowing Arrangements. As a result of adverse market conditions, during 2009 and 2008, our cost of securitized borrowings increased due to increased spreads over relevant benchmarks.

As planned, our vacation ownership business reduced its sales pace of VOIs from $2.0 billion during 2008 to $1.3 billion during 2009. Accordingly, we believe that the 2008 bank conduit facility, with a term through October 2010 and capacity of $600 million, should provide sufficient liquidity for the lower expected sales pace and we expect to have available liquidity to finance the sale of VOIs. The outstanding balance on our previous bank conduit facility was repaid on October 8, 2009.

Our Wyndham Vacation Resorts Asia Pacific Pty Ltd. operations are funded by a 364-day secured, revolving foreign credit facility with a total capacity of AUD 213 million. We closed on a facility with capacity of AUD 193 million during June 2009 and an additional bank joined the facility during July 2009, increasing the capacity to AUD 213 million (see Note 13 — Long-Term Debt and Borrowing Arrangements). This facility had a total of $153 million outstanding as of December 31, 2009 and is secured by vacation ownership contract receivables, as well as a standard Wyndham Worldwide Corporation guaranty.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.3 billion, of which we had $526 million outstanding as of December 31, 2009. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

As of December 31, 2009, we had $205 million of availability under our asset-backed bank conduit facility. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, they will negatively impact the cost of such borrowings. A continued disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our senior unsecured debt is rated BBB- by Standard and Poor’s (“S&P”). During February 2010, S&P assigned a “stable outlook” to our senior unsecured debt. During April 2009, Moody’s Investors Service (“Moody’s”) downgraded our senior unsecured debt rating to Ba2 (and our corporate family rating to Ba1) with a “stable outlook”. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Currently, we expect no (i) material increase in interest expense and/or (ii) material reduction in the availability of bonding capacity from the aforementioned downgrade or negative outlook; however, a further downgrade by Moody’s and/or S&P could impact our future borrowing and/or bonding costs and availability of such bonding capacity.

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

Seasonality

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from rental income earned from vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Historically, revenues from sales of VOIs were generally higher in the second and third quarters than in other quarters. We expect such trend to continue during 2010. However, during 2009, as the economy continued to stabilize, revenues from sales of VOIs were highest during the third and fourth quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $310 million and $343 million as of December 31, 2009 and 2008, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $310 million of Separation related liabilities is comprised of $5 million for litigation matters, $272 million for tax liabilities, $23 million for liabilities of previously sold businesses of Cendant, $8 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $245 million is recorded in current due to former Parent and subsidiaries and $63 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2009 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of December 31, 2009 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of December 31, 2009, we have $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million as of December 31, 2008.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and we assumed a portion of the related indemnification obligations. For each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which we retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and we determined to pay the judgment. On July 23, 2009, we paid our portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, we are responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of December 31, 2009.

•	Contingent tax liabilities Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. We will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, we recorded a gross up of our contingent tax liability and have a corresponding deferred tax asset of $34 million as of December 31, 2009.

During the first quarter of 2007, the IRS opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. As of December 31, 2009, our accrual for outstanding Cendant contingent tax liabilities was $272 million. This liability will remain outstanding until tax audits related to taxable years 2003 through 2006 are completed or the statutes of limitations governing such tax years have passed. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for us that are different from those reflected in our historical financial statements.

The IRS examination is progressing and we currently expect that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, we are working with the IRS through other former Cendant companies to resolve outstanding audit and tax sharing issues. At present, we believe that the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. During 2009, 2008 and 2007, we recorded $1 million, $1 million and $13 million, respectively, of expenses in the Consolidated Statements of Operations related to these agreements.

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

Contractual Obligations

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2010	2011	2012	2013	2014	Thereafter	Total

Securitized debt (a)	$209	$505	$169	$182	$186	$256	$1,507
Long-term debt	175	314	388	11	250	877	2,015
Interest on securitized and long-term debt	211	167	129	112	85	117	821
Operating leases	67	59	45	33	25	105	334
Other purchase commitments (b)	194	115	62	7	3	138	519
Contingent liabilities (c)	184	81	45	—	—	—	310

Total (d)	$1,040	$1,241	$838	$345	$549	$1,493	$5,506

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us.
(b)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost.
(c)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.
(d)	Excludes $25 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. Additionally, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we are responsible for a portion of the defaulting party or parties’ obligation. We also provide a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant and Realogy. These arrangements were valued upon our separation from Cendant with the assistance of third-party experts in accordance with guidance for guarantees and recorded as liabilities on our balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to our results of operations in future periods. See Separation Adjustments and Transactions with former Parent and Subsidiaries discussion for details of guaranteed liabilities.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2009 aggregated $519 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $308 million; $104 million of which relates to 2010 and $69 million of which relates to 2011).

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

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $360 million as of December 31, 2009. We would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2009, 2008 and 2007, we made payments related to these guarantees of $10 million, $7 million and $5 million, respectively. As of December 31, 2009 and 2008, we maintained a liability in connection with these guarantees of $22 million and $37 million, respectively, on our Consolidated Balance Sheets.

From time to time, we may enter into a hotel management agreement that provides the hotel owner with a minimum return. Under such agreement, we would be required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. Our exposure under these guarantees is partially mitigated by our ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, we are able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. As of December 31, 2009, the maximum potential amount of future payments to be made under these guarantees is $16 million with an annual cap of $3 million or less. As of both December 31, 2009 and 2008, we maintained a liability in connection with these guarantees of less than $1 million on our Consolidated Balance Sheets.

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2009.

Letters of Credit. As of December 31, 2009 and 2008, we had $31 million and $33 million, respectively, of irrevocable standby letters of credit outstanding, which mainly support development activity at our vacation ownership business.

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

Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the requirements of the guidance for real estate time-sharing transactions we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing arrangements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%.

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period as part of operating expenses on the Consolidated Statements of Operations. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in difference in the timing and amount of revenues recognized from the construction of vacation ownership properties. This policy is discussed in greater detail in Note 2 to the Consolidated Financial Statements.

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Operations. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our vacation ownership contract receivables.

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, reviews the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. We evaluate goodwill for impairment using the two-step process prescribed in the guidance. The first step is to compare the estimated fair value of any reporting unit within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. In accordance with the guidance, we have determined that our reporting units are the same as our reportable segments.

Quoted market prices for our reporting units are not available; therefore, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations. In performing our impairment analysis, we develop our estimated fair values for our reporting units using a combination of the discounted cash flow methodology and the market multiple methodology.

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

Based on the results of our impairment evaluation performed during the fourth quarter of 2009, we determined that no impairment charge of goodwill was required as the fair value of goodwill at our lodging and vacation exchange and rentals reporting units was substantially in excess of the carrying value.

Based on the results of our impairment evaluation performed during the fourth quarter of 2008, we recorded a non-cash $1,342 million charge for the impairment of goodwill at our vacation ownership reporting unit, where all of the goodwill previously recorded was determined to be impaired. As of December 31, 2009 and 2008, our accumulated goodwill impairment loss was $1,342 million ($1,337 million, net of tax).

The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $1,386 million and $660 million, respectively, as of December 31, 2009 and $1,353 million and $660 million, respectively, as of December 31, 2008. As of December 31, 2009, our goodwill is allocated between our lodging ($297 million) and vacation exchange and rentals ($1,089 million) reporting units and other indefinite-lived intangible assets are allocated between our lodging ($587 million) and vacation exchange and rentals ($73 million) reporting units. We continue to monitor the goodwill recorded at our lodging and vacation exchange and rentals reporting units for indicators of impairment. If economic conditions were to deteriorate more than expected, or other significant assumptions such as estimates of terminal value were to change significantly, we may be required to record an impairment of the goodwill balance at our lodging and vacation and exchange and rentals reporting units.

We also evaluate the recoverability of our other long-lived assets, including property and equipment and amortizable intangible assets, if circumstances indicate impairment may have occurred, pursuant to guidance for impairment or disposal of long-lived assets. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

Business Combinations. A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates

Accounting for Restructuring Activities. During 2008, we committed to restructuring actions and activities associated with strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities, which are accounted for under the guidance for post employment benefits and costs associated with exit and disposal activities. Our restructuring actions require us to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations; and (iii) contract terminations. The amounts that we have accrued as of December 31, 2009 represent our best estimate of the obligations that we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

Changes in Accounting Policies

During 2009, we adopted standards related to the following:

•	Fair Value Measurements and Disclosures
•	Determining Fair Value Under Market Activity Decline
•	Financial Instruments

We will adopt recently issued standards, related to the following, as required:

•	Transfers and Servicing
•	Consolidation
•	Multiple-Deliverable Revenue Arrangements

For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 15 to the Consolidated Financial Statements. Our principal market exposures are interest and foreign currency rate risks.

•	Our primary interest rate exposure as of December 31, 2009 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $3.5 billion of debt outstanding as of December 31, 2009. Of that total, $558 million was issued as variable rate debt and has not been synthetically converted to fixed rate debt via an interest rate swap. A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.

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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2009. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2009, the absolute notional amount of our outstanding foreign exchange hedging instruments was $709 million. A hypothetical 10% change in the foreign currency exchange rates would result in an increase or decrease of approximately $20 million in the fair value of the hedging instrument as of December 31, 2009. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.

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

We used December 31, 2009 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.

Identification of Executive Officers.

The following provides information for each of our executive officers.

Stephen P. Holmes, 53, has served as our Chairman of the Board of Directors and as our Chief Executive Officer since our separation from Cendant in July 2006. Mr. Holmes was a director since May 2003 of the already-existing, wholly owned subsidiary of Cendant that held the assets and liabilities of Cendant’s hospitality services (including timeshare resorts) businesses before our separation from Cendant and has served as a director of Wyndham Worldwide since the separation in July 2006. Mr. Holmes was Vice Chairman and Director of Cendant and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 until our separation from Cendant in July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated, from September 1996 until December 1997 and was a director of HFS from June 1994 until December 1997. From July 1990 through September 1996, Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of HFS.

Geoffrey A. Ballotti, 48, has served as President and Chief Executive Officer, Wyndham Exchange and Rentals, since March 2008. Prior to joining Wyndham Exchange and Rentals, from October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.

Eric A. Danziger, 55, has served as President and Chief Executive Officer, Wyndham Hotel Group, since December 2008. From August 2006 to December 2008, Mr. Danziger was Chief Executive Officer of WhiteFence, Inc., an online site for home services firm. From June 2001 to August 2006, Mr. Danziger was President and Chief Executive Officer of ZipRealty, a real estate brokerage. From April 1998 to June 2001, Mr. Danziger was President and Chief Operating Officer of Carlson Hotels Worldwide. From June 1996 to August 1998, Mr. Danziger was President and CEO of Starwood Hotels and Resorts Worldwide. From September 1990 to June 1996, Mr. Danziger was President of Wyndham Hotels and Resorts.

Franz S. Hanning, 56, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since our separation from Cendant in July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 until our separation from Cendant in July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. (formerly known as Fairfield Resorts, Inc.) from April 2001, when Cendant acquired Fairfield Resorts, Inc., to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation (formerly known as Trendwest Resorts, Inc.) from August 2004 to March 2005. Mr. Hanning joined Fairfield Resorts, Inc. in 1982 and held several key leadership positions with Fairfield Resorts, Inc., including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.

Thomas G. Conforti, 51, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of Pepsico.

Scott G. McLester, 47, has served as our Executive Vice President and General Counsel since our separation from Cendant in July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 until our separation from Cendant in July 2006. Mr. McLester was Group Vice President, Legal for Cendant from March 2002 to April 2004, Vice President, Legal for Cendant from February 2001 to March 2002 and Senior Counsel for Cendant from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Mary R. Falvey, 49, has served as our Executive Vice President and Chief Human Resources Officer since our separation from Cendant in July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 until our separation from Cendant in July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 45, has served as our Executive Vice President and Chief Real Estate Development Officer since our separation from Cendant in July 2006. From April 2003 until July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 until February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant Corporation. From November 1998 until December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 until February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.

Nicola Rossi, 43, has served as our Senior Vice President and Chief Accounting Officer since our separation from Cendant in July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 until our separation from Cendant in July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000.

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

The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15	(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(3)	EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

In reviewing the agreements included as exhibits to this report, please be advised that the agreements are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements generally contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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
Chairman and Chief Executive Officer
Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN P. HOLMES Stephen P. Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ THOMAS G. CONFORTI Thomas G. Conforti	Chief Financial Officer (Principal Financial Officer)	February 19, 2010

/s/ NICOLA ROSSI Nicola Rossi	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2010

/s/ MYRA J. BIBLOWIT Myra J. Biblowit	Director	February 19, 2010

/s/ JAMES E. BUCKMAN James E. Buckman	Director	February 19, 2010

/s/ GEORGE HERRERA George Herrera	Director	February 19, 2010

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY The Right Honourable Brian Mulroney	Director	February 19, 2010

/s/ PAULINE D.E. RICHARDS Pauline D.E. Richards	Director	February 19, 2010

/s/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wyndham Worldwide Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 19, 2010

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net revenues
Service fees and membership	$1,613	$1,705	$1,619
Vacation ownership interest sales	1,053	1,463	1,666
Franchise fees	440	514	523
Consumer financing	435	426	358
Other	209	173	194

Net revenues	3,750	4,281	4,360

Expenses
Operating	1,501	1,622	1,632
Cost of vacation ownership interests	183	278	376
Consumer financing interest	139	131	110
Marketing and reservation	560	830	831
General and administrative	533	561	519
Separation and related costs	—	—	16
Goodwill and other impairments	15	1,426	—
Restructuring costs	47	79	—
Depreciation and amortization	178	184	166

Total expenses	3,156	5,111	3,650

Operating income/(loss)	594	(830)	710
Other income, net	(6)	(11)	(7)
Interest expense	114	80	73
Interest income	(7)	(12)	(11)

Income/(loss) before income taxes	493	(887)	655
Provision for income taxes	200	187	252

Net income/(loss)	$293	$(1,074)	$403

Earnings/(losses) per share:
Basic	$1.64	$(6.05)	$2.22
Diluted	1.61	(6.05)	2.20

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In millions, except share data)

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$155	$136
Trade receivables, net	404	460
Vacation ownership contract receivables, net	289	291
Inventory	354	414
Prepaid expenses	116	151
Deferred income taxes	189	148
Other current assets	233	314

Total current assets	1,740	1,914

Long-term vacation ownership contract receivables, net	2,792	2,963
Non-current inventory	953	905
Property and equipment, net	953	1,038
Goodwill	1,386	1,353
Trademarks, net	660	661
Franchise agreements and other intangibles, net	391	416
Other non-current assets	477	323

Total assets	$9,352	$9,573

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$209	$294
Current portion of long-term debt	175	169
Accounts payable	260	316
Deferred income	417	672
Due to former Parent and subsidiaries	245	80
Accrued expenses and other current liabilities	579	638

Total current liabilities	1,885	2,169

Long-term securitized vacation ownership debt	1,298	1,516
Long-term debt	1,840	1,815
Deferred income taxes	1,137	966
Deferred income	267	311
Due to former Parent and subsidiaries	63	265
Other non-current liabilities	174	189

Total liabilities	6,664	7,231

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 205,891,254 shares in 2009 and 204,645,505 shares in 2008	2	2
Additional paid-in capital	3,733	3,690
Accumulated deficit	(315)	(578)
Accumulated other comprehensive income	138	98
Treasury stock, at cost—27,284,823 shares in 2009 and 2008	(870)	(870)

Total stockholders’ equity	2,688	2,342

Total liabilities and stockholders’ equity	$9,352	$9,573

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007

Operating Activities
Net income/(loss)	$293	$(1,074)	$403
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	178	184	166
Provision for loan losses	449	450	305
Deferred income taxes	90	110	156
Stock-based compensation	37	35	26
Excess tax benefits from stock-based compensation	—	—	(8)
Impairment of goodwill and other assets	15	1,426	1
Non-cash interest	51	12	6
Non-cash restructuring	15	23	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	92	3	(17)
Vacation ownership contract receivables	(199)	(786)	(835)
Inventory	(9)	(147)	(322)
Prepaid expenses	25	3	(2)
Other current assets	41	(25)	(5)
Accounts payable, accrued expenses and other current liabilities	(54)	(124)	146
Due to former Parent and subsidiaries, net	(44)	(23)	(9)
Deferred income	(315)	87	23
Other, net	24	(45)	(24)

Net cash provided by operating activities	689	109	10

Investing Activities
Property and equipment additions	(135)	(187)	(194)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(135)	(16)
Equity investments and development advances	(13)	(18)	(50)
Proceeds from asset sales	5	9	30
(Increase)/decrease in securitization restricted cash	22	(30)	(35)
Decrease in escrow deposit restricted cash	9	42	11
Other, net	3	—	(1)

Net cash used in investing activities	(109)	(319)	(255)

Financing Activities
Proceeds from securitized borrowings	1,406	1,923	2,636
Principal payments on securitized borrowings	(1,711)	(2,194)	(2,018)
Proceeds from non-securitized borrowings	822	2,183	1,403
Principal payments on non-securitized borrowings	(1,451)	(1,681)	(1,339)
Proceeds from note issuance	460	—	—
Purchase of call options	(42)	—	—
Proceeds from issuance of warrants	11	—	—
Dividends to shareholders	(29)	(28)	(14)
Capital contribution from former Parent	—	8	15
Repurchase of common stock	—	(15)	(526)
Proceeds from stock option exercises	—	5	25
Debt issuance costs	(27)	(27)	(12)
Excess tax benefits from stock-based compensation	—	—	8
Other, net	—	(8)	(1)

Net cash provided by/(used in) financing activities	(561)	166	177

Effect of changes in exchange rates on cash and cash equivalents	—	(30)	9

Net increase/(decrease) in cash and cash equivalents	19	(74)	(59)
Cash and cash equivalents, beginning of period	136	210	269

Cash and cash equivalents, end of period	$155	$136	$210

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Retained	Accumulated
			Additional	Earnings/	Other	Treasury		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity

Balance at January 1, 2007	202	$2	$3,566	$156	$184	(12)	$(349)	$3,559
Comprehensive income
Net income	—	—	—	403		—	—
Currency translation adjustment, net of tax of $15	—	—	—	—	26	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $12	—	—	—	—	(19)	—	—
Pension liability adjustment, net of tax of $1	—	—	—	—	3	—	—
Total comprehensive income								413
Exercise of stock options	1	—	25	—	—	—	—	25
Issuance of share for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	23	—	—	—	—	23
Cumulative effect, adoption of guidance for uncertainty in income taxes	—	—	—	(20)	—		—	(20)
Repurchases of common stock	—	—	—	—	—	(15)	(508)	(508)
Cash transfer from former Parent	—	—	15	—	—	—	—	15
Tax adjustment from former Parent	—	—	16	—	—	—	—	16
Change in excess tax benefit on equity awards	—	—	7	—	—	—	—	7
Dividends	—	—	—	(14)	—	—	—	(14)

Balance as of December 31, 2007	204	2	3,652	525	194	(27)	(857)	3,516
Comprehensive loss
Net loss	—	—	—	(1,074)	—	—	—
Currency translation adjustment, net of tax benefit of $107	—	—	—	—	(76)		—
Unrealized losses on cash flow hedges, net of tax benefit of $12	—	—	—	—	(19)		—
Pension liability adjustment, net of tax benefit $0	—	—	—	—	(1)		—
Total comprehensive loss								(1,170)
Exercise of stock options	—	—	5	—	—	—	—	5
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	28	—	—	—	—	28
Repurchase of common stock	—	—	—	—	—	—	(13)	(13)
Cash transfer from former Parent	—	—	8	—	—	—	—	8
Change in excess tax benefit on equity awards	—	—	(3)	—	—	—	—	(3)
Dividends	—	—	—	(29)	—	—	—	(29)

Balance as of December 31, 2008	205	2	3,690	(578)	98	(27)	(870)	2,342
Comprehensive income
Net income	—	—	—	293	—	—	—
Currency translation adjustment, net of tax of $31	—	—	—	—	25	—	—
Unrealized gains on cash flow hedges, net of tax of $10	—	—	—	—	18	—	—
Pension liability adjustment, net of tax benefit of $1	—	—	—	—	(3)	—	—
Total comprehensive income								333
Issuance of warrants	—	—	11	—	—	—	—	11
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	36	—	—	—	—	36
Change in excess tax benefit on equity awards	—	—	(4)	—	—	—	—	(4)
Dividends	—	—	—	(30)		—	—	(30)

Balance as of December 31, 2009	206	$2	$3,733	$(315)	$138	(27)	$(870)	$2,688

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

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•	Vacation Exchange and Rentals—provides vacation exchange products and services to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

When evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. The Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that it has a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

Revenue Recognition

Lodging

The Company’s franchising business is designed to generate revenues for its hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding customer service to both its customers and guests staying at hotels in its system.

The Company enters into agreements to franchise its lodging brands to independent hotel owners. The Company’s standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are recorded upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Operations. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of fees for certain services, including marketing and reservations. With such fees, the Company provides its franchised properties with a suite of operational and administrative services, including access to (i) an international, centralized, brand-specific reservations system, (ii) third-party distribution channels, such as online travel agents, (iii) advertising, (iv) its loyalty program, (v) global sales support, (vi) operations support, (vii) training, (viii) strategic sourcing and (ix) design and construction services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with its franchise agreements, the Company includes an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described below, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 20 years. The Company’s management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract. The Company incurs certain reimbursable costs on behalf of managed hotel properties and reports reimbursements received from managed properties as revenues and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenues on the Consolidated Statements of Operations. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Operations. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on the Company’s operating income. Management fee revenues and revenues related to payroll reimbursements were $4 million and $85 million, respectively, during 2009, $5 million and $100 million, respectively, during 2008 and $6 million and $92 million, respectively, during 2007.

The Company also earns revenues from administering its Wyndham Rewards loyalty program. The Company charges its franchisee/managed hotel owner a fee based upon a percentage of room revenues generated from member stays at participating hotels. This fee is recorded upon becoming due from the franchisee.

Vacation Exchange and Rentals

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related products and services. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represent the annual membership fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within the Company’s vacation exchange business and, for certain members, for other leisure-related products and services. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for equivalent values of rights and services, which may include intervals at other properties within the Company’s vacation exchange business or other leisure-related products and services. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 45% of the gross booking fees for non-proprietary inventory, except for where it receives 100% of the revenues for properties that it owns or operates under long-term capital leases. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2009, 2008 and 2007 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties it owns or operates under long-term capital leases and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered. The Company’s revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Vacation Ownership

The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. The Company’s sales of VOIs are either cash sales or Company-financed sales. In order for the Company to recognize revenues of VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company. In accordance with the guidance for accounting for real estate time-sharing transactions, the Company must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by the Company, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

The Company also offers consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is, classified as a reduction of vacation ownership interest sales on the Consolidated Statements of Operations. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Operations.

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. Management fee revenues are recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated Statements of Operations. The costs, which principally relate to the payroll costs for management of the associations, clubs and the resort properties where the Company is the employer, are reflected as a component of operating expenses on the Consolidated Statements of Operations. Reimbursements are based upon the costs incurred with no added margin and thus presentation of these reimbursable costs has little to no effect on the Company’s operating income. Management fee revenues and revenues related to reimbursements were $170 million and $206 million, respectively, during 2009, $159 million and $187 million, respectively, during 2008 and $146 million and $164 million, respectively, during 2007. During 2009, 2008 and 2007, one of the associations that the Company manages paid Wyndham Exchange and Rentals $19 million, $17 million and $15 million, respectively, for exchange services.

During 2009, 2008 and 2007, gross sales of VOIs were increased by $187 million and reduced by $75 million and $22 million, respectively, representing the net change in revenues that was deferred under the percentage of completion method of accounting. Under the percentage of completion method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. As of December 31, 2009, all revenues that were previously deferred under the percentage of completion method of accounting had been recognized.

The Company records lodging-related marketing and reservation revenues, Wyndham Rewards revenues, as well as hotel/property management services revenues for the Company’s Lodging and Vacation Ownership segments, in accordance with the guidance for gross versus net presentation, which requires that these revenues be recorded on a gross basis.

Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2009 and 2008.

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

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account. Such amounts were $133 million and $155 million as of December 31, 2009 and 2008, respectively, of which $69 million and $80 million is recorded within other current assets as of December 31, 2009 and 2008, respectively and $64 million and $75 million are recorded within other non-current assets as of December 31, 2009 and 2008, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $19 million and $30 million as of December 31, 2009 and 2008, respectively, of which $19 million and $28 million are recorded within other current assets as of December 31, 2009 and 2008, respectively, and $2 million is recorded within other non-current assets as of December 31, 2008 on the Consolidated Balance Sheets.

Receivable Valuation

Trade receivables

The Company provides for estimated bad debts based on their assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity during 2009, 2008 and 2007:

	For the Years Ended
	December 31,
	2009	2008	2007

Beginning balance	$117	$109	$98
Bad debt expense	102	84	81
Write-offs	(72)	(71)	(70)
Translation and other adjustments	2	(5)	—

Ending balance	$149	$117	$109

Vacation ownership contract receivables

In the Company’s vacation ownership segment, the Company provides for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of vacation ownership interest sales on the Consolidated Statements of Operations. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of the Company’s vacation ownership contract receivables.

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

Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacations, electronics, sporting goods, movie and theme park tickets, gift certificates, vacation ownership maintenance fees and annual membership dues and exchange fees for transactions. The points cannot be redeemed for cash. The Company earns revenue from these programs (i) when a member stays at a participating hotel, from a fee charged by the Company to the franchisee, which is based upon a percentage of room revenues generated from such stay or (ii) based upon a percentage of the members’ spending on the credit cards and such revenues are paid to the Company by a third-party issuing bank. The Company also incurs costs to support these programs, which primarily relate to marketing expenses to promote the programs, costs to administer the programs and costs of members’ redemptions.

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) a cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Operations and amounted to $82 million, $94 million and $87 million, while total expenses amounted to $59 million, $81 million and $71 million in 2009, 2008 and 2007, respectively. The points liability as of December 31, 2009 and 2008 amounted to $44 million and $50 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

Inventory

Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $10 million, $19 million and $23 million in

2009, 2008 and 2007, respectively. During 2009, the Company transferred $55 million from property, plant and equipment to inventory related to a mixed-use project.

Advertising Expense

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded primarily within marketing and reservation expenses on the Consolidated Statements of Operations, were $74 million, $110 million and $112 million in 2009, 2008 and 2007, respectively.

Use of Estimates and Assumptions

The preparation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from estimates and assumptions.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. Additionally, the Company has a bifurcated conversion feature related to its convertible notes and cash-settled call options that are considered derivative instruments. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of other revenues or net interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Operations. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of revenues or net interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, from 20 to 30 years for vacation rental properties and from three to seven years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from three to five years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $131 million and $130 million as of December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, reviews the reporting units’ carrying values as required by the guidance for goodwill and other indefinite-lived intangible assets. The Company evaluates goodwill for impairment using the two-step process prescribed in this guidance. The first step is to compare the estimated fair value of any reporting unit within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. In accordance with the guidance, the Company has determined that its reporting units are the same as its reportable segments.

The Company has three reporting units, all of which contained goodwill prior to the 2008 annual goodwill impairment test. See Note 5 — Intangible Assets and Note 21 — Restructuring and Impairments for information regarding the goodwill impairment recorded as a result of the annual 2008 impairment test. Such 2008 annual goodwill impairment test impaired the goodwill of the Company’s vacation ownership reporting unit to $0. As of December 31, 2009 and 2008, the Company had $297 million of goodwill at its lodging reporting unit and $1,089 million and $1,056 million, respectively, of goodwill at its vacation exchange and rentals reporting unit.

The Company also evaluates the recoverability of its other long-lived assets, including property and equipment and amortizable intangible assets, if circumstances indicate impairment may have occurred, pursuant to guidance for impairment or disposal of long-lived assets. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

Accounting for Restructuring Activities

During 2008, the Company committed to restructuring actions and activities associated with strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing the Company’s need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities, which are accounted for under the guidance for post employment benefits and costs associated with exit and disposal activities. The Company’s restructuring actions require it to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations; and (iii) contract terminations. The amounts that the Company has accrued as of December 31, 2009 represent its best estimate of the obligations that it expects to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, accumulated unrealized gains and losses on derivative instruments designated as cash flow hedges and pension related costs. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

Stock-Based Compensation

In accordance with the guidance for stock-based compensation, the Company measures all employee stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Operations. The Company uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. Because the Company was allocated stock-based compensation expense for all outstanding employee stock awards prior to the adoption of the guidance for stock-based compensation, the adoption of such guidance did not have a material impact on the Company’s results of operations.

During 2008 and 2007, the Company’s pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) decreased by $3 million and increased by $7 million, respectively, due to the exercise and vesting of equity awards. As a result of such activity, the Company recorded a corresponding decrease to additional paid-in capital of $3 million and an increase to additional paid-in capital of $7 million on its Consolidated Balance Sheets as of December 31, 2008 and 2007. As of December 31, 2008, the Company had an APIC Pool balance of $4 million on its Consolidated Balance Sheet. During March 2009, the Company utilized its APIC Pool related to the vesting of restricted stock units (“RSUs”), which reduced the balance to $0 on its Consolidated Balance Sheet. During May

2009, the Company recorded a $4 million charge to its provision for income taxes on its Consolidated Statement of Operations related to additional vesting of RSUs.

Equity Earnings and Other Income

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $2 million and $6 million of net earnings and $1 million of net losses from such investments during 2009, 2008 and 2007, respectively, in other income, net on the Consolidated Statements of Operations. In addition, during 2009, the Company recorded $4 million of income primarily related to higher gains associated with the sale of non-strategic assets at its vacation ownership and vacation exchange and rentals businesses. During 2008, the Company recorded $5 million of income primarily associated with the assumption of a lodging-related credit card marketing program obligation by a third-party and the sale of a non-strategic asset by the Company’s lodging business. During 2007, the Company recorded a pre-tax gain of $8 million related to the sale of certain vacation ownership properties and related assets that were no longer consistent with the Company’s development plans. Such amounts were recorded within other income, net on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures. In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The guidance explains the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued guidance which permits companies to partially defer the effective date of the guidance for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the guidance, as required, on January 1, 2008, for financial assets and financial liabilities (see Note 14 — Fair Value). On January 1, 2009, the Company adopted the guidance, as required, for nonfinancial assets and nonfinancial liabilities. There was no material impact on the Company’s Consolidated Financial Statements resulting from such adoption.

Determining Fair Value Under Market Activity Decline. In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The guidance is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the guidance on June 30, 2009, as required, and there was no material impact on the Company’s Consolidated Financial Statements.

Financial Instruments. In April 2009, the FASB issued guidance for interim disclosures about fair value of financial instruments, which amended existing guidance. The guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the guidance on June 30, 2009, as required (see Note 14 — Fair Value).

Transfers and Servicing. In June 2009, the FASB issued guidance on transfers and servicing of financial assets. The guidance eliminates the concept of a “QSPE,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company will adopt the guidance on January 1, 2010, as required. The Company believes the adoption of this guidance will not have any impact on its Consolidated Financial Statements.

Consolidation. In June 2009, the FASB issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company will adopt the guidance on January 1, 2010, as required. The Company believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements, which requires an entity to apply the relative selling price allocation method in order to estimate selling prices for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is currently evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

3.	Earnings per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income/(loss) available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2009	2008	2007

Net income/(loss)	$293	$(1,074)	$403

Basic weighted average shares outstanding	179	178	181
Stock options and restricted stock units	3	—	2

Diluted weighted average shares outstanding	182	178	183

Earnings/(losses) per share:
Basic	$1.64	$(6.05)	$2.22
Diluted	1.61	(6.05)	2.20

The computations of diluted EPS for the years ended December 31, 2009, 2008 and 2007 do not include approximately 9 million, 13 million and 10 million stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive. Additionally, for the year ended December 31, 2009, the computation of diluted EPS does not include warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 13 — Long-Term Debt and Borrowing Arrangements) as the effect of their inclusion would have been anti-dilutive.

Dividend Payments

During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2009 and 2008 the Company paid cash dividends of $0.04 per share ($29 million and $28 million in the aggregate during 2009 and 2008, respectively). During each of the quarterly periods ended September 30 and December 31, 2007, the Company paid cash dividends of $0.04 per share ($14 million in the aggregate).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. Although the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Balance Sheets as adjustments to the purchase price or on the Consolidated Statements of Operations as expenses, as appropriate.

2008 Acquisition

U.S. Franchise Systems, Inc. On July 18, 2008, the Company completed the acquisition of U.S. Franchise Systems, Inc., which included its Microtel Inns & Suites (“Microtel”) hotel brand, a chain of economy hotels, and Hawthorn Suites (“Hawthorn”) hotel brand, a chain of extended-stay hotels (collectively “USFS”). Management believes that this acquisition solidifies the Company’s presence in the economy lodging segment and represents the Company’s entry into the all-suites, extended stay market. The allocation of the purchase price is summarized as follows:

Amount

Cash consideration	$131
Transaction costs and expenses	4

Total purchase price	135
Less: Historical value of assets acquired in excess of liabilities assumed	57
Less: Fair value adjustments	26

Excess purchase price over fair value of assets acquired and liabilities assumed	$52

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Company’s acquisition of USFS:

Amount

Trade receivables	$5
Other current assets	5
Trademarks (a)	83
Franchise agreements (b)	34
Goodwill	52

Total assets acquired	179

Total current liabilities	(6)
Non-current deferred income taxes	(38)

Total liabilities assumed	(44)

Net assets acquired	$135

(a)	Represents indefinite-lived Microtel and Hawthorn trademarks.

(b)	Represents franchise agreements with a weighted average life of 20 years.

The goodwill, none of which is deductible for tax purposes, was assigned to the Company’s Lodging segment. This acquisition was not significant to the Company’s results of operations, financial position or cash flows.

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

5.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$1,386			$1,353

Trademarks (a)	$660			$660

Amortized Intangible Assets
Franchise agreements (b)	$630	$298	$332	$630	$278	$352
Trademarks (c)	—	—	—	3	2	1
Other (d)	94	35	59	91	27	64

	$724	$333	$391	$724	$307	$417

(a)	Comprised of various trade names (including the worldwide Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inn & Suites, Microtel and Hawthorn trade names) that the Company has acquired and which distinguishes the Company’s consumer services. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 33 years.

(c)	As of December 31, 2008, comprised of definite-lived trademarks, which were fully amortized and written-off as of March 31, 2009.

(d)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 16 years.

Goodwill

In accordance with the guidance for goodwill and other intangible assets, the Company tests goodwill for potential impairment annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units as described in Note 2 — Summary of Significant Accounting Policies. Because quoted market prices for the Company’s reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. In performing its impairment analysis, the Company developed the estimated fair values for its reporting units using a combination of the discounted cash flow methodology and the market multiple methodology.

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

During the fourth quarter of 2009, the Company performed its annual goodwill impairment test and determined that no impairment was required as the fair value of goodwill at its lodging and vacation exchange and rentals reporting units was substantially in excess of the carrying value.

During the fourth quarter of 2008, after estimating the fair values of the Company’s three reporting units as of December 31, 2008, the Company determined that its lodging and vacation exchange and rentals reporting units passed the first step of the goodwill impairment test, while the vacation ownership reporting unit did not pass the first step.

As described in Note 2 — Summary of Significant Accounting Policies, the second step of the goodwill impairment test uses the estimated fair value of the Company’s vacation ownership segment from the first step as the purchase price in a hypothetical acquisition of the reporting unit. The significant hypothetical purchase price allocation adjustments made to the assets and liabilities of the vacation ownership segment in this second step calculation were in the areas of:

(1)	Adjusting the carrying value of Vacation Ownership Contract Receivables to their estimated fair values,

(2) Adjusting the carrying value of customer related intangible assets to their estimated fair values,

(3) Adjusting the carrying value of debt to the estimated fair value, and

(4)	Recalculating deferred income taxes under the guidance for income tax accounting, after considering the likely tax basis a hypothetical buyer would have in the assets and liabilities.

As a result of the above analysis, during the fourth quarter of 2008 the Company recorded a goodwill impairment charge of $1,342 million ($1,337 million, net of tax) representing a write-off of the entire amount of the vacation ownership reporting unit’s previously recorded goodwill. Such impairment was a result of plans that the Company announced during (i) October 2008, in which it refocused its vacation ownership sales and marketing efforts on consumers with higher credit quality beginning the fourth quarter of 2008, which reduced future revenue and growth rates, and (ii) December 2008, in which it decided to eliminate the vacation ownership reporting unit’s reliance of the asset-backed securities market by reducing its VOI sales pace from $2.0 billion during 2008 to $1.3 billion during 2009. As of December 31, 2009 and 2008, the Company’s accumulated goodwill impairment loss was $1,342 million ($1,337 million, net of tax).

Other Intangible Assets

During the fourth quarter of 2008, the Company recorded (i) a $16 million non-cash impairment charge primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards and (ii) an $8 million non-cash impairment charge to reduce the value of an unamortized trademark due to a strategic change in direction and reduced future investments in a vacation rentals business. See Note 21 — Restructuring and Impairments for more information.

As of December 31, 2007, the Company had $31 million of unamortized vacation ownership trademarks recorded on the Consolidated Balance Sheet, including its FairShare Plus and WorldMark trademarks. During the first quarter of 2008, the Company recorded a $28 million impairment charge due to the Company’s initiative to rebrand FairShare Plus and WorldMark to the Wyndham brand. The remaining $3 million was reclassified to amortized trademarks and was $1 million as of December 31, 2008. Such amount was fully amortized and written-off as of March 31, 2009.

The changes in the carrying amount of goodwill are as follows:

	Balance as of	Foreign	Balance as of
	January 1, 2009	Exchange	December 31, 2009

Lodging	$297	$—	$297
Vacation Exchange and Rentals	1,056	33	1,089

Total Company	$1,353	$33	$1,386

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2009	2008	2007

Franchise agreements	$20	$21	$19
Trademarks	1	2	2
Other	7	7	6

Total (*)	$28	$30	$27

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Operations.

Based on the Company’s amortizable intangible assets as of December 31, 2009, the Company expects related amortization expense over the next five years as follows:

Amount

2010	$25
2011	25
2012	24
2013	23
2014	23

6.	Franchising and Marketing/Reservation Activities

Franchise fee revenues of $440 million, $514 million and $523 million on the Consolidated Statements of Operations for 2009, 2008 and 2007, respectively, includes initial franchise fees of $9 million, $11 million and $8 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $186 million, $218 million and $227 million during 2009, 2008 and 2007, respectively, and are recorded within the franchise fees line item on the Consolidated Statements of Operations. As provided for in the franchise agreements, all of these fees are to be expended for marketing purposes or the operation of an international, centralized, brand-specific reservation system for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including access to an international, centralized, brand-specific reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing.

The number of lodging properties and rooms in operation by market sector is as follows:

	(Unaudited)
	As of December 31,
	2009		2008		2007
	Properties	Rooms	Properties	Rooms	Properties	Rooms

Economy (a)	5,469	387,357	5,432	389,697	5,081	366,205
Midscale (b)	1,540	182,251	1,515	177,284	1,363	156,562
Upscale (c)	94	24,517	82	21,724	79	20,953
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (d)	11	3,549	14	4,175	21	6,856

	7,114	597,674	7,043	592,880	6,544	550,576

(a)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel and Knights Inn lodging brands.

(b)	Includes Wingate by Wyndham, Hawthorn, Ramada Worldwide, Howard Johnson Plaza, Howard Johnson Hotel, Baymont Inn & Suites and AmeriHost Inn lodging brands.

(c)	Comprised of the Wyndham Hotels and Resorts lodging brand.

(d)	Represents properties/rooms affiliated with the Wyndham Hotels and Resorts brand for which the Company receives a fee for reservation and/or other services provided and properties managed under a joint venture. These properties are not branded under a Wyndham Hotel Group brand.

The number of lodging properties and rooms changed as follows:

	(Unaudited)
	For the Years Ended December 31,
	2009		2008				2007
	Properties	Rooms	Properties		Rooms		Properties	Rooms

Beginning balance	7,043	592,880	6,544		550,576		6,473	543,234
Additions	486	46,528	538		55,125		474	49,857
Acquisitions	—	—	388	(*)	29,547	(*)	—	—
Terminations	(415)	(41,734)	(427)		(42,368)		(403)	(42,515)

Ending balance	7,114	597,674	7,043		592,880		6,544	550,576

(*)	Relates to Microtel and Hawthorn, which were acquired on July 18, 2008.

The Company may, at its discretion, provide development advances to certain of its franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2009, 2008 or 2007. The amount of such development advances recorded on the Consolidated Balance Sheets was $53 million at both December 31, 2009 and 2008. These amounts are classified within the other non-current assets line item on the Consolidated Balance Sheets. During 2009, 2008 and 2007, the Company recorded $5 million, $4 million and $3 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Operations. During 2009, the Company recorded $4 million of bad debt expense within its lodging management business to reflect collectability concerns regarding development advance notes provided to three managed properties in periods prior to 2009. Such expense is recorded within operating expenses on the Consolidated Statement of Operations.

7.	Income Taxes

The income tax provision consists of the following for the year ended December 31:

	2009	2008	2007

Current
Federal	$46	$64	$69
State	19	2	3
Foreign	45	11	24

	110	77	96

Deferred
Federal	100	89	133
State	(6)	25	23
Foreign	(4)	(4)	—

	90	110	156

Provision for income taxes	$200	$187	$252

Pre-tax income/(loss) for domestic and foreign operations consisted of the following for the year ended December 31:

	2009	2008	2007

Domestic	$390	$(928)	$567
Foreign	103	41	88

Pre-tax income/(loss)	$493	$(887)	$655

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2009	2008

Current deferred income tax assets:
Accrued liabilities and deferred income	$77	$133
Provision for doubtful accounts and vacation ownership contract receivables	139	131
Net operating loss carryforwards	—	37
Alternative minimum tax credit carryforward	96	—
Valuation allowance (*)	(36)	(24)
Other	18	—

Current deferred income tax assets	294	277

Current deferred income tax liabilities:
Prepaid expenses	5	7
Unamortized servicing rights	4	3
Installment sales of vacation ownership interests	89	92
Other	7	27

Current deferred income tax liabilities	105	129

Current net deferred income tax asset	$189	$148

Non-current deferred income tax assets:
Net operating loss carryforwards	$53	$56
Foreign tax credit carryforward	67	67
Alternative minimum tax credit carryforward	44	199
Tax basis differences in assets of foreign subsidiaries	79	86
Accrued liabilities and deferred income	18	29
Other comprehensive income	32	73
Other	19	37
Depreciation and amortization	17	10
Valuation allowance (*)	(50)	(61)

Non-current deferred income tax assets	279	496

Non-current deferred income tax liabilities:
Depreciation and amortization	547	509
Installment sales of vacation ownership interests	869	950
Other	—	3

Non-current deferred income tax liabilities	1,416	1,462

Non-current net deferred income tax liabilities	$1,137	$966

(*)	The valuation allowance of $86 million as of December 31, 2009 primarily relates to foreign tax credits and net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2009, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2029. No provision has been made for U.S. federal deferred income taxes on $276 million of accumulated and undistributed earnings of foreign subsidiaries as of December 31, 2009 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.7	(1.9)	2.6
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.9)	1.6	(1.9)
Taxes on repatriated foreign income, net of tax credits	1.9	(1.2)	1.1
Release of guarantee liability related to income taxes	—	—	0.7
Other	2.9	(2.2)	1.0
Goodwill impairment	—	(52.4)	—

	40.6%	(21.1)%	38.5%

The difference between the Company’s 2009 effective tax rate of 40.6% and 2008 effective tax rate of (21.1%) is primarily due to the absence of impairment charges recorded during 2008, a charge recorded during 2009 for the reduction of deferred tax assets and the origination of deferred tax liabilities in a foreign tax jurisdiction and the write-off of deferred tax assets that were associated with stock-based compensation, which were in excess of the Company’s pool of excess tax benefits available to absorb tax deficiencies.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount

Balance as of January 1, 2008	$28
Decreases related to tax positions taken during a prior period	(3)
Increases related to tax positions taken during the current period	5
Decreases as a result of a lapse of the applicable statue of limitations	(5)

Balance as of December 31, 2008	25
Increases related to tax positions taken during a prior period	1
Increases related to tax positions taken during the current period	2
Decreases as a result of a lapse of the applicable statue of limitations	(3)

Balance as of December 31, 2009	$25

The gross amount of the unrecognized tax benefits at both December 31, 2009 and 2008 that, if recognized, would affect the Company’s effective tax rate was $25 million. The Company recorded both accrued interest and penalties related to unrecognized tax benefits of $3 million and less than $1 million as a component of provision for income taxes on the Consolidated Statements of Operations during 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had recorded a liability for potential penalties of $3 million and $2 million, respectively, and interest of $5 million and $3 million, respectively, on the Consolidated Balance Sheets.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal tax authorities. The 2005 through 2009 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2001 through 2009 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $0 to $11 million.

The Company made cash income tax payments, net of refunds, of $113 million, $68 million and $83 million during 2009, 2008 and 2007, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

As of December 31, 2009, the Company had $67 million of foreign tax credits with a full valuation allowance of $67 million, which arose from the filing of pre-separation income tax returns. The foreign tax credits primarily expire in 2015 and the valuation allowance on these credits will be reduced when and if the Company determines that these credits are more likely than not to be realized.

As discussed below, the IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns.

The rules governing taxation are complex and subject to varying interpretations. Therefore, the Company’s tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. While the Company believes that the estimates and assumptions supporting its tax accruals are reasonable, tax audits and any related litigation could result in tax liabilities for the Company that are materially different than those reflected in the Company’s historical income tax provisions and recorded assets and liabilities. The result of an audit or related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could have a material adverse effect on the Company’s income tax provision, net income, and/or cash flows in the period or periods to which such audit or litigation relates.

The Company’s recorded tax liabilities in respect of such taxable years represent the Company’s current best estimates of the probable outcome with respect to certain tax positions taken by Cendant for which the Company would be responsible under the tax sharing agreement. As discussed above, however, the rules governing taxation are complex and subject to varying interpretation. There can be no assurance that the IRS will not propose adjustments to the returns for which the Company would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on the Company under the tax sharing agreement in excess of the Company’s tax accruals could have a material adverse effect on the Company’s income tax provision, net income, and/or cash flows. See Note 22 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for more information related to contingent tax liabilities.

8.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net as of December 31, consisted of:

	2009	2008

Current vacation ownership contract receivables:
Securitized	$244	$253
Non-securitized	52	49
Secured (*)	28	23

	324	325
Less: Allowance for loan losses	(35)	(34)

Current vacation ownership contract receivables, net	$289	$291

Long-term vacation ownership contract receivables:
Securitized	$2,347	$2,495
Non-securitized	546	641
Secured (*)	234	176

	3,127	3,312
Less: Allowance for loan losses	(335)	(349)

Long-term vacation ownership contract receivables, net	$2,792	$2,963

(*)	Such receivables collateralize the Company’s 364-day, AUD 213 million, secured, revolving foreign credit facility (see Note 13 — Long-Term Debt and Borrowing Arrangements).

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2009 and thereafter are as follows:

		Non -
	Securitized	Securitized	Secured	Total

2010	$244	$52	$28	$324
2011	260	53	28	341
2012	282	61	27	370
2013	307	67	28	402
2014	322	74	30	426
Thereafter	1,176	291	121	1,588

	$2,591	$598	$262	$3,451

During 2009 and 2008 the Company’s securitized vacation ownership contract receivables generated interest income of $333 million and $321 million, respectively.

During 2009, 2008 and 2007, the Company originated vacation ownership contract receivables of $970 million, $1,607 million and $1,608 million, respectively, and received principal collections of $771 million, $821 million and $773 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.0%, 12.7% and 12.5% as of December 31, 2009, 2008 and 2007, respectively.

The activity in the allowance for loan losses related to vacation ownership contract receivables is as follows:

Amount

Allowance for loan losses as of January 1, 2007	$(278)
Provision for loan losses	(305)
Contract receivables written-off, net	263

Allowance for loan losses as of December 31, 2007	(320)
Provision for loan losses	(450)
Contract receivables written off, net	387

Allowance for loan losses as of December 31, 2008	(383)
Provision for loan losses	(449)
Contract receivables written-off, net	462

Allowance for Loan Losses as of December 31, 2009	$(370)

Vacation Ownership Contract Receivables and Securitizations

The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote special purpose entities (“SPEs”) that are consolidated within the Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company continues to service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The securitized assets of these bankruptcy-remote SPEs are not available to pay the Company’s general obligations. Additionally, the creditors of these SPEs have no recourse to the Company.

9.	Inventory

Inventory, as of December 31, consisted of:

	2009	2008

Land held for VOI development	$119	$141
VOI construction in process	352	417
Completed inventory and vacation credits (*)	836	761

Total inventory	1,307	1,319
Less: Current portion	354	414

Non-current inventory	$953	$905

(*)	Includes estimated recoveries of $156 million at both December 31, 2009 and 2008. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

10.	Property and Equipment, net

Property and equipment, net, as of December 31, consisted of:

	2009	2008

Land	$164	$164
Building and leasehold improvements	503	475
Capitalized software	397	332
Furniture, fixtures and equipment	395	367
Vacation rental property capital leases	133	130
Construction in progress	94	180

	1,686	1,648
Less: Accumulated depreciation and amortization	(733)	(610)

	$953	$1,038

During 2009, 2008 and 2007, the Company recorded depreciation and amortization expense of $150 million, $154 million and $139 million, respectively, related to property and equipment.

11.	Other Current Assets

Other current assets, as of December 31, consisted of:

	2009	2008

Non-trade receivables, net	$57	$65
Deferred vacation ownership costs	27	99
Assets held for sale	27	7
Securitization restricted cash	69	80
Escrow deposit restricted cash	19	28
Other	34	35

	$233	$314

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2009	2008

Accrued payroll and related	$188	$169
Accrued taxes	63	43
Accrued advertising and marketing	53	57
Accrued other	275	369

	$579	$638

13.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	December 31,	December 31,
	2009	2008

Securitized vacation ownership debt: (a)
Term notes	$1,112	$1,252
Previous bank conduit facility (b)	—	417
2008 bank conduit facility (c)	395	141

Total securitized vacation ownership debt	1,507	1,810
Less: Current portion of securitized vacation ownership debt	209	294

Long-term securitized vacation ownership debt	$1,298	$1,516

Long-term debt:
6.00% senior unsecured notes (due December 2016) (d)	$797	$797
Term loan (due July 2011)	300	300
Revolving credit facility (due July 2011) (e)	—	576
9.875% senior unsecured notes (due May 2014) (f)	238	—
3.50% convertible notes (due May 2012) (g)	367	—
Vacation ownership bank borrowings (h)	153	159
Vacation rentals capital leases	133	139
Other	27	13

Total long-term debt	2,015	1,984
Less: Current portion of long-term debt	175	169

Long-term debt	$1,840	$1,815

(a)	Represents debt that is securitized through bankruptcy remote SPEs, the creditors of which have no recourse to the Company.

(b)	Represents the outstanding balance of the Company’s previous bank conduit facility which was repaid on October 8, 2009.

(c)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of December 31, 2009, the total available capacity of the facility was $205 million.

(d)	The balance as of December 31, 2009 represents $800 million aggregate principal less $3 million of unamortized discount.

(e)	The revolving credit facility has a total capacity of $900 million, which includes availability for letters of credit. As of December 31, 2009, the Company had $31 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $869 million.

(f)	Represents senior unsecured notes issued by the Company during May 2009. Such balance represents $250 million aggregate principal less $12 million of unamortized discount.

(g)	Represents cash convertible notes issued by the Company during May 2009. Such balance includes $191 million of debt ($230 million aggregate principal less $39 million of unamortized discount) and a liability with a fair value of $176 million related to a bifurcated conversion feature. Additionally, as of December 31, 2009, the Company’s convertible note hedge call options are recorded at their fair value of $176 million within other non-current assets in the Consolidated Balance Sheet.

(h)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which expires in June 2010.

Covenants

The revolving credit facility and unsecured term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.5 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2009, the Company’s interest coverage ratio was 8.5 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2009, the Company’s leverage ratio was 2.1 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2009, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s securitized term notes and the 2008 bank conduit facility contains various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of December 31, 2009, all of the Company’s securitized pools were in compliance with applicable triggers.

Maturities and Capacity

The Company’s outstanding debt as of December 31, 2009 matures as follows:

	Securitized
	Vacation
	Ownership
Year	Debt	Other	Total

2010	$209	$175	$384
2011	505	314	819
2012	169	388	557
2013	182	11	193
2014	186	250	436
Thereafter	256	877	1,133

	$1,507	$2,015	$3,522

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2009, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,112	$1,112	$—
2008 bank conduit facility	600	395	205

Total securitized vacation ownership debt (a)	$1,712	$1,507	$205

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$797	$797	$—
Term loan (due July 2011)	300	300	—
Revolving credit facility (due July 2011) (b)	900	—	900
9.875% senior unsecured notes (due May 2014)	238	238	—
3.50% convertible notes (due May 2012)	367	367	—
Vacation ownership bank borrowings (c)	191	153	38
Vacation rentals capital leases (d)	133	133	—
Other	53	27	26

Total long-term debt	$2,979	$2,015	964

Less: Issuance of letters of credit (b)			31

			$933

(a)	These outstanding borrowings are collateralized by $2,755 million of underlying gross vacation ownership contract receivables and related assets. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2009, the available capacity of $900 million was further reduced by $31 million for the issuance of letters of credit.

(c)	These borrowings are collateralized by $262 million of underlying gross vacation ownership contract receivables. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

(d)	These leases are recorded as capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

Cash paid related to consumer financing interest expense was $112 million, $117 million and $102 million during December 31, 2009, 2008 and 2007, respectively.

Securitized Vacation Ownership Debt

As previously discussed in Note 8—Vacation Ownership Contract Receivables, the Company issues debt through the securitization of vacation ownership contract receivables.

Special Asset Facility 2009-A, LLC. On March 13, 2009, the Company closed a term securitization transaction, Special Asset Facility 2009-A, LLC, involving the issuance of $46 million of investment grade asset-backed notes which are secured by vacation ownership contract receivables. These borrowings bear interest at a coupon rate of 9.0% and were issued at a price of 95% of par. As of December 31, 2009, the Company has $10 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-1 Receivables Funding, LLC. On May 28, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-1 Receivables Funding, LLC, in the initial principal amount of $225 million. These borrowings bear interest at a coupon rate of 9.8% and are secured by vacation ownership contract receivables. As of December 31, 2009, the Company has $131 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-B Receivables Funding, LLC. On June 1, 2009, the Company closed a term securitization transaction, Sierra Timeshare 2009-B Receivables Funding, LLC, in the initial principal amount of $50 million. These borrowings bear interest at a coupon rate of 9.0% and are secured by vacation ownership contract receivables. As of December 31, 2009, the Company had $30 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-3 Receivables Funding, LLC. On September 24, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-3 Receivables Funding, LLC, in the initial principal amount of $175 million. These borrowings bear interest at a coupon rate of 7.62% and are secured by vacation ownership contract receivables. As of December 31, 2009, the Company had $140 million of outstanding borrowings under these term notes.

Sierra Timeshare 2009-2 Receivables Funding, LLC. On October 7, 2009, the Company closed a series of term notes payable, Sierra Timeshare 2009-2 Receivables Funding, LLC, in the initial principal amount of $175 million. These borrowings bear interest at a coupon rate of 4.52% and are secured by vacation ownership contract receivables. As of December 31, 2009, the Company had $132 million of outstanding borrowings under these term notes.

As of December 31, 2009, the Company had $669 million of outstanding borrowings under term notes entered into prior to January 1, 2009.

The Company’s securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 8.1%, 5.8% and 5.2% during the years ended December 31, 2009, 2008 and 2007, respectively.

On November 10, 2008, the Company closed on a 364-day, $943 million, non-recourse, securitized vacation ownership bank conduit facility with a term through November 2009. Such facility was renewed during October 2009 through October 2010 and its capacity was reduced to $600 million. This facility bears interest at variable commercial paper rates plus a spread. The previous bank conduit facility ceased operating as a revolving facility as of October 29, 2008 and was repaid on October 8, 2009. The two bank conduit facilities, on a combined basis, had a weighted average interest rate of 9.6%, 4.1% and 5.9% during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company’s securitized vacation ownership debt of $1,507 million is collateralized by $2,755 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s 2008 bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 8.5%, 5.2% and 5.4% during 2009, 2008 and 2007, respectively.

Other

6.00% Senior Unsecured Notes. The Company’s 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. The notes will mature on December 1, 2016 and are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Term Loan. During July 2006, the Company entered into a five-year $300 million term loan facility which bears interest at LIBOR plus a spread and matures on July 7, 2011. During July 2006, the Company entered into an interest rate swap agreement and, as such, the interest rate was fixed at 6.2%. During December 2007, the Company entered into a forward starting interest rate swap agreement which commenced in July 2009. As a result, the interest rate is fixed at 5.3% as of December 31, 2009 and the weighted average interest rate during 2009 was 5.7%.

Revolving Credit Facility. During July 2006, the Company entered into a five-year $900 million revolving credit facility which currently bears interest at LIBOR plus 87.5 to 100 basis points and expires on July 7, 2011. The interest rate of this facility is dependent on the Company’s credit ratings and the outstanding balance of borrowings on this facility.

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

3.50% Convertible Notes. On May 19, 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under the guidance for derivatives and bifurcated such conversion feature from the Convertible Notes for accounting purposes (“Bifurcated Conversion Feature”). The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% will be recognized by the Company primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. As such, the effective interest rate over the life of the Convertible Notes is approximately 10.7%. Interest began accruing on May 19, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The Convertible Notes will mature on May 1, 2012. Holders may convert their notes to cash subject to (i) certain conversion provisions determined by the market price of the Company’s common stock; (ii) specified distributions to common shareholders; (iii) a fundamental change (as defined below); and (iv) certain time periods specified in the purchase agreement. The Convertible Notes have an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of the Company’s common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances.

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

The purchase of Call Options and the sale of warrants are separate contracts entered into by the Company, are not part of the Convertible Notes and do not affect the rights of holders under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased Call Options or the sold warrants. The Call Options meet the definition of derivatives under the guidance for derivatives. As such, the instruments are marked to market each period. In addition, the derivative liability associated with the Bifurcated Conversion Feature is also marked to market each period. As of December 31, 2009, the $367 million Convertible Notes consist of $191 million of debt ($230 million face amount, net of $39 million of unamortized discount) and a derivative liability with a fair value of $176 million related to the Bifurcated Conversion Feature. The Call Options are derivative assets recorded at their fair value of $176 million within other non-current assets in the Consolidated Balance Sheet as of December 31, 2009. The warrants meet the definition of derivatives under the guidance; however, because these instruments have been determined to be indexed to the Company’s own stock, their issuance has been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet and is not subject to the fair value provisions of the guidance.

The Convertible Notes, Call Options and warrants have anti-dilution provisions that can result in adjustments to: (i) the conversion rate and conversion price with respect to the Convertible Notes and (ii) the strike price and the number of options and warrants with respect to the Call Options and warrants. The anti-dilution adjustments are required for, among other things, all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and warrants. These anti-dilution adjustments will mirror each other as they are made to the Convertible Notes, Call Options and warrants.

Vacation Ownership Bank Borrowings. On June 24, 2009, the Company closed on a 364-day, AUD 193 million, secured, revolving foreign credit facility with a term through June 2010. On July 7, 2009, an additional bank joined the Company’s 364-day, secured, revolving foreign credit facility, which provided an additional AUD 20 million of capacity, increasing the total capacity of the facility to AUD 213 million. This facility is used to support the Company’s vacation ownership operations in the South Pacific and bears interest at Australian BBSY plus a spread. The weighted average interest rate was 6.8%, 8.1% and 7.2% during 2009, 2008 and 2007, respectively. The AUD 213 million facility has an advance rate for new borrowings of approximately 70%. These secured borrowings are collateralized by $262 million of underlying gross vacation ownership contract receivables as of December 31, 2009. The capacity of this facility is subject to maintaining sufficient assets to collateralize these secured obligations.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2009, 2008 and 2007.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. This debt primarily reflects mortgage borrowings related to a vacation ownership office building and borrowings used to fund property renovations at one of the Company’s vacation rentals businesses.

Interest expense incurred in connection with the Company’s other debt was $124 million, $99 million and $96 million during 2009, 2008 and 2007, respectively. All such amounts are recorded within the interest expense line item on the Consolidated Statements of Operations. Cash paid related to such interest expense was $99 million, $100 million and $89 million during 2009, 2008 and 2007, respectively.

Interest expense is partially offset on the Consolidated Statements of Operations by capitalized interest of $10 million, $19 million and $23 million during 2009, 2008 and 2007, respectively.

14.	Fair Value

The guidance for fair value measurements requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	December 31,	Inputs	Inputs
	2009	(Level 2)	(Level 3)

Assets:
Derivative instruments (a)	$184	$8	$176
Securities available-for-sale (b)	5	—	5

Total assets	$189	$8	$181

Liabilities:
Derivative instruments (c)	$223	$47	$176

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in accrued expenses and other current liabilities, other non-current liabilities and long-term debt on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 15 — Financial Instruments for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2009:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance at January 1, 2009	$—	$—	$5
Issuance of Convertible Notes	42	(42)	—
Change in fair value	134	(134)	—

Balance as of December 31, 2009	$176	$(176)	$5

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

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$3,081	$2,809	$3,254	$2,666
Debt
Total debt (a)	3,522	3,405	3,794	2,759
Derivatives
Foreign exchange forwards (b)
Assets	3	3	10	10
Liabilities	(2)	(2)	(11)	(11)
Interest rate swaps and caps (c)
Assets	5	5	2	2
Liabilities	(45)	(45)	(76)	(76)
Convertible Notes related Call Options
Assets	176	176	—	—

(a)	As of December 31, 2009, includes the $176 million Bifurcated Conversion Feature liability.
(b)	Instruments are in a net gain position as of December 31, 2009 and a net loss position as of December 31, 2008.
(c)	Instruments are in net loss positions as of December 31, 2009 and December 31, 2008.

The weighted average interest rate on outstanding vacation ownership contract receivables was 13.0%, 12.7% and 12.5% as of December 31, 2009, 2008 and 2007, respectively. The estimated fair value of the vacation ownership contract receivables as of December 31, 2009 and 2008 was approximately 91% and 82% respectively, of the carry value. The primary reason for the fair value being lower than the carrying value related to the volatile credit markets in 2009 and the latter part of 2008. Although the outstanding vacation ownership contract receivables had weighted average interest rates of 13.0% and 12.7% as of December 31, 2009 and 2008, respectively, the estimated market rate of return for a portfolio of contract receivables of similar characteristics in market conditions for 2009 and 2008 exceeded 14% and 15%, respectively.

In accordance with the guidance for long-lived assets held for sale, during 2009, vacation ownership properties consisting primarily of undeveloped land with an approximate carrying amount of $36 million were written down to $27 million (their estimated fair value less selling costs). Such write down resulted in an impairment charge of $9 million during 2009. In accordance with the guidance for equity method investments, during 2009, an investment in a joint venture with a carrying amount of $19 million was written down to its fair value of $13 million. Such write down resulted in an impairment charge of $6 million during 2009. These impairment charges are included in goodwill and other impairments on the Company’s Consolidated Statements of Operations.

15.	Financial Instruments

Risk Management

Following is a description of the Company’s risk management policies:

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The forward contracts utilized by the Company do not qualify for hedge accounting treatment under the guidance for hedging. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of these forward contracts was not material to the Company’s results of operations, financial position or cash flows during 2009, 2008 and 2007. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges 2009, 2008 and 2007 was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax gain of $28 million during 2009 and a net pre-tax loss of $38 million and $22 million during 2008 and 2007, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to consumer financing interest or interest expense resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during 2009, 2008 and 2007. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The freestanding derivatives had an immaterial impact on the Company’s results of operations, financial position and cash flows during 2009, 2008 and 2007, respectively.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$39

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$6
Foreign exchange contracts	Other current assets	3	Accrued exp. & other current liabs.	2
Convertible Notes related Call Options (*)	Other non-current assets	176		—
Bifurcated Conversion Feature (*)		—	Long-term debt	176

Total derivatives not designated as hedging instruments		$184		$184

(*)	See Note 13 — Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2008:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$66

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$2	Other non-current liabilities	$10
Foreign exchange contracts	Other current assets	10	Accrued exp. & other current liabs.	11

Total derivatives not designated as hedging instruments		$12		$21

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

As of December 31, 2009, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 19% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk

The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business; which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the twelve months ended December 31, 2009, approximately 16% and 12% of the Company’s VOI sales revenues were generated in sales offices located in Florida and Nevada, respectively.

Included within the Consolidated Statements of Operations is approximately 11% of net revenues generated from transactions in the state of Florida in each of 2009, 2008 and 2007 and approximately 8%, 10% and 10% of net revenues generated from transactions in the state of California in each of 2009, 2008 and 2007, respectively.

16.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2009 are as follows:

Noncancelable
Operating
Year	Leases

2010	$67
2011	59
2012	45
2013	33
2014	25
Thereafter	105

$334

During 2009, 2008 and 2007, the Company incurred total rental expense of $77 million, $93 million and $79 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2009 aggregated $519 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $308 million; $104 million of which relates to 2010 and $69 million of which relates to 2011).

Letters of Credit

As of December 31, 2009 and December 31, 2008, the Company had $31 million and $33 million, respectively, of irrevocable letters of credit outstanding, which mainly support development activity at the Company’s vacation ownership business.

Surety Bonds

Some of the Company’s vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from thirteen surety providers in the amount of $1.3 billion, of which the Company had $526 million outstanding as of December 31, 2009. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and the Company’s corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business. See Part I, Item 3, “Legal Proceedings” for a description of claims and legal actions arising in the ordinary course of the Company’s business. See also Note 22 — Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Company’s separation from its former Parent (“Separation”).

The Company believes that it has adequately accrued for such matters with reserves of $25 million as of December 31, 2009. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

Other Guarantees/Indemnifications

In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $360 million as of December 31, 2009. The Company would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2009, 2008 and 2007, the Company made payments related to these guarantees of $10 million, $7 million and $5 million, respectively. As of December 31, 2009 and 2008, the Company maintained a liability in connection with these guarantees of $22 million and $37 million, respectively, on its Consolidated Balance Sheets.

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a minimum return. Under such agreement, the Company would be required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. The Company’s exposure under these guarantees is partially mitigated by the Company’s ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, the Company is able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. As of December 31, 2009, the maximum potential amount of future payments to be made under these guarantees is $16 million with an annual cap of $3 million or less. As of both December 31, 2009 and 2008, the Company maintained a liability in connection with these guarantees of less than $1 million on its Consolidated Balance Sheets.

See Note 22 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for contingent liabilities related to the Company’s Separation.

17.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

		Unrealized		Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2007, net of tax of $43	$191	$(7)	$—	$184
Period change	26	(19)	3	10

Balance, December 31, 2007, net of tax of $47	217	(26)	3	194
Period change	(76)	(19)	(1)	(96)

Balance, December 31, 2008, net of tax benefit of $72	141	(45)	2	98
Current period change	25	18	(3)	40

Balance, December 31, 2009, net of tax benefit of $32	$166	$(27)	$(1)	$138

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

18.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, RSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2009, 13.2 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the year ended December 31, 2009 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at January 1, 2009	4.1		$25.34	1.7		$27.40
Granted	6.6	(b)	4.15	0.5	(b)	3.69
Vested/exercised	(1.2)		25.24	—		—
Canceled	(1.2)		17.15	(0.1)		30.27

Balance as of December 31, 2009 (a)	8.3	(c)	9.60	2.1	(d)	21.70

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $59 million as of December 31, 2009 which is expected to be recognized over a weighted average period of 2 years.
(b)	Primarily represents awards granted by the Company on February 27, 2009.
(c)	Approximately 7.8 million RSUs outstanding as of December 31, 2009 are expected to vest over time.
(d)	Approximately 810,000 of the 2.1 million SSARs were exercisable as of December 31, 2009. The Company assumes that the unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2009 had an intrinsic value of $9.6 million and have a weighted average remaining contractual life of 4.1 years.

On February 27, 2009, the Company approved its annual grant of incentive equity awards totaling $24 million to the Company’s key employees and senior officers in the form of RSUs and SSARs. Such awards will vest ratably over a period of three years. On May 12, 2009, July 23, 2009, September 8, 2009 and November 2, 2009, the Company approved grants of incentive equity awards totaling $3 million to the Company’s newly hired key employees and senior officers in the form of RSUs. A portion of such awards will vest over a period of three years and the remaining portion will vest ratably over a period of four years.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $37 million, $35 million and $26 million during 2009, 2008 and 2007 respectively, related to the incentive equity awards granted by the Company. The Company recognized $10 million of a net tax benefit during 2009 and $14 million and $10 million of a tax benefit during 2008 and 2007, respectively, for stock-based compensation arrangements on the Consolidated Statements of Operations. As of January 1, 2009, the Company had a $4 million APIC Pool balance. During March 2009, the Company utilized its APIC Pool related to the vesting of RSUs, which reduced the balance to $0. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of December 31, 2009, there were 7.4 million converted stock options and no converted RSUs outstanding.

The activity related to the converted stock options for the year ended December 31, 2009 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2009	11.2	$35.08
Exercised (a)	—	—
Canceled	(3.8)	37.44

Balance as of December 31, 2009 (b)	7.4	33.90

(a)	Stock options exercised during 2009 and 2008 had an intrinsic value of zero and $600,000, respectively.
(b)	As of December 31, 2009, the Company’s outstanding “in the money” stock options had an aggregate intrinsic value of $900,000. All 7.4 million options were exercisable as of December 31, 2009. Options outstanding and exercisable as of December 31, 2009 have a weighted average remaining contractual life of 1.2 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of December 31, 2009:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	2.3	$19.77
$20.00 – $29.99	0.7	27.62
$30.00 – $39.99	0.8	37.46
$40.00 & above	3.6	43.50

Total Options	7.4	33.90

19.	Employee Benefit Plans

Defined Contribution Benefit Plans

Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $19 million, $25 million and $23 million during 2009, 2008 and 2007, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $14 million, $13 million and $11 million during 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2009 and 2008, the Company’s net pension liability of $10 million and $7 million, respectively, is fully recognized as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2009, the Company recorded $1 million and $2 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss. As of December 31, 2008, the Company recorded $1 million and $2 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized gain.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. The Company recorded pension expense of $2 million during each of 2009, 2008 and 2007. In addition, during 2008, the Company recorded a $1 million net gain on curtailments of two defined benefit pension plans.

20.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenues and “EBITDA,” which is defined as net income/(loss) before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Operations. The Company believes that EBITDA is a useful measure of performance for the Company’s industry segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of the Company’s operating performance. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended or as of December 31, 2009

			Vacation			Corporate
			Exchange	Vacation		and
	Lodging		and Rentals	Ownership		Other (b)		Total

Net revenues (a)	$660		$1,152	$1,945		$(7)		$3,750
EBITDA (c)	175	(d)	287	387	(e)	(71	)(f)	778
Depreciation and amortization	41		63	54		20		178
Segment assets	1,564		2,358	5,152		278		9,352
Capital expenditures	29		46	29		31		135

Year Ended or as of December 31, 2008

			Vacation				Corporate
			Exchange		Vacation		and
	Lodging		and Rentals		Ownership		Other (b)		Total

Net revenues (a)	$753		$1,259		$2,278		$(9)		$4,281
EBITDA (c)	218	(g)	248	(h)	(1,074	)(i)	(27	)(f)	(635)
Depreciation and amortization	38		72		58		16		184
Segment assets	1,628		2,331		5,574		40		9,573
Capital expenditures	48		58		68		13		187

Year Ended December 31, 2007

		Vacation		Corporate
		Exchange	Vacation	and
	Lodging	and Rentals	Ownership	Other(b)		Total

Net revenues (a)	$725	$1,218	$2,425	$(8)		$4,360
EBITDA (j)	223	293	378	(11	)(f)	883
Depreciation and amortization	34	71	48	13		166
Capital expenditures	27	60	85	22		194

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Inter-segment net revenues were not significant to the net revenues of any one segment.
(b)	Includes the elimination of transactions between segments.
(c)	Includes restructuring costs of $3 million, $6 million, $37 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other during 2009 and $4 million, $9 million and $66 million for Lodging, Vacation Exchange and Rentals and Vacation Ownership during 2008.
(d)	Includes a non-cash impairment charge of $6 million ($3 million, net of tax) to reduce the value of an underperforming joint venture in the Company’s hotel management business.
(e)	Includes a non-cash impairment charge of $9 million ($7 million, net of tax) to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.
(f)	Includes $64 million, $45 million and $55 million of corporate costs during 2009, 2008 and 2007, respectively, $6 million of a net expense and $18 million and $46 million of net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during 2009, 2008 and 2007, respectively.
(g)	Includes a non-cash impairment charge of $16 million ($10 million, net of tax) primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards.
(h)	Includes (i) non-cash impairment charges of $36 million ($28 million, net of tax) due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business and the write-off of the Company’s investment in a non-performing joint venture and (ii) charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from the Company’s Venezuelan operations.
(i)	Includes (i) a non-cash goodwill impairment charge of $1,342 million ($1,337 million, net of tax) as a result of organizational realignment plans announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering the Company’s expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging, (ii) a non-cash impairment charge of $28 million ($17 million, net of tax) due to the Company’s initiative to rebrand its vacation ownership trademarks to the Wyndham brand and (iii) a non-cash impairment charge of $4 million ($3 million, net of tax) related to the termination of a development project.
(j)	Includes separation and related costs of $9 million and $7 million for Vacation Ownership and Corporate and Other, respectively.

Provided below is a reconciliation of EBITDA to income/(loss) before income taxes.

	Year Ended December 31,
	2009	2008	2007

EBITDA	$778	$(635)	$883
Depreciation and amortization	178	184	166
Interest expense	114	80	73
Interest income	(7)	(12)	(11)

Income/(loss) before income taxes	$493	$(887)	$655

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United		United	All Other
	States	Netherlands	Kingdom	Countries	Total

Year Ended or As of December 31, 2009 Net revenues	$2,863	$209	$143	$535	$3,750
Net long-lived assets	2,468	395	218	309	3,390

Year Ended or As of December 31, 2008 Net revenues	$3,244	$297	$179	$561	$4,281
Net long-lived assets	2,579	405	203	281	3,468

Year Ended December 31, 2007 Net revenues	$3,390	$228	$206	$536	$4,360

21.	Restructuring and Impairments

Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing the Company’s need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During 2009, the Company recorded $47 million of incremental restructuring costs and reduced its liability with $50 million in cash payments and $15 million of other non-cash items. The remaining liability of $22 million is expected to be paid in cash; $3 million of personnel-related by December 2010 and $19 million of primarily facility-related by September 2017. During 2008, the Company recorded $79 million of restructuring costs ($4 million at Lodging, $9 million at Vacation Exchange and Rentals and $66 million at Vacation Ownership), of which $16 million was paid in cash.

Total restructuring costs by segment for the year ended December 31, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	21	14	1	37
Corporate	1	—	—	—	1

Total	$10	$22	$14	$1	$47

(a)	Represents severance benefits resulting from reductions of approximately 370 in staff. The Company formally communicated the termination of employment to all 370 employees, representing a wide range of employee groups. As of December 31, 2009, the Company had terminated all of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

Total restructuring costs by segment for the year ended December 31, 2008 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$4	$—	$—	$—	$4
Vacation Exchange and Rentals	8	—	—	1	9
Vacation Ownership	32	13	21	—	66

Total	$44	$13	$21	$1	$79

(a)	Represents severance benefits resulting from reductions of approximately 4,500 in staff. The Company formally communicated the termination of employment to substantially all 4,500 employees, representing a wide range of employee groups. As of December 31, 2008, the Company had terminated approximately 900 of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of an outsourcing agreement at the Company’s vacation exchange and rentals business.

The activity related to the restructuring costs is summarized by category as follows:

					Liability as of
	Opening	Costs	Cash	Other	December 31,
	Balance	Recognized	Payments	Non-cash	2008

Personnel-Related	$—	$44	$(15)	$(2)	$27
Facility-Related	—	13	—	—	13
Asset Impairments	—	21	—	(21)	—
Contract Terminations	—	1	(1)	—	—

	$—	$79	$(16)	$(23)	$40

	Liability as of				Liability as of
	January 1,	Costs	Cash	Other	December 31,
	2009	Recognized	Payments	Non-cash	2009

Personnel-Related	$27	$10	$(34)	$—	$3
Facility-Related	13	22	(16)	(1)	18
Asset Impairments	—	14	—	(14)	—
Contract Terminations	—	1	—	—	1

	$40	$47	$(50)	$(15)	$22

Impairments

During 2009, the Company recorded $15 million of charges to reduce the carrying value of certain assets based on their revised estimated fair values. Such amount includes (i) a non-cash charge of $9 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans and (ii) a non-cash charge of $6 million to impair the value of an underperforming joint venture in the Company’s hotel management business.

During 2008, the Company recorded a charge to impair goodwill recorded at the Company’s vacation ownership reporting unit. See Note 5 — Intangible Assets for further information. In addition, the Company recorded charges to reduce the carrying value of certain assets based on their revised estimated fair values. Such charges were as follows:

Amount

Goodwill	$1,342
Indefinite-lived intangible assets	36
Definite-lived intangible assets	16
Long-lived assets	32

$1,426

The impairment of indefinite-lived intangible assets represents (i) charge of $28 million to impair the value of trademarks related to rebranding initiatives at the Company’s vacation ownership business (see Note 5 — Intangible Assets for more information) and (ii) a charge of $8 million to impair the value of a trademark due to a strategic change in direction and reduced future investments in a vacation rentals business. The impairment of definite-lived intangible assets represents a charge due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards. The impairment of long-lived assets represents (i) a charge of $15 million to impair the value of the Company’s investment in a non-performing joint venture of the Company’s vacation exchange and rentals business, (ii) a charge of $13 million to impair the value of fixed assets related to the vacation rentals business discussed above and (iii) a charge of $4 million related to the termination of a vacation ownership development project.

22.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $310 million and $343 million as of December 31, 2009 and 2008, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

The $310 million of Separation related liabilities is comprised of $5 million for litigation matters, $272 million for tax liabilities, $23 million for liabilities of previously sold businesses of Cendant, $8 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $245 million is recorded in current due to former Parent and subsidiaries and $63 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2009 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of December 31, 2009 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. See Management’s Discussion and Analysis — Contractual Obligations for the estimated timing of such payments. In addition, as of December 31, 2009, the Company has $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million as of December 31, 2008.

Following is a discussion of the liabilities on which the Company issued guarantees.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. For each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which the Company retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and the Company determined to pay the judgment. On July 23, 2009, the Company paid its portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, the Company is responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of December 31, 2009.

•	Contingent tax liabilities Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. The Company will pay to Cendant the amount of taxes allocated pursuant to the Tax Sharing Agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the Tax Sharing Agreement, the Company recorded a gross up of its contingent tax liability and has a corresponding deferred tax asset of $34 million as of December 31, 2009.

During the first quarter of 2007, the IRS opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. As of December 31, 2009, the Company’s accrual for outstanding Cendant contingent tax liabilities was $272 million. This liability will remain outstanding until tax audits related to taxable years 2003 through 2006 are completed or the statutes of limitations governing such tax years have passed. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

The IRS examination is progressing and the Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the pending IRS examination, the Company is working with the IRS through other former Cendant companies to resolve outstanding audit and tax sharing issues. At present, the Company believes that the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. During 2009, 2008 and 2007, the Company recorded $1 million, $1 million and $13 million, respectively, of expenses in the Consolidated Statements of Operations related to these agreements.

Separation and Related Costs

During 2007, the Company incurred costs of $16 million in connection with executing the Separation, consisting primarily of expenses related to the rebranding initiative at the Company’s vacation ownership business and certain transitional expenses.

23.	Selected Quarterly Financial Data — (unaudited)

Provided below is selected unaudited quarterly financial data for 2009 and 2008.

	2009
	First	Second	Third	Fourth

Net revenues
Lodging	$154	$174	$183	$149
Vacation Exchange and Rentals	287	280	327	258
Vacation Ownership	462	467	508	508
Corporate and Other (a)	(2)	(1)	(2)	(2)

	$901	$920	$1,016	$913

EBITDA (b)
Lodging	$35	$50	$58	$32 (c)
Vacation Exchange and Rentals	76	56	107	48
Vacation Ownership (d)	44	107	104	132
Corporate and Other (a)(e)	(21)	(17)	(15)	(18)

	134	196	254	194
Less: Depreciation and amortization	43	45	46	44
Interest expense	19	26	34	35
Interest income	(2)	(2)	(1)	(2)

Income before income taxes and minority interest	74	127	175	117
Provision for income taxes	29	56	71	44

Net income	$45	$71	$104	$73

Per share information
Basic	$0.25	$0.40	$0.58	$0.41
Diluted	0.25	0.39	0.57	0.40

Weighted average diluted shares	178	182	183	184

(a)	Includes the elimination of transactions between segments.
(b)	Includes restructuring costs of (i) $3 million, $4 million, $35 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the first quarter, (ii) $2 million and $1 million for Vacation Exchange and Rentals and Vacation Ownership, respectively, during the second quarter and (iii) $1 million for Vacation Ownership during the fourth quarter. The after-tax impact of such costs was (i) $27 million during the first quarter, (ii) $2 million during the second quarter and (iii) $1 million during the fourth quarter.
(c)	Includes a non-cash impairment charge of $6 million ($3 million, net of tax) to reduce the value of an underperforming joint venture in the Company’s hotel management business.
(d)	Includes non-cash impairment charges of $5 million ($4 million, net of tax), $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax) during the first, second and fourth quarter, respectively, to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.
(e)	Includes a net expense related to the resolution of and adjustment to certain contingent liabilities and assets of $4 million ($2 million, net of tax), $0 ($2 million, net of tax) and $2 million ($2 million, net of tax) during the first, second and third quarter, respectively, and corporate costs of $17 million, $19 million, $13 million and $15 million during the first, second, third and fourth quarter, respectively.

	2008
	First	Second	Third	Fourth

Net revenues
Lodging	$170	$200	$213	$170
Vacation Exchange and Rentals	341	314	354	250
Vacation Ownership	504	621	661	492
Corporate and Other (a)	(3)	(3)	(2)	(1)

	$1,012	$1,132	$1,226	$911

EBITDA (b)
Lodging	$46	$62	$72	$38	(d)
Vacation Exchange and Rentals	93	54	105	(4	)(e)
Vacation Ownership	7 (c)	112	128	(1,321	)(f)
Corporate and Other (a)(g)	(16)	(7)	(11)	7

	130	221	294	(1,280)
Less: Depreciation and amortization	44	46	47	47
Interest expense	19	18	21	22
Interest income	(3)	(3)	(2)	(4)

Income/(loss) before income taxes and minority interest	70	160	228	(1,345)
Provision for income taxes	28	62	86	11

Net income/(loss)	$42	$98	$142	$(1,356)

Per share information
Basic	$0.24	$0.55	$0.80	$(7.63)
Diluted	0.24	0.55	0.80	(7.63)

Weighted average diluted shares	178	178	178	178

(a)	Includes the elimination of transactions between segments.
(b)	Includes restructuring costs of (i) $4 million and $2 million for Lodging and Vacation Exchange and Rentals, respectively, during the third quarter and (ii) $7 million and $66 million for Vacation Exchange and Rentals and Vacation Ownership, respectively, during the fourth quarter. The after-tax impact of such cost was (i) $4 million during the third quarter and (ii) $45 million during the fourth quarter.
(c)	Includes a non-cash impairment charge of $28 million ($17 million, net of tax) due to the Company’s initiative to rebrand its vacation ownership trademarks to the Wyndham brand.
(d)	Includes a non-cash impairment charge of $16 million ($10 million, net of tax) primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards.
(e)	Includes (i) non-cash impairment charges of $36 million ($28 million, net of tax) due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business and the write-off of the Company’s investment in a non-performing joint venture and (ii) charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from the Company’s Venezuelan operations.
(f)	Includes (i) a non-cash goodwill impairment charge of $1,342 million ($1,337 million, net of tax) as a result of organizational realignment plans announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering the Company’s expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging and (ii) a non-cash impairment charge of $4 million ($3 million, net of tax) related to the termination of a development project.
(g)	Includes a net benefit (expense) related to the resolution of and adjustment to certain contingent liabilities and assets of $(3) million ($(3) million, net of tax), $7 million ($4 million, net of tax), $(1) million ($(2) million, net of tax) and $14 million ($7 million, net of tax) during the first, second, third and fourth quarter, respectively, and corporate costs of $10 million, $15 million, $10 million and $10 million during the first, second, third and fourth quarter, respectively.

24.	Subsequent Events

The Company has evaluated subsequent events through February 19, 2010, the date on which the financial statements were issued.

Exhibit Index

Exhibit
Number	Description of Exhibit

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)

2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.1	Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 1, 2007)

4.2	Form of 6.00% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed February 1, 2007)

4.3	Indenture, dated November 20, 2008, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 filed November 25, 2008)

4.4	First Supplemental Indenture, dated May 18, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 19, 2009)

4.5	Form of Senior Notes due 2014 (included within Exhibit 4.4)

4.6	Second Supplemental Indenture, dated May 19, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Convertible Notes due 2012 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed May 19, 2009)

4.7	Form of Convertible Notes due 2012 (included within Exhibit 4.6)

10.1	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.2	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.3*	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009

10.4*	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009

10.5	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.6	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.7*	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009

10.8*	Employment Agreement with Eric A. Danziger, dated as of November 17, 2008

10.9*	Letter Agreement with Eric A. Danziger, dated December 1, 2008

10.10*	Amendment No. 1 to Employment Agreement with Eric A. Danziger, dated December 16, 2009

10.11	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.12	Employment Agreement with Virginia M. Wilson (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 19, 2006)

10.13	Amendment No. 1 to Employment Agreement with Virginia M. Wilson, dated December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 27, 2009)

10.14*	Termination and Release Agreement with Virginia M. Wilson, effective as of November 13, 2009

10.15	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2009)

10.16*	Form of Award Agreement for Restricted Stock Units

10.17*	Form of Award Agreement for Stock Appreciation Rights

10.18	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 7, 2009)

10.19	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.20	Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.21	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.22	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.23	Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.24	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.25	Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.26	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.27	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.28	Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.29	Credit Agreement, dated as of July 7, 2006, among Wyndham Worldwide Corporation, as Borrower, certain financial institutions as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Co-Documentation Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.30	Form of Declaration of Vacation Owner Program of WorldMark, the Club (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-12B filed May 11, 2006)

10.31	Management Agreement, dated as of January 1, 1996, by and between Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-12B filed May 11, 2006)

10.32	Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of March 14, 2008 by and among Fairshare Vacation Owners Association, Wyndham Vacation Resorts, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries and affiliates of Wyndham Vacation Resorts, Inc. and such other unrelated third parties as may from time to time desire to subject property interests to this Trust Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s From 10-Q filed May 8, 2008)

10.33	First Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of March 16, 2009, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 7, 2009)

10.34	Indenture and Servicing Agreement, dated as of November 7, 2008, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2008)

10.35	Amendment No. 1, dated as of October 23, 2009, to the Indenture and Servicing Agreement, dated as of November 7, 2008, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 28, 2009)

10.36	Indenture and Servicing Agreement, dated as of May 27, 2004, by and among Cendant Timeshare 2004-1 Receivables Funding, LLC (nka Sierra Timeshare 2004-1 Receivables Funding, LLC), as Issuer, and Fairfield Acceptance Corporation — Nevada (nka Wyndham Consumer Finance, Inc.), as Servicer, and Wachovia Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Cendant Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 dated August 2, 2004)

10.37	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2004-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of May 27, 2004 (incorporated by reference to Exhibit 10.18(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.38	Indenture and Servicing Agreement, dated as of August 11, 2005, by and among Cendant Timeshare 2005-1 Receivables Funding, LLC (nka Sierra Timeshare 2005-1 Receivables Funding, LLC), as Issuer, Cendant Timeshare Resort Group-Consumer Finance, Inc. (nka Wyndham Consumer Finance, Inc.), as Servicer, Wells Fargo Bank, National Association, as Trustee, and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 17, 2005)

10.39	First Supplement to Indenture and Servicing Agreement, dated as of June 16, 2006, by and among Sierra Timeshare 2005-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, to the Indenture and Servicing Agreement dated as of August 11, 2005 (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Form 10-12B/A filed June 26, 2006)

10.40	Indenture and Servicing Agreement, dated as of July 11, 2006, by and among Sierra Timeshare 2006-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-12B/A filed July 12, 2006)

10.41	Indenture and Servicing Agreement, dated as of May 23, 2007, by and among Sierra Timeshare 2007-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2007)

10.42	Indenture and Servicing Agreement, dated as of November 1, 2007, by and among Sierra Timeshare 2007-2 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 6, 2007)

10.43	Indenture and Servicing Agreement, dated as of May 1, 2008, by and among Sierra Timeshare 2008-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 7, 2008)

10.44	Indenture and Servicing Agreement, dated as of May 28, 2009, by and among Sierra Timeshare 2009-1 Receivables Funding, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2009)

10.45	Indenture and Servicing Agreement, dated as of October 7, 2009, by and among Sierra Timeshare 2009-2 Receivables Funding LLC, as the 2009-2 Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as the 2009-2 Trustee and the 2009-2 Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 7, 2009)

10.46	Indenture and Servicing Agreement, dated as of September 24, 2009, by and among Sierra Timeshare 2009-3 Receivables Funding LLC, as the 2009-3 Issuer, Wyndham Consumer Finance, Inc., as Servicer, U.S. Bank National Association, as the 2009-3 Trustee and the 2009-3 Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 7, 2009)

12*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 under the Securities Exchange Act of 1934

32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the United States Code

* Filed herewith

G-4