Form 10-Q
period 2010-03-31
WYNDHAM WORLDWIDE CORP
filed 2010-04-30
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the issuer’s common stock was 179,980,661 shares as of March 31, 2010.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of income for the three-month periods ended March 31, 2010 and 2009, the related consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009, and the related consolidated statement of stockholders’ equity for the three-month period ended March 31, 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 30, 2010

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net revenues
Service fees and membership	$424	$400
Vacation ownership interest sales	217	239
Franchise fees	92	99
Consumer financing	105	109
Other	48	54

Net revenues	886	901

Expenses
Operating	381	368
Cost of vacation ownership interests	36	49
Consumer financing interest	24	32
Marketing and reservation	123	137
General and administrative	148	135
Asset impairments	—	5
Restructuring costs	—	43
Depreciation and amortization	44	43

Total expenses	756	812

Operating income	130	89
Other income, net	(1)	(2)
Interest expense	50	19
Interest income	(1)	(2)

Income before income taxes	82	74
Provision for income taxes	32	29

Net income	$50	$45

Earnings per share
Basic	$0.28	$0.25
Diluted	0.27	0.25

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$163	$155
Trade receivables, net	548	404
Vacation ownership contract receivables, net	290	289
Inventory	330	354
Prepaid expenses	118	116
Deferred income taxes	188	189
Other current assets	239	233

Total current assets	1,876	1,740

Long-term vacation ownership contract receivables, net	2,741	2,792
Non-current inventory	963	953
Property and equipment, net	929	953
Goodwill	1,402	1,386
Trademarks, net	675	660
Franchise agreements and other intangibles, net	414	391
Other non-current assets	585	477

Total assets	$9,585	$9,352

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$220	$209
Current portion of long-term debt	23	175
Accounts payable	402	260
Deferred income	456	417
Due to former Parent and subsidiaries	246	245
Accrued expenses and other current liabilities	562	579

Total current liabilities	1,909	1,885

Long-term securitized vacation ownership debt	1,278	1,298
Long-term debt	2,059	1,840
Deferred income taxes	1,144	1,137
Deferred income	256	267
Due to former Parent and subsidiaries	63	63
Other non-current liabilities	175	174

Total liabilities	6,884	6,664

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 207,806,736 in 2010 and 205,891,254 shares in 2009	2	2
Additional paid-in capital	3,745	3,733
Accumulated deficit	(287)	(315)
Accumulated other comprehensive income	129	138
Treasury stock, at cost—28,041,522 shares in 2010 and 27,284,823 in 2009	(888)	(870)

Total stockholders’ equity	2,701	2,688

Total liabilities and stockholders’ equity	$9,585	$9,352

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating Activities
Net income	$50	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	43
Provision for loan losses	86	107
Deferred income taxes	11	8
Stock-based compensation	10	8
Excess tax benefits from stock-based compensation	(13)	—
Asset impairments	—	5
Non-cash interest	27	7
Non-cash restructuring	—	15
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(118)	(95)
Vacation ownership contract receivables	(28)	(7)
Inventory	(1)	(13)
Prepaid expenses	(8)	(5)
Other current assets	3	24
Accounts payable, accrued expenses and other current liabilities	121	112
Due to former Parent and subsidiaries, net	(1)	(1)
Deferred income	34	(46)
Other, net	(12)	3

Net cash provided by operating activities	205	210

Investing Activities
Property and equipment additions	(36)	(53)
Net assets acquired, net of cash acquired	(59)	—
Equity investments and development advances	(3)	(2)
Proceeds from asset sales	3	2
Increase in securitization restricted cash	(26)	(10)
(Increase)/decrease in escrow deposit restricted cash	(2)	1

Net cash used in investing activities	(123)	(62)

Financing Activities
Proceeds from securitized borrowings	418	219
Principal payments on securitized borrowings	(427)	(295)
Proceeds from non-securitized borrowings	220	286
Principal payments on non-securitized borrowings	(476)	(348)
Proceeds from note issuance	247	—
Dividends to shareholders	(22)	(7)
Repurchase of common stock	(16)	—
Proceeds from stock option exercises	7	—
Excess tax benefits from stock-based compensation	13	—
Debt issuance costs	(19)	(1)
Other, net	(18)	(1)

Net cash used in financing activities	(73)	(147)

Effect of changes in exchange rates on cash and cash equivalents	(1)	(2)

Net increase/(decrease) in cash and cash equivalents	8	(1)
Cash and cash equivalents, beginning of period	155	136

Cash and cash equivalents, end of period	$163	$135

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance as of January 1, 2010	206	$2	$3,733	$(315)	$138	(27)	$(870)	$2,688
Comprehensive income
Net income	—	—	—	50	—	—	—
Currency translation adjustment, net of tax benefit of $18	—	—	—	—	(16)	—	—
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	8	—	—
Unrealized losses on cash flow hedges, net of tax benefit of $0	—	—	—	—	(1)	—	—
Total comprehensive income								41
Exercise of stock options	—	—	7	—	—	—	—	7
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	(7)	—	—	—	—	(7)
Repurchase of common stock	—	—	—	—	—	(1)	(18)	(18)
Change in excess tax benefit on equity awards	—	—	12	—	—	—	—	12
Dividends	—	—	—	(22)	—	—	—	(22)

Balance as of March 31, 2010	208	$2	$3,745	$(287)	$129	(28)	$(888)	$2,701

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2009 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 19, 2010.

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

        Significant Accounting Policies

Intangible Assets.  The Company annually (during the fourth quarter of each year subsequent to completing its annual forecasting process) or, more frequently in circumstances prescribed by the guidance for goodwill and other intangible assets, reviews its goodwill and other indefinite-lived intangible assets recorded in connection with business combinations for impairment.

Allowance for Loan Losses.  In the Company’s Vacation Ownership segment, the Company provides for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables using a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts, consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of its vacation ownership contract receivables.

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to securitization was $159 million and $133 million as of March 31, 2010 and December 31, 2009, respectively, of which $87 million and $69 million were recorded within other current assets as of March 31, 2010 and December 31, 2009, respectively, and $72 million and $64 million were recorded within other non-current assets as of March 31, 2010 and December 31, 2009, respectively, on the Consolidated Balance Sheets. Restricted cash related to escrow deposits was $24 million and $19 million as of March 31, 2010 and

December 31, 2009, respectively, which were recorded within other current assets as of March 31, 2010 and December 31, 2009, respectively, on the Consolidated Balance Sheets.

        Recently Issued Accounting Pronouncements

Transfers and Servicing.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on transfers and servicing of financial assets. The guidance eliminates the concept of a Qualifying Special-Purpose Entity, changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 7—Long-term Debt and Borrowing Arrangements for the impact of the adoption of this guidance.

Consolidation.  In June 2009, the FASB issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 7—Long-term Debt and Borrowing Arrangements for the impact of the adoption of this guidance.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Net income	$50	$45

Basic weighted average shares outstanding	179	178
Stock options and restricted stock units (“RSU”)	5	—
Warrants (*)	2	—

Diluted weighted average shares outstanding	186	178

Earnings per share:
Basic	$0.28	$0.25
Diluted	0.27	0.25

(*)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 7—Long-term Debt and Borrowing Arrangements).

The computations of diluted EPS for the three months ended March 31, 2010 and 2009 do not include approximately 4 million and 13 million stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive to EPS.

        Dividend Payments

During the quarterly periods ended March 31, 2010 and 2009, the Company paid cash dividends of $0.12 and $0.04 per share, respectively ($22 million and $7 million, respectively).

3.	Acquisitions

Hoseasons.  On March 1, 2010, the Company completed the acquisition of Hoseasons Holdings Ltd. (“Hoseasons”), a European vacation rentals business, for $59 million in cash, net of cash acquired. The purchase price resulted in the recognition of $38 million of goodwill, $31 million of definite-lived intangible assets with a weighted average life of 19 years and $17 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. None of the acquired goodwill is expected to be deductible for tax purposes. Management believes that this acquisition offers a strategic fit within the Company’s European rentals business and an opportunity to continue to grow the Company’s fee-for-service businesses.

4.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,402			$1,386

Trademarks	$675			$660

Amortized Intangible Assets:
Franchise agreements	$630	$303	$327	$630	$298	$332
Other	122	35	87	94	35	59

	$752	$338	$414	$724	$333	$391

The changes in the carrying amount of goodwill are as follows:

	Balance at	Goodwill		Balance at
	January 1,	Acquired	Foreign	March 31,
	2010	During 2010	Exchange	2010

Lodging	$297	$—	$—	$297
Vacation Exchange and Rentals	1,089	38	(22)	1,105

Total Company	$1,386	$38	$(22)	$1,402

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2010	2009

Franchise agreements	$5	$5
Other	2	2

Total (*)	$7	$7

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of March 31, 2010, the Company expects related amortization expense as follows:

Amount

Remainder of 2010	$20
2011	27
2012	26
2013	24
2014	24
2015	24

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31,	December 31,
	2010	2009

Current vacation ownership contract receivables:
Securitized	$241	$244
Non-securitized	83	52
Secured (*)	—	28

	324	324
Less: Allowance for loan losses	(34)	(35)

Current vacation ownership contract receivables, net	$290	$289

Long-term vacation ownership contract receivables:
Securitized	$2,285	$2,347
Non-securitized	782	546
Secured (*)	—	234

	3,067	3,127
Less: Allowance for loan losses	(326)	(335)

Long-term vacation ownership contract receivables, net	$2,741	$2,792

(*)	As of December 31, 2009, such receivables collateralized the Company’s 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010 (See Note 7—Long-term Debt and Borrowing Arrangements).

During the three months ended March 31, 2010 and 2009, the Company’s securitized vacation ownership contract receivables generated interest income of $80 million and $82 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the three months ended March 31, 2010 and 2009, the Company originated vacation ownership contract receivables of $220 million and $211 million, respectively, and received principal collections of $192 million and $204 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.0% at both March 31, 2010 and December 31, 2009.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2010	$(370)
Provision for loan losses	(86)
Contract receivables written-off	96

Allowance for loan losses as of March 31, 2010	$(360)

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded the provision for loan losses of $86 million and $107 million as a reduction of net revenues during the three months ended March 31, 2010 and 2009, respectively.

6.	Inventory

Inventory consisted of:

	March 31,	December 31,
	2010	2009

Land held for VOI development	$119	$119
VOI construction in process	346	352
Completed inventory and vacation credits (*)	828	836

Total inventory	1,293	1,307
Less: Current portion	330	354

Non-current inventory	$963	$953

(*)	Includes estimated recoveries of $156 million at both March 31, 2010 and December 31, 2009. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rental businesses.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	March 31,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,258	$1,112
Bank conduit facility (b)	240	395

Total securitized vacation ownership debt	1,498	1,507
Less: Current portion of securitized vacation ownership debt	220	209

Long-term securitized vacation ownership debt	$1,278	$1,298

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	199	—
9.875% senior unsecured notes (due May 2014) (f)	239	238
3.50% convertible notes (due May 2012) (g)	448	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
Vacation ownership bank borrowings (i)	—	153
Vacation rentals capital leases (j)	123	133
Other	28	27

Total long-term debt	2,082	2,015
Less: Current portion of long-term debt	23	175

Long-term debt	$2,059	$1,840

(a)	Represents debt that is securitized through bankruptcy remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of March 31, 2010, the total available capacity of the facility was $360 million.

(c)	The balance as of March 31, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $950 million, which includes availability for letters of credit. As of March 31, 2010, the Company had $30 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $721 million.

(f)	Represents senior unsecured notes issued by the Company during May 2009. Such balance represents $250 million aggregate principal less $11 million of unamortized discount.

(g)	Represents cash convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. The following table details the components of the convertible notes:

	March 31,
	2010	December 31, 2009

Debt principal	$230	$230
Unamortized discount	(35)	(39)

Debt less discount	195	191
Fair value of bifurcated conversion feature (*)	253	176

Cash convertible notes	$448	$367

(*)	The Company also has an asset with a fair value approximate to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes.

(h)	Represents senior unsecured notes issued by the Company during February 2010. Such balance represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

        2010 Debt Issuances

7.375% Senior Unsecured Notes.  On February 25, 2010, the Company issued senior unsecured notes, with face value of $250 million and bearing interest at a rate of 7.375%, for net proceeds of $247 million. Interest began accruing on February 25, 2010 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2010. The notes will mature on March 1, 2020 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Sierra Timeshare 2010-1 Receivables Funding, LLC.  On March 12, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-1 Receivables Funding, LLC, in the initial principal amount of $300 million. These borrowings bear interest at a coupon rate of 4.48% and are secured by vacation ownership contract receivables. As of March 31, 2010, the Company had $300 million of outstanding borrowings under these term notes.

Revolving Credit Facility.  On March 29, 2010, the Company replaced its five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. This facility is subject to a fee of 50 basis points based on total capacity and bears interest at LIBOR plus 250 basis points. The interest rate of this facility is dependent on the Company’s credit ratings and the outstanding balance of borrowings on this facility. As of March 31, 2010, the Company had $199 million of outstanding borrowings and $30 million of outstanding letters of credit and, as such, the total available remaining capacity was $721 million.

        3.50% Convertible Notes

During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. The Company accounted for the conversion feature as a derivative instrument under the guidance for derivatives and bifurcated such conversion feature from the Convertible Notes for accounting purposes (“Bifurcated Conversion Feature”). The Convertible Notes have an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of the Company’s common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances.

Concurrent with the Company’s issuance of the Convertible Notes during May 2009, the Company entered into convertible note hedge and warrant transactions (“Warrants”) with certain counterparties. The Company purchased cash-settled call options (“Call Options”) that are expected to reduce the Company’s exposure to potential cash payments required to be made by the Company upon the cash conversion of the Convertible Notes. The Warrants and Call Options are recorded on the Consolidated Balance Sheets as a component of additional paid-in capital and other non-current assets, respectively.

If the market price per share of the Company’s common stock at the time of cash conversion of any Convertible Notes is above the strike price of the Call Options (which strike price is the same as the equivalent initial conversion price of the Convertible Notes of approximately $12.73 per share of the Company’s common stock), such Call Options will entitle the Company to receive from the counterparties, in the aggregate, the same amount of cash as it would be required to issue to the holder of the Convertible Notes in excess of the principal amount thereof.

Pursuant to the Warrants, the Company sold to the counterparties Warrants to purchase in the aggregate up to approximately 18 million shares of the Company’s common stock at an exercise price of $20.16 (which represents a premium of approximately 90% over the Company’s closing price per share on May 13, 2009 of $10.61) as of December 31, 2009. The Company expects the Warrants to be net share settled, meaning that the Company will issue a number of shares per Warrant corresponding to the difference between the Company’s share price at each Warrant expiration date and the exercise price of the Warrant. The Warrants may not be exercised prior to the maturity of the Convertible Notes.

During March 2010, the Company increased its dividend from $0.04 per share to $0.12 per share. The Convertible Notes, Call Options and Warrants contain anti-dilution provisions that required certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. As a result of such adjustments, as of March 31, 2010, the Convertible Notes have a conversion reference rate of 78.8115 shares of common stock per $1,000 principal amount (equivalent to a conversion price of approximately $12.69 per share of the Company’s common stock), the conversion price of the Call Options is $12.69 and the exercise price of the Warrants is $20.09.

        Early Extinguishment of Debt

In connection with the early extinguishment of the term loan facility, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on the Company’s Consolidated Statement of Income. The Company incurred an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which is also included within interest expense on the Company’s Consolidated Statement of Income. The Company’s revolving foreign credit facility was paid down with a portion of the proceeds from the 7.375% senior unsecured notes. The remaining proceeds were used, in addition to borrowings under the Company’s revolving credit facility, to pay down the Company’s term loan facility.

        Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2010, the Company’s interest coverage ratio was 7.2 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2010, the Company’s leverage ratio was 2.2 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes and 7.375% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The Convertible Notes do not contain affirmative or negative covenants; however, the limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets and the events of default for the Company’s senior unsecured notes are applicable to such notes. Holders of the Convertible Notes have the right to require the Company to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if the Company’s common stock is no longer listed on a national securities exchange.

As of March 31, 2010, the Company was in compliance with all of the covenants described above including the required financial ratios.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of March 31, 2010, all of the Company’s securitized pools were in compliance with applicable triggers.

        Maturities and Capacity

The Company’s outstanding debt as of March 31, 2010 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other		Total

Within 1 year	$220	$23		$243
Between 1 and 2 years	356	12		368
Between 2 and 3 years	182	472	(*)	654
Between 3 and 4 years	197	209		406
Between 4 and 5 years	175	250		425
Thereafter	368	1,116		1,484

	$1,498	$2,082		$3,580

(*)	Includes a liability related to a Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2010, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,258	$1,258	$—
Bank conduit facility (a)	600	240	360

Total securitized vacation ownership debt (b)	$1,858	$1,498	$360

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	950	199	751
9.875% senior unsecured notes (due May 2014)	239	239	—
3.50% convertible notes (due May 2012)	448	448	—
7.375% senior unsecured notes (due March 2020)	247	247	—
Vacation rentals capital leases	123	123	—
Other	49	28	21

Total long-term debt	$2,854	$2,082	772

Less: Issuance of letters of credit (c)			30

			$742

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,712 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of March 31, 2010, the available capacity of $751 million was further reduced by $30 million for the issuance of letters of credit.

        Vacation Ownership Contract Receivables and Securitizations

The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The assets of these bankruptcy-remote SPEs are not available to pay the Company’s general obligations. Additionally, the creditors of these SPEs have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31,	December 31,
	2010	2009

Securitized contract receivables, gross (a)	$2,526	$2,591
Securitized restricted cash (b)	159	133
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	8	11

Total SPE assets (e)	2,712	2,755

Securitized term notes (f)	1,258	1,112
Securitized conduit facilities (f)	240	395
Other liabilities (g)	28	26

Total SPE liabilities	1,526	1,533

SPE assets in excess of SPE liabilities	$1,186	$1,222

(a)	Included in current ($241 million and $244 million as of March 31, 2010 and December 31, 2009, respectively) and non-current ($2,285 million and $2,347 million as of March 31, 2010 and December 31, 2009, respectively) vacation ownership contract receivables on the Company’s Consolidated Balance Sheets.

(b)	Included in other current assets ($87 million and $69 million as of March 31, 2010 and December 31, 2009, respectively) and other non-current assets ($72 million and $64 million as of March 31, 2010 and December 31, 2009, respectively) on the Company’s Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Company’s Consolidated Balance Sheets.

(d)	Primarily includes interest rate derivative contracts and related assets; included in other non-current assets on the Company’s Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $19 million and $20 million as of March 31, 2010 and December 31, 2009, respectively, related to securitized debt.

(f)	Included in current ($220 million and $209 million as of March 31, 2010 and December 31, 2009, respectively) and long-term ($1,278 million and $1,298 million as of March 31, 2010 and December 31, 2009, respectively) securitized vacation ownership debt on the Company’s Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($4 million as of both March 31, 2010 and December 31, 2009) and other non-current liabilities ($24 million and $23 million as of March 31, 2010 and December 31, 2009, respectively) on the Company’s Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $865 million and $860 million as of March 31, 2010 and December 31, 2009, respectively. A summary of such receivables and total vacation ownership SPE assets, in excess of SPE liabilities and net of the allowance for loan losses, is as follows:

	March 31,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,186	$1,222
Non-securitized contract receivables	865	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(360)	(370)

Total, net	$1,691	$1,712

(*)	As of December 31, 2009, such receivables collateralized the Company’s secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

        Interest Expense

Interest expense incurred in connection with the Company’s non-securitized debt was $35 million and $22 million during the three months ended March 31, 2010 and 2009, respectively. Additionally, in connection with the early extinguishment of the term loan facility, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense. The Company also incurred an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which was also included within interest expense. Cash paid related to such interest expense was $13 million and $10 million during the three months ended March 31, 2010 and 2009, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $1 million and $3 million during the three months ended March 31, 2010 and 2009, respectively.

Cash paid related to consumer financing interest expense was $21 million and $28 million during the three months ended March 31, 2010 and 2009, respectively.

8.	Fair Value

The guidance for fair value measurements requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	March 31,	Observable	Inputs
	2010	Inputs (Level 2)	(Level 3)

Assets:
Derivatives (a)
Convertible Notes related Call Options	$253	$—	$253
Interest rate contracts	6	6	—
Foreign exchange contracts	4	4	—
Securities available-for-sale (b)	5	—	5

Total assets	$268	$10	$258

Liabilities:
Derivatives (c)
Bifurcated Conversion Feature	$253	$—	$253
Interest rate contracts	43	43	—
Foreign exchange contracts	5	5	—

Total liabilities	$301	$48	$253

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.

(c)	Included in long-term debt, accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 9—Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2010:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of January 1, 2010	$176	$(176)	$5
Change in fair value	77	(77)	—

Balance as of March 31, 2010	$253	$(253)	$5

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

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$3,031	$2,831	$3,081	$2,809
Debt
Total debt (a)	3,580	3,298	3,522	3,405
Derivatives
Foreign exchange contracts (b)
Assets	4	4	3	3
Liabilities	(5)	(5)	(2)	(2)
Interest rate contracts (c)
Assets	6	6	5	5
Liabilities	(43)	(43)	(45)	(45)
Convertible Notes related Call Options
Assets	253	253	176	176

(a)	As of March 31, 2010 and December 31, 2009, includes $253 million and $176 million, respectively, related to a Bifurcated Conversion Feature liability.

(b)	Instruments are in net gain positions as of March 31, 2010 and December 31, 2009.

(c)	Instruments are in net loss positions as of March 31, 2010 and December 31, 2009.

The weighted average interest rate on outstanding vacation ownership contract receivables was 13.0% as of both March 31, 2010 and December 31, 2009. The estimated fair value of the vacation ownership contract receivables as of March 31, 2010 and December 31, 2009 was approximately 93% and 91%, respectively, of the carrying value. The primary reason for the fair value being lower than the carrying value related to the volatile credit markets in 2010 and during 2009. Although the outstanding vacation ownership contract receivables had weighted average interest rates of 13.0% as of both March 31, 2010 and December 31, 2009, the estimated market rate of return for a portfolio of contract receivables of similar characteristics in market conditions during both the three months ended March 31, 2010 and for the year ended December 31, 2009 was 14%.

9.	Derivative Instruments and Hedging Activities

        Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor costs. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The forward contracts utilized by the Company do not qualify for hedge accounting treatment under the guidance for hedging. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of these forward contracts was a loss of $8 million and $2 million included in operating expense on the Company’s Consolidated Statements of Income during the three months ended March 31, 2010 and 2009, respectively. The impact of these forward contracts was not material to the Company’s financial position or cash flows during the three months ended March 31, 2010 and 2009. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three months ended March 31, 2010 and 2009 was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

        Interest Rate Risk

The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax loss of $1 million and a net pre-tax gain of $6 million during the three months ended March 31, 2010 and 2009, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to consumer financing interest or interest expense resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during the three months ended March 31, 2010 and 2009. In connection with the early extinguishment of the term loan facility (See Note 7—Long-Term Debt and Borrowing Arrangements), the Company effectively terminated the interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on the Company’s Consolidated Statement of Income. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The impact of the freestanding derivatives was a gain of $3 million and $2 million included in consumer financing interest expense on the Company’s Consolidated Statements of Income during the three months ended March 31, 2010 and 2009, respectively. The freestanding derivatives had an immaterial impact on the Company’s financial position and cash flows during the three months ended March 31, 2010 and 2009.

The following table summarizes information regarding the Company’s derivative instruments as of March 31, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$25

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$6	Other non-current liabilities	$18
Foreign exchange contracts	Other current assets	4	Accrued exp. & other current liabs.	5
Convertible Notes related Call Options (*)	Other non-current assets	253		—
Bifurcated Conversion Feature (*)		—	Long-term debt	253

Total derivatives not designated as hedging instruments		$263		$276

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$39

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$6
Foreign exchange contracts	Other current assets	3	Accrued exp. & other current liabs.	2
Convertible Notes related Call Options (*)	Other non-current assets	176		—
Bifurcated Conversion Feature (*)		—	Long-term debt	176

Total derivatives not designated as hedging instruments		$184		$184

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

10.	Income Taxes

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

The Company’s recorded tax liabilities in respect of such taxable years represent the Company’s current best estimates of the probable outcome with respect to certain tax positions taken by Cendant for which the Company would be responsible under the tax sharing agreement. As discussed above, however, the rules governing taxation are complex and subject to varying interpretation. There can be no assurance that the IRS will not propose adjustments to the returns for which the Company would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on the Company under the tax sharing agreement in excess of the Company’s tax accruals could have a material adverse effect on the Company’s income tax provision, net income and/or cash flows. See Note 16—Separation Adjustments and Transactions with Former Parent and Subsidiaries for more information related to contingent tax liabilities.

The Company’s effective tax rate of 39% includes non-deductible costs related to the acquisition of Hoseasons. Excluding such costs, the Company’s effective tax rate would have been 38%.

The Company made cash income tax payments, net of refunds, of $10 million and $12 million during the three months ended March 31, 2010 and 2009, respectively. Such payments exclude income tax related payments made to former Parent.

11.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business. See Part II, Item 1, “Legal Proceedings” for a description of claims and legal actions arising in the ordinary course of the Company’s business. See also Note 16—Separation Adjustments and Transactions with Former Parent and

Subsidiaries regarding contingent litigation liabilities resulting from the Company’s separation from its former Parent (“Separation”).

The Company believes that it has adequately accrued for such matters with reserves of $37 million as of March 31, 2010. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

12.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2010 are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2010, net of tax benefit of $32	$166	$(27)	$(1)	$138
Current period change	(16)	7 (*)	—	(9)

Balance, March 31, 2010, net of tax benefit of $44	$150	$(20)	$(1)	$129

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (See Note 7—Long-Term Debt and Borrowing Arrangements).

The components of accumulated other comprehensive income as of March 31, 2009 are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2009, net of tax benefit of $72	$141	$(45)	$2	$98
Current period change	(9)	4	—	(5)

Balance, March 31, 2009, net of tax benefit of $82	$132	$(41)	$2	$93

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, RSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2010, 14.1 million shares remained available.

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2010 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance as of January 1, 2010	8.3		$9.60	2.1		$21.70
Granted	1.8	(b)	22.84	0.2	(b)	22.84
Vested/exercised	(2.3)		6.90	—		—
Canceled	(0.1)		10.77	—		—

Balance as of March 31, 2010 (a)	7.7	(c)	13.56	2.3	(d)	21.77

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $92 million as of March 31, 2010 which is expected to be recognized over a weighted average period of 2.8 years.

(b)	Represents awards granted by the Company on February 24, 2010.

(c)	Approximately 7.3 million RSUs outstanding as of March 31, 2010 are expected to vest over time.

(d)	Approximately 1.1 million of the 2.3 million SSARs are exercisable as of March 31, 2010. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2010 had an intrinsic value of $16 million and have a weighted average remaining contractual life of 4.1 years.

On February 24, 2010, the Company approved grants of incentive equity awards totaling $43 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

The fair value of SSARs granted by the Company on February 24, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in Staff Accounting Bulletin 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the twelve-month target price of the Company’s stock on the date of the grant.

SSARs Issued on
February 24, 2010

Grant date fair value	$8.66
Grant date strike price	$22.84
Expected volatility	53.0%
Expected life	4.25 yrs.
Risk free interest rate	2.07%
Projected dividend yield	2.10%

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $10 million and $8 million during the three months ended March 31, 2010 and 2009, respectively, related to the incentive equity awards granted by the Company. The Company recognized $4 million and $3 million of a net tax benefit during the three months ended March 31, 2010 and 2009, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the three months ended March 31, 2010, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $12 million due to the vesting of RSUs and exercise of stock options. As of December 31, 2009, the Company’s APIC Pool balance was $0.

        Incentive Equity Awards

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the

Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of March 31, 2010, there were 5 million converted stock options and no converted RSUs outstanding.

As of March 31, 2010, the 5 million converted stock options outstanding had a weighted average exercise price of $30.17, a weighted average remaining contractual life of 1.4 years and all 5 million options were exercisable. There were 2 million outstanding “in-the-money” stock options, which had an aggregate intrinsic value of $12 million.

The Company withheld $17 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2010. Such amount is included in other, net within financing activities on the Consolidated Statement of Cash Flows.

14.	Segment Information

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

	Three Months Ended March 31,
	2010			2009
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA (d)

Lodging	$144	$33		$154	$35
Vacation Exchange and Rentals	300	80	(c)	287	76
Vacation Ownership	444	82		462	44 (e)

Total Reportable Segments	888	195		903	155
Corporate and Other (a)(b)	(2)	(20)		(2)	(21)

Total Company	$886	175		$901	134

Depreciation and amortization		44			43
Interest expense		50	(f)		19
Interest income		(1)			(2)

Income before income taxes		$82			$74

(a)	Includes the elimination of transactions between segments.

(b)	Includes $2 million and $4 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets during the three months ended March 31, 2010 and 2009, respectively, and $18 million and $17 million of corporate costs during the three months ended March 31, 2010 and 2009, respectively.

(c)	Includes $4 million of costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010.

(d)	Includes restructuring costs of $3 million, $4 million, $35 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the three months ended March 31, 2009.

(e)	Includes a non-cash impairment charge of $5 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

(f)	Includes $1 million and $15 million for Vacation Ownership and Corporate and Other, respectively, of costs incurred for the early extinguishment of the Company’s revolving foreign credit facility and term loan facility during March 2010.

15.	Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the three months ended March 31, 2009, the Company recorded $43 million of incremental restructuring costs. During the three months ended March 31, 2010, the Company reduced its liability with $4 million of cash payments. The remaining liability of $18 million is expected to be paid in cash; $17 million of facility-related by September 2017 and $1 million of personnel-related by December 2010.

Total restructuring costs by segment for the three months ended March 31, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	3	1	—	—	4
Vacation Ownership	1	19	14	1	35
Corporate	1	—	—	—	1

Total	$8	$20	$14	$1	$43

(a)	Represents severance benefits resulting from reductions of approximately 320 in staff. The Company formally communicated the termination of employment to substantially all 320 employees, representing a wide range of employee groups. As of March 31, 2009, the Company had terminated approximately 215 of these employees.

(b)	Primarily related to the termination of leases of certain sales offices.

(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.

(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of		Liability as of
	January 1,	Cash	March 31,
	2010	Payments	2010

Personnel-Related(*)	$3	$2	$1
Facility-Related	18	1	17
Contract Terminations	1	1	—

	$22	$4	$18

(*)	As of March 31, 2010, the Company had terminated all of the employees related to such costs.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $311 million and $310 million as of March 31, 2010 and December 31, 2009, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

As of March 31, 2010, the $311 million of Separation related liabilities is comprised of $5 million for litigation matters, $274 million for tax liabilities, $22 million for liabilities of previously sold businesses of Cendant, $8 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $246 million is recorded in current due to former Parent and subsidiaries and $63 million is recorded in long-term due to former Parent and subsidiaries as of March 31, 2010 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of March 31, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. See Management’s Discussion and Analysis—Contractual Obligations for the estimated timing of such payments. In addition, as of March 31, 2010, the Company had $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

Following is a discussion of the liabilities on which the Company issued guarantees.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. For each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which the Company retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and the Company determined to pay the judgment. On July 23, 2009, the Company paid its portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, the Company is responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of March 31, 2010.

•	Contingent tax liabilities Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. The Company will pay to Cendant the amount of taxes allocated pursuant to the tax sharing agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the tax sharing agreement, the Company recorded a gross up of its contingent tax liability and has a corresponding deferred tax asset of $35 million as of March 31, 2010.

During the first quarter of 2007, the IRS opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. As of March 31, 2010, the Company’s accrual for outstanding Cendant contingent tax liabilities was $274 million. This liability will remain outstanding until tax audits related to taxable years 2003 through 2006 are completed or the statutes of limitations governing such tax years have passed. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. The Company believes that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the tax sharing agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

The IRS examination is progressing and the Company currently expects that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the ongoing IRS examination, the Company is working with the IRS through other former Cendant companies to resolve outstanding audit and tax sharing issues. At present, the Company believes that the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended March 31, 2010 and 2009. During the first quarter of 2010, our vacation exchange and rentals business revised its operating statistics in order to improve transparency and comparability for our investors. The exchange revenue per member statistic has been expanded to capture member-related rentals and other servicing fees, which were previously included within our vacation rental statistics and other ancillary revenues. Vacation rental transactions and average net price per vacation rental statistics now include only European rental transactions. Prior period operating statistics have been updated to be comparable to the current presentation. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2010	2009	% Change

Lodging
Number of rooms (a)	593,300	588,500	1
RevPAR (b)	$25.81	$27.69	(7)
Vacation Exchange and Rentals
Average number of members (000s) (c)	3,746	3,789	(1)
Exchange revenue per member (d)	$201.93	$194.83	4
Vacation rental transactions (in 000s) (e)(f)	291	273	7
Average net price per vacation rental (f)(g)	$361.17	$353.15	2
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$308,000	$280,000	10
Tours (j)	123,000	137,000	(10)
Volume Per Guest (“VPG”) (k)	$2,334	$1,866	25

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2010 and 2009 include 404 and 4,175 affiliated rooms, respectively.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(d)	Represents total revenue generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, exchange revenue per member increased 1%.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded each time a standard one-week rental is booked.

(f)	Includes the impact from the acquisition of Hoseasons Holdings Ltd. (“Hoseasons”), which was acquired on March 1, 2010; therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental decreased 4%.

(h)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before the net effect of percentage-of-completion accounting and loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended March 31 (in millions):

	2010	2009

Gross VOI sales	$308	$280
Less: WAAM sales (a)	(5)	—

Gross VOI sales, net of WAAM sales	303	280
Plus: Net effect of percentage-of-completion accounting	—	67
Less: Loan loss provision	(86)	(107)

Vacation ownership interest sales	$217	$239	(*)

(*)	Amount does not foot due to rounding.

(a)	Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $15 million and $24 million during the three months ended March 31, 2010 and 2009, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

Our consolidated results are as follows:

	Three Months Ended March 31,
	2010	2009	Change

Net revenues	$886	$901	$(15)
Expenses	756	812	(56)

Operating income	130	89	41
Other income, net	(1)	(2)	1
Interest expense	50	19	31
Interest income	(1)	(2)	1

Income before income taxes	82	74	8
Provision for income taxes	32	29	3

Net income	$50	$45	$5

During the first quarter of 2010, our net revenues decreased $15 million (2%) principally due to:

•	a decrease of $67 million as a result of the absence of the recognition of revenues previously deferred under the percentage-of-completion (“POC”) method of accounting due to operational changes that we made at our vacation ownership business to eliminate the impact of deferred revenues;

•	a $10 million decrease in net revenues in our lodging business primarily due to RevPAR weakness; and

•	a $4 million decrease in ancillary revenues at our vacation ownership business primarily associated with a decline in fees generated from other non-core businesses, partially offset by the usage of bonus points/credits, which are provided as purchase incentives on VOI sales.

Such decreases were partially offset by:

•	a $23 million increase in gross sales of VOIs reflecting an increase in VPG, partially offset by the planned reduction in tour flow;

•	a $21 million decrease in our provision for loan losses primarily due to (i) improved portfolio performance and mix, partially offset by higher gross VOI sales, and (ii) the impact from the absence of the recognition of revenue previously deferred under the POC method of accounting during the first quarter of 2009;

•	a $9 million increase in net revenues from rental transactions and related services at our vacation exchange and rentals business due to a favorable impact of foreign exchange movements of $7 million and incremental revenues contributed from the March 2010 acquisition of Hoseasons;

•	$9 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and

•	a $4 million increase in exchange and related service revenues primarily due to a $5 million favorable impact of foreign exchange movements.

Total expenses decreased $56 million (7%) principally reflecting:

•	the absence of $43 million of costs due to organizational realignment initiatives across our businesses (see Restructuring Plan for more details);

•	a decrease of $26 million of expenses related to the absence of the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	$15 million of lower marketing and related expenses at our vacation ownership business resulting from the change in tour mix and our lodging business resulting from lower spend across our brands primarily as a result of a decline in related marketing fees received;

•	an $8 million decrease in consumer financing interest expenses primarily related to lower average borrowings on our securitized debt facilities and a decrease in interest rates; and

•	the absence of a non-cash charge of $5 million recorded during the first quarter of 2009 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans.

These decreases were partially offset by:

•	$14 million of increased litigation settlement reserves primarily at our vacation ownership business;

•	the unfavorable impact of foreign currency translation on expenses of $11 million at our vacation exchange and rentals business;

•	$7 million of incremental property management expenses at our vacation ownership business primarily associated with the growth in the number of units under management;

•	$6 million of increased employee-related expenses at our vacation ownership business primarily related to higher sales commission costs; and

•	$4 million of costs incurred at our vacation exchange and rentals business in connection with our acquisition of Hoseasons.

Other income, net decreased $1 million during the first quarter of 2010 compared to the same period during 2009 primarily as a result of a decline in net earnings from equity investments. Interest expense increased $31 million during the first quarter of 2010 compared with the same period during 2009 primarily as a result of (i) $16 million of early extinguishment costs primarily related to our effective termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income and (ii) higher interest paid on our long-term debt facilities, primarily related to our May 2009 and February 2010 debt issuances. Interest income decreased $1 million during the first quarter of 2010 compared with the same period during 2009 due to decreased interest earned on invested cash balances as a result of a decrease in cash available for investment. Our effective tax rate remained unchanged at 39% during the first quarter of 2010 as compared to the first quarter of 2009. Our 2010 rate includes non-deductible costs related to the acquisition of Hoseasons; excluding such costs, our effective tax rate would have been 38%.

As a result of these items, our net income increased $5 million (11%) as compared to the first quarter of 2009.

During 2010, we expect:

•	net revenues of approximately $3.6 billion to $3.9 billion;

•	depreciation and amortization of approximately $180 million to $185 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $135 million to $145 million.

Following is a discussion of the results of each of our segments, other income, net and interest expense/income:

	Net Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change

Lodging	$144	$154	(6)	$33	$35	(6)
Vacation Exchange and Rentals	300	287	5	80	76	5
Vacation Ownership	444	462	(4)	82	44	86

Total Reportable Segments	888	903	(2)	195	155	26
Corporate and Other (a)	(2)	(2)	*	(20)	(21)	*

Total Company	$886	$901	(2)	175	134	31

Less: Depreciation and amortization				44	43
Interest expense				50	19
Interest income				(1)	(2)

Income before income taxes				$82	$74

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $10 million (6%) and $2 million (6%), respectively, during the first quarter of 2010 compared to the first quarter of 2009 primarily reflecting a decline in RevPAR, partially offset by lower marketing expenses.

The decline in net revenues reflects (i) a $9 million decrease in domestic royalty, marketing and reservation revenues primarily due to a domestic RevPAR decline of 10% principally driven by occupancy and rate declines and (ii) $1 million of lower reimbursable revenues earned by our hotel management business. Such decreases were partially offset by $2 million of increased international royalty, marketing and reservation revenues. Such increase resulted from a 6% increase in international rooms, partially offset by a RevPAR decrease of 1%, or 11% excluding the favorable impact of foreign exchange movements.

The $1 million of lower reimbursable revenues earned by our property management business primarily relates to payroll costs that we pay on behalf of hotel owners, for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in costs at our managed properties primarily due to a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by (i) a decrease of $8 million in marketing and related expenses primarily due to lower spend across our brands as a result of a decline in related marketing fees received as well as the timing of certain spend and (ii) the absence of $3 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details). Such decreases were offset by (i) $2 million of increased litigation settlement reserves and (ii) $1 million of consulting costs incurred during the first quarter of 2010 relating to our strategic initiative to grow reservation contribution.

As of March 31, 2010, we had approximately 7,090 properties and 593,300 rooms in our system. Additionally, our hotel development pipeline included approximately 910 hotels and approximately 106,500 rooms, of which 45% were international and 53% were new construction as of March 31, 2010.

We expect net revenues of approximately $620 million to $670 million during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	RevPAR to be flat to down 3%; and

•	number of rooms to increase 1-3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $13 million (5%) and $4 million (5%), respectively, during the first quarter of 2010 compared with the first quarter of 2009. A weaker U.S. dollar compared to other foreign currencies favorably impacted net revenues and EBITDA by $12 million and $1 million, respectively. The increase in net revenues reflects a $9 million increase in net revenues from rental transactions and related services, which includes $3 million generated from the acquisition of Hoseasons, and a $4 million increase in exchange and related service revenues. EBITDA further reflects $4 million of costs incurred in connection with our acquisition of Hoseasons, offset by the absence of $4 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives.

Net revenues generated from rental transactions and related services increased $9 million (9%) during the first quarter of 2010 compared to the same period during 2009. The acquisition of Hoseasons during March 2010 contributed incremental revenues of $3 million. Excluding the impact from the Hoseasons acquisition and the favorable impact of foreign exchange movements, net revenues generated from rental transactions and related services decreased $1 million (1%) during the first quarter of 2010 driven by a 1% decline in rental transaction volume, partially offset by a 1% increase in average net price per vacation rental. The decline in rental transaction volume was driven by lower volume at our Landal GreenParks business as we believe that poor weather conditions negatively impacted vacation stays during the first quarter of 2010, partially offset by increased volume at our Novasol business due to promotional pricing. The increase in average net price per vacation rental was primarily a result of a favorable impact of higher commissions on new properties added to our network during the first quarter of 2010 by our U.K. cottage business.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $4 million (2%) during the first quarter of 2010 compared to the same period during 2009. Excluding the favorable impact of foreign exchange movements, exchange and related service revenues decreased $1 million driven by a 1% decrease in the average number of members primarily due to lower new enrollments from affiliated resort developers during the first quarter of 2010. Revenue generated per member increased 1% as the impact of higher exchange and member-related rental transaction pricing was partially offset by a decline in member exchange and rental transactions, subscription fees and travel service fees. We believe that the decline in exchange and rental transactions and subscription fees reflect continued economic uncertainty and member retention programs offered at multiyear discounts. Lower travel revenues resulted primarily from the outsourcing of our European travel services to a third-party provider during the first quarter of 2010.

EBITDA further reflects an increase in expenses of $9 million (4%) primarily driven by (i) the unfavorable impact of foreign currency translation on expenses of $11 million and (ii) $4 million of costs incurred in connection with our acquisition of Hoseasons. Such increases were partially offset by the absence of $4 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

We expect net revenues of approximately $1.1 billion to $1.2 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	vacation rental transactions to increase 20—23% and average net price per vacation rental to decrease 12—15% primarily reflecting increased volumes at lower rental yields from our Hoseasons acquisition; and

•	average number of members as well as exchange revenue per member to be flat.

Vacation Ownership

Net revenues decreased $18 million (4%) while EBITDA increased $38 million (86%) during the first quarter of 2010 compared with the first quarter of 2009.

The decrease in net revenues during the first quarter of 2010 primarily reflects the absence of the recognition of previously deferred revenues during the first quarter of 2009, partially offset by an increase in gross VOI sales and higher revenues associated with property management. The increase in EBITDA during the first quarter of 2010 further reflects the absence of costs related to organizational realignment initiatives, lower consumer financing interest expense, decreased marketing expenses and the absence of a non-cash impairment charge, partially offset by higher litigation settlement reserves and employee-related costs.

Gross sales of VOIs, net of WAAM sales, at our vacation ownership business increased $23 million (8%) during the first quarter of 2010 compared to the same period in 2009, driven principally by an increase of 25% in VPG, partially offset by a 10% decrease in tour flow. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during the first quarter of 2010 as compared to the same period in 2009 as a result of changes in the mix of tours. Tour flow was negatively impacted by the closure of over 25 sales offices during 2009 primarily related to our organizational realignment initiatives. In addition, net revenue comparisons were negatively impacted by a $4 million decrease in ancillary revenues associated with a decline in fees generated from other non-core businesses, partially offset by the usage of bonus points/credits, which are provided as purchase incentives on VOI sales. Our provision for loan losses declined $21 million during the first quarter of 2010 as compared to the first quarter of 2009. Such decline includes (i) $12 million primarily related to improved portfolio performance and mix during the first quarter of 2010 as compared to the same period in 2009, partially offset by higher gross VOI sales, and (ii) a $9 million impact on our provision for loan losses from the absence of the recognition of revenue previously deferred under the POC method of accounting during the first quarter of 2009.

In addition, net revenues and EBITDA comparisons were favorably impacted by $3 million and $1 million, respectively, during the first quarter of 2010 due to commissions earned on VOI sales of $5 million under our Wyndham Asset Affiliation Model (“WAAM”). During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business. The commission revenue earned on these sales is included in service fees and membership revenues on the Consolidated Statement of Income.

Under the POC method of accounting, a portion of the total revenues associated with the sale of a vacation ownership interest is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues are recognized in future periods as construction of the vacation resort progresses. There was no impact from the POC method of accounting during the first quarter of 2010 as compared to the recognition of $67 million of previously deferred revenues during the first quarter of 2009. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $57 million (including the impact of the provision for loan losses) and $31 million, respectively, as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during the remainder of 2010 on net revenues or EBITDA due to the POC method of accounting as all such previously deferred revenues were recognized during 2009. We made operational changes to eliminate additional deferred revenues during the remainder of 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $9 million and $2 million, respectively, during the first quarter of 2010 primarily due to growth in the number of units under management, partially offset in EBITDA by increased costs associated with such growth in the number of units under management.

Net revenues were unfavorably impacted by $3 million and EBITDA was favorably impacted by $5 million during the first quarter of 2010 due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, more than offset in EBITDA by lower interest costs during the first quarter of 2010 as compared to the first quarter of 2009. We incurred interest expense of $24 million on our securitized debt at a weighted average interest rate of 6.6% during the first quarter of 2010 compared to $32 million at a weighted average interest rate of 7.5% during the first quarter of 2009. Our net interest income margin increased from 71% during the first quarter of 2009 to 77% during the first quarter of 2010 due to:

•	$288 million of decreased average borrowings on our securitized debt facilities;

•	an 87 basis point decrease in our weighted average interest rate; and

•	higher weighted average interest rates earned on our contract receivable portfolio.

In addition, EBITDA was positively impacted by $31 million (11%) of decreased expenses, exclusive of incremental interest expense on our securitized debt and lower property management expenses, primarily resulting from:

•	the absence of $35 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$7 million of decreased marketing expenses due to the change in tour mix; and

•	the absence of a non-cash charge of $5 million recorded during the first quarter of 2009 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans.

Such decreases were partially offset by (i) $12 million of increased litigation settlement reserves and (ii) $6 million of increased employee-related expenses primarily due to higher sales commission costs.

We expect net revenues of approximately $1.8 billion to $2.0 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	gross VOI sales to be flat;

•	tours to decline 3-6%; and

•	VPG to increase 6-9%.

Corporate and Other

Corporate and Other expenses decreased $1 million during the first quarter of 2010 compared to the same period during 2009. Such decrease includes (i) a $2 million favorable impact from the resolution of and adjustment to certain contingent liabilities and assets recorded during the first quarter of 2010 compared to the same period during 2009 and (ii) the absence of $1 million in costs relating to our 2009 organizational realignment initiatives (see Restructuring Plan for more details). Such decreases were partially offset by higher corporate expenses of $1 million.

Interest Expense/Interest Income

Interest expense increased $31 million during the three months ended March 31, 2010 compared with the same period during 2009 as a result of:

•	our termination of an interest rate swap agreement related to the early extinguishment of our term loan facility, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income;

•	a $13 million increase in interest incurred on our long-term debt facilities, primarily related to our May 2009 and February 2010 debt issuances;

•	a $2 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory; and

•	an additional $2 million of costs, which are included within interest expense on our Consolidated Statement of Income, incurred in connection with the early extinguishment of our term loan and revolving foreign credit facilities.

Interest income decreased $1 million during the three months March 31, 2010 compared with the same period during 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. As a result, we recorded $43 million in restructuring costs during the three months ended March 31, 2009. Such strategic realignment initiatives included:

Lodging

The operational realignment of our lodging business enhanced its global franchisee services, promoted more efficient channel management to further drive revenue at franchised locations and managed properties and positioned the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded costs of $3 million during the three months ended March 31, 2009 primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. As a result of these initiatives, we recorded restructuring costs of $4 million during three months ended March 31, 2009.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we have decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced cash flow. Such realignment includes the elimination of certain positions, the termination of leases of certain sales offices, the termination of development projects and the write-off of assets related to the sales offices and cancelled development projects. These initiatives resulted in costs of $35 million during the three months ended March 31, 2009.

Corporate and Other

We identified opportunities at our corporate business to reduce costs by enhancing organizational efficiency and consolidating and rationalizing existing processes. As a result, we recorded $1 million in restructuring costs during the three months ended March 31, 2009.

Total Company

During the three months ended March 31, 2009, as a result of these strategic realignments, we recorded $43 million of incremental restructuring costs related to such realignments, including a reduction of approximately 320 employees. During the three months ended March 31, 2010, we reduced our liability with $4 million of cash payments. The remaining liability of $18 million as of March 31, 2010 is expected to be paid in cash; $17 million of facility-related by September 2017 and $1 million of personnel-related by December 2010. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and realized net savings of approximately $40 million during the first quarter of 2010. We anticipate continued annual net savings from such initiatives of approximately $160 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31,	December 31,
	2010	2009	Change

Total assets	$9,585	$9,352	$233
Total liabilities	6,884	6,664	220
Total stockholders’ equity	2,701	2,688	13

Total assets increased $233 million from December 31, 2009 to March 31, 2010 due to:

•	a $144 million increase in trade receivables, net, primarily due to seasonality at our European vacation rental businesses and the acquisition of Hoseasons, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business and a decline in ancillary revenues at our vacation ownership business;

•	a $108 million increase in other non-current assets primarily due to a $77 million increase in our call option transaction entered into concurrent with the sale of the convertible notes, which is discussed in greater detail in Note 7—Long-Term Debt and Borrowing Arrangements, increased deferred financing costs as a result of the debt issuances during the first quarter of 2010 and increased securitized restricted cash resulting from the timing of cash we are required to set aside in connection with additional vacation ownership contract receivables securitizations;

•	a $23 million increase in franchise agreements and other intangibles, net, primarily related to the acquisition of Hoseasons, partially offset by the amortization of franchise agreements at our lodging business;

•	a $16 million net increase in goodwill related to the acquisition of Hoseasons, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business;

•	a $15 million increase in trademarks, net primarily as a result of the acquisition of Hoseasons; and

•	an increase of $8 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”.

Such increases were partially offset by (i) a $50 million decrease in vacation ownership contract receivables, net as a result of a decline in VOI sales financed and (ii) a $24 million decrease in property and equipment primarily related to the depreciation of property and equipment and the impact of foreign currency translation at our vacation exchange and rentals business, partially offset by capital expenditures for the improvement of technology and maintenance of technological advantages.

Total liabilities increased $220 million primarily due to:

•	a $142 million increase in accounts payable primarily due to seasonality at our European vacation rental businesses and the acquisition of Hoseasons, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business;

•	a net increase of $67 million in our other long-term debt primarily reflecting a $77 million increase in our derivative liability related to the bifurcated conversion feature entered into concurrent with the sale of our convertible notes, which is discussed in greater detail in Note 7—Long-Term Debt and Borrowing

Arrangements, partially offset by additional net principal payments on our other long-term debt with operating cash of $10 million;

•	a $28 million increase in deferred income primarily resulting from cash received in advance on arrival-based bookings within our vacation exchange and rentals business, partially offset by the impact of the recognition of revenues related to our vacation ownership trial membership marketing program; and

•	a $7 million increase in deferred income taxes primarily attributable to a change in the expected timing of the utilization of alternative minimum tax credits and movement in other comprehensive income.

Such increases were partially offset by (i) a $17 million decrease in accrued expenses and other current liabilities primarily due to lower accrued employee costs related to the payment of our annual incentive compensation during the first quarter of 2010, partially offset by higher accrued interest on our non-securitized long-term debt and increased litigation settlement reserves at our vacation ownership business and (ii) a $9 million net decrease in our securitized vacation ownership debt (see Note 7—Long-Term Debt and Borrowing Arrangements).

Total stockholders’ equity increased $13 million primarily due to:

•	$50 million of net income generated during the first quarter of 2010;

•	a $12 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards;

•	a $7 million impact resulting from the exercise of stock options during the first quarter of 2010; and

•	a $7 million impact resulting from the reclassification of an $8 million after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility (see Note 7—Long-Term Debt and Borrowing Arrangements), partially offset by $1 million of unrealized losses on cash flow hedges.

Such increases were partially offset by:

•	$22 million related to the payment of dividends;

•	$18 million of treasury stock purchased through our stock repurchase program;

•	$16 million of currency translation adjustments, net of tax benefit; and

•	a change of $7 million in deferred equity compensation.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the issuance of securitized debt to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facility and continued access to the securitization and debt markets provide us with sufficient liquidity to meet our ongoing needs.

During March 2010, we replaced our five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. We have begun discussions with lenders to renew our 364-day, non-recourse, securitized vacation ownership bank conduit facility, which has a term through October 2010. We expect to renew such facility in the third or fourth quarter of 2010.

CASH FLOWS

During the first quarter of 2010 and 2009, we had a net change in cash and cash equivalents of $8 million and ($1) million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2010	2009	Change

Cash provided by/(used in):
Operating activities	$205	$210	$(5)
Investing activities	(123)	(62)	(61)
Financing activities	(73)	(147)	74
Effects of changes in exchange rate on cash and cash equivalents	(1)	(2)	1

Net change in cash and cash equivalents	$8	$(1)	$9

Operating Activities

During the three months ended March 31, 2010, net cash provided by operating activities decreased $5 million as compared to the three months ended March 31, 2009, which principally reflects:

•	$23 million of higher trade receivables primarily due to an increase in advance bookings at our vacation exchange and rentals business;

•	$21 million of a higher net cash outflow related to higher originations of vacation ownership contract receivables primarily related to an increase in VOI sales and lower collections of contract receivables during the first quarter of 2010 as compared to the same period during 2009;

•	a $21 million decline in our provision for loan losses primarily related to improved portfolio performance and mix and the absence of the recognition of revenue previously deferred under the POC method of accounting; and

•	$21 million of increased other current assets due to the absence of the recognition of VOI sales commissions during the first quarter of 2009 that had previously been deferred under the POC method of accounting.

Such increases in cash outflows were partially offset by an $80 million increase in deferred income due to the absence of the recognition of revenue previously deferred under the POC method of accounting during the first quarter of 2009.

Investing Activities

During the three months ended March 31, 2010, net cash used in investing activities increased $61 million as compared with the three months ended March 31, 2009, which principally reflects (i) higher acquisition-related payments of $59 million related to the March 2010 acquisition of Hoseasons and (ii) an increase of $16 million in cash outflows from securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivable securitizations. Such increases in cash outflows were partially offset by a decrease of $17 million in property and equipment additions primarily due to the absence of 2009 leasehold improvements related to the consolidation of two leased facilities into one.

Financing Activities

During the three months ended March 31, 2010, net cash used in financing activities decreased $74 million as compared with the three months ended March 31, 2009, which principally reflects:

•	$67 million of lower net principal payments related to securitized vacation ownership debt;

•	$53 million of lower net principal payments related to non-securitized borrowings;

•	higher tax benefits of $13 million from the exercise and vesting of equity awards; and

•	$7 million of higher proceeds received in connection with stock option exercises during the first quarter of 2010.

Such decreases in cash outflows were partially offset by:

•	$18 million of incremental debt issuance cost primarily related to our new $950 million revolving credit facility;

•	$17 million of higher withholding taxes related to restricted stock unit net share settlement;

•	$16 million spent on our stock repurchase program; and

•	$15 million of additional dividends paid to shareholders.

We utilized the proceeds from our February 2010 debt issuance to pay down our revolving foreign credit facility and to reduce the outstanding balance of our term loan facility. The remainder of the term loan facility balance was repaid with borrowings under our revolving credit facility. For further detailed information about such borrowings, see Note 7—Long-Term Debt and Borrowing Arrangements.

Capital Deployment

We intend to continue to invest in select capital improvements and technological improvements in our lodging, vacation ownership, vacation exchange and rentals and corporate businesses. In addition, we may seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures. We are focusing on optimizing cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to transform our cash and earnings profile, primarily by rebalancing the cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses.

We spent $39 million on capital expenditures, equity investments and development advances during the first quarter of 2010 including $36 million on the improvement of technology and maintenance of technological advantages and routine improvements and $3 million of equity investments and development advances. We anticipate spending approximately $175 million to $200 million on capital expenditures, equity investments and development advances during 2010. In addition, we spent $37 million relating to vacation ownership development projects during the first quarter of 2010. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales through 2012. We plan to spend approximately $100 million to $125 million annually in order to complete vacation ownership projects currently under development and believe such inventory will be adequate through 2015. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $950 million revolving credit facility.

Share Repurchase Program

We expect to generate annual net cash provided by operating activities minus capital expenditures, equity investments and development advances of approximately $500 million to $600 million over the next several years, excluding cash payments related to our contingent tax liabilities that we assumed and are responsible for pursuant to our separation from Cendant. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. We suspended such program during the third quarter of 2008. On February 10, 2010, we announced our plan to resume repurchases of our common stock under such program. During the first quarter of 2010, we repurchased 756,699 shares at an average price of $24.20 and repurchase capacity increased $7 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period April 1, 2010 through April 29, 2010, we repurchased an additional 557,000 shares at an average price of $26.61. We currently have $133 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

The IRS has commenced an audit of Cendant’s taxable years 2003 through 2006, during which we were included in Cendant’s tax returns. Our recorded tax liabilities in respect of such taxable years represent our current best estimates of the probable outcome with respect to certain tax provisions taken by Cendant for which we would be responsible under the tax sharing agreement. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. There can be no assurance that the IRS will not propose adjustments to the returns for which we would be responsible under the tax sharing agreement or that any such proposed adjustments would not be material. Any determination by the IRS or a court that imposed tax liabilities on us under the tax sharing agreement in excess of our tax accruals could have a material adverse effect on our income tax provision, net income, and/or cash flows, which is the result of our obligations under the Separation and Distribution Agreement, as discussed in Note 16—Separation Adjustments and Transactions with Former Parent and Subsidiaries. The IRS examination is progressing and we currently expect that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the ongoing IRS examination, we are working with the IRS through other former Cendant companies to resolve outstanding audit and tax sharing issues. At present, we believe the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows. As of March 31, 2010, we had

$274 million of tax liabilities pursuant to the Separation and Distribution Agreement, which are recorded within due to former Parent and subsidiaries on the Consolidated Balance Sheet. We expect the payment on a majority of these liabilities to occur during the second or third quarter of 2010. We expect to make such payment from cash flow generated through operations and the use of available capacity under our $950 million revolving credit facility.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	March 31,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,258	$1,112
Bank conduit facility (b)	240	395

Total securitized vacation ownership debt	$1,498	$1,507

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	199	—
9.875% senior unsecured notes (due May 2014) (f)	239	238
3.50% convertible notes (due May 2012) (g)	448	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
Vacation ownership bank borrowings (i)	—	153
Vacation rentals capital leases (j)	123	133
Other	28	27

Total long-term debt	$2,082	$2,015

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of March 31, 2010, the total available capacity of the facility was $360 million.

(c)	The balance as of March 31, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $950 million, which includes availability for letters of credit. As of March 31, 2010, we had $30 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $721 million.

(f)	Represents senior unsecured notes we issued during May 2009. Such balance represents $250 million aggregate principal less $11 million of unamortized discount.

(g)	Represents cash convertible notes issued by us during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. The following table details the components of the convertible notes:

	March 31,	December 31,
	2010	2009

Debt principal	$230	$230
Unamortized discount	(35)	(39)

Debt less discount	195	191
Fair value of bifurcated conversion feature (*)	253	176

Cash convertible notes	$448	$367

(*)	We also have an asset with a fair value approximate to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(h)	Represents senior unsecured notes we issued during February 2010. Such balance represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2010 Debt Issuances

During the first quarter of 2010, we issued senior unsecured notes and closed a term securitization and new revolving credit facility. For further detailed information about such debt, see Note 7—Long-term Debt and Borrowing Arrangements.

Capacity

As of March 31, 2010, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,258	$1,258	$—
Bank conduit facility (a)	600	240	360

Total securitized vacation ownership debt (b)	$1,858	$1,498	$360

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	950	199	751
9.875% senior unsecured notes (due May 2014)	239	239	—
3.50% convertible notes (due May 2012)	448	448	—
7.375% senior unsecured notes (due March 2020)	247	247	—
Vacation rentals capital leases	123	123	—
Other	49	28	21

Total long-term debt	$2,854	$2,082	772

Less: Issuance of letters of credit (c)			30

			$742

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,712 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under our revolving credit facility includes availability for letters of credit. As of March 31, 2010, the available capacity of $751 million was further reduced by $30 million for the issuance of letters of credit.

Vacation Ownership Contract Receivables and Securitizations

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. We service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The assets of these bankruptcy-remote SPEs are not available to pay our general obligations. Additionally, the creditors of these SPEs have no recourse to us for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31,	December 31,
	2010	2009

Securitized contract receivables, gross	$2,526	$2,591
Securitized restricted cash	159	133
Interest receivables on securitized contract receivables	19	20
Other assets (a)	8	11

Total SPE assets (b)	2,712	2,755

Securitized term notes	1,258	1,112
Securitized conduit facilities	240	395
Other liabilities (c)	28	26

Total SPE liabilities	1,526	1,533

SPE assets in excess of SPE liabilities	$1,186	$1,222

(a)	Primarily includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs of $19 million and $20 million as of March 31, 2010 and December 31, 2009, respectively, related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $865 million and $860 million as of March 31, 2010 and December 31, 2009, respectively. A summary of such receivables and total vacation ownership SPE assets, in excess of SPE liabilities and net of the allowance for loan losses, is as follows:

	March 31,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,186	$1,222
Non-securitized contract receivables	865	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(360)	(370)

Total, net	$1,691	$1,712

(*)	As of December 31, 2009, such receivables collateralized our secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2010, our interest coverage ratio was 7.2 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2010, our leverage ratio was 2.2 times. Covenants in these credit facilities also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of covenants; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes and 7.375% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of our assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The convertible notes do not contain affirmative or negative covenants, however, the limitations on mergers, consolidations and potential sale of all or substantially all of our assets and the events of default for our senior unsecured notes are applicable to such notes. Holders of the convertible notes have the right to require us to repurchase the convertible notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if our common stock is no longer listed on a national securities exchange.

As of March 31, 2010, we were in compliance with all of the covenants described above including the required financial ratios.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to amortize the outstanding principal held by the noteholders. As of March 31, 2010, all of our securitized pools were in compliance with applicable triggers.

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

We believe that our bank conduit facility, with a term through October 2010 and capacity of $600 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs. We also believe that we will be able to renew our bank conduit facility at or before the maturity date.

Our $950 million revolving credit agreement, which expires in October 2013, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct in all material respects including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains exclusions for the impact resulting from (i) disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market or (ii) tax and related liabilities relating to Cendant’s taxable years 2003 through 2006 arising under our tax sharing agreement with Cendant provided that, after giving effect to the payments of such liabilities, we would be in compliance with the financial ratio tests under the revolving credit facility.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.3 billion, of which we had $446 million outstanding as of March 31, 2010. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

As of March 31, 2010, we had $360 million of availability under our asset-backed bank conduit facility. To the extent that the recent increases in funding costs in the securitization and commercial paper markets persist, they will negatively impact the cost of such borrowings. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our senior unsecured debt is rated BBB- by Standard and Poor’s (“S&P”). During February 2010, S&P assigned a “stable outlook” to our senior unsecured debt. During February 2010, Moody’s Investors Service (“Moody’s”) upgraded our senior unsecured debt rating to Ba1 with a “stable outlook”. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization.

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

SEASONALITY

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from rental income earned from vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange and member-related transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Historically, revenues from sales of VOIs were generally higher in the second and third quarters than in other quarters. We expect such trend to continue during 2010. However, during 2009, as the economy continued to stabilize, revenues from sales of VOIs were highest during the third and fourth quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $311 million and $310 million as of March 31, 2010 and December 31, 2009, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As of March 31, 2010, the $311 million of Separation related liabilities is comprised of $5 million for litigation matters, $274 million for tax liabilities, $22 million for liabilities of previously sold businesses of Cendant, $8 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $246 million is recorded in current due to former Parent and subsidiaries and $63 million is recorded in long-term due to former Parent and subsidiaries as of March 31, 2010 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of March 31, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of March 31, 2010, we had $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

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

settled a majority of these lawsuits and we assumed a portion of the related indemnification obligations. For each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which we retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and we determined to pay the judgment. On July 23, 2009, we paid our portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, we are responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of March 31, 2010.

•	Contingent tax liabilities Prior to the Separation, we were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit. We will pay to Cendant the amount of taxes allocated pursuant to the tax sharing agreement, as amended during the third quarter of 2008, for the payment of certain taxes. As a result of the amendment to the tax sharing agreement, we recorded a gross up of our contingent tax liability and have a corresponding deferred tax asset of $35 million as of March 31, 2010.

During the first quarter of 2007, the IRS opened an examination for Cendant’s taxable years 2003 through 2006 during which we were included in Cendant’s tax returns. As of March 31, 2010, our accrual for outstanding Cendant contingent tax liabilities was $274 million. This liability will remain outstanding until tax audits related to taxable years 2003 through 2006 are completed or the statutes of limitations governing such tax years have passed. Balances due to Cendant for these pre-Separation tax returns and related tax attributes were estimated as of December 31, 2006 and have since been adjusted in connection with the filing of the pre-Separation tax returns. These balances will again be adjusted after the ultimate settlement of the related tax audits of these periods. We believe that the accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter; however, the outcome of the tax audits is inherently uncertain. Such tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the tax sharing agreement, could result in outcomes for us that are different from those reflected in our historical financial statements.

The IRS examination is progressing and we currently expect that the IRS examination may be completed during the second or third quarter of 2010. As part of the anticipated completion of the ongoing IRS examination, we are working with the IRS through other former Cendant companies to resolve outstanding audit and tax sharing issues. At present, we believe that the recorded liabilities are adequate to address claims, though there can be no assurance of such an outcome with the IRS or the former Cendant companies until the conclusion of the process. A failure to so resolve this examination and related tax sharing issues could have a material adverse effect on our financial condition, results of operations or cash flows.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses; (ii) liabilities relating to the Travelport sale, if any; and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/10-	4/1/11-	4/1/12-	4/1/13-	4/1/14-
	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15	Thereafter	Total

Securitized debt (a)	$220	$356	$182	$197	$175	$368	$1,498
Long-term debt	23	12	472	209	250	1,116	2,082
Interest on securitized and long-term debt (b)	219	199	182	136	107	268	1,111
Operating leases	65	58	43	31	23	100	320
Other purchase commitments (c)	221	114	24	7	14	129	509
Contingent liabilities (d)	198	68	45	—	—	—	311

Total (e)	$946	$807	$948	$580	$569	$1,981	$5,831

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)	Excludes $26 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 19, 2010, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Wyndham Worldwide Litigation

We are involved in claims and legal actions arising in the ordinary course of our business including but not limited to: for our lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, consumer protection and privacy claims, fraud and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for our vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, consumer protection, fraud and other statutory claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for our vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of vacation ownership interests, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of our businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, tax claims and environmental claims.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters); war; pandemics or threat of pandemics (such as the H1N1 flu); increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt;

•	if we are unable to comply with the terms of the financial covenants under our revolving credit facility, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	failure or non-performance of counterparties for foreign exchange and interest rate hedging transactions;

•	we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, the credit quality and financial stability of insurers of securitizations transactions, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected;

•	our securitizations contain portfolio performance triggers which, if violated, may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

Economic conditions affecting the hospitality industry, the global economy and the credit markets generally may adversely affect our business and results of operations, our ability to obtain financing and/or securitize our receivables on reasonable and acceptable terms, the performance of our loan portfolio and the market price of our common stock.

The future economic environment for the hospitality industry and the global economy may continue to be less favorable than that of recent years. The hospitality industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic downturn has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lower demand for hospitality products and services. Declines in consumer and commercial spending may adversely affect our revenues and profits.

Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace our securitization warehouse conduit facility on its renewal date or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities. It is possible that asset-backed securities issued pursuant to our securitization programs could in the future be downgraded by credit agencies. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available, which would decrease our profitability and may require us to adjust our business operations accordingly, including reducing or suspending our financing to purchasers of vacation ownership interests.

Uncertainty in the equity and credit markets may negatively affect our ability to access short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. Disruptions in the financial markets may adversely affect our credit rating and the market value of our common stock. If we are unable to refinance, if necessary, our outstanding debt when due, our results of operations and financial condition will be materially and adversely affected. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if our cash flow or capital resources prove inadequate we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plan	Plan
January 1—31, 2010	—	$—	—	$156,211,153
February 1—28, 2010	149,025	$22.73	149,025	$155,198,917
March 1—31, 2010(*)	607,674	$24.56	607,674	$143,573,895
Total	756,699	$24.20	756,699	$143,573,895

(*)	Includes 84,800 shares purchased for which the trade date occurred during March 2010 while settlement occurred during April 2010.

We expect to generate annual net cash provided by operating activities minus capital expenditures, equity investments and development advances of approximately $500 million to $600 million over the next several years, excluding cash payments related to our contingent tax liabilities that we assumed and are responsible for pursuant to our separation from Cendant. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. During the first quarter of 2010, we repurchased 756,699 shares at an average price of $24.20 and repurchase capacity increased $7 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period April 1, 2010 through April 29, 2010, we repurchased an additional 557,000 shares at an average price of $26.61. We currently have $133 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibit index appears on the page immediately following the signature page of this report.

The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: April 30, 2010	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: April 30, 2010	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10.1*	Second Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of February 15, 2010, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc.
10.2*	Credit Agreement, dated as of March 29, 2010, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, JPMorgan Chase Bank, N.A., as syndication agent, The Bank of Nova Scotia, Deutsche Bank AG New York Branch, The Royal Bank of Scotland PLC, and Credit Suisse AG, Cayman Islands Branch, as co-documentation agents, and Bank of America, N.A., as administrative agent, for the lenders.
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report