Form 10-Q
period 2010-06-30
WYNDHAM WORLDWIDE CORP
filed 2010-07-30
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock was 178,633,042 shares as of June 30, 2010.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of June 30, 2010, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statements of stockholders’ equity and of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 30, 2010

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues
Service fees and membership	$409	$397	$833	$797
Vacation ownership interest sales	271	242	488	482
Franchise fees	120	117	211	216
Consumer financing	106	109	211	217
Other	57	55	106	109

Net revenues	963	920	1,849	1,821

Expenses
Operating	387	391	769	759
Cost of vacation ownership interests	49	33	86	82
Consumer financing interest	29	35	53	67
Marketing and reservation	138	137	261	275
General and administrative	146	122	293	258
Asset impairments	—	3	—	8
Restructuring costs	—	3	—	46
Depreciation and amortization	42	45	85	88

Total expenses	791	769	1,547	1,583

Operating income	172	151	302	238
Other income, net	(3)	—	(5)	(3)
Interest expense	36	26	86	45
Interest income	(2)	(2)	(2)	(4)

Income before income taxes	141	127	223	200
Provision for income taxes	46	56	78	84

Net income	$95	$71	$145	$116

Earnings per share
Basic	$0.53	$0.40	$0.81	$0.65
Diluted	0.51	0.39	0.78	0.64

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$239	$155
Trade receivables, net	353	404
Vacation ownership contract receivables, net	287	289
Inventory	343	354
Prepaid expenses	117	116
Deferred income taxes	156	189
Other current assets	233	233

Total current assets	1,728	1,740

Long-term vacation ownership contract receivables, net	2,698	2,792
Non-current inventory	926	953
Property and equipment, net	887	953
Goodwill	1,392	1,386
Trademarks, net	699	660
Franchise agreements and other intangibles, net	410	391
Other non-current assets	479	477

Total assets	$9,219	$9,352

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$248	$209
Current portion of long-term debt	29	175
Accounts payable	332	260
Deferred income	422	417
Due to former Parent and subsidiaries	246	245
Accrued expenses and other current liabilities	575	579

Total current liabilities	1,852	1,885

Long-term securitized vacation ownership debt	1,298	1,298
Long-term debt	1,763	1,840
Deferred income taxes	1,127	1,137
Deferred income	241	267
Due to former Parent and subsidiaries	62	63
Other non-current liabilities	166	174

Total liabilities	6,509	6,664

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 208,592,327 in 2010 and 205,891,254 shares in 2009	2	2
Treasury stock, at cost—30,196,916 shares in 2010 and 27,284,823 in 2009	(941)	(870)
Additional paid-in capital	3,759	3,733
Accumulated deficit	(215)	(315)
Accumulated other comprehensive income	105	138

Total stockholders’ equity	2,710	2,688

Total liabilities and stockholders’ equity	$9,219	$9,352

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating Activities
Net income	$145	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	88
Provision for loan losses	174	229
Deferred income taxes	41	51
Stock-based compensation	20	18
Excess tax benefits from stock-based compensation	(13)	—
Asset impairments	—	8
Non-cash interest	39	18
Non-cash restructuring	—	15
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	63	91
Vacation ownership contract receivables	(86)	(51)
Inventory	23	(25)
Prepaid expenses	(13)	—
Other current assets	17	21
Accounts payable, accrued expenses and other current liabilities	78	(4)
Due to former Parent and subsidiaries, net	(2)	(5)
Deferred income	(5)	(126)
Other, net	(9)	15

Net cash provided by operating activities	557	459

Investing Activities
Property and equipment additions	(63)	(87)
Net assets acquired, net of cash acquired	(105)	—
Equity investments and development advances	(8)	(4)
Proceeds from asset sales	16	3
(Increase)/decrease in securitization restricted cash	(20)	7
(Increase)/decrease in escrow deposit restricted cash	(5)	4
Other, net	2	1

Net cash used in investing activities	(183)	(76)

Financing Activities
Proceeds from securitized borrowings	749	628
Principal payments on securitized borrowings	(710)	(809)
Proceeds from non-securitized borrowings	621	668
Principal payments on non-securitized borrowings	(1,059)	(1,248)
Proceeds from note issuance	247	460
Purchase of call options	—	(42)
Proceeds from issuance of warrants	—	11
Dividends to shareholders	(44)	(15)
Repurchase of common stock	(69)	—
Proceeds from stock option exercises	16	—
Excess tax benefits from stock-based compensation	13	—
Debt issuance costs	(24)	(11)
Other, net	(23)	2

Net cash used in financing activities	(283)	(356)

Effect of changes in exchange rates on cash and cash equivalents	(7)	11

Net increase in cash and cash equivalents	84	38
Cash and cash equivalents, beginning of period	155	136

Cash and cash equivalents, end of period	$239	$174

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

							Accumulated
			Treasury		Additional		Other	Total
	Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of January 1, 2010	206	$2	(27)	$(870)	$3,733	$(315)	$138	$2,688
Comprehensive income
Net income	—	—	—	—	—	145	—
Currency translation adjustment, net of tax benefit of $32	—	—	—	—	—	—	(42)
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized gains on cash flow hedges, net of tax of $0	—	—	—	—	—	—	1
Total comprehensive income								112
Exercise of stock options	1	—	—	—	16	—	—	16
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(3)	(71)	—	—	—	(71)
Change in excess tax benefit on equity awards	—	—	—	—	10	—	—	10
Dividends	—	—	—	—	—	(45)	—	(45)

Balance as of June 30, 2010	209	$2	(30)	$(941)	$3,759	$(215)	$105	$2,710

							Accumulated
			Treasury		Additional		Other	Total
	Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of January 1, 2009	205	$2	(27)	$(870)	$3,690	$(578)	$98	$2,342
Comprehensive income
Net income	—	—	—	—	—	116	—
Currency translation adjustment, net of tax of $32	—	—	—	—	—	—	29
Unrealized gains on cash flow hedges, net of tax of $8	—	—	—	—	—	—	13
Total comprehensive income								158
Issuance of warrants	—	—	—	—	11	—	—	11
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	18	—	—	18
Change in excess tax benefit on equity awards	—	—	—	—	(4)	—	—	(4)
Dividends	—	—	—	—	—	(15)	—	(15)

Balance as of June 30, 2009	206	$2	(27)	$(870)	$3,715	$(477)	$140	$2,510

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

        Significant Accounting Policies

Intangible Assets.  The Company annually (during the fourth quarter of each year subsequent to completing its annual forecasting process), or more frequently if circumstances prescribed by the guidance for goodwill and other intangible assets are present, reviews its goodwill and other indefinite-lived intangible assets recorded in connection with business combinations for impairment.

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

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to securitization was $153 million and $133 million as of June 30, 2010 and December 31, 2009, respectively, of which $91 million and $69 million were recorded within other current assets as of June 30, 2010 and December 31, 2009, respectively, and $62 million and $64 million were recorded within other non-current assets as of June 30, 2010 and December 31, 2009, respectively, on the Consolidated Balance Sheets. Restricted cash related to escrow deposits was $26 million and $19 million as of June 30, 2010 and December 31,

2009, respectively, which were recorded within other current assets as of June 30, 2010 and December 31, 2009, respectively, on the Consolidated Balance Sheets.

        Recently Issued Accounting Pronouncements

Transfers and Servicing.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on transfers and servicing of financial assets. The guidance eliminates the concept of a Qualifying Special-Purpose Entity, changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 7—Long-Term Debt and Borrowing Arrangements for additional disclosure required by such guidance.

Consolidation.  In June 2009, the FASB issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 7—Long-Term Debt and Borrowing Arrangements for additional disclosure required by such guidance.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$95	$71	$145	$116

Basic weighted average shares outstanding	180	179	180	178
Stock options and restricted stock units (“RSU”)	4	3	3	2
Warrants (*)	3	—	3	—

Diluted weighted average shares outstanding	187	182	186	180

Earnings per share:
Basic	$0.53	$0.40	$0.81	$0.65
Diluted	0.51	0.39	0.78	0.64

(*)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 7—Long-Term Debt and Borrowing Arrangements).

The computations of diluted EPS for both the three and six months ended June 30, 2010 do not include approximately 4 million stock options and stock-settled stock appreciation rights (“SSARs”) as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for both the three and six months ended June 30, 2009 do not include warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 7—Long-Term Debt and Borrowing Arrangements) and approximately 10 million stock options and SSARs as the effect of their inclusion would have been anti-dilutive to EPS.

        Dividend Payments

During each of the quarterly periods ended March 31 and June 30, 2010, the Company paid cash dividends of $0.12 per share ($44 million in the aggregate). During each of the quarterly periods ended March 31 and June 30, 2009, the Company paid cash dividends of $0.04 per share ($15 million in the aggregate).

        Stock Repurchase Program

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables it to purchase up to $200 million of its common stock. Under such program, the Company repurchased 2,155,783 shares at an average price of $26.89 for a cost of $58 million and repurchase capacity increased $13 million from proceeds received from stock option exercises as of December 31, 2009. During the six months ended June 30, 2010, the Company repurchased 2,912,093 shares at an average price of $24.29 for a cost of $71 million and repurchase capacity increased $16 million from proceeds received from stock option exercises. As of June 30, 2010, the Company had $100 million remaining availability in its program.

3.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statement of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statement of Income as expenses.

Hoseasons.  On March 1, 2010, the Company completed the acquisition of Hoseasons Holdings Ltd. (“Hoseasons”), a European vacation rentals business, for $59 million in cash, net of cash acquired. The purchase price allocation resulted in the recognition of $38 million of goodwill, $30 million of definite-lived intangible assets with a weighted average life of 18 years and $16 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. None of the acquired goodwill is expected to be deductible for tax purposes. Management believes that this acquisition offers a strategic fit within the Company’s European rentals business and an opportunity to continue to grow the Company’s fee-for-service businesses.

Tryp.  On June 30, 2010, the Company completed the acquisition of the Tryp hotel brand (“Tryp”) for $43 million in cash. The preliminary purchase price allocation resulted in the recognition of $9 million of goodwill, $7 million of franchise agreements with a weighted average life of 20 years and $27 million of trademarks, all of which were assigned to the Company’s Lodging segment. Management believes that this acquisition increases the Company’s footprint in Europe and Latin America and presents enhanced growth opportunities for its lodging business in North America.

4.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,392			$1,386

Trademarks	$699			$660

Amortized Intangible Assets:
Franchise agreements	$637	$308	$329	$630	$298	$332
Other	115	34	81	94	35	59

	$752	$342	$410	$724	$333	$391

The changes in the carrying amount of goodwill are as follows:

	Balance at	Goodwill			Balance at
	January 1,	Acquired		Foreign	June 30,
	2010	During 2010		Exchange	2010

Lodging	$297	$9	(a)	$—	$306
Vacation Exchange and Rentals	1,089	38	(b)	(41)	1,086

Total Company	$1,386	$47		$(41)	$1,392

(a)	Relates to the acquisition of Tryp (see Note 3—Acquisitions).

(b)	Relates to the acquisition of Hoseasons (see Note 3—Acquisitions).

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Franchise agreements	$5	$5	$10	$10
Other	2	2	4	4

Total (*)	$7	$7	$14	$14

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2010, the Company expects related amortization expense as follows:

Amount

Remainder of 2010	$13
2011	27
2012	26
2013	25
2014	24
2015	24

 5.  Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30,	December 31,
	2010	2009

Current vacation ownership contract receivables:
Securitized	$259	$244
Non-securitized	63	52
Secured (*)	—	28

	322	324
Less: Allowance for loan losses	(35)	(35)

Current vacation ownership contract receivables, net	$287	$289

Long-term vacation ownership contract receivables:
Securitized	$2,425	$2,347
Non-securitized	596	546
Secured (*)	—	234

	3,021	3,127
Less: Allowance for loan losses	(323)	(335)

Long-term vacation ownership contract receivables, net	$2,698	$2,792

(*)	As of December 31, 2009, such receivables collateralized the Company’s 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010 (See Note 7—Long-Term Debt and Borrowing Arrangements).

During the three and six months ended June 30, 2010, the Company’s securitized vacation ownership contract receivables generated interest income of $81 million and $161 million, respectively. During the three and six months ended June 30, 2009, such amounts were $81 million and $163 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the six months ended June 30, 2010 and 2009, the Company originated vacation ownership contract receivables of $474 million and $443 million, respectively, and received principal collections of $388 million and $392 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.0% at both June 30, 2010 and December 31, 2009.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2010	$(370)
Provision for loan losses	(174)
Contract receivables written-off	186

Allowance for loan losses as of June 30, 2010	$(358)

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded the provision for loan losses of $87 million and $174 million as a reduction of net revenues during the three and six months ended June 30, 2010, respectively, and $122 million and $229 million during the three and six months ended June 30, 2009, respectively.

6.	Inventory

Inventory consisted of:

	June 30,	December 31,
	2010	2009

Land held for VOI development	$119	$119
VOI construction in process	330	352
Completed inventory and vacation credits	820	836

Total inventory	1,269	1,307
Less: Current portion	343	354

Non-current inventory	$926	$953

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	June 30,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,255	$1,112
Bank conduit facility (b)	291	395

Total securitized vacation ownership debt	1,546	1,507
Less: Current portion of securitized vacation ownership debt	248	209

Long-term securitized vacation ownership debt	$1,298	$1,298

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	—	—
9.875% senior unsecured notes (due May 2014) (f)	239	238
3.50% convertible notes (due May 2012) (g)	362	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
Vacation ownership bank borrowings (i)	—	153
Vacation rentals capital leases(j)	110	133
Other	36	27

Total long-term debt	1,792	2,015
Less: Current portion of long-term debt	29	175

Long-term debt	$1,763	$1,840

(a)	Represents debt that is securitized through bankruptcy remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of June 30, 2010, the total available capacity of the facility was $309 million.

(c)	The balance as of June 30, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $950 million, which includes availability for letters of credit. As of June 30, 2010, the Company had $31 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $919 million.

(f)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of June 30, 2010 represents $250 million aggregate principal less $11 million of unamortized discount.

(g)	Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. The following table details the components of the convertible notes:

	June 30,
	2010	December 31, 2009

Debt principal	$230	$230
Unamortized discount	(31)	(39)

Debt less discount	199	191
Fair value of bifurcated conversion feature (*)	163	176

Convertible notes	$362	$367

(*)	The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes (“Bifurcated Conversion Feature”).

(h)	Represents senior unsecured notes issued by the Company during February 2010. The balance at June 30, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

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

Sierra Timeshare 2010-1 Receivables Funding, LLC.  On March 12, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-1 Receivables Funding LLC, in the initial principal amount of $300 million. These borrowings bear interest at a coupon rate of 4.48% and are secured by vacation ownership contract receivables. As of June 30, 2010, the Company had $254 million of outstanding borrowings under these term notes.

Revolving Credit Facility.  On March 29, 2010, the Company replaced its five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. This facility is subject to a fee of 50 basis points based on total capacity and bears interest at LIBOR plus 250 basis points. The interest rate of this facility is dependent on the Company’s credit ratings. As of June 30, 2010, the Company had no outstanding borrowings and $31 million of outstanding letters of credit and, as such, the total available remaining capacity was $919 million.

Premium Yield Facility 2010-A LLC.  On June 14, 2010, the Company closed a securitization facility, Premium Yield Facility 2010-A LLC, in the initial principal amount of $185 million. These borrowings bear interest at a coupon rate of 6.08% and are secured by vacation ownership contract receivables. As of June 30, 2010, the Company had $185 million of outstanding borrowings under this facility.

        3.50% Convertible Notes

During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. Concurrent with such issuance, the Company purchased cash-settled call options (“Call Options”) and entered into warrant transactions (“Warrants”). The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share. As a result of the dividend increase and required adjustments, as of June 30, 2010, the Convertible Notes have a conversion reference rate of 79.0908 shares of common stock per $1,000 principal amount (equivalent to a conversion price of approximately $12.64 per share of the Company’s common stock), the conversion price of the Call Options is $12.64 and the exercise price of the Warrants is $20.02.

        Early Extinguishment of Debt

In connection with the early extinguishment of the term loan facility, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense during the first quarter of 2010 on the Company’s Consolidated Statement of Income. The Company incurred an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which is also included within interest expense on the Company’s Consolidated Statement of Income. The Company’s revolving foreign credit facility was paid down with a portion of the proceeds from the 7.375% senior unsecured notes. The remaining proceeds were used, in addition to borrowings under the Company’s revolving credit facility, to pay down the Company’s term loan facility.

        Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2010, the Company’s consolidated interest coverage ratio was 6.9 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2010, the Company’s consolidated leverage ratio was 1.8 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding Securitization Indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2010, the Company was in compliance with all of the covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of June 30, 2010, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

        Maturities and Capacity

The Company’s outstanding debt as of June 30, 2010 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other		Total

Within 1 year	$248	$29		$277
Between 1 and 2 years	385	372	(*)	757
Between 2 and 3 years	192	25		217
Between 3 and 4 years	188	249		437
Between 4 and 5 years	164	10		174
Thereafter	369	1,107		1,476

	$1,546	$1,792		$3,338

(*)	Includes a liability of $163 million related to the Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2010, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,255	$1,255	$—
Bank conduit facility (a)	600	291	309

Total securitized vacation ownership debt (b)	$1,855	$1,546	$309

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	950	—	950
9.875% senior unsecured notes (due May 2014)	239	239	—
3.50% convertible notes (due May 2012)	362	362	—
7.375% senior unsecured notes (due March 2020)	247	247	—
Vacation rentals capital leases	110	110	—
Other	51	36	15

Total long-term debt	$2,757	$1,792	965

Less: Issuance of letters of credit (c)			31

			$934

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,862 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of June 30, 2010, the available capacity of $950 million was reduced by $31 million for the issuance of letters of credit.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30,	December 31,
	2010	2009

Securitized contract receivables, gross (a)	$2,684	$2,591
Securitized restricted cash (b)	153	133
Interest receivables on securitized contract receivables (c)	21	20
Other assets (d)	4	11

Total SPE assets (e)	2,862	2,755

Securitized term notes (f)	1,255	1,112
Securitized conduit facilities (f)	291	395
Other liabilities (g)	26	26

Total SPE liabilities	1,572	1,533

SPE assets in excess of SPE liabilities	$1,290	$1,222

(a)	Included in current ($259 million and $244 million as of June 30, 2010 and December 31, 2009, respectively) and non-current ($2,425 million and $2,347 million as of June 30, 2010 and December 31, 2009, respectively) vacation ownership contract receivables on the Company’s Consolidated Balance Sheets.

(b)	Included in other current assets ($91 million and $69 million as of June 30, 2010 and December 31, 2009, respectively) and other non-current assets ($62 million and $64 million as of June 30, 2010 and December 31, 2009, respectively) on the Company’s Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Company’s Consolidated Balance Sheets.

(d)	Primarily includes interest rate derivative contracts and related assets; included in other non-current assets on the Company’s Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $18 million and $20 million as of June 30, 2010 and December 31, 2009, respectively, related to securitized debt.

(f)	Included in current ($248 million and $209 million as of June 30, 2010 and December 31, 2009, respectively) and long-term ($1,298 million as of both June 30, 2010 and December 31, 2009) securitized vacation ownership debt on the Company’s Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($4 million as of both June 30, 2010 and December 31, 2009) and other non-current liabilities ($22 million and $23 million as of June 30, 2010 and December 31, 2009, respectively) on the Company’s Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $659 million and $860 million as of June 30, 2010 and December 31, 2009, respectively. A summary of such receivables and total vacation ownership SPE assets in excess of SPE liabilities and net of the allowance for loan losses, is as follows:

	June 30,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,290	$1,222
Non-securitized contract receivables	659	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(358)	(370)

Total, net	$1,591	$1,712

(*)	As of December 31, 2009, such receivables collateralized the Company’s secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

        Interest Expense

Interest expense incurred in connection with the Company’s non-securitized debt was $37 million and $72 million during the three and six months ended June 30, 2010, respectively, and $28 million and $50 million during the three and six months ended June 30, 2009, respectively. Additionally, in connection with the early extinguishment of the term loan facility, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense during the six months ended June 30, 2010. The Company also recorded an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which was also included within interest expense during the six months ended June 30, 2010. Cash paid related to such interest expense was $60 million and $44 million during the six months ended June 30, 2010 and 2009, respectively.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $1 million and $2 million during the three and six months ended June 30, 2010, respectively, and $2 million and $5 million during the three and six months ended June 30, 2009, respectively.

Cash paid related to consumer financing interest expense was $33 million and $55 million during the six months ended June 30, 2010 and 2009, respectively.

8.	Fair Value

The guidance for fair value measurements requires disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	June 30,	Observable	Inputs
	2010	Inputs (Level 2)	(Level 3)

Assets:
Derivatives (a)
Convertible Notes related Call Options	$163	$—	$163
Interest rate contracts	6	6	—
Foreign exchange contracts	14	14	—
Securities available-for-sale (b)	5	—	5

Total assets	$188	$20	$168

Liabilities:
Derivatives (c)
Bifurcated Conversion Feature	$163	$—	$163
Interest rate contracts	37	37	—
Foreign exchange contracts	10	10	—

Total liabilities	$210	$47	$163

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.

(c)	Included in long-term debt, accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

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

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2010:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of January 1, 2010	$176	$(176)	$5
Change in fair value	(13)	13	—

Balance as of June 30, 2010	$163	$(163)	$5

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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,985	$2,794	$3,081	$2,809
Debt
Total debt (a)	3,338	3,340	3,522	3,405
Derivatives
Foreign exchange contracts (b)
Assets	14	14	3	3
Liabilities	(10)	(10)	(2)	(2)
Interest rate contracts (c)
Assets	6	6	5	5
Liabilities	(37)	(37)	(45)	(45)
Convertible Notes related Call Options
Assets	163	163	176	176

(a)	As of June 30, 2010 and December 31, 2009, includes $163 million and $176 million, respectively, related to the Bifurcated Conversion Feature liability.

(b)	Instruments are in net gain positions as of June 30, 2010 and December 31, 2009.

(c)	Instruments are in net loss positions as of June 30, 2010 and December 31, 2009.

The weighted average interest rate on outstanding vacation ownership contract receivables was 13.0% as of both June 30, 2010 and December 31, 2009. The estimated fair value of the vacation ownership contract receivables as of June 30, 2010 and December 31, 2009 was approximately 94% and 91%, respectively, of the carrying value. The primary reason for the fair value being lower than the carrying value related to the volatile credit markets in 2010 and 2009. Although the outstanding vacation ownership contract receivables had weighted average interest 13.0% as of both June 30, 2010 and December 31, 2009 the estimated market rate of return for a portfolio of contract receivables of similar characteristics in market conditions as of both June 30, 2010 and December 31, 2009 was 14%.

9.	Derivative Instruments and Hedging Activities

        Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The impact of the cash flow hedges did not have a material impact on the Company’s results of operations, financial position and cash flows during the three months ended June 30, 2010. The fluctuations in the value of the freestanding forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of the freestanding forward contracts was a gain of $5 million and a loss of $3 million, which were included in operating expense on the Company’s Consolidated Statements of Income during the three and six months ended June 30, 2010, respectively. The impact of the freestanding forward contracts was a gain of $12 million and $10 million, which were included in operating expense on the Company’s Consolidated Statements of Income during three and six months ended June 30, 2009. The impact of the freestanding forward contracts was not material to the Company’s financial position or cash flows during the three and six months ended June 30, 2010 and 2009. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and six months ended June 30, 2010 and 2009 was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

        Interest Rate Risk

A portion of the debt used to finance the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax gain of $3 million and $2 million during the three and six months ended June 30, 2010, respectively, and a net pre-tax gain of $14 million and $20 million during the three and six months ended June 30, 2009, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to consumer financing interest or interest expense resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during the three and six months ended June 30, 2010 and 2009. In connection with the early extinguishment of the term loan facility (See Note 7—Long-Term Debt and Borrowing Arrangements), the Company effectively terminated the interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on the Company’s Consolidated Statement of Income during the six months ended June 30, 2010. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The impact of the freestanding derivatives was a gain of $4 million and $7 million (of which $1 million and $4 million were included in consumer financing interest expense and $3 million and $3 million were included in interest expense) on the Company’s Consolidated Statements of Income during the three and six months ended June 30, 2010, respectively, and a gain of $1 million and $3 million included in consumer financing interest expense on the Company’s Consolidated Statements of Income during the three and six months ended June 30, 2009, respectively. The freestanding derivatives had an immaterial impact on the Company’s financial position and cash flows during the three and six months ended June 30, 2010 and 2009.

The following table summarizes information regarding the Company’s derivative instruments as of June 30, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$22

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$6	Other non-current liabilities	$15
Foreign exchange contracts	Other current assets	14	Accrued exp. & other current liabs.	10
Convertible Notes related Call Options (*)	Other non-current assets	163		—
Bifurcated Conversion Feature (*)		—	Long-term debt	163

Total derivatives not designated as hedging instruments		$183		$188

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$39

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$6
Foreign exchange contracts	Other current assets	3	Accrued exp. & other current liabs.	2
Convertible Notes related Call Options (*)	Other non-current assets	176		—
Bifurcated Conversion Feature (*)		—	Long-term debt	176

Total derivatives not designated as hedging instruments		$184		$184

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

10.	Income Taxes

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

As of June 30, 2010, the Company’s accrual for outstanding Cendant contingent tax liabilities was $274 million, of which $185 million (net of state, foreign and other deferred tax adjustments) was related to the IRS examination. On July 15, 2010, the Company reached an agreement, along with Cendant, with the IRS that resolves and pays its outstanding Cendant contingent tax liabilities relating to the examination of the federal income tax returns for Cendant’s taxable years 2003 through 2006. See Note 17—Subsequent Events for more detailed information.

The Company’s effective tax rate declined from 44% during the second quarter of 2009 to 33% during the second quarter of 2010 primarily due to the absence of a write-off of deferred tax assets associated with stock based compensation, as well as a benefit derived from the current utilization of cumulative foreign tax credits, which the Company was able to realize based on certain changes in its tax profile.

The Company made cash income tax payments, net of refunds, of $44 million and $29 million during the six months ended June 30, 2010 and 2009, respectively. Such payments exclude income tax related payments made to former Parent.

11.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business.

        Wyndham Worldwide Litigation

The Company is involved in claims and legal actions arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, consumer protection and privacy claims, fraud and other statutory claims and negligence claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business—breach of contract claims by both affiliates and members in connection with their respective agreements, bad faith, consumer protection, fraud and other statutory claims asserted by members and negligence claims by guests for alleged injuries sustained at resorts; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection claims and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs, land or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, tax claims and environmental claims.

The Company believes that it has adequately accrued for such matters with reserves of $38 million as of June 30, 2010. Such amount is exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. As such, an adverse outcome from such unresolved proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such unresolved litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

        Cendant Litigation

Under the Separation Agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Company’s separation from its former Parent (“Separation”), Cendant settled the majority of the lawsuits pending on the date of the Separation. See also Note 16—Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

12.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2010 are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2010, net of tax benefit of $32	$166	$(27)	$(1)	$138
Current period change	(42)	9 (*)	—	(33)

Balance, June 30, 2010, net of tax benefit of $58	$124	$(18)	$(1)	$105

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (See Note 7—Long-Term Debt and Borrowing Arrangements).

The components of accumulated other comprehensive income as of June 30, 2009 are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2009, net of tax benefit of $72	$141	$(45)	$2	$98
Current period change	29	13	—	42

Balance, June 30, 2009, net of tax benefit of $32	$170	$(32)	$2	$140

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, RSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2010, 14.6 million shares remained available.

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2010 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance as of January 1, 2010	8.3		$9.60	2.1		$21.70
Granted	1.9	(b)	22.85	0.2	(b)	22.84
Vested/exercised	(2.8)		11.63	—		—
Canceled	(0.3)		11.04	—		—

Balance as of June 30, 2010 (a)	7.1	(c)	12.21	2.3	(d)	21.77

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $81 million as of June 30, 2010 which is expected to be recognized over a weighted average period of 2.7 years.

(b)	Primarily represents awards granted by the Company on February 24, 2010.

(c)	Approximately 6.7 million RSUs outstanding as of June 30, 2010 are expected to vest over time.

(d)	Approximately 1.3 million of the 2.3 million SSARs are exercisable as of June 30, 2010. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2010 had an intrinsic value of $10 million and have a weighted average remaining contractual life of 3.9 years.

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

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $10 million and $20 million during the three and six months ended June 30, 2010, respectively, and $11 million and $18 million during the three and six months ended June 30, 2009, respectively, related to the incentive equity awards granted by the Company. The Company recognized $4 million and $8 million of a net tax benefit during the three and six months ended June 30, 2010, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. The Company recognized less than $1 million of a net tax detriment and $3 million of a net tax benefit during the three and six months ended June 30, 2009, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the six months ended June 30, 2010, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $10 million due to the vesting of RSUs and exercise of stock options. During March 2009, the Company utilized its APIC Pool related to the vesting of RSUs, which reduced the balance to $0. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs. As of December 31, 2009, the Company’s APIC Pool balance was $0.

        Incentive Equity Awards

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. As of June 30, 2010, there were 4.3 million converted stock options and no converted RSUs outstanding.

As of June 30, 2010, the 4.3 million converted stock options outstanding had a weighted average exercise price of $31.13 a weighted average remaining contractual life of 1.2 years and all 4.3 million options were exercisable. There were 1.5 million outstanding “in-the-money” stock options, which had an aggregate intrinsic value of $500,000.

The Company withheld $22 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2010. Such amount is included in other, net within financing activities on the Consolidated Statement of Cash Flows.

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

	Three Months Ended June 30,
	2010		2009
	Net		Net
	Revenues	EBITDA	Revenues	EBITDA (d)

Lodging	$178	$49 (c)	$174	$50
Vacation Exchange and Rentals	281	78	280	56
Vacation Ownership	505	104	467	107 (e)

Total Reportable Segments	964	231	921	213
Corporate and Other (a)(b)	(1)	(14)	(1)	(17)

Total Company	$963	217	$920	196

Depreciation and amortization		42		45
Interest expense		36		26
Interest income		(2)		(2)

Income before income taxes		$141		$127

(a)	Includes the elimination of transactions between segments.

(b)	Includes $14 million and $19 million of corporate costs during the three months ended June 30, 2010 and 2009, respectively.

(c)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of Tryp during June 2010.

(d)	Includes restructuring costs of $2 million and $1 million for Vacation Exchange and Rentals and Vacation Ownership, respectively, during the three months ended June 30, 2009.

(e)	Includes a non-cash impairment charge of $3 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

	Six Months Ended June 30,
	2010			2009
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA (f)

Lodging	$322	$82	(c)	$328	$85
Vacation Exchange and Rentals	582	158	(d)	566	132
Vacation Ownership	950	186		929	151 (g)

Total Reportable Segments	1,854	426		1,823	368
Corporate and Other (a)(b)	(5)	(34)		(2)	(39)

Total Company	$1,849	392		$1,821	329

Depreciation and amortization		85			88
Interest expense		86	(e)		45
Interest income		(2)			(4)

Income before income taxes		$223			$200

(a)	Includes the elimination of transactions between segments.

(b)	Includes $1 million and $3 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets during the six months ended June 30, 2010 and 2009, respectively, and $32 million and $36 million of corporate costs during the six months ended June 30, 2010 and 2009, respectively.

(c)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of Tryp during June 2010.

(d)	Includes $4 million related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010.

(e)	Includes $1 million and $15 million for Vacation Ownership and Corporate and Other, respectively, of costs incurred for the early extinguishment of the Company’s revolving foreign credit facility and term loan facility during March 2010.

(f)	Includes restructuring costs of $3 million, $6 million, $36 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the six months ended June 30, 2009.

(g)	Includes a non-cash impairment charge of $8 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

15.	Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the three and six months ended June 30, 2009, the Company recorded $3 million and $46 million, respectively, of incremental restructuring costs. During the six months ended June 30, 2010, the Company reduced its liability with $7 million of cash payments. The remaining liability of $15 million is expected to be paid in cash; $14 million of facility-related by September 2017 and $1 million of personnel-related by December 2010.

Total restructuring costs by segment for the six months ended June 30, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	20	14	1	36
Corporate	1	—	—	—	1

Total	$10	$21	$14	$1	$46

(a)	Represents severance benefits resulting from reductions of approximately 390 in staff. The Company formally communicated the termination of employment to substantially all 390 employees, representing a wide range of employee groups. As of June 30, 2009, the Company had terminated approximately 250 of these employees.

(b)	Primarily related to the termination of leases of certain sales offices.

(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.

(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of		Liability as of
	January 1,	Cash	June 30,
	2010	Payments	2010

Personnel-Related (*)	$3	$2	$1
Facility-Related	18	4	14
Contract Terminations	1	1	—

	$22	$7	$15

(*)	As of June 30, 2010, the Company had terminated all of the employees related to such costs.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Cendant’s former real estate services (“Realogy”) and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $310 million as of both June 30, 2010 and December 31, 2009. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, July 31, 2006 (“Separation Date”), related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

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

As of June 30, 2010, the $310 million of Separation related liabilities is comprised of $5 million for litigation matters, $274 million for tax liabilities, $21 million for liabilities of previously sold businesses of Cendant, $8 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $246 million is recorded in current due to former Parent and subsidiaries and $62 million is recorded in long-term due to former Parent and subsidiaries as of June 30, 2010 on the Consolidated Balance Sheet. The Company is indemnifying Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of June 30, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. See Management’s Discussion and Analysis — Contractual Obligations for the estimated timing of such payments. In addition, as of June 30, 2010, the Company had $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

Following is a discussion of the liabilities on which the Company issued guarantees.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. For each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. On September 7, 2007, Cendant received an adverse ruling in a litigation matter for which the Company retained a 37.5% indemnification obligation. The judgment on the adverse ruling was entered on May 16, 2008. On May 23, 2008, Cendant filed an appeal of the judgment and, on July 1, 2009, an order was entered denying the appeal. As a result of the denial of the appeal, Realogy and the Company determined to pay the judgment. On July 23, 2009, the Company paid its portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, the Company is responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of June 30, 2010.

•	Contingent tax liabilities Prior to the Separation, the Company was included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

During the first quarter of 2007, the IRS opened an examination for Cendant’s taxable years 2003 through 2006 during which the Company was included in Cendant’s tax returns. As of June 30, 2010, the Company’s accrual for outstanding Cendant contingent tax liabilities was $274 million. On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. The agreements with the IRS close the IRS examination for tax periods prior to the Separation Date. See Note 17 — Subsequent Events for more detailed information.

•	Cendant contingent and other corporate liabilities The Company has assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses; (ii) liabilities relating to the Travelport sale, if any; and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. The Company’s maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. The Company assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, the Company has guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

17.	Subsequent Events

        IRS Settlement

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. During such period, the Company and Realogy were included in Cendant’s tax returns. The agreements with the IRS close the IRS examination for tax periods prior to the Separation Date. The agreements with the IRS also include a resolution with respect to the tax treatment of Wyndham timeshare receivables, which resulted in the acceleration of unrecognized Wyndham deferred tax liabilities as of the Separation Date. In connection with reaching agreement with the IRS to resolve the contingent federal tax liabilities at issue, the Company entered into an agreement with Realogy to clarify each party’s obligations under the tax sharing agreement. Under the agreement with Realogy, among other things, the parties specified that the Company has sole responsibility for taxes and interest associated with the acceleration of timeshare receivables income previously deferred for tax purposes, while Realogy will not seek any reimbursement for the loss of a step up in basis of certain assets.

During the third quarter 2010, the Company expects to make payment for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer and receive payments from Realogy. The Company expects its aggregate net payments to approximate $145 million. As of June 30, 2010, the Company’s accrual for outstanding Cendant contingent tax liabilities was $274 million, of which $185 million was in respect of items resolved in the agreement with the IRS and the remaining $89 million relates to state and foreign tax legacy issues, which are expected to be resolved in the next few years. Therefore, the Company expects to recognize income during the third quarter of 2010 of approximately $40 million for the residual accrual that will no longer be required for such items.

The agreement with the IRS and the net payment of $145 million referenced above will also result in the reversal of approximately $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity during the third quarter of 2010.

        Dividend Declaration

On July 22, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share payable September 10, 2010 to shareholders of record as of August 26, 2010.

        Increased Stock Repurchase Program

On July 22, 2010, the Company’s Board of Directors increased the authorization for the Company’s stock repurchase program by $300 million.

        Securitization Term Transaction

On July 23, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-2 Receivables Funding LLC, in the initial principal amount of $350 million. These borrowings bear interest at a weighted average coupon rate of 4.11% and are secured by vacation ownership contract receivables.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended June 30, 2010 and 2009. During the first quarter of 2010, our vacation exchange and rentals business revised its operating statistics in order to improve transparency and comparability for our investors. The exchange revenue per member statistic has been expanded to capture member-related rentals and other servicing fees, which were previously included within our vacation rental statistics and other ancillary revenues. Vacation rental transactions and average net price per vacation rental statistics now include only European rental transactions. Prior period operating statistics have been updated to be comparable to the current presentation. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2010	2009	% Change

Lodging
Number of rooms (a)	606,800	590,200	3
RevPAR (b)	$32.25	$32.38	—
Vacation Exchange and Rentals
Average number of members (000s) (c)	3,741	3,795	(1)
Exchange revenue per member (d)	$172.20	$174.22	(1)
Vacation rental transactions (in 000s) (e)(f)	297	231	29
Average net price per vacation rental (f)(g)	$387.01	$471.74	(18)
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$371,000	$327,000	13
Tours (j)	163,000	164,000	(1)
Volume Per Guest (“VPG”) (k)	$2,156	$1,854	16

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2010 and 2009 include 404 and 3,549 affiliated rooms, respectively. The Tryp hotel brand was acquired on June 30, 2010 and is, therefore, included in the number of rooms as of such date.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day. RevPAR does not reflect the results of the Tryp hotel brand since it was not owned until June 30, 2010.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(d)	Represents total revenue generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, exchange revenue per member decreased 2%.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded each time a standard one-week rental is booked.

(f)	Includes the impact from the acquisition of Hoseasons Holdings Ltd. (“Hoseasons”), which was acquired on March 1, 2010; therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental decreased 13%.

(h)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before the net effect of percentage-of-completion accounting and loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended June 30 (in millions):

	2010	2009

Gross VOI sales	$371	$327
Less: WAAM sales (*)	(13)	—

Gross VOI sales, net of WAAM sales	358	327
Plus: Net effect of percentage-of-completion accounting	—	37
Less: Loan loss provision	(87)	(122)

Vacation ownership interest sales	$271	$242

(*)	Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $7 million and $23 million during the three months ended June 30, 2010 and 2009, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

Our consolidated results are as follows:

	Three Months Ended June 30,
	2010	2009	Change

Net revenues	$963	$920	$43
Expenses	791	769	22

Operating income	172	151	21
Other income, net	(3)	—	(3)
Interest expense	36	26	10
Interest income	(2)	(2)	—

Income before income taxes	141	127	14
Provision for income taxes	46	56	(10)

Net income	$95	$71	$24

During the second quarter of 2010, our net revenues increased $43 million (5%) principally due to:

•	a $35 million decrease in our provision for loan losses primarily due to improved portfolio performance and mix, partially offset by the impact to the provision from higher gross VOI sales;

•	a $31 million increase in gross sales of VOIs, net of WAAM sales, primarily reflecting an increase in VPG;

•	a favorable impact of $8 million due to commissions earned on VOI sales under our WAAM;

•	a $6 million increase in net revenues from rental transactions and related services at our vacation exchange and rentals business primarily due to incremental revenues contributed from the March 2010 acquisition of Hoseasons and higher average net price per vacation rental, partially offset by an unfavorable impact of foreign exchange movements of $7 million;

•	$6 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and

•	a $4 million increase in net revenues in our lodging business primarily due to an increase in rooms.

Such increases were partially offset by (i) a decrease of $37 million as a result of the absence of the recognition of revenues previously deferred under the percentage-of-completion (“POC”) method of accounting due to operational changes that we made at our vacation ownership business to eliminate the impact of deferred revenues and (ii) $4 million of lower exchange and related service revenues resulting from a decline in average number of members and revenue generated per member.

Total expenses increased $22 million (3%) principally reflecting:

•	$24 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$20 million of increased employee and other related expenses at our vacation ownership business primarily related to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$9 million of increased costs at our lodging business primarily associated with additional services provided to franchisees;

•	$7 million of increased litigation related expenses at our vacation ownership business;

•	$7 million of higher bad debt expenses at our lodging business primarily attributable to receivables relating to terminated franchisees that are no longer operating a hotel under one of our 12 brands;

•	$6 million of incremental costs at our vacation exchange and rentals business contributed from our acquisition of Hoseasons;

•	$6 million of higher costs at our vacation ownership business related to our WAAM; and

•	$5 million of incremental property management expenses at our vacation ownership business primarily associated with the growth in the number of units under management.

These increases were partially offset by:

•	a decrease of $15 million of expenses related to the absence of the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	the favorable impact of $12 million at our vacation exchange and rentals business from foreign exchange transactions, foreign exchange hedging contracts and currency conversion gains;

•	$9 million of lower volume-related, marketing and bad debt expenses at our vacation exchange and rentals business;

•	a $6 million decrease in consumer financing interest expenses primarily related to lower average borrowings on our securitized debt facilities and a decrease in interest rates;

•	the favorable impact of $4 million from foreign currency translation on expenses at our vacation exchange and rentals business;

•	$4 million of decreased costs at our vacation ownership business related to our trial membership marketing program;

•	a net decrease in marketing-related expenses of $4 million due to an $8 million decrease at our lodging business primarily due to lower marketing overhead costs as well as the timing of certain spend, partially offset by a $4 million increase at our vacation ownership business primarily related to a change in tour mix;

•	the absence of $3 million of costs due to organizational realignment initiatives across our vacation exchange and rentals and vacation ownership businesses (see Restructuring Plan for more details); and

•	the absence of a non-cash charge of $3 million recorded during the second quarter of 2009 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans.

Other income, net increased $3 million during the second quarter of 2010 compared to the same period during 2009 primarily as a result of (i) higher net earnings from equity investments and (ii) a gain on the sale of a non-strategic asset at our vacation ownership business. Interest expense increased $10 million during the second quarter of 2010 compared with the same period during 2009 primarily as a result of higher interest on our long-term debt facilities, primarily related to our May 2009 and February 2010 debt issuances. Our effective tax rate declined from 44% during the second quarter of 2009 to 33% during the second quarter of 2010 primarily due to the absence of a 2009 write-off of deferred tax assets associated with stock based compensation, as well as a 2010 benefit derived from the current utilization of cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile.

As a result of these items, our net income increased $24 million (34%) as compared to the second quarter of 2009.

During 2010, we expect:

•	net revenues of approximately $3.7 billion to $4.0 billion;

•	depreciation and amortization of approximately $180 million to $185 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $135 million to $145 million.

Following is a discussion of the results of each of our segments, other income, net and interest expense/income:

	Net Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change

Lodging	$178	$174	2	$49	$50	(2)
Vacation Exchange and Rentals	281	280	—	78	56	39
Vacation Ownership	505	467	8	104	107	(3)

Total Reportable Segments	964	921	5	231	213	8
Corporate and Other (a)	(1)	(1)	*	(14)	(17)	*

Total Company	$963	$920	5	217	196	11

Less: Depreciation and amortization				42	45
Interest expense				36	26
Interest income				(2)	(2)

Income before income taxes				$141	$127

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased $4 million (2%), while EBITDA decreased $1 million (2%) during the second quarter of 2010 compared to the second quarter of 2009 primarily reflecting an increase in rooms, as well as lower marketing-related expenses, partially offset by higher bad debt expense.

On June 30, 2010, we acquired the Tryp hotel brand, which resulted in the addition of 92 hotels and approximately 13,200 rooms in Europe and South America.

The increase in net revenues reflects (i) $4 million of increased international royalty, marketing and reservation revenues resulting from a 7% increase in international rooms (excluding rooms contributed from the acquisition of the Tryp hotel brand), partially offset by a RevPAR decrease of 2%, or 6% excluding the favorable impact of foreign exchange movements, principally driven by rate declines, and (ii) a $7 million net increase in ancillary revenue primarily associated with additional services provided to franchisees. Such increases were partially offset by (i) $4 million of lower reimbursable revenues recorded by our hotel management business and (ii) a $3 million decrease in other franchise fees principally related to lower termination settlements. Domestic royalty, marketing and reservation revenues remained flat as there was relatively no change to RevPAR as a result of increased occupancy offset by rate declines.

The $4 million of lower reimbursable revenues recorded by our hotel management business primarily relates to payroll costs that we pay on behalf of hotel owners, for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in the number of hotels under management.

EBITDA further reflects:

•	$9 million of increased costs primarily associated with additional services provided to franchisees;

•	$7 million of higher bad debt expense which is primarily attributable to receivables relating to terminated franchisees that are no longer operating a hotel under one of our 12 brands; and

•	$1 million of costs incurred in connection with our acquisition of the Tryp hotel brand.

Such increased costs were partially offset by a decrease of $8 million in marketing-related expenses primarily due to lower marketing overhead costs as well as the timing of certain spend.

As of June 30, 2010, we had approximately 7,160 properties and 606,800 rooms in our system. Additionally, our hotel development pipeline included approximately 980 hotels and approximately 107,600 rooms, of which 49% were international and 54% were new construction as of June 30, 2010.

We expect net revenues of approximately $640 million to $680 million during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	RevPAR to be flat to up 3%; and

•	number of rooms (including Tryp) to increase 3-5%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $1 million and $22 million (39%), respectively, during the second quarter of 2010 compared with the second quarter of 2009. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $6 million and $2 million, respectively. Net revenues from rental transactions and related services increased $6 million, which includes $10 million generated from our acquisition of Hoseasons. Exchange and related service revenues decreased $4 million due to a decline in revenue generated per member and average number of members. EBITDA further reflects the favorable impact from foreign exchange transactions and foreign exchange hedging contracts of $10 million and $9 million of lower volume-related, marketing and bad debt expenses, partially offset by $6 million of incremental costs contributed from our acquisition of Hoseasons.

Net revenues generated from rental transactions and related services increased $6 million (6%) during the second quarter of 2010 compared to the same period during 2009. The acquisition of Hoseasons during March 2010 contributed incremental net revenues and EBITDA of $10 million and $4 million, respectively. Excluding the impact from the Hoseasons acquisition and the unfavorable impact of foreign exchange movements of $7 million, net revenues generated from rental transactions and related services increased $3 million (3%) during the second quarter of 2010 driven by a 2% increase in average net price per vacation rental primarily resulting from a favorable impact from higher commissions on new properties added to our network during 2010 by our U.K. cottage business and higher rental pricing at our Landal GreenParks and camping businesses. Rental transaction volume remained flat during the second quarter of 2010.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $4 million (2%) during the second quarter of 2010 compared to the same period during 2009. Excluding the favorable impact of foreign exchange movements of $1 million, exchange and related service revenues decreased $5 million (3%) due to a 2% decrease in revenue generated per member resulting from lower travel service and other member fees and a 1% decrease in the average number of members during the second quarter of 2010. Lower travel revenues resulted primarily from the outsourcing of our European travel services to a third-party provider during the first quarter of 2010.

EBITDA further reflects a decrease in expenses of $27 million (12%) primarily driven by:

•	the favorable impact of $10 million from foreign exchange transactions and foreign exchange hedging contracts;

•	the favorable impact of foreign currency translation on expenses of $4 million;

•	$5 million of lower volume-related and marketing costs;

•	$4 million of lower bad debt expense;

•	$2 million of currency conversion gains related to our Venezuela operations; and

•	the absence of $2 million of costs recorded during the second quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

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

Vacation Ownership

Net revenues increased $38 million (8%) while EBITDA decreased $3 million (3%) during the second quarter of 2010 compared with the second quarter of 2009.

The increase in net revenues during the second quarter of 2010 primarily reflects a decline in our provision for loan losses, an increase in gross VOI sales, commissions earned on VOI sales under our newly implemented WAAM (see description of WAAM below) and higher revenues associated with property management, partially offset by the absence of the recognition of previously deferred revenues during the second quarter of 2009. The decrease in EBITDA during the second quarter of 2010 further reflects higher cost of VOI sales, employee-related costs, litigation related expenses, WAAM related expenses, property management expenses and marketing expenses, partially offset by the absence of expenses related to the recognition of previously deferred revenues during the second quarter of 2009, lower consumer financing interest expense, a decline in costs related to our trial membership marketing program and the absence of a non-cash impairment charge.

Gross sales of VOIs, net of WAAM sales, at our vacation ownership business increased $31 million (10%) during the second quarter of 2010 compared to the same period during 2009, driven principally by an increase of 16% in VPG, partially offset by a 1% decrease in tour flow. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during the second quarter of 2010 as compared to the same period during 2009 as a result of changes in the mix of tours. Tour flow was negatively impacted by the closure of 7 sales offices after the first quarter of 2009 primarily related to our organizational realignment initiatives. Our provision for loan losses declined $35 million during the second quarter of 2010 as compared to the second quarter of 2009. Such decline includes (i) $30 million primarily related to improved portfolio performance and mix during the second quarter of 2010 as compared to the same period during 2009, partially offset by the impact to the provision from higher gross VOI sales, and (ii) a $5 million impact on our provision for loan losses from the absence of the recognition of revenue previously deferred under the POC method of accounting during the second quarter of 2009.

In addition, net revenues and EBITDA comparisons were favorably impacted by $8 million and $2 million, respectively, during the second quarter of 2010 due to commissions earned on VOI sales of $13 million under our WAAM. During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business.

The commission revenue earned on these sales is included in service fees and membership revenues on the Consolidated Statement of Income.

Under the POC method of accounting, a portion of the total revenues associated with the sale of a VOI is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues are recognized in future periods as construction of the vacation resort progresses. There was no impact from the POC method of accounting during the second quarter of 2010 as compared to the recognition of $37 million of previously deferred revenues during the second quarter of 2009. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $32 million (including the impact of the provision for loan losses) and $17 million, respectively, as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during the remainder of 2010 on net revenues or EBITDA due to the POC method of accounting as all such previously deferred revenues were recognized during 2009. We made operational changes to eliminate additional deferred revenues during the remainder of 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $6 million and $1 million, respectively, during the second quarter of 2010 primarily due to growth in the number of units under management, partially offset in EBITDA by increased costs associated with such growth in the number of units under management.

Net revenues were unfavorably impacted by $3 million and EBITDA was favorably impacted by $3 million during the second quarter of 2010 due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, which was more than offset in EBITDA by lower interest costs during the second quarter of 2010 as compared to the second quarter of 2009. We incurred interest expense of $29 million on our securitized debt at a weighted average interest rate of 7.7% during the second quarter of 2010 compared to $35 million at a weighted average interest rate of 8.4% during the second quarter of 2009. Our net interest income margin increased from 68% during the second quarter of 2009 to 73% during the second quarter of 2010 due to:

•	$175 million of decreased average borrowings on our securitized debt facilities;

•	a 61 basis point decrease in our weighted average interest rate; and

•	higher weighted average interest rates earned on our contract receivable portfolio.

In addition, EBITDA was negatively impacted by $51 million (23%) of increased expenses, exclusive of lower interest expense on our securitized debt, higher property management expenses and WAAM related expenses, primarily resulting from:

•	$24 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$20 million of increased employee and other related expenses primarily due to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$7 million of increased litigation related expenses; and

•	$4 million of increased marketing expenses due to the change in tour mix.

Such increases were partially offset by:

•	$4 million of decreased costs related to our trial membership marketing program;

•	the absence of a non-cash charge of $3 million recorded during the second quarter of 2009 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans; and

•	the absence of $1 million of costs recorded during the second quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

We expect net revenues of approximately $1.9 billion to $2.1 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	gross VOI sales to be up 2-4%;

•	tours to decline 1-3%; and

•	VPG to increase 10-14%.

Corporate and Other

Corporate and Other expenses decreased $3 million during the second quarter of 2010 compared to the same period during 2009 primarily a result of (i) $9 million of favorable impact from foreign exchange hedging contracts and (ii) $2 million resulting from the absence of severance recorded during the second quarter of 2009.

Such decreases were partially offset by:

•	$2 million of funding of the Wyndham charitable foundation;

•	$2 million of employee related expenses;

•	$2 million of higher legal fees; and

•	$1 million of increased IT costs.

Other Income, Net

Other income, net increased $3 million during the three months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of (i) $1 million of higher net earnings on equity investments and (ii) a $1 million gain on the sale of a non-strategic asset at our vacation ownership business. Such amounts are included within our segment EBITDA results.

Interest Expense/Provision for Income Taxes

Interest expense increased $10 million during the three months ended June 30, 2010 compared with the same period during 2009 as a result of (i) a $9 million increase in interest incurred on our long-term debt facilities, primarily related to our May 2009 and February 2010 debt issuances and (ii) a $1 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory.

Our provision for income taxes declined $10 million primarily due to the absence of a $4 million write-off of deferred tax assets associated with stock based compensation during the second quarter of 2009, as well as a 2010 benefit derived from the current utilization of cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

Our consolidated results are as follows:

	Six Months Ended June 30,
	2010	2009	Change

Net revenues	$1,849	$1,821	$28
Expenses	1,547	1,583	(36)

Operating income	302	238	64
Other income, net	(5)	(3)	(2)
Interest expense	86	45	41
Interest income	(2)	(4)	2

Income before income taxes	223	200	23
Provision for income taxes	78	84	(6)

Net income	$145	$116	$29

During the six months ended June 30, 2010, our net revenues increased $28 million (2%) principally due to:

•	a $55 million increase in gross sales of VOIs, net of WAAM sales, reflecting an increase in VPG, partially offset by the planned reduction in tour flow;

•	a $55 million decrease in our provision for loan losses primarily due to improved portfolio performance and mix, partially offset by the impact to the provision from higher gross VOI sales;

•	a $15 million increase in net revenues from rental transactions and related services at our vacation exchange and rentals business due to incremental revenues contributed from the March 2010 acquisition of Hoseasons;

•	$15 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and

•	a favorable impact of $11 million due to commissions earned on VOI sales under our WAAM.

Such increases were partially offset by:

•	a decrease of $104 million as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting due to operational changes that we made at our vacation ownership business to eliminate the impact of deferred revenues;

•	a $6 million decrease in net revenues in our lodging business primarily due to RevPAR weakness;

•	a $6 million decline in consumer financing revenues due to a decline in our contract receivable portfolio; and

•	a $5 million decrease in ancillary revenues at our vacation ownership business primarily associated with a decline in fees generated from other non-core businesses, partially offset by the usage of bonus points/credits, which are provided as purchase incentives on VOI sales.

Total expenses decreased $36 million (2%) principally reflecting:

•	the absence of $46 million of costs due to organizational realignment initiatives across our businesses (see Restructuring Plan for more details);

•	a decrease of $41 million of expenses related to the absence of the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	$19 million of lower marketing-related expenses primarily at our lodging business resulting from lower marketing overhead as well as the timing of certain spend;

•	a $14 million decrease in consumer financing interest expenses primarily related to lower average borrowings on our securitized debt facilities and a decrease in interest rates;

•	the favorable impact of $12 million at our vacation exchange and rentals business from foreign exchange transactions and foreign exchange hedging contracts;

•	$10 million of lower volume-related, marketing and bad debt expenses at our vacation exchange and rentals business;

•	the absence of non-cash charges of $8 million recorded during the six months ended June 30, 2009 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans;

•	$8 million of lower corporate expenses primarily related to hedging activity; and

•	$6 million of decreased costs at our vacation ownership business related to our trial membership marketing program.

These decreases were partially offset by:

•	$27 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$25 million of increased employee and other related expenses at our vacation ownership business primarily related to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$19 million of increased litigation related expenses primarily at our vacation ownership business;

•	$13 million of incremental property management expenses at our vacation ownership business primarily associated with the growth in the number of units under management;

•	$10 million of costs incurred at our vacation exchange and rentals business in connection with our acquisition of Hoseasons;

•	$9 million of increased costs at our lodging business primarily associated with additional services provided to franchisees;

•	$8 million of higher bad debt expenses at our lodging business primarily attributable to receivables relating to terminated franchisees that are no longer operating a hotel under one of our 12 brands;

•	$7 million of higher costs at our vacation ownership business related to our WAAM; and

•	the unfavorable impact of foreign currency translation on expenses of $7 million at our vacation exchange and rentals business.

Other income, net increased $2 million during the six months ended June 30, 2010 compared to the same period during 2009 primarily as a result of higher net earnings from equity investments. Interest expense increased $41 million during the six months ended June 30, 2010 compared with the same period during 2009 primarily as a result of (i) higher interest on our long-term debt facilities, primarily related to our May 2009 and February 2010 debt issuances and (ii) $16 million of early extinguishment costs incurred during the first quarter of 2010 primarily related to our effective termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income. Interest income decreased $2 million during the six months ended June 30, 2010 compared with the same period during 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments. Our effective tax rate declined from 42% during the six months ended June 30, 2009 to 35% during the six months ended June 30, 2010 primarily due to the absence of a write-off of deferred tax assets associated with stock based compensation, as well as a benefit derived from the current utilization of cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile.

As a result of these items, our net income increased $29 million (25%) as compared to the six months ended June 30, 2009.

Following is a discussion of the results of each of our segments, other income, net and interest expense/income:

	Net Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change

Lodging	$322	$328	(2)	$82	$85	(4)
Vacation Exchange and Rentals	582	566	3	158	132	20
Vacation Ownership	950	929	2	186	151	23

Total Reportable Segments	1,854	1,823	2	426	368	16
Corporate and Other (a)	(5)	(2)	*	(34)	(39)	*

Total Company	$1,849	$1,821	2	392	329	19

Less: Depreciation and amortization				85	88
Interest expense				86	45
Interest income				(2)	(4)

Income before income taxes				$223	$200

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA decreased $6 million (2%) and $3 million (4%), respectively, during the six months ended June 30, 2010 compared to the same period during 2009 primarily reflecting a decline in RevPAR during the first quarter as well as higher bad debt expense, partially offset by lower marketing-related expenses.

On June 30, 2010, we acquired the Tryp hotel brand, which resulted in the addition of 92 hotels and approximately 13,200 rooms in Europe and South America.

The decline in net revenues reflects:

•	a $9 million decrease in domestic royalty, marketing and reservation revenues primarily due to a domestic RevPAR decline of 5% principally driven by occupancy and rate declines;

•	$4 million of lower reimbursable revenues recorded by our hotel management business; and

•	a $4 million decrease in other franchise fees principally related to lower termination settlements.

Such decreases were partially offset by (i) $6 million of increased international royalty, marketing and reservation revenues resulting from a 7% increase in international rooms (excluding rooms contributed from the acquisition of the Tryp hotel brand), partially offset by a RevPAR decrease of 1%, or 8% excluding the favorable impact of foreign exchange movements, principally driven by rate declines and (ii) a $5 million net increase in ancillary revenue primarily associated with additional services provided to franchisees.

The $4 million of lower reimbursable revenues recorded by our hotel management business primarily relates to payroll costs that we pay on behalf of hotel owners, for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a reduction in the number of hotels under management.

In addition, EBITDA was positively impacted by (i) a decrease of $16 million in marketing-related expenses primarily due to lower marketing overhead as well as the timing of certain spend and (ii) the absence of $3 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such decreases were offset by:

•	$9 million of increased costs primarily associated with additional services provided to franchisees;

•	$8 million of higher bad debt expense which is primarily attributable to receivables relating to terminated franchisees that are no longer operating a hotel under one of our 12 brands;

•	$2 million of consulting costs incurred during 2010 relating to our strategic initiative to grow reservation contribution; and

•	$1 million of costs incurred in connection with our acquisition of the Tryp hotel brand.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $16 million (3%) and $26 million (20%), respectively, during the six months ended June 30, 2010 compared with the same period during 2009. A weaker U.S. dollar compared to other foreign currencies favorably impacted net revenues by $6 million and unfavorably impacted EBITDA by $1 million. The increase in net revenues primarily reflects a $15 million increase in net revenues from rental transactions and related services, which includes $14 million generated from the acquisition of Hoseasons. EBITDA further reflects the favorable impact of $12 million from foreign exchange transactions and foreign exchange hedging contracts, $10 million of lower volume-related, marketing and bad debt expenses and the absence of $6 million of costs recorded during the six months ended June 30, 2009 relating to organizational realignment initiatives, partially offset by $10 million of incremental costs incurred from our acquisition of Hoseasons.

Net revenues generated from rental transactions and related services increased $15 million (7%) during the six months ended June 30, 2010 compared with the same period during 2009. The acquisition of Hoseasons during March 2010 contributed incremental net revenues and EBITDA of $14 million and $4 million, respectively. Foreign exchange movements did not have a material impact on net revenues generated from rental transactions and related services. Excluding the impact from the Hoseasons acquisition, net revenues generated from rental transactions and related services increased $1 million (1%) during the six months ended June 30, 2010 driven by a 1% increase in average net price per vacation rental resulting from a favorable impact from higher commissions on new properties added to our network during 2010 by our U.K. cottage business, the contribution of increased rental volumes at our Novasol business and higher pricing at our camping business, partially offset by a 1% decline in rental transaction volume. The decline in rental transaction volume is driven by lower volume at our Landal GreenParks business as we believe that poor weather conditions negatively impacted vacation stays during 2010, partially offset by increased volume at our Novasol business due to promotional pricing.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, remained flat during the six months ended June 30, 2010 compared with the same period during 2009. Excluding the favorable impact of foreign exchange movements of $6 million, exchange and related service revenues decreased $6 million (2%) driven by a 1% decrease in the average number of members primarily due to lower enrollments from affiliated resort developers during 2010. Exchange revenue per member remained relatively flat as higher exchange and member-related rental transaction pricing was offset by a decline in member exchange transactions, subscription fees and travel service fees. We believe that the decline in exchange transactions and subscription fees reflects continued economic uncertainty, the impact of club memberships and member retention programs offered at multiyear discounts. Lower travel revenues resulted primarily from the outsourcing of our European travel services to a third-party provider during the first quarter of 2010.

EBITDA further reflects a decrease in expenses of $20 million (5%) primarily driven by:

•	the favorable impact of $12 million from foreign exchange transactions and foreign exchange hedging contracts;

•	the absence of $6 million of costs recorded during the six months ended June 30, 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$6 million of lower volume-related and marketing costs; and

•	$4 million of lower bad debt expense.

Such decreases were partially offset by the unfavorable impact of foreign currency translation on expenses of $7 million.

Vacation Ownership

Net revenues and EBITDA increased $21 million (2%) and $35 million (23%), respectively, during the six months ended June 30, 2010 compared with the same period during 2009.

The increase in net revenues during the six months ended June 30, 2010 primarily reflects an increase in gross VOI sales, a decline in our provision for loan losses, higher revenues associated with property management and commissions earned on VOI sales under our newly implemented WAAM, partially offset by the absence of the recognition of previously deferred revenues during the second quarter of 2009. The increase in EBITDA during the six months ended June 30, 2010 further reflects the absence of expenses related to the recognition of previously deferred revenues during the six months ended June 30, 2009, the absence of costs related to organizational realignment initiatives, lower consumer financing interest expense, the absence of a non-cash impairment charge and lower costs related to our trial membership marketing program, partially offset by higher cost of VOI sales, employee-related costs, litigation related expenses, property management expenses and WAAM related expenses.

Gross sales of VOIs, net of WAAM sales, at our vacation ownership business increased $55 million (9%) during the six months ended June 30, 2010 compared to the same period during 2009, driven principally by an increase of 20% in VPG, partially offset by a 5% decrease in tour flow. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during six months ended June 30, 2010 as compared to the same period during 2009 as a result of changes in the mix of tours. Tour flow was negatively impacted by the closure of over 25 sales offices during 2009 primarily related to our organizational realignment initiatives. In addition, net revenue comparisons were negatively impacted by a $5 million decrease in ancillary revenues associated with a decline in fees generated from other non-core businesses, partially offset by the usage of bonus points/credits, which are provided as purchase incentives on VOI sales. Our provision for loan losses declined $55 million during the six months ended June 30, 2010 as compared to the same period during 2009. Such decline includes (i) $41 million primarily related to improved portfolio performance and mix during the six months ended June 30, 2010 as compared to the same period during 2009, partially offset by the impact to the provision from higher gross VOI sales, and (ii) a $14 million impact on our provision for loan losses from the absence of the recognition of revenue previously deferred under the POC method of accounting during the six months ended June 30, 2009.

In addition, net revenues and EBITDA comparisons were favorably impacted by $11 million and $4 million, respectively, during the six months ended June 30, 2010 due to commissions earned on VOI sales of $17 million under our WAAM. During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business. The commission revenue earned on these sales is included in service fees and membership revenues on the Consolidated Statement of Income.

Under the POC method of accounting, a portion of the total revenues associated with the sale of a VOI is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues are recognized in future periods as construction of the vacation resort progresses. There was no impact from the POC method of accounting during the six months ended June 30, 2010 as compared to the recognition of $104 million of previously deferred revenues during the six months ended June 30, 2009. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $89 million (including the impact of the provision for loan losses) and $48 million, respectively, as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during the remainder of 2010 on net revenues or EBITDA due to the POC method of accounting as all such previously deferred revenues were recognized during 2009. We made operational changes to eliminate additional deferred revenues during the remainder of 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $15 million and $2 million, respectively, during the six months ended June 30, 2010 primarily due to growth in the number of units under management, partially offset in EBITDA by increased costs associated with such growth in the number of units under management.

Net revenues were unfavorably impacted by $6 million and EBITDA was favorably impacted by $8 million during six months ended June 30, 2010 due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, more than offset in EBITDA by lower interest costs during the six months ended June 30, 2010 as compared to the same period during 2009. We incurred interest expense of $53 million on our securitized debt at a weighted average interest rate of 7.2% during the six months ended June 30, 2010 compared to $67 million at a weighted average interest rate of 7.9% during the six months ended June 30, 2009. Our net interest income margin increased from 69% during the six months ended June 30, 2009 to 75% during the six months ended June 30, 2010 due to:

•	$231 million of decreased average borrowings on our securitized debt facilities;

•	a 72 basis point decrease in our weighted average interest rate; and

•	higher weighted average interest rates earned on our contract receivable portfolio.

In addition, EBITDA was negatively impacted by $21 million (5%) of increased expenses, exclusive of lower interest expense on our securitized debt, higher property management expenses and WAAM related expenses, primarily resulting from:

•	$27 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$25 million of increased employee and other related expenses primarily due to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$19 million of increased litigation related expenses; and

•	$4 million of increased costs related to sales incentives awarded to owners.

Such increases were partially offset by:

•	the absence of $36 million of costs recorded during the six months ended June 30, 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	the absence of a non-cash charge of $8 million recorded during the six months ended June 30, 2009 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans;

•	$6 million of decreased costs related to our trial membership marketing program; and

•	$3 million of decreased marketing expenses due to the change in tour mix.

Corporate and Other

Corporate and Other expenses decreased $8 million during the six months ended June 30, 2010 compared to the same period during 2009 primarily a result of:

•	$8 million of favorable impact from foreign exchange hedging contracts;

•	$2 million resulting from the absence of severance recorded during the second quarter of 2009;

•	$2 million of decreased expenses related to the resolution of and adjustment to certain contingent liabilities and assets recorded during the six months ended June 30, 2010 compared to the same period during 2009; and

•	the absence of $1 million of costs relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such increases were partially offset by:

•	$3 million of increased IT costs;

•	$2 million of funding of the Wyndham charitable foundation;

•	$2 million of employee related expenses; and

•	$2 million of higher legal fees.

Interest Expense/Interest Income/Provision for Income Taxes

Interest expense increased $41 million during the six months ended June 30, 2010 compared with the same period during 2009 as a result of:

•	a $22 million increase in interest incurred on our long-term debt facilities, primarily related to our May 2009 and February 2010 debt issuances;

•	our termination of an interest rate swap agreement related to the early extinguishment of our term loan facility during the first quarter of 2010, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income;

•	a $3 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory; and

•	an additional $2 million of costs, which are included within interest expense on our Consolidated Statement of Income, recorded during the first quarter of 2010 in connection with the early extinguishment of our term loan and revolving foreign credit facilities.

Interest income decreased $2 million during the six months June 30, 2010 compared with the same period during 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

Our provision for income taxes declined $6 million during the six months ended June 30, 2010 primarily due to the absence of a $4 million write-off of deferred tax assets associated with stock based compensation during the first half of 2009, as well as a benefit derived from the current utilization of cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile.

Other Income, Net

Other income, net increased $2 million during the six months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of higher net earnings on equity investments. Such amounts are included within our segment EBITDA results.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. As a result, we recorded $3 million and $46 million in restructuring costs during the three and six months ended June 30, 2009, respectively. Such strategic realignment initiatives included:

Lodging

The operational realignment of our lodging business enhanced its global franchisee services, promoted more efficient channel management to further drive revenue at franchised locations and managed properties and positioned the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded costs of $3 million during the six months ended June 30, 2009 primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. As a result of these initiatives, we recorded restructuring costs of $2 million and $6 million during three and six months ended June 30, 2009, respectively.

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

Total Company

During the three and six months ended June 30, 2009, as a result of these strategic realignments, we recorded $3 million and $46 million, respectively, of incremental restructuring costs related to such realignments, including a reduction of approximately 390 employees. During the six months ended June 30, 2010, we reduced our liability with $7 million of cash payments. The remaining liability of $15 million as of June 30, 2010 is expected to be paid in cash; $14 million of facility-related by September 2017 and $1 million of personnel-related by December 2010. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and realized net savings of approximately $80 million during the first half of 2010. We anticipate continued annual net savings from such initiatives of approximately $160 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2010	2009	Change

Total assets	$9,219	$9,352	$(133)
Total liabilities	6,509	6,664	(155)
Total stockholders’ equity	2,710	2,688	22

Total assets decreased $133 million from December 31, 2009 to June 30, 2010 due to:

•	a $96 million decrease in vacation ownership contract receivables, net as a result of a decline in VOI sales financed;

•	a $66 million decrease in property and equipment primarily related to the depreciation of property and equipment and the impact of foreign currency translation at our vacation exchange and rentals business, partially offset by capital expenditures for the improvement of technology and maintenance of technological advantages;

•	a $51 million decrease in trade receivables, net, primarily due to seasonality at our European vacation rental businesses and a decline in ancillary revenues at our vacation ownership business, partially offset by the acquisition of Hoseasons and the impact of foreign currency translation at our vacation exchange and rentals business;

•	a $38 million decrease in inventory primarily due to increased VOI sales and a reduction in the development of vacation ownership resorts; and

•	a $33 million decrease in deferred income taxes primarily attributable to a change in the expected timing of the utilization of alternative minimum tax credits.

Such decreases were partially offset by:

•	an increase of $84 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”;

•	a $39 million increase in trademarks, net primarily as a result of the acquisitions of Hoseasons and the Tryp hotel brand;

•	a $19 million increase in franchise agreements and other intangibles, net, primarily related to the acquisitions of Hoseasons and the Tryp hotel brand, partially offset by the amortization of franchise agreements at our lodging business;

•	a $6 million net increase in goodwill related to the acquisitions of Hoseasons and the Tryp hotel brand, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business; and

•	a $2 million increase in other non-current assets primarily due to increased deferred financing costs as a result of the debt issuances during the first half of 2010, partially offset by a $13 million decrease in our call option transaction entered into concurrent with the sale of the convertible notes, which is discussed in greater detail in Note 7—Long-Term Debt and Borrowing Arrangements.

Total liabilities decreased $155 million primarily due to:

•	a net decrease of $223 million in our other long-term debt primarily reflecting net principal payments on our other long-term debt with operating cash of $194 million, a $16 million impact due to foreign currency translation and a $13 million decrease in our derivative liability related to the bifurcated conversion feature entered into concurrent with the sale of our convertible notes, which is discussed in greater detail in Note 7—Long-Term Debt and Borrowing Arrangements;

•	a $21 million decrease in deferred income primarily resulting from the impact of the recognition of revenues related to our vacation ownership trial membership marketing program, partially offset by increased deferred revenue at our lodging and vacation exchange and rentals businesses;

•	a $10 million decrease in deferred income taxes primarily attributable to movement in other comprehensive income, partially offset by utilization of alternative minimum credits; and

•	a $4 million decrease in accrued expenses and other current liabilities primarily due to lower accrued employee costs related to the payment of our annual incentive compensation during the first half of 2010, partially offset by increased litigation related expenses at our vacation ownership business and higher accrued interest on our non-securitized long-term debt.

Such decreases were partially offset by (i) a $72 million increase in accounts payable primarily due to the acquisition of Hoseasons and seasonality at our European vacation rental businesses, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business and the timing of payments on accounts payable at our vacation ownership business; and (ii) a $39 million net increase in our securitized vacation ownership debt (see Note 7—Long-Term Debt and Borrowing Arrangements).

Total stockholders’ equity increased $22 million primarily due to:

•	$145 million of net income generated during the first half of 2010;

•	a $16 million impact resulting from the exercise of stock options during the first half of 2010;

•	a $10 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards; and

•	a $9 million impact resulting from (i) the reclassification of an $8 million after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility (see Note 7—Long-Term Debt and Borrowing Arrangements) and (ii) $1 million of unrealized gains on cash flow hedges.

Such increases were partially offset by:

•	$71 million of treasury stock purchased through our stock repurchase program;

•	$45 million related to dividends; and

•	$42 million of currency translation adjustments, net of a tax benefit.

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

During March 2010, we replaced our five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. We have begun discussions with lenders to renew our 364-day, non-recourse, securitized vacation ownership bank conduit facility, which has a term through October 2010. We expect to renew such facility in the fourth quarter of 2010.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our convertible notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOWS

During the six months ended June 30, 2010 and 2009, we had a net change in cash and cash equivalents of $84 million and $38 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2010	2009	Change

Cash provided by/(used in):
Operating activities	$557	$459	$98
Investing activities	(183)	(76)	(107)
Financing activities	(283)	(356)	73
Effects of changes in exchange rate on cash and cash equivalents	(7)	11	(18)

Net change in cash and cash equivalents	$84	$38	$46

Operating Activities

During the six months ended June 30, 2010, net cash provided by operating activities increased $98 million as compared to the six months ended June 30, 2009, which principally reflects:

•	a $121 million increase in deferred income related to the absence of the recognition of revenue previously deferred under the POC method of accounting during the first half of 2009;

•	an $82 million increase related to accounts payable primarily due to increased accruals for marketing, litigation and incentive programs along with timing differences in accounts payable at our vacation ownership business; and

•	$48 million of lower investments in inventory primarily related to the planned reduction in development of resorts for VOI sales and a reduction in projected inventory recovery due to improved portfolio performance.

Such increases in cash inflows were partially offset by:

•	a $55 million decline in our provision for loan losses primarily related to improved portfolio performance and mix and the absence of the recognition of revenue previously deferred under the POC method of accounting;

•	$35 million related to higher originations of vacation ownership contract receivables primarily related to an increase in VOI sales; and

•	$28 million of lower cash inflows from trade receivables primarily due to lower collections associated with the 2009 planned reduction of ancillary revenues at our vacation ownership business.

Investing Activities

During the six months ended June 30, 2010, net cash used in investing activities increased $107 million as compared with the six months ended June 30, 2009, which principally reflects:

•	higher acquisition-related payments of $105 million primarily related to the March 2010 acquisition of Hoseasons and the June 2010 acquisition of the Tryp hotel brand;

•	an increase of $27 million in cash outflows from securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivable securitizations; and

•	an increase of $9 million in cash outflows from escrow deposits restricted cash primarily due to timing differences between our deeding and sales processes for certain VOI sales and the absence of the utilization of restricted cash during the first half of 2009 for renovations at one of our vacation exchange and rentals location.

Such increases in cash outflows were partially offset by (i) a decrease of $24 million in property and equipment additions primarily due to the absence of 2009 leasehold improvements related to the consolidation of two leased facilities into one and (ii) a $13 million increase in proceeds from asset sales primarily related to the sale of certain vacation ownership and vacation exchange and rental properties and related assets that were no longer consistent with our development plans.

Financing Activities

During the six months ended June 30, 2010, net cash used in financing activities decreased $73 million as compared with the six months ended June 30, 2009, which principally reflects:

•	$220 million of higher net proceeds related to securitized vacation ownership debt;

•	lower cash outflows of $31 million relating to the absence of our 2009 convertible note hedge and warrant transactions;

•	$16 million of higher proceeds received in connection with stock option exercises during the first half of 2010; and

•	higher tax benefits of $13 million from the exercise and vesting of equity awards.

Such decreases in cash outflows were partially offset by:

•	$71 million of lower net proceeds related to non-securitized borrowings;

•	$69 million spent on our stock repurchase program;

•	$29 million of additional dividends paid to shareholders;

•	$22 million of higher withholding taxes related to restricted stock unit net share settlement; and

•	$13 million of incremental debt issuance costs primarily related to our new $950 million revolving credit facility.

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

We spent $71 million on capital expenditures, equity investments and development advances during the first half of 2010 including $63 million on the improvement of technology and maintenance of technological advantages and routine improvements and $8 million of equity investments and development advances. We anticipate spending approximately $175 million to $200 million on capital expenditures, equity investments and development advances during 2010. In addition, we spent $60 million relating to vacation ownership development projects during the first half of 2010. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales through 2012. We plan to spend approximately $100 million to $125 million annually in order to complete vacation ownership projects currently under development and believe such inventory will be adequate through 2014. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $950 million revolving credit facility.

Stock Repurchase Program

We expect to generate annual net cash provided by operating activities minus capital expenditures, equity investments and development advances of approximately $500 million to $600 million during 2010 and approximately $600 million to $700 million annually over the next several years, excluding cash payments of $145 million related to our contingent tax liabilities that we assumed and are responsible for pursuant to our separation from Cendant. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. Under such program, we repurchased 2,155,783 shares at an average price of $26.89 for a cost of $58 million and repurchase capacity increased $13 million from proceeds received from stock option exercises as of December 31, 2009. During the six months ended June 30, 2010, we repurchased 2,912,093 shares at an average price of $24.29 for a cost of $71 million and repurchase capacity increased $16 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. As of June 30, 2010, we had $100 million remaining availability in our program.

On July 22, 2010, our Board of Directors increased the authorization for the stock repurchase program by $300 million. During the period July 1, 2010 through July 29, 2010, we repurchased an additional 689,400 shares at an average price of $22.31 for a cost of $15 million and repurchase capacity increased $4 million from proceeds received from stock option exercises. We currently have $389 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Contingent Tax Liabilities

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. During such period, we and Realogy were included in Cendant’s tax returns. The agreement with the IRS closes the IRS examination for tax periods prior to the date of Separation, July 31, 2006 (“Separation Date”). During the third quarter 2010, we expect to make payment for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer and receive payments from Realogy. We expect our aggregate net payments to approximate $145 million and we expect to make such payment from cash flow generated through operations and the use of available capacity under our $950 million revolving credit facility.

As of June 30, 2010, our accrual for outstanding Cendant contingent tax liabilities was $274 million, of which $185 million was in respect of items resolved in the agreement with the IRS and the remaining $89 million relates to state and foreign tax legacy issues, which are expected to be resolved in the next few years. Therefore, we expect to recognize income during the third quarter of 2010 of approximately $40 million for the residual accrual that will no longer be required for such items.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	June 30,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,255	$1,112
Bank conduit facility (b)	291	395

Total securitized vacation ownership debt	$1,546	$1,507

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	—	—
9.875% senior unsecured notes (due May 2014) (f)	239	238
3.50% convertible notes (due May 2012) (g)	362	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
Vacation ownership bank borrowings (i)	—	153
Vacation rentals capital leases (j)	110	133
Other	36	27

Total long-term debt	$1,792	$2,015

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of June 30, 2010, the total available capacity of the facility was $309 million.

(c)	The balance as of June 30, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $950 million, which includes availability for letters of credit. As of June 30, 2010, we had $31 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $919 million.

(f)	Represents senior unsecured notes we issued during May 2009. The balance as of June 30, 2010 represents $250 million aggregate principal less $11 million of unamortized discount.

(g)	Represents convertible notes issued by us during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. The following table details the components of the convertible notes:

	June 30,	December 31,
	2010	2009

Debt principal	$230	$230
Unamortized discount	(31)	(39)

Debt less discount	199	191
Fair value of bifurcated conversion feature(*)	163	176

Convertible notes	$362	$367

(*)	We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(h)	Represents senior unsecured notes we issued during February 2010. The balance as of June 30, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2010 Debt Issuances

During the six months ended June 30, 2010, we issued senior unsecured notes and closed two term securitizations and a new revolving credit facility. For further detailed information about such debt, see Note 7—Long-term Debt and Borrowing Arrangements.

Capacity

As of June 30, 2010, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,255	$1,255	$—
Bank conduit facility (a)	600	291	309

Total securitized vacation ownership debt (b)	$1,855	$1,546	$309

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	950	—	950
9.875% senior unsecured notes (due May 2014)	239	239	—
3.50% convertible notes (due May 2012)	362	362	—
7.375% senior unsecured notes (due March 2020)	247	247	—
Vacation rentals capital leases	110	110	—
Other	51	36	15

Total long-term debt	$2,757	$1,792	965

Less: Issuance of letters of credit (c)			31

			$934

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,862 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under our revolving credit facility includes availability for letters of credit. As of June 30, 2010, the available capacity of $950 million was reduced by $31 million for the issuance of letters of credit.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30,	December 31,
	2010	2009

Securitized contract receivables, gross	$2,684	$2,591
Securitized restricted cash	153	133
Interest receivables on securitized contract receivables	21	20
Other assets (a)	4	11

Total SPE assets (b)	2,862	2,755

Securitized term notes	1,255	1,112
Securitized conduit facilities	291	395
Other liabilities (c)	26	26

Total SPE liabilities	1,572	1,533

SPE assets in excess of SPE liabilities	$1,290	$1,222

(a)	Primarily includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs of $18 million and $20 million as of June 30, 2010 and December 31, 2009, respectively, related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $659 million and $860 million as of June 30, 2010 and December 31, 2009, respectively. A summary of such receivables and total vacation ownership SPE assets in excess of SPE liabilities and net of the allowance for loan losses, is as follows:

	June 30,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,290	$1,222
Non-securitized contract receivables	659	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(358)	(370)

Total, net	$1,591	$1,712

(*)	As of December 31, 2009, such receivables collateralized our secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2010, our interest coverage ratio was 6.9 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2010, our leverage ratio was 1.8 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding Securitization Indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2010, we were in compliance with all of the covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of June 30, 2010, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $379 million outstanding as of June 30, 2010. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

As of June 30, 2010, we had $309 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our senior unsecured debt is rated BBB- by Standard and Poor’s (“S&P”). During February 2010, S&P assigned a “stable outlook” to our senior unsecured debt. During February 2010, Moody’s Investors Service upgraded our senior unsecured debt rating to Ba1 with a “stable outlook”. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $310 million as of both June 30, 2010 and December 31, 2009. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the Separation Date, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As of June 30, 2010, the $310 million of Separation related liabilities is comprised of $5 million for litigation matters, $274 million for tax liabilities, $21 million for liabilities of previously sold businesses of Cendant, $8 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $246 million is recorded in current due to former Parent and subsidiaries and $62 million is recorded in long-term due to former Parent and subsidiaries as of June 30, 2010 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of June 30, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of June 30, 2010, we had $5 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

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

the denial of the appeal, Realogy and we determined to pay the judgment. On July 23, 2009, we paid our portion of the aforementioned judgment ($37 million). Although the judgment for the underlying liability for this matter has been paid, the phase of the litigation involving the determination of fees owed the plaintiffs’ attorneys remains pending. Similar to the contingent liability, we are responsible for 37.5% of any attorneys’ fees payable. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of June 30, 2010.

•	Contingent tax liabilities Prior to the Separation, we and Realogy were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. The agreements with the IRS close the IRS examination for tax periods prior to the Separation Date. The agreements with the IRS also include a resolution with respect to the tax treatment of Wyndham timeshare receivables, which resulted in the acceleration of unrecognized Wyndham deferred tax liabilities as of the Separation Date. In connection with reaching agreement with the IRS to resolve the contingent federal tax liabilities at issue, we entered into an agreement with Realogy to clarify each party’s obligations under the tax sharing agreement. Under the agreement with Realogy, among other things, the parties specified that we have sole responsibility for taxes and interest associated with the acceleration of timeshare receivables income previously deferred for tax purposes, while Realogy will not seek any reimbursement for the loss of a step up in basis of certain assets.

During the third quarter 2010, we expect to make payment for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer and receive payments from Realogy. We expect our aggregate net payments to approximate $145 million. As of June 30, 2010, our accrual for outstanding Cendant contingent tax liabilities was $274 million, of which $185 million was in respect of items resolved in the agreement with the IRS and the remaining $89 million relates to state and foreign tax legacy issues, which are expected to be resolved in the next few years. Therefore, we expect to recognize income during the third quarter of 2010 of approximately $40 million for the residual accrual that will no longer be required for such items.

The agreement with the IRS and the net payment of $145 million referenced above will also result in the reversal of approximately $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity during the third quarter of 2010.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses; (ii) liabilities relating to the Travelport sale, if any; and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/10-	7/1/11-	7/1/12-	7/1/13-	7/1/14-
	6/30/11	6/30/12	6/30/13	6/30/14	6/30/15	Thereafter	Total

Securitized debt (a)	$248	$385	$192	$188	$164	$369	$1,546
Long-term debt	29	372	25	249	10	1,107	1,792
Interest on securitized and long-term debt (b)	216	199	176	145	105	241	1,082
Operating leases	62	55	41	30	25	119	332
Other purchase commitments (c)	210	100	17	6	24	117	474
Contingent liabilities (d)	252	13	3	—	—	—	268

Total (e)	$1,017	$1,124	$454	$618	$328	$1,953	$5,494

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)	Excludes $25 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 19, 2010, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

See Note 11 to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business. The pending Cendant contingent litigation that we deem to be material is further discussed in Note 16 to the Consolidated Financial Statements.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters); war; pandemics or threat of pandemics (such as the H1N1 flu); the recent Gulf of Mexico oil spill; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership products and services;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance, each of which would negatively impact our results of operations; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy and room rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	increases in the use of third-party Internet services to book online hotel reservations; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt;

•	if we are unable to comply with the terms of the financial covenants under our revolving credit facility, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	failure or non-performance of counterparties for foreign exchange and interest rate hedging transactions;

•	we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, the credit quality and financial stability of insurers of securitization transactions, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected;

•	our securitizations contain portfolio performance triggers which, if violated, may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

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

Our certificate of incorporation and by-laws, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include: a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding shares of common stock.

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

Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, the Cendant litigation described in this report under “Cendant Litigation,” actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plan	Plan
April 1—30, 2010	604,594	$26.64	604,594	$132,312,936
May 1—31, 2010	851,400	$23.97	851,400	$114,073,414
June 1—30, 2010(*)	699,400	$22.76	699,400	$99,844,011
Total	2,155,394	$24.33	2,155,394	$99,844,011

(*)	Includes 88,700 shares purchased for which the trade date occurred during June 2010 while settlement occurred during July 2010.

We expect to generate annual net cash provided by operating activities minus capital expenditures, equity investments and development advances of approximately $500 million to $600 million during 2010 and approximately $600 million to $700 million annually over the next several years, excluding cash payments of $145 million related to our contingent tax liabilities that we assumed and are responsible for pursuant to our separation from Cendant. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. During the second quarter of 2010, repurchase capacity increased $9 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

On July 22, 2010, our Board of Directors increased the authorization for the stock repurchase program by $300 million. During the period July 1, 2010 through July 29, 2010, we repurchased an additional 689,400 shares at an average price of $22.31. We currently have $389 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: July 30, 2010	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: July 30, 2010	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)
2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report