Form 10-Q
period 2010-09-30
WYNDHAM WORLDWIDE CORP
filed 2010-10-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock was 174,966,620 shares as of September 30, 2010.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of September 30, 2010, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 28, 2010

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues
Service fees and membership	$464	$445	$1,298	$1,241
Vacation ownership interest sales	308	285	796	766
Franchise fees	142	126	353	342
Consumer financing	107	108	318	325
Other	44	52	149	163

Net revenues	1,065	1,016	2,914	2,837

Expenses
Operating	410	386	1,179	1,145
Cost of vacation ownership interests	52	54	138	136
Consumer financing interest	27	35	80	102
Marketing and reservation	149	149	410	423
General and administrative	101	140	394	398
Asset impairments	4	—	4	8
Restructuring costs	—	—	—	46
Depreciation and amortization	43	46	128	134

Total expenses	786	810	2,333	2,392

Operating income	279	206	581	445
Other income, net	(1)	(2)	(6)	(4)
Interest expense	47	34	133	79
Interest income	(2)	(1)	(3)	(5)

Income before income taxes	235	175	457	375
Provision for income taxes	79	71	157	155

Net income	$156	$104	$300	$220

Earnings per share
Basic	$0.88	$0.58	$1.68	$1.23
Diluted	0.84	0.57	1.62	1.21

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$170	$155
Trade receivables, net	349	404
Vacation ownership contract receivables, net	285	289
Inventory	336	354
Prepaid expenses	102	116
Deferred income taxes	144	189
Other current assets	216	233

Total current assets	1,602	1,740

Long-term vacation ownership contract receivables, net	2,727	2,792
Non-current inventory	902	953
Property and equipment, net	942	953
Goodwill	1,432	1,386
Trademarks, net	722	660
Franchise agreements and other intangibles, net	423	391
Other non-current assets	463	477

Total assets	$9,213	$9,352

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$187	$209
Current portion of long-term debt	32	175
Accounts payable	215	260
Deferred income	380	417
Due to former Parent and subsidiaries	64	245
Accrued expenses and other current liabilities	643	579

Total current liabilities	1,521	1,885

Long-term securitized vacation ownership debt	1,428	1,298
Long-term debt	1,969	1,840
Deferred income taxes	964	1,137
Deferred income	215	267
Due to former Parent and subsidiaries	39	63
Other non-current liabilities	166	174

Total liabilities	6,302	6,664

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 209,692,008 in 2010 and 205,891,254 shares in 2009	2	2
Treasury stock, at cost—34,993,945 shares in 2010 and 27,284,823 in 2009	(1,061)	(870)
Additional paid-in capital	3,903	3,733
Accumulated deficit	(82)	(315)
Accumulated other comprehensive income	149	138

Total stockholders’ equity	2,911	2,688

Total liabilities and stockholders’ equity	$9,213	$9,352

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Operating Activities
Net income	$300	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	134
Provision for loan losses	258	346
Deferred income taxes	63	80
Stock-based compensation	30	28
Excess tax benefits from stock-based compensation	(14)	—
Asset impairments	4	8
Non-cash interest	51	33
Non-cash restructuring	—	15
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	80	117
Vacation ownership contract receivables	(163)	(139)
Inventory	56	(26)
Prepaid expenses	12	17
Other current assets	13	36
Accounts payable, accrued expenses and other current liabilities	(60)	(58)
Due to former Parent and subsidiaries, net	(161)	(43)
Deferred income	(93)	(225)
Other, net	24	26

Net cash provided by operating activities	528	569

Investing Activities
Property and equipment additions	(100)	(109)
Net assets acquired, net of cash acquired	(159)	—
Equity investments and development advances	(9)	(6)
Proceeds from asset sales	20	3
Increase in securitization restricted cash	(7)	(28)
Decrease/(increase) in escrow deposit restricted cash	(6)	1
Other, net	1	1

Net cash used in investing activities	(260)	(138)

Financing Activities
Proceeds from securitized borrowings	1,252	934
Principal payments on securitized borrowings	(1,144)	(1,141)
Proceeds from non-securitized borrowings	1,099	790
Principal payments on non-securitized borrowings	(1,534)	(1,387)
Proceeds from note issuances	494	460
Repurchase of convertible notes	(197)	—
Proceeds from/(purchase of) call options	105	(42)
Proceeds from issuance of warrants/(repurchase of warrants)	(75)	11
Dividends to shareholders	(65)	(22)
Repurchase of common stock	(188)	—
Proceeds from stock option exercises	36	—
Excess tax benefits from stock-based compensation	14	—
Debt issuance costs	(29)	(16)
Other, net	(23)	2

Net cash used in financing activities	(255)	(411)

Effect of changes in exchange rates on cash and cash equivalents	2	14

Net increase in cash and cash equivalents	15	34
Cash and cash equivalents, beginning of period	155	136

Cash and cash equivalents, end of period	$170	$170

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Treasury		Additional		Accumulated	Total
	Common Stock		Stock		Paid-in		Other	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Comprehensive Income	Equity

Balance as of December 31, 2009	206	$2	(27)	$(870)	$3,733	$(315)	$138	$2,688
Comprehensive income
Net income	—	—	—	—	—	300	—
Currency translation adjustment, net of tax benefit of $14	—	—	—	—	—	—	1
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized gains on cash flow hedges, net of tax of $1	—	—	—	—	—	—	2
Total comprehensive income								311
Exercise of stock options	2	—	—	—	36	—	—	36
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	8	—	—	8
Reversal of net deferred tax liabilities from former Parent	—	—	—	—	190	—	—	190
Repurchase of warrants	—	—	—	—	(75)	—	—	(75)
Repurchase of common stock	—	—	(8)	(191)	—	—	—	(191)
Change in excess tax benefit on equity awards	—	—	—	—	11	—	—	11
Dividends	—	—	—	—	—	(67)	—	(67)

Balance as of September 30, 2010	210	$2	(35)	$(1,061)	$3,903	$(82)	$149	$2,911

			Treasury		Additional		Accumulated	Total
	Common Stock		Stock		Paid-in		Other	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Comprehensive Income	Equity

Balance as of December 31, 2008	205	$2	(27)	$(870)	$3,690	$(578)	$98	$2,342
Comprehensive income
Net income	—	—	—	—	—	220	—
Currency translation adjustment, net of tax of $29	—	—	—	—	—	—	39
Unrealized gains on cash flow hedges, net of tax of $8	—	—	—	—	—	—	13
Total comprehensive income								272
Issuance of warrants	—	—	—	—	11	—	—	11
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	28	—	—	28
Change in excess tax benefit on equity awards	—	—	—	—	(4)	—	—	(4)
Dividends	—	—	—	—	—	(22)	—	(22)

Balance as of September 30, 2009	206	$2	(27)	$(870)	$3,725	$(380)	$150	$2,627

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation

Wyndham Worldwide Corporation (“Wyndham” or “the Company”) is a global provider of hospitality products and services. The accompanying Consolidated Financial Statements include the accounts and transactions of Wyndham, as well as the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to securitization was $140 million and $133 million as of September 30, 2010 and December 31, 2009, respectively, of which $75 million and $69 million were recorded within other current assets as of September 30, 2010 and December 31, 2009, respectively, and $65 million and $64 million were recorded within other non-current assets as of September 30, 2010 and December 31, 2009, respectively, on the Consolidated Balance Sheets. Restricted cash related to escrow deposits was $36 million and $19 million as of

September 30, 2010 and December 31, 2009, respectively, which were recorded within other current assets as of September 30, 2010 and December 31, 2009, respectively, on the Consolidated Balance Sheets.

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

Consolidation.  In June 2009, the FASB issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 7—Long-Term Debt and Borrowing Arrangements for additional disclosure required by such guidance regarding the consolidation of the Company’s bankruptcy-remote special purpose entities (“SPEs”) associated with its vacation ownership contract receivables securitizations.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$156	$104	$300	$220

Basic weighted average shares outstanding	177	179	179	178
Stock options and restricted stock units (“RSU”)	4	4	4	3
Warrants (*)	3	—	3	—

Diluted weighted average shares outstanding	184	183	186	181

Earnings per share:
Basic	$0.88	$0.58	$1.68	$1.23
Diluted	0.84	0.57	1.62	1.21

(*)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 7—Long-Term Debt and Borrowing Arrangements).

The computations of diluted EPS for both the three and nine months ended September 30, 2010 do not include approximately 4 million stock options and stock-settled stock appreciation rights (“SSARs”) as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for both the three and nine months ended September 30, 2009 do not include warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 7—Long-Term Debt and Borrowing Arrangements) and approximately 9 million stock options and SSARs as the effect of their inclusion would have been anti-dilutive to EPS.

        Dividend Payments

During each of the quarterly periods ended March 31, June 30 and September 30, 2010, the Company paid cash dividends of $0.12 per share ($65 million in the aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2009, the Company paid cash dividends of $0.04 per share ($22 million in the aggregate).

        Stock Repurchase Program

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables it to purchase up to $200 million of its common stock. Under such program, the Company repurchased 2,155,783 shares at an average price of $26.89 for a cost of $58 million and repurchase capacity increased $13 million from proceeds received from stock option exercises as of December 31, 2009. On July 22, 2010, the Company’s Board of Directors increased the authorization by $300 million. During the nine months ended September 30, 2010, the Company repurchased 7,709,122 shares at an average price of $24.78 for a cost of $191 million and repurchase capacity increased $36 million from proceeds received from stock option exercises. As of September 30, 2010, the Company repurchased a total of 9,864,905 shares at an average price of $25.24 for a cost of $249 million under its current authorization and had $300 million remaining availability in its program.

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

Tryp.  On June 30, 2010, the Company completed the acquisition of the Tryp hotel brand (“Tryp”) for $43 million in cash. The purchase price allocation resulted in the recognition of $3 million of goodwill, $3 million of franchise agreements with a weighted average life of 20 years and $36 million of trademarks, all of which were assigned to the Company’s Lodging segment. This acquisition increases the Company’s footprint in Europe and Latin America and management believes it presents enhanced growth opportunities for its lodging business in North America.

ResortQuest.  On September 30, 2010, the Company completed the acquisition of ResortQuest, a U.S. vacation rentals business, for $54 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of $15 million of goodwill, $16 million of definite-lived intangible assets with a weighted average life of 10 years and $9 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. Management believes that this acquisition provides the Company with an opportunity to build a growth platform in the U.S. rentals market.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,432			$1,386

Trademarks	$722			$660

Amortized Intangible Assets:
Franchise agreements	$634	$313	$321	$630	$298	$332
Other	140	38	102	94	35	59

	$774	$351	$423	$724	$333	$391

The changes in the carrying amount of goodwill are as follows:

	Balance at	Goodwill			Balance at
	January 1,	Acquired		Foreign	September 30,
	2010	During 2010		Exchange	2010

Lodging	$297	$3	(a)	$—	$300
Vacation Exchange and Rentals	1,089	53	(b)	(10)	1,132

Total Company	$1,386	$56		$(10)	$1,432

(a)	Relates to the acquisition of Tryp (see Note 3—Acquisitions).

(b)	Relates to the acquisitions of Hoseasons and ResortQuest (see Note 3—Acquisitions).

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Franchise agreements	$5	$5	$15	$15
Other	1	2	5	6

Total (*)	$6	$7	$20	$21

(*)	Included as a component of depreciation and amortization on the Company’s Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2010, the Company expects related amortization expense as follows:

Amount

Remainder of 2010	$7
2011	29
2012	28
2013	26
2014	26
2015	26

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30,	December 31,
	2010	2009

Current vacation ownership contract receivables:
Securitized	$251	$244
Non-securitized	68	52
Secured (*)	—	28

	319	324
Less: Allowance for loan losses	(34)	(35)

Current vacation ownership contract receivables, net	$285	$289

Long-term vacation ownership contract receivables:
Securitized	$2,458	$2,347
Non-securitized	599	546
Secured (*)	—	234

	3,057	3,127
Less: Allowance for loan losses	(330)	(335)

Long-term vacation ownership contract receivables, net	$2,727	$2,792

(*)	As of December 31, 2009, such receivables collateralized the Company’s 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010 (see Note 7—Long-Term Debt and Borrowing Arrangements).

During the three and nine months ended September 30, 2010, the Company’s securitized vacation ownership contract receivables generated interest income of $88 million and $249 million, respectively. During the three and nine months ended September 30, 2009, such amounts were $85 million and $248 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Company’s Consolidated Balance Sheets. During the nine months ended September 30, 2010 and 2009, the Company originated vacation ownership contract receivables of $744 million and $718 million, respectively, and received principal collections of $581 million and $579 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.1% and 13.0% at September 30, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of January 1, 2010	$(370)
Provision for loan losses	(258)
Contract receivables written-off	264

Allowance for loan losses as of September 30, 2010	$(364)

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded the provision for loan losses of $85 million and $258 million as a reduction of net revenues during the three and nine months ended September 30, 2010, respectively, and $117 million and $346 million during the three and nine months ended September 30, 2009, respectively.

6.	Inventory

Inventory consisted of:

	September 30,	December 31,
	2010	2009

Land held for VOI development	$119	$119
VOI construction in process	256	352
Completed inventory and vacation credits	863	836

Total inventory	1,238	1,307
Less: Current portion	336	354

Non-current inventory	$902	$953

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	September 30,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,400	$1,112
Bank conduit facility (b)	215	395

Total securitized vacation ownership debt	1,615	1,507
Less: Current portion of securitized vacation ownership debt	187	209

Long-term securitized vacation ownership debt	$1,428	$1,298

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	26	—
9.875% senior unsecured notes (due May 2014) (f)	240	238
3.50% convertible notes (due May 2012) (g)	289	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
5.75% senior unsecured notes (due February 2018) (i)	247	—
Vacation ownership bank borrowings (j)	—	153
Vacation rentals capital leases (k)	120	133
Other	34	27

Total long-term debt	2,001	2,015
Less: Current portion of long-term debt	32	175

Long-term debt	$1,969	$1,840

(a)	Represents debt that is securitized through bankruptcy-remote SPEs. Such SPEs are legally separate from the Company. The assets of these SPEs are not available to creditors of the Company and are legally not assets of the Company.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of September 30, 2010, the total available capacity of the facility was $385 million. See Note 17—Subsequent Events for further information.

(c)	The balance as of September 30, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $950 million, which includes availability for letters of credit. As of September 30, 2010, the Company had $28 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $896 million.

(f)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of September 30, 2010 represents $250 million aggregate principal less $10 million of unamortized discount.

(g)	Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the third quarter of 2010, the Company repurchased a portion of these convertible notes (see “3.50% Convertible Notes” below for further description). The following table details the components of the convertible notes:

	September 30, 2010	December 31, 2009

Debt principal	$138	$230
Unamortized discount	(17)	(39)

Debt less discount	121	191
Fair value of bifurcated conversion feature (*)	168	176

Convertible notes	$289	$367

(*)	The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes (“Bifurcated Conversion Feature”).

(h)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of September 30, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of September 30, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(j)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(k)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

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

Sierra Timeshare 2010-1 Receivables Funding, LLC.  On March 12, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-1 Receivables Funding LLC, in the initial principal amount of $300 million. These borrowings bear interest at a coupon rate of 4.48% and are secured by vacation ownership contract receivables. As of September 30, 2010, the Company had $208 million of outstanding borrowings under these term notes.

Revolving Credit Facility.  On March 29, 2010, the Company replaced its five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. This facility is subject to a fee of 50 basis points based on total capacity and bears interest at LIBOR plus 250 basis points. The interest rate of this facility is dependent on the Company’s credit ratings. As of September 30, 2010, the Company had $26 million of outstanding borrowings and $28 million of outstanding letters of credit and, as such, the total available remaining capacity was $896 million.

Premium Yield Facility 2010-A LLC.  On June 14, 2010, the Company closed a securitization facility, Premium Yield Facility 2010-A LLC, in the initial principal amount of $185 million. These borrowings bear interest at a coupon rate of 6.08% and are secured by vacation ownership contract receivables. As of September 30, 2010, the Company had $170 million of outstanding borrowings under this facility.

Sierra Timeshare 2010-2 Receivables Funding, LLC.  On July 23, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-2 Receivables Funding LLC, in the initial principal amount of $350 million. These borrowings bear interest at a weighted average coupon rate of 4.11% and are secured by vacation ownership contract receivables. As of September 30, 2010, the Company had $309 million of outstanding borrowings under these term notes.

5.75% Senior Unsecured Notes.  On September 20, 2010, the Company issued senior unsecured notes, with face value of $250 million and bearing interest at a rate of 5.75%, for net proceeds of $247 million. Interest began accruing on September 20, 2010 and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The notes will mature on February 1, 2018 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

        3.50% Convertible Notes

During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. Concurrent with such issuance, the Company purchased cash-settled call options (“Call Options”) and entered into warrant transactions (“Warrants”). The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share. As a result of the dividend increase and required adjustments, as of September 30, 2010, the Convertible Notes have a conversion reference rate of 79.3544 shares of common stock per $1,000 principal amount (equivalent to a conversion price of approximately $12.60 per share of the Company’s common stock), the conversion price of the Call Options is $12.60 and the exercise price of the Warrants is $19.95.

During the third quarter of 2010, the Company repurchased a portion of its Convertible Notes with a carrying value of $188 million ($81 million for the portion of Convertible Notes, including the unamortized discount, and $107 million for the related Bifurcated Conversion Feature) for $197 million, which resulted in a loss of $9 million during the third quarter of 2010. Such Convertible Notes had a face value of $92 million. Concurrent with the repurchase, the Company settled (i) a portion of the Call Options for proceeds of $105 million, which resulted in an additional loss of $2 million and (ii) a portion of the Warrants with payments of $75 million. The Warrants meet the definition of derivatives under the accounting guidance; however, these instruments have been determined to be indexed to the Company’s own common stock and, as such, the settlement has been recorded in stockholders’ equity on the Company’s Consolidated Balance Sheet. As a result of these transactions, the Company made net payments of

$167 million and incurred total losses of $11 million during the third quarter of 2010 and reduced the number of shares related to the Warrants to approximately 11 million as of September 30, 2010.

        Early Extinguishment of Debt

In connection with the early extinguishment of the term loan facility during the first quarter of 2010, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense during the first quarter of 2010 on the Company’s Consolidated Statement of Income. The Company incurred an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which is also included within interest expense on the Company’s Consolidated Statement of Income. The Company’s revolving foreign credit facility was paid down with a portion of the proceeds from the 7.375% senior unsecured notes. The remaining proceeds were used, in addition to borrowings under the Company’s revolving credit facility, to pay down the Company’s term loan facility.

In connection with the repurchase of a portion of the Convertible Notes and the settlement of the Call Options, the Company incurred a loss of $11 million during the third quarter of 2010, which is included within interest expense on the Company’s Consolidated Statement of Income.

        Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2010, the Company’s consolidated interest coverage ratio was 7.7 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2010, the Company’s consolidated leverage ratio was 1.9 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding Securitization Indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes, 7.375% senior unsecured notes and 5.75% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The Convertible Notes do not contain affirmative or negative covenants; however, the limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets and the events of default for the Company’s senior unsecured notes are applicable to such notes. Holders of the Convertible Notes have the right to require the Company to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if the Company’s common stock is no longer listed on a national securities exchange.

As of September 30, 2010, the Company was in compliance with all of the covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of September 30, 2010, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

        Maturities and Capacity

The Company’s outstanding debt as of September 30, 2010 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other		Total

Within 1 year	$187	$32		$219
Between 1 and 2 years	249	311	(*)	560
Between 2 and 3 years	318	11		329
Between 3 and 4 years	189	277		466
Between 4 and 5 years	162	12		174
Thereafter	510	1,358		1,868

	$1,615	$2,001		$3,616

(*)	Includes a liability of $168 million related to the Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2010, available capacity under the Company’s borrowing arrangements was as follows:

	Total Capacity	Outstanding Borrowings	Available Capacity

Securitized vacation ownership debt:
Term notes	$1,400	$1,400	$—
Bank conduit facility (a)	600	215	385

Total securitized vacation ownership debt (b)	$2,000	$1,615	$385

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	950	26	924
9.875% senior unsecured notes (due May 2014)	240	240	—
3.50% convertible notes (due May 2012)	289	289	—
7.375% senior unsecured notes (due March 2020)	247	247	—
5.75% senior unsecured notes (due February 2018)	247	247	—
Vacation rentals capital leases	120	120	—
Other	56	34	22

Total long-term debt	$2,947	$2,001	946

Less: Issuance of letters of credit (c)			28

			$918

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,874 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of September 30, 2010, the available capacity of $924 million was further reduced by $28 million for the issuance of letters of credit.

        Vacation Ownership Contract Receivables and Securitizations

The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company.

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30,	December 31,
	2010	2009

Securitized contract receivables, gross (a)	$2,709	$2,591
Securitized restricted cash (b)	140	133
Interest receivables on securitized contract receivables (c)	22	20
Other assets (d)	3	11

Total SPE assets (e)	2,874	2,755

Securitized term notes (f)	1,400	1,112
Securitized conduit facilities (f)	215	395
Other liabilities (g)	25	26

Total SPE liabilities	1,640	1,533

SPE assets in excess of SPE liabilities	$1,234	$1,222

(a)	Included in current ($251 million and $244 million as of September 30, 2010 and December 31, 2009, respectively) and non-current ($2,458 million and $2,347 million as of September 30, 2010 and December 31, 2009, respectively) vacation ownership contract receivables on the Company’s Consolidated Balance Sheets.

(b)	Included in other current assets ($75 million and $69 million as of September 30, 2010 and December 31, 2009, respectively) and other non-current assets ($65 million and $64 million as of September 30, 2010 and December 31, 2009, respectively) on the Company’s Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Company’s Consolidated Balance Sheets.

(d)	Primarily includes interest rate derivative contracts and related assets; included in other non-current assets on the Company’s Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $17 million and $20 million as of September 30, 2010 and December 31, 2009, respectively, related to securitized debt.

(f)	Included in current ($187 million and $209 million as of September 30, 2010 and December 31, 2009, respectively) and long-term ($1,428 million and $1,298 million as of September 30, 2010 and December 31, 2009, respectively) securitized vacation ownership debt on the Company’s Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($4 million as of both September 30, 2010 and December 31, 2009) and other non-current liabilities ($21 million and $22 million as of September 30, 2010 and December 31, 2009, respectively) on the Company’s Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $667 million and $860 million as of September 30, 2010 and December 31, 2009, respectively. A summary of such receivables and total vacation ownership SPE assets in excess of SPE liabilities and net of the allowance for loan losses, is as follows:

	September 30,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,234	$1,222
Non-securitized contract receivables	667	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(364)	(370)

Total, net	$1,537	$1,712

(*)	As of December 31, 2009, such receivables collateralized the Company’s secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

        Interest Expense

Interest expense incurred in connection with the Company’s non-securitized debt was $38 million and $110 million during the three and nine months ended September 30, 2010, respectively, and $37 million and $87 million during the three and nine months ended September 30, 2009, respectively. The Company also incurred a loss of $11 million during the third quarter of 2010 in connection with the repurchase of a portion of the Convertible Notes and the settlement of the Call Options, which is included within interest expense during the three and nine months ended September 30, 2010. Additionally, in connection with the early extinguishment of the term loan facility during the first quarter of 2010, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense during the nine months ended September 30, 2010. The Company also recorded an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which was also included within interest expense during the nine months ended September 30, 2010. Cash paid related to such interest expense was $80 million and $51 million during the nine months ended September 30, 2010 and 2009, respectively. Such amounts exclude cash payments related to early extinguishment of debt costs.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $2 million and $4 million during the three and nine months ended September 30, 2010, respectively, and $3 million and $8 million during the three and nine months ended September 30, 2009, respectively.

Cash paid related to consumer financing interest expense was $68 million and $83 million during the nine months ended September 30, 2010 and 2009, respectively.

8.	Fair Value

The guidance for fair value measurements requires disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
			Significant
	As of	Significant	Unobservable
	September 30,	Other Observable	Inputs
	2010	Inputs (Level 2)	(Level 3)

Assets:
Derivatives (a)
Convertible Notes related Call Options	$168	$—	$168
Interest rate contracts	8	8	—
Foreign exchange contracts	7	7	—
Securities available-for-sale (b)	6	—	6

Total assets	$189	$15	$174

Liabilities:
Derivatives (c)
Bifurcated Conversion Feature	$168	$—	$168
Interest rate contracts	34	34	—
Foreign exchange contracts	8	8	—

Total liabilities	$210	$42	$168

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.

(c)	Included in long-term debt, accrued expenses and other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 9—Derivative Instruments and Hedging

Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived from analyses obtained from third-party sources, such as market price provided by an independent third-party pricing service.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2010:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of January 1, 2010	$176	$(176)	$5
Change in fair value	77	(77)	—

Balance as of March 31, 2010	253	(253)	5
Change in fair value	(90)	90	—

Balance as of June 30, 2010	163	(163)	5
Convertible Notes activity (*)	(107)	107	—
Change in fair value	112	(112)	1

Balance as of September 30, 2010	$168	$(168)	$6

(*)	Represents the change in value related to the Company’s repurchase of a portion of its Bifurcated Conversion Feature and the settlement of a corresponding portion of the Call Options (see Note 7—Long-Term Debt and Borrowing Arrangements).

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

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$3,012	$2,788	$3,081	$2,809
Debt
Total debt (a)	3,616	3,759	3,522	3,405
Derivatives
Foreign exchange contracts (b)
Assets	7	7	3	3
Liabilities	(8)	(8)	(2)	(2)
Interest rate contracts (c)
Assets	8	8	5	5
Liabilities	(34)	(34)	(45)	(45)
Convertible Notes related Call Options
Assets	168	168	176	176

(a)	As of September 30, 2010 and December 31, 2009, includes $168 million and $176 million, respectively, related to the Bifurcated Conversion Feature liability.

(b)	Instruments are in net loss positions as of September 30, 2010 and in net gain positions as of December 31, 2009.

(c)	Instruments are in net loss positions as of September 30, 2010 and December 31, 2009.

The weighted average interest rate on outstanding vacation ownership contract receivables was 13.1% and 13.0% as of September 30, 2010 and December 31, 2009, respectively. The estimated fair value of the vacation ownership contract receivables as of September 30, 2010 and December 31, 2009 was approximately 93% and 91%, respectively, of the carrying value.

9.	Derivative Instruments and Hedging Activities

        Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The impact of the cash flow hedges did not have a material impact on the Company’s results of operations, financial position and cash flows during the three and nine months ended September 30, 2010. The fluctuations in the value of the freestanding forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of the freestanding forward contracts was a loss of $8 million and a loss of $11 million, which were included in operating expense on the Company’s Consolidated Statements of Income during the three and nine months ended September 30, 2010, respectively. The impact of the freestanding forward contracts was a loss of $9 million and a gain of $1 million, which were included in operating expense on the Company’s Consolidated Statements of Income during three and nine months ended September 30, 2009. The impact of the freestanding forward contracts was not material to the Company’s financial position or cash flows during the three and nine months ended September 30, 2010 and 2009. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the three and nine months ended September 30, 2010 and 2009 was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

        Interest Rate Risk

A portion of the debt used to finance the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded a net pre-tax gain of $2 million during nine months ended September 30, 2010, and a net pre-tax gain of $1 million and $21 million during the three and nine months ended September 30, 2009, respectively, to other comprehensive income. The pre-tax amount of gains or losses reclassified from other comprehensive income to consumer financing interest or interest expense resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was insignificant during the three and nine months ended September 30, 2010 and 2009. In connection with the early extinguishment of the term loan facility during the first quarter of 2010 (See Note 7—Long-Term Debt and Borrowing Arrangements), the Company effectively terminated the interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on the Company’s Consolidated Statement of Income during the nine months ended September 30, 2010. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The impact of the freestanding derivatives was a gain of $4 million and $11 million (of which $2 million and $6 million were included in consumer financing interest expense and $2 million and $5 million were included in interest expense) on the Company’s Consolidated Statements of Income during the three and nine months ended September 30, 2010, respectively, and a gain of $1 million and $4 million included in consumer financing interest expense on the Company’s Consolidated Statements of Income during the three and nine months ended September 30, 2009, respectively. The freestanding derivatives had an immaterial impact on the Company’s financial position and cash flows during the three and nine months ended September 30, 2010 and 2009.

The following table summarizes information regarding the Company’s derivative instruments as of September 30, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$22

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$8	Other non-current liabilities	$12
Foreign exchange contracts	Other current assets	7	Accrued exp. & other current liabs.	8
Convertible Notes related
Call Options (*)	Other non-current assets	168		—
Bifurcated Conversion Feature (*)		—	Long-term debt	168

Total derivatives not designated as hedging instruments		$183		$188

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$39

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$6
Foreign exchange contracts	Other current assets	3	Accrued exp. & other current liabs.	2
Convertible Notes related
Call Options (*)	Other non-current assets	176		—
Bifurcated Conversion Feature (*)		—	Long-term debt	176

Total derivatives not designated as hedging instruments		$184		$184

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

10.	Income Taxes

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

On July 15, 2010, the Company reached an agreement, along with Cendant, with the IRS that resolves and pays Cendant’s outstanding contingent tax liabilities relating to the examination of the federal income tax returns for Cendant’s taxable years 2003 through 2006. During September 2010, the Company received $10 million in payment from Cendant’s former real estate services business (“Realogy”), who were responsible for 62.5% of the liability as per the Separation Agreement, and paid $155 million for all such tax liabilities including the final interest payable to Cendant, who is the taxpayer. As a result, the Company’s accrual for outstanding Cendant contingent tax liabilities was $78 million as of September 30, 2010. Such amount was primarily related to legacy state and foreign tax issues. See Note 16—Separation Adjustments and Transactions with Former Parent and Subsidiaries for more detailed information.

The Company’s effective tax rate declined from 41% during both the third quarter of 2009 and the nine months ended September 30, 2009 to 34% during both the third quarter of 2010 and the nine months ended September 30, 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which the Company was able to realize based on certain changes in the Company’s tax profile, as well as the settlement of the IRS Examination.

The Company made cash income tax payments, net of refunds, of $70 million and $81 million during the nine months ended September 30, 2010 and 2009, respectively. Such payments exclude income tax related payments made to former Parent.

11.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business.

        Wyndham Worldwide Litigation

The Company is involved in claims and legal actions arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business—breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, privacy, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, tax claims and environmental claims.

The Company believes that it has adequately accrued for such matters with reserves of $37 million as of September 30, 2010. Such amount is exclusive of matters relating to the Company’s separation from its Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

12.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2010 are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2010, net of tax benefit of $32	$166	$(27)	$(1)	$138
Current period change	1	10 (*)	—	11

Balance, September 30, 2010, net of tax benefit of $39	$167	$(17)	$(1)	$149

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (see Note 7—Long-Term Debt and Borrowing Arrangements).

The components of accumulated other comprehensive income as of September 30, 2009 are as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, January 1, 2009, net of tax benefit of $72	$141	$(45)	$2	$98
Current period change	39	13	—	52

Balance, September 30, 2009, net of tax benefit of $35	$180	$(32)	$2	$150

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, RSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2010, 14.9 million shares remained available.

        Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2010 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance as of January 1, 2010	8.3		$9.60	2.1		$21.70
Granted	1.9	(b)	22.84	0.2	(b)	22.84
Vested/exercised	(2.8)		11.67	—		—
Canceled	(0.4)		11.19	—		—

Balance as of September 30, 2010 (a)	7.0	(c)	12.24	2.3	(d)	21.77

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $71 million as of September 30, 2010 which is expected to be recognized over a weighted average period of 2.5 years.

(b)	Primarily represents awards granted by the Company on February 24, 2010.

(c)	Approximately 6.7 million RSUs outstanding as of September 30, 2010 are expected to vest over time.

(d)	Approximately 1.3 million of the 2.3 million SSARs are exercisable as of September 30, 2010. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2010 had an intrinsic value of $18 million and have a weighted average remaining contractual life of 3.6 years.

On February 24, 2010, the Company approved grants of incentive equity awards totaling $43 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years.

The fair value of SSARs granted by the Company on February 24, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method”, as defined in Staff Accounting Bulletin 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the twelve-month target price of the Company’s stock on the date of the grant.

SSARs Issued on
February 24, 2010

Grant date fair value	$8.66
Grant date strike price	$22.84
Expected volatility	53.0%
Expected life	4.25 yrs.
Risk free interest rate	2.07%
Projected dividend yield	2.10%

        Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $9 million and $30 million during the three and nine months ended September 30, 2010, respectively, and $9 million and $28 million during the three and nine months ended September 30, 2009, respectively, related to the incentive equity awards granted by the Company. The Company recognized $4 million and $12 million of a net tax benefit during the three and nine months ended September 30, 2010, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. The Company recognized $4 million and $7 million of a net tax benefit during the three and nine months ended September 30, 2009, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the nine months ended September 30, 2010, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $11 million due to the vesting of RSUs and exercise of stock options. During March 2009, the Company utilized its APIC Pool related to the vesting of RSUs, which reduced the balance to $0. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs. As of December 31, 2009, the Company’s APIC Pool balance was $0.

        Incentive Equity Awards

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. On August 1, 2006, all 2 million converted RSUs vested and, as such, there are no converted RSUs outstanding as of such date. As of September 30, 2010, there were 2.9 million converted stock options.

As of September 30, 2010, the 2.9 million converted stock options outstanding had a weighted average exercise price of $35.85 a weighted average remaining contractual life of 1.3 years and all 2.9 million options were exercisable. There were 0.3 million outstanding “in-the-money” stock options, which had an aggregate intrinsic value of $1.8 million.

The Company withheld $23 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2010. Such amount is included in other, net within financing activities on the Consolidated Statement of Cash Flows.

14.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Company’s Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2010			2009
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA

Lodging	$203	$67		$183	$58
Vacation Exchange and Rentals	330	103	(c)	327	107
Vacation Ownership	533	123	(d)	508	104

Total Reportable Segments	1,066	293		1,018	269
Corporate and Other (a)(b)	(1)	30		(2)	(15)

Total Company	$1,065	323		$1,016	254

Depreciation and amortization		43			46
Interest expense		47	(e)		34
Interest income		(2)			(1)

Income before income taxes		$235			$175

(a)	Includes the elimination of transactions between segments.

(b)	Includes $52 million of a net benefit and $2 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets during the three months ended September 30, 2010 and 2009, respectively, and $23 million and $13 million of corporate costs during the three months ended September 30, 2010 and 2009, respectively.

(c)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of ResortQuest during September 2010.

(d)	Includes a non-cash impairment charge of $4 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

(e)	Includes $11 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the third quarter of 2010.

	Nine Months Ended September 30,
	2010			2009
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA (g)

Lodging	$525	$148	(c)	$511	$143
Vacation Exchange and Rentals	912	261	(d)	894	240
Vacation Ownership	1,483	310	(e)	1,437	255 (h)

Total Reportable Segments	2,920	719		2,842	638
Corporate and Other (a)(b)	(6)	(4)		(5)	(55)

Total Company	$2,914	715		$2,837	583

Depreciation and amortization		128			134
Interest expense		133	(f)		79
Interest income		(3)			(5)

Income before income taxes		$457			$375

(a)	Includes the elimination of transactions between segments.

(b)	Includes $51 million of a net benefit and $6 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets during the nine months ended September 30, 2010 and 2009, respectively, and $55 million and $49 million of corporate costs during the nine months ended September 30, 2010 and 2009, respectively.

(c)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of Tryp during June 2010.

(d)	Includes $4 million related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010 and $1 million related to costs incurred in connection with the Company’s acquisition of ResortQuest during September 2010.

(e)	Includes a non-cash impairment charge of $4 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

(f)	Includes $16 million of costs incurred for the early extinguishment of the Company’s revolving foreign credit facility and term loan facility during March 2010 and $11 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the third quarter of 2010.

(g)	Includes restructuring costs of $3 million, $6 million, $36 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the nine months ended September 30, 2009.

(h)	Includes a non-cash impairment charge of $8 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

15.	Restructuring

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2009, the Company recorded $46 million of incremental restructuring costs. During the nine months ended September 30, 2010, the Company reduced its liability with $9 million of cash payments. The remaining liability of $13 million is expected to be paid in cash; $12 million of facility-related by September 2017 and $1 million of personnel-related by December 2010.

Total restructuring costs by segment for the nine months ended September 30, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Terminations (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	20	14	1	36
Corporate	1	—	—	—	1

Total	$10	$21	$14	$1	$46

(a)	Represents severance benefits resulting from reductions of approximately 370 in staff. The Company formally communicated the termination of employment to all 370 employees, representing a wide range of employee groups. As of September 30, 2009, the Company had terminated all of these employees.

(b)	Primarily related to the termination of leases of certain sales offices.

(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.

(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of		Liability as of
	January 1,	Cash	September 30,
	2010	Payments	2010

Personnel-Related (*)	$3	$2	$1
Facility-Related	18	6	12
Contract Terminations	1	1	—

	$22	$9	$13

(*)	As of September 30, 2009, the Company had terminated all of the employees related to such costs.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining balance of liabilities assumed by the Company in connection with the Separation was $104 million and $310 million as of September 30, 2010 and December 31, 2009, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, July 31, 2006 (“Separation Date”), related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy could not otherwise satisfy such obligations to the extent they became due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, the letter of credit has been reduced three times, most recently to $133 million during September 2010. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

As of September 30, 2010, the $104 million of Separation related liabilities is comprised of $5 million for litigation matters, $78 million for tax liabilities, $16 million for liabilities of previously sold businesses of Cendant, $4 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $64 million is recorded in current due to former Parent and subsidiaries and $39 million is recorded in long-term due to former Parent and subsidiaries as of September 30, 2010 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of September 30, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of September 30, 2010, the Company had $10 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

Following is a discussion of the liabilities on which the Company issued guarantees.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. For each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of September 30, 2010.

•	Contingent tax liabilities Prior to the Separation, the Company and Realogy were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. The agreements with the IRS close the IRS examination for tax periods prior to the Separation Date. The agreements with the IRS also include a resolution with respect to the tax treatment of the

Company’s timeshare receivables, which resulted in the acceleration of unrecognized deferred tax liabilities as of the Separation Date. In connection with reaching agreement with the IRS to resolve the contingent federal tax liabilities at issue, the Company entered into an agreement with Realogy to clarify each party’s obligations under the tax sharing agreement. Under the agreement with Realogy, among other things, the parties specified that the Company has sole responsibility for taxes and interest associated with the acceleration of timeshare receivables income previously deferred for tax purposes, while Realogy will not seek any reimbursement for the loss of a step up in basis of certain assets.

During September 2010, the Company received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant, who is the taxpayer. The agreement with the IRS and the net payment of $145 million resulted in (i) the reversal of $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity during the third quarter of 2010; and (ii) the recognition of a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. As of September 30, 2010, the Company’s accrual for outstanding Cendant contingent tax liabilities was $78 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

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

        Securitized Conduit Facility

On October 1, 2010, the Company renewed its 364-day, non-recourse, securitized vacation ownership bank conduit facility with a term through September 2011. This facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $600 million. At the time of closing on October 1, 2010, the $600 million bank conduit facility had available capacity of $385 million.

        Dividend Declaration

On October 21, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share payable December 10, 2010 to shareholders of record as of November 24, 2010.

        Securitization Term Transaction

On October 21, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-3 Receivables Funding LLC, in the initial principal amount of $300 million. These borrowings bear interest at a weighted average coupon rate of 3.67% and are secured by vacation ownership contract receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may”, “expects”, “should”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, “continue”, or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this Report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended September 30, 2010 and 2009. During the first quarter of 2010, our vacation exchange and rentals business revised its operating statistics in order to improve transparency and comparability for our investors. The exchange revenue per member statistic has been expanded to capture member-related rentals and other servicing fees, which were previously included within our vacation rental statistics and other ancillary revenues. Vacation rental transactions and average net price per vacation rental statistics now include only European rental transactions. Prior period operating statistics have been updated to be comparable to the current presentation. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2010	2009	% Change

Lodging
Number of rooms (a)	605,700	590,900	3
RevPAR (b)	$37.14	$34.81	7
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,766	3,781	—
Exchange revenue per member (d)	$173.44	$173.90	—
Vacation rental transactions (in 000s) (e)(f)	322	264	22
Average net price per vacation rental (f)(g)	$500.31	$594.34	(16)
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$412,000	$366,000	13
Tours (j)	187,000	173,000	8
Volume Per Guest (“VPG”) (k)	$2,081	$1,944	7

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2010 and 2009 include 404 and 3,549 affiliated rooms, respectively. The Tryp hotel brand was acquired on June 30, 2010 and is, therefore, included in the number of rooms for the three months ended September 30, 2010.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day. Includes the impact from the acquisition of the Tryp hotel brand, which was acquired on June 30, 2010; therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related products and services.

(d)	Represents total revenue generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded each time a standard one-week rental is booked.

(f)	Includes the impact from the acquisition of Hoseasons, which was acquired on March 1, 2010; therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental decreased 8%.

(h)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before the net effect of percentage-of-completion accounting and loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended September 30 (in millions):

	2010	2009

Gross VOI sales	$412	$366
Less: WAAM sales (1)	(20)	—

Gross VOI sales, net of WAAM sales	392	366
Plus: Net effect of percentage-of-completion accounting	—	36
Less: Loan loss provision	(85)	(117)

Vacation ownership interest sales (2)	$308	$285

(1)	Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $3 million and $29 million during the three months ended September 30, 2010 and 2009, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

Our consolidated results are as follows:

	Three Months Ended September 30,
	2010	2009	Change

Net revenues	$1,065	$1,016	$49
Expenses	786	810	(24)

Operating income	279	206	73
Other income, net	(1)	(2)	1
Interest expense	47	34	13
Interest income	(2)	(1)	(1)

Income before income taxes	235	175	60
Provision for income taxes	79	71	8

Net income	$156	$104	$52

During the third quarter of 2010, our net revenues increased $49 million (5%) principally due to:

•	a $32 million decrease in our provision for loan losses primarily due to improved portfolio performance and mix, partially offset by the impact to the provision from higher gross VOI sales;

•	a $26 million increase in gross sales of VOIs, net of WAAM sales, primarily reflecting an increase in tour flow and VPG;

•	a $20 million increase in net revenues in our lodging business primarily due to an increase in RevPAR, other franchise fees and ancillary revenues;

•	a favorable impact of $12 million due to commissions earned on VOI sales under our WAAM;

•	$8 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management; and

•	a $4 million increase in net revenues from rental transactions and related services at our vacation exchange and rentals business primarily due to incremental revenues contributed from the March 2010 acquisition of Hoseasons and higher average net price per vacation rental, partially offset by an unfavorable impact of foreign exchange movements of $14 million.

Such increases were partially offset by (i) a decrease of $36 million as a result of the absence of the recognition of revenues previously deferred under the percentage-of-completion (“POC”) method of accounting due to operational changes that we made at our vacation ownership business to eliminate the impact of deferred revenues and (ii) a $16 million decrease in ancillary revenues at our vacation ownership business primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010.

Total expenses decreased $24 million (3%) principally reflecting:

•	a $52 million net benefit recorded during the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006 on July 15, 2010;

•	$15 million primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010;

•	a decrease of $14 million of expenses related to the absence of the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	$12 million of decreased costs at our vacation ownership business due to lower employee and other related expenses and decreased marketing expenses due to the change in tour mix;

•	the favorable impact of $9 million from foreign currency translation on expenses at our vacation exchange and rentals business;

•	an $8 million decrease in consumer financing interest expenses primarily related to a decrease in interest rates, partially offset by higher average borrowings on our securitized debt facilities; and

•	the favorable impact of $3 million from foreign exchange transactions and foreign exchange hedging contracts at our vacation exchange and rentals business.

These decreases were partially offset by:

•	$14 million of increased costs at our lodging business primarily associated with ancillary services provided to franchisees and a strategic initiative to grow reservation contribution;

•	$11 million of higher sales commission costs resulting from increased gross VOI sales and rates;

•	$10 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory;

•	$10 million of higher corporate costs primarily related to the unfavorable impact from foreign exchange hedging contracts, higher data security and IT costs and the funding of the Wyndham charitable foundation;

•	$9 million of higher costs at our vacation ownership business related to our WAAM;

•	$7 million of increased costs at our vacation exchange and rentals business driven by higher value added taxes, as well as the timing of certain expenses;

•	$7 million of incremental property management expenses at our vacation ownership business primarily associated with the growth in the number of units under management;

•	$7 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$5 million of increased deed recording costs at our vacation ownership business;

•	a non-cash charge of $4 million recorded at our vacation ownership business during the third quarter of 2010 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans;

•	$4 million of incremental costs at our vacation exchange and rentals business contributed from our acquisition of Hoseasons; and

•	$3 million of increased costs at our vacation ownership business related to our total membership marketing program.

Other income, net decreased $1 million during the third quarter of 2010 compared to the same period during 2009. Interest expense increased $13 million during the third quarter of 2010 compared with the same period during 2009 primarily as a result of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the third quarter of 2010. Interest income increased $1 million during the third quarter of 2010 compared with the same period during 2009 due to higher interest earned as a result of higher average invested cash balances. Our effective tax rate declined from 41% during the third quarter of 2009 to 34% during the third quarter of 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS Examination.

As a result of these items, our net income increased $52 million (50%) as compared to the third quarter of 2009.

During 2010, we expect:

•	net revenues of approximately $3.7 billion to $4.0 billion;

•	depreciation and amortization of approximately $180 million to $185 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $135 million to $145 million.

Following is a discussion of the results of each of our segments, other income, net and interest expense/income:

	Net Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change

Lodging	$203	$183	11	$67	$58	16
Vacation Exchange and Rentals	330	327	1	103	107	(4)
Vacation Ownership	533	508	5	123	104	18

Total Reportable Segments	1,066	1,018	5	293	269	9
Corporate and Other (a)	(1)	(2)	*	30	(15)	*

Total Company	$1,065	$1,016	5	323	254	27

Less: Depreciation and amortization				43	46
Interest expense				47	34
Interest income				(2)	(1)

Income before income taxes				$235	$175

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $20 million (11%) and $9 million (16%), respectively, during the third quarter of 2010 compared to the third quarter of 2009 primarily reflecting an increase in RevPAR and other franchise fees.

On June 30, 2010, we acquired the Tryp hotel brand, which resulted in the addition of 92 hotels and approximately 13,200 rooms in Europe and South America. Such acquisition contributed incremental revenues and EBITDA of $2 million and $1 million, respectively.

Excluding the impact of this acquisition, net revenues increased $18 million reflecting:

•	a $7 million increase in royalty, marketing and reservation revenues primarily due to a domestic RevPAR increase of 7% as a result of increased occupancy;

•	a $4 million increase in other franchise fees principally related to termination fees; and

•	a $10 million net increase in ancillary revenue primarily associated with additional services provided to franchisees.

Such increases were partially offset by $3 million of lower reimbursable revenues recorded by our hotel management business primarily related to payroll costs that we pay on behalf of hotel owners, for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a lower number of hotels under management during the first two months of the quarter.

EBITDA further reflects (i) $12 million of increased costs primarily associated with ancillary services provided to franchisees and (ii) $2 million of costs incurred during 2010 relating to our strategic initiative to grow reservation contribution.

As of September 30, 2010, we had approximately 7,150 properties and 605,700 rooms in our system. Additionally, our hotel development pipeline included approximately 930 hotels and approximately 107,500 rooms, of which 47% were international and 54% were new construction as of September 30, 2010.

We expect net revenues of approximately $640 million to $680 million during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	RevPAR to be flat to up 3%; and

•	number of rooms (including Tryp) to increase 3-5%.

Vacation Exchange and Rentals

Net revenues increased $3 million (1%) and EBITDA decreased $4 million (4%), respectively, during the third quarter of 2010 compared with the third quarter of 2009. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $14 million and $5 million, respectively. Net revenues from rental transactions and related services increased $4 million, which includes $9 million generated from our acquisition of Hoseasons. Exchange and related service revenues decreased $1 million primarily due to lower travel service fees. EBITDA further reflects $8 million of increased operating expenses and $4 million of incremental costs contributed from our acquisition of Hoseasons, partially offset by the favorable impact from foreign exchange transactions and foreign exchange hedging contracts of $3 million.

On September 30, 2010, we acquired ResortQuest, which resulted in the addition of approximately 6,000 vacation rental properties in the United States. Our vacation exchange and rentals business now offers its leisure travelers access to more than 85,000 vacation properties worldwide.

Net revenues generated from rental transactions and related services increased $4 million (3%) during the third quarter of 2010 compared to the same period during 2009. The acquisition of Hoseasons during March 2010 contributed incremental net revenues and EBITDA of $9 million and $5 million, respectively. Excluding the impact from the Hoseasons acquisition and the unfavorable impact of foreign exchange movements of $14 million, net revenues generated from rental transactions and related services increased $9 million (6%) during the third quarter of 2010. Such increase was driven by a 7% increase in average net price per vacation rental primarily resulting from (i) favorable pricing on bookings made close to arrival dates at our Landal business, (ii) higher pricing at our U.K. and France destinations through our U.K. cottage business and (iii) a $5 million increase primarily related to a reclassification of third-party sales commission fees, which were misclassified as contra revenue in prior periods, from revenue to operating expenses. Such impact was partially offset by a 1% decrease in rental transaction volume during the third quarter of 2010 driven by lower volume at our Novasol business primarily due to the timing of bookings year on year.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $1 million (1%) during the third quarter of 2010 compared to the same period during 2009 primarily resulting from lower travel service fees due to the outsourcing of our European travel services to a third-party provider during the first quarter of 2010. Average number of members and revenue generated per member both remained relatively flat during the third quarter of 2010. The impact on revenue generated per member from lower travel service fees was offset by the impact of a $2 million increase related to a reclassification of third-party credit card processing fees, which were misclassified as contra revenue in prior periods, from revenue to operating expenses. Foreign exchange movements did not have a material impact on exchange and related service revenues.

EBITDA further reflects an increase in expenses of $3 million (1%) primarily driven by:

•	$7 million of increased operating expenses driven by higher value added taxes, as well as the timing of certain expenses;

•	$7 million primarily resulting from a reclassification of third-party sales commission fees and credit card processing fees, which were misclassified as contra revenue in prior periods, from revenue to operating expenses; and

•	$1 million of costs incurred in connection with our acquisition of ResortQuest.

Such increases were partially offset by (i) the favorable impact of foreign currency translation on expenses of $9 million and (ii) the favorable impact of $3 million from foreign exchange transactions and foreign exchange hedging contracts.

We expect net revenues of approximately $1.1 billion to $1.2 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	vacation rental transactions to increase 20-23% and average net price per vacation rental to decrease 12-15% primarily reflecting increased volumes at lower rental yields from our Hoseasons and ResortQuest acquisitions; and

•	average number of members as well as exchange revenue per member to be flat.

Vacation Ownership

Net revenues and EBITDA increased $25 million (5%) and $19 million (18%), respectively, during the third quarter of 2010 compared with the third quarter of 2009.

The increase in net revenues during the third quarter of 2010 primarily reflects a decline in our provision for loan losses, an increase in gross VOI sales, higher revenues associated with property management and commissions earned on VOI sales under our newly implemented WAAM (see description of WAAM below), partially offset by the absence of the recognition of previously deferred revenues during the third quarter of 2009 and lower ancillary revenues. The increase in EBITDA during the third quarter of 2010 further reflects the absence of expenses related to the recognition of previously deferred revenues during the third quarter of 2009, lower consumer financing interest expense and decreased employee-related, marketing and litigation expenses, partially offset by higher sales commission costs, increased costs associated with maintenance fees on unsold inventory, higher property management and WAAM related expenses, higher cost of VOI sales and increased deed recording costs.

Gross sales of VOIs, net of WAAM sales, at our vacation ownership business increased $26 million (7%) during the third quarter of 2010 compared to the same period during 2009, driven principally by an 8% increase in tour flow and a 7% increase in VPG. Tour flow was positively impacted by better penetration into our existing owner base and stronger outreach to new owners, partially offset by the closure of 5 sales offices after the second quarter of 2009 primarily related to our organizational realignment initiatives. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during the third quarter of 2010 as compared to the same period during 2009 as a result of changes in the mix of tours. Our provision for loan losses declined $32 million during the third quarter of 2010 as compared to the third quarter of 2009. Such decline includes (i) $27 million primarily related to improved portfolio performance and mix during the third quarter of 2010 as compared to the same period during 2009, partially offset by the impact to the provision from higher gross VOI sales, and (ii) a $5 million impact on our provision for loan losses from the absence of the recognition of revenue previously deferred under the POC method of accounting during the third quarter of 2009. Such favorability was partially offset by a $16 million decrease in ancillary revenues primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010.

In addition, net revenues and EBITDA comparisons were favorably impacted by $12 million and $3 million, respectively, during the third quarter of 2010 due to commissions earned on VOI sales of $20 million under our WAAM. During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business. The commission revenue earned on these sales is included in service fees and membership revenues on the Consolidated Statement of Income.

Under the POC method of accounting, a portion of the total revenues associated with the sale of a VOI is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues are recognized in future periods as construction of the vacation resort progresses. There was no impact from the POC method of accounting during the third quarter of 2010 as compared to the recognition of $36 million of previously deferred revenues during the third quarter of 2009. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $31 million (including the impact of the provision for loan losses) and $17 million, respectively, as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during the remainder of 2010 on net revenues or EBITDA due to the POC method of accounting as all such previously deferred revenues were recognized during 2009. We made operational changes to eliminate additional deferred revenues during the remainder of 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $8 million and $1 million, respectively, during the third quarter of 2010 primarily due to growth in the number of units under management, partially offset in EBITDA by increased costs associated with such growth in the number of units under management.

Net revenues were unfavorably impacted by $1 million and EBITDA was favorably impacted by $7 million during the third quarter of 2010 due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, which was more than offset in EBITDA by lower interest costs during the third quarter of 2010 as compared to the third quarter of 2009. We incurred interest expense of $27 million on our securitized debt at a weighted average interest rate of 6.5% during the third quarter of 2010 compared to $35 million at a weighted average interest rate of 8.8% during the third quarter of 2009. Our net interest income margin increased from 68% during the third quarter of 2009 to 75% during the third quarter of 2010 due to (i) a 224 basis point decrease in our weighted average interest rate and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $62 million of increased average borrowings on our securitized debt facilities.

In addition, EBITDA was negatively impacted by $12 million (5%) of increased expenses, exclusive of lower interest expense on our securitized debt, higher property management expenses and WAAM related expenses, primarily resulting from:

•	$11 million of higher sales commission costs resulting from increased gross VOI sales and rates;

•	$10 million of increased costs associated with maintenance fees on unsold inventory;

•	$7 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$5 million of increased deed recording costs;

•	a non-cash charge of $4 million recorded during the third quarter of 2010 to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans; and

•	$3 million of increased costs related to our trial membership marketing program.

Such increases were partially offset by:

•	$15 million primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010;

•	$7 million of decreased employee and other related expenses; and

•	$5 million of decreased marketing expenses due to the change in tour mix.

We expect net revenues of approximately $1.9 billion to $2.1 billion during 2010. In addition, as compared to 2009, we expect our operating statistics during 2010 to perform as follows:

•	gross VOI sales to be up 7-9%;

•	tours to increase 2-4%; and

•	VPG to increase 10-14%.

Corporate and Other

Corporate and Other expenses decreased $44 million during the third quarter of 2010 compared to the same period during 2009 resulting from (i) a $52 million net benefit recorded during the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006 on July 15, 2010 and (ii) the absence of a $2 million net expense recorded during the third quarter of 2009 related to the resolution of and adjustment to certain contingent liabilities and assets.

Such benefit was partially offset by:

•	$3 million of unfavorable impact from foreign exchange hedging contracts;

•	$3 million of higher data security and IT costs; and

•	$2 million of funding of the Wyndham charitable foundation.

Other Income, Net

Other income, net decreased $1 million during the three months ended September 30, 2010 as compared to the same period in 2009. Such amount is included within our segment EBITDA results.

Interest Expense/Interest Income/Provision for Income Taxes

Interest expense increased $13 million during the three months ended September 30, 2010 compared with the same period during 2009 as a result of:

•	$11 million of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the third quarter of 2010;

•	a $1 million increase in interest incurred on our long-term debt facilities, primarily related to our February 2010 and September 2010 debt issuances, partially offset by lower interest incurred on our revolving foreign credit facility which was paid down and terminated during March 2010; and

•	a $1 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory.

Interest income increased $1 million during the third quarter of 2010 compared with the same period during 2009 due to higher interest earned as a result of higher average invested cash balances.

Our effective tax rate declined from 41% during the third quarter of 2009 to 34% during the third quarter of 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS Examination.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

Our consolidated results are as follows:

	Nine Months Ended September 30,
	2010	2009	Change

Net revenues	$2,914	$2,837	$77
Expenses	2,333	2,392	(59)

Operating income	581	445	136
Other income, net	(6)	(4)	(2)
Interest expense	133	79	54
Interest income	(3)	(5)	2

Income before income taxes	457	375	82
Provision for income taxes	157	155	2

Net income	$300	$220	$80

During the nine months ended September 30, 2010, our net revenues increased $77 million (3%) principally due to:

•	an $88 million decrease in our provision for loan losses primarily due to improved portfolio performance and mix, partially offset by the impact to the provision from higher gross VOI sales;

•	an $82 million increase in gross sales of VOIs, net of WAAM sales, reflecting an increase in VPG, partially offset by the planned reduction in tour flow;

•	$23 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management;

•	a favorable impact of $22 million due to commissions earned on VOI sales under our WAAM;

•	a $19 million increase in net revenues from rental transactions and related services at our vacation exchange and rentals business due to incremental revenues contributed from the March 2010 acquisition of Hoseasons and higher average net price per vacation rental, partially offset by an unfavorable impact of foreign exchange movements of $14 million; and

•	a $14 million increase in net revenues in our lodging business primarily due to an increase in international rooms and ancillary revenues, partially offset by lower reimbursable revenues;

Such increases were partially offset by:

•	a decrease of $140 million as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting due to operational changes that we made at our vacation ownership business to eliminate the impact of deferred revenues;

•	a $22 million decrease in ancillary revenues at our vacation ownership business primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010; and

•	a $7 million decline in consumer financing revenues due to a decline in our contract receivable portfolio.

Total expenses decreased $59 million (2%) principally reflecting:

•	a decrease of $55 million of expenses related to the absence of the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	a $51 million net benefit recorded during the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006 on July 15, 2010;

•	the absence of $46 million of costs due to organizational realignment initiatives across our businesses (see Restructuring Plan for more details);

•	a $22 million decrease in consumer financing interest expenses primarily related to lower average borrowings on our securitized debt facilities and a decrease in interest rates;

•	$22 million of lower marketing-related expenses primarily at our lodging business resulting from lower marketing overhead as well as the timing of certain spend and our vacation ownership business due to the change in tour mix;

•	the favorable impact of $14 million at our vacation exchange and rentals business from foreign exchange transactions and foreign exchange hedging contracts;

•	$11 million of decreased expenses related to our non-core vacation ownership businesses;

•	$11 million primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010;

•	$7 million of decreased payroll costs paid on behalf of hotel owners in our lodging business;

•	the absence of a $6 million net expense recorded during 2009 related to the resolution of and adjustment to certain contingent liabilities and assets;

•	$5 million of lower volume-related and marketing costs at our vacation exchange and rentals business;

•	$4 million of lower non-cash charges to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans;

•	$4 million of lower bad debt expense at our vacation exchange and rentals business; and

•	the favorable impact of foreign currency translation on expenses of $4 million at our vacation exchange and rentals business.

These decreases were partially offset by:

•	$33 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$30 million of increased employee and other related expenses at our vacation ownership business primarily related to higher sales commission costs resulting from increased VOI sales and rates;

•	$26 million of increased costs at our lodging business primarily associated with additional services provided to franchisees and our strategic initiative to grow reservation contribution;

•	$19 million of incremental property management expenses at our vacation ownership business primarily associated with the growth in the number of units under management;

•	$19 million of increased litigation expenses primarily at our vacation ownership business;

•	$16 million of higher costs at our vacation ownership business related to our WAAM;

•	$15 million of costs incurred at our vacation exchange and rentals business in connection with our acquisition of Hoseasons;

•	$13 million of increased deed recording costs at our vacation ownership business;

•	$10 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory;

•	$7 million of increased costs at our vacation exchange and rentals business primarily related to increased operating expenses driven by higher value added taxes;

•	$7 million of higher bad debt expenses at our lodging business primarily attributable to receivables relating to terminated franchisees that are no longer operating a hotel under one of our 12 brands; and

•	$6 million of higher corporate costs primarily related to higher data security and IT costs, employee-related fees and the funding of the Wyndham charitable foundation, partially offset by the favorable impact from foreign exchange hedging contracts.

Other income, net increased $2 million during the nine months ended September 30, 2010 compared to the same period during 2009 primarily as a result of increased ancillary income related to real estate holdings at our vacation ownership business. Interest expense increased $54 million during the nine months ended September 30, 2010 compared with the same period during 2009 primarily as a result of (i) higher interest on our long-term debt facilities, primarily related to our 2010 and May 2009 debt issuances, (ii) $16 million of early extinguishment costs incurred during the first quarter of 2010 primarily related to our effective termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income and (iii) $11 million of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the third quarter of 2010. Interest income decreased $2 million during the nine months ended September 30, 2010 compared with the same period during 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments. Our effective tax rate declined from 41% during the nine months ended September 30, 2009 to 34% during the nine months ended September 30, 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS Examination.

As a result of these items, our net income increased $80 million (36%) as compared to the nine months ended September 30, 2009.

Following is a discussion of the results of each of our segments, other income, net and interest expense/income:

	Net Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change

Lodging	$525	$511	3	$148	$143	3
Vacation Exchange and Rentals	912	894	2	261	240	9
Vacation Ownership	1,483	1,437	3	310	255	22

Total Reportable Segments	2,920	2,842	3	719	638	13
Corporate and Other (a)	(6)	(5)	*	(4)	(55)	*

Total Company	$2,914	$2,837	3	715	583	23

Less: Depreciation and amortization				128	134
Interest expense				133	79
Interest income				(3)	(5)

Income before income taxes				$457	$375

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $14 million (3%) and $5 million (3%), respectively, during the nine months ended September 30, 2010 compared to the same period during 2009 primarily reflecting an increase in rooms, as well as lower marketing-related expenses, partially offset by higher bad debt expense and costs incurred during 2010 relating to our strategic initiative to grow reservation contribution.

On June 30, 2010, we acquired the Tryp hotel brand, which resulted in the addition of 92 hotels and approximately 13,200 rooms in Europe and South America. Such acquisition contributed incremental revenues and EBITDA of $2 million and $1 million, respectively.

Excluding the impact of this acquisition, net revenues increased $12 million reflecting (i) $3 million of increased royalty, marketing and reservation revenues resulting from an 8% increase in international rooms; and (ii) a $16 million net increase in ancillary revenue primarily associated with additional services provided to franchisees. Such increases were partially offset by $7 million of lower reimbursable revenues recorded by our hotel management business.

The $7 million of lower reimbursable revenues recorded by our hotel management business primarily relates to payroll costs that we pay on behalf of hotel owners, for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA. Such amount decreased as a result of a lower number of hotels under management during the first eight months of the year.

EBITDA further reflects:

•	$22 million of increased costs primarily associated with ancillary services provided to franchisees and to enhance the international infrastructure to support our growth strategies;

•	$7 million of higher bad debt expense which is primarily attributable to receivables relating to terminated franchisees that are no longer operating a hotel under one of our 12 brands; and

•	$4 million of costs incurred during 2010 relating to our strategic initiative to grow reservation contribution.

Such increased costs were offset by (i) a decrease of $15 million in marketing-related expenses primarily due to lower marketing overhead as well as the timing of certain spend and (ii) the absence of $3 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

Vacation Exchange and Rentals

Net revenues and EBITDA increased $18 million (2%) and $21 million (9%), respectively, during the nine months ended September 30, 2010 compared with the same period during 2009. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $9 million and $5 million, respectively. The increase in net revenues primarily reflects a $19 million increase in net revenues from rental transactions and related services, which includes $23 million generated from the acquisition of Hoseasons. EBITDA further reflects the favorable impact of $14 million from foreign exchange transactions and foreign exchange hedging contracts, the absence of $6 million of costs recorded during the nine months ended September 30, 2009 relating to organizational realignment initiatives and $5 million of lower volume-related and marketing expenses, partially offset by $15 million of incremental costs incurred from our acquisition of Hoseasons and $8 million of higher operating expenses.

On September 30, 2010, we acquired ResortQuest, which resulted in the addition of approximately 6,000 vacation rental properties in the United States. Our vacation exchange and rentals business now offers its leisure travelers access to more than 85,000 vacation properties worldwide.

Net revenues generated from rental transactions and related services increased $19 million (5%) during the nine months ended September 30, 2010 compared with the same period during 2009. The acquisition of Hoseasons during March 2010 contributed incremental net revenues and EBITDA of $23 million and $8 million, respectively. Excluding the impact from the Hoseasons acquisition and the unfavorable impact of foreign exchange movements of $14 million, net revenues generated from rental transactions and related services increased $10 million (3%) during the nine months ended September 30, 2010 driven by a 4% increase in average net price per vacation rental resulting from (i) favorable pricing on bookings made close to arrival dates at our Landal business, (ii) higher pricing at our U.K. and France destinations through our U.K. cottage business, (iii) increased commissions on new properties at our U.K. cottage business and (iv) a $5 million increase primarily related to a reclassification of third-party sales commission fees, which were misclassified as contra revenue in prior periods, from revenue to operating expenses. Such impact was partially offset by a 1% decrease in rental transaction volume driven by lower volume at our Landal GreenParks business as we believe that poor weather conditions negatively impacted vacation stays during 2010.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $1 million during the nine months ended September 30, 2010 compared with the same period during 2009. Excluding the favorable impact of foreign exchange movements of $5 million, exchange and related service revenues decreased $6 million (1%) driven by a 1% decrease in the average number of members primarily due to lower enrollments from affiliated resort developers during 2010. Exchange revenue per member remained relatively flat as the impact from lower travel services fees due to the outsourcing of our European travel services to a third-party provider during the first quarter of 2010 was offset by higher exchange and points transaction revenues resulting from favorable pricing and the impact of a $2 million increase related to a reclassification of third-party credit card processing fees, which were misclassified as contra revenue in prior periods, from revenue to operating expenses.

EBITDA further reflects a decrease in expenses of $18 million (3%) primarily driven by:

•	the favorable impact of $14 million from foreign exchange transactions and foreign exchange hedging contracts;

•	the absence of $6 million of costs recorded during the nine months ended September 30, 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$5 million of lower volume-related and marketing costs;

•	$4 million of lower bad debt expenses; and

•	the favorable impact of foreign currency translation on expenses of $4 million.

Such decreases were partially offset by:

•	$7 million of increased operating expenses, which includes higher value added taxes;

•	$7 million primarily resulting from a reclassification of third-party sales commission fees and credit card processing fees, which were misclassified as contra revenue in prior periods, from revenue to operating expenses; and

•	$1 million of costs incurred in connection with our acquisition of ResortQuest.

Vacation Ownership

Net revenues and EBITDA increased $46 million (3%) and $55 million (22%), respectively, during the nine months ended September 30, 2010 compared with the same period during 2009.

The increase in net revenues during the nine months ended September 30, 2010 primarily reflects a decline in our provision for loan losses, an increase in gross VOI sales, higher revenues associated with property management and commissions earned on VOI sales under our newly implemented WAAM, partially offset by the absence of the recognition of previously deferred revenues during the nine months ended September 30, 2009 and lower ancillary revenues. The increase in EBITDA during the nine months ended September 30, 2010 further reflects the absence of expenses related to the recognition of previously deferred revenues during the nine months ended September 30, 2009, the absence of costs related to organizational realignment initiatives, lower consumer financing interest expense, lower marketing expenses and a decline in non-cash impairment charges, partially offset by increased cost of VOI sales, higher employee-related costs, an increase in property management expenses, higher litigation expenses, WAAM related expenses, higher deed recording costs and increased costs associated with maintenance fees on unsold inventory.

Gross sales of VOIs, net of WAAM sales, at our vacation ownership business increased $82 million (8%) during the nine months ended September 30, 2010 compared to the same period during 2009, driven principally by an increase of 16% in VPG. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during nine months ended September 30, 2010 as compared to the same period during 2009 as a result of changes in the mix of tours. Tour flow remained flat as the favorable impact from growth in our in-house sales programs was offset by the negative impact of the closure of over 25 sales offices during 2009 primarily related to our organizational realignment initiatives. Our provision for loan losses declined $88 million during the nine months ended September 30, 2010 as compared to the same period during 2009. Such decline includes (i) $69 million primarily related to improved portfolio performance and mix during the nine months ended September 30, 2010 as compared to the same period during 2009, partially offset by the impact to the provision from higher gross VOI sales, and (ii) a $19 million impact on our provision for loan losses from the absence of the recognition of revenue previously deferred under the POC method of accounting during the nine months ended September 30, 2009. Such favorability was partially offset by a $22 million decrease in ancillary revenues primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010.

In addition, net revenues and EBITDA comparisons were favorably impacted by $22 million and $6 million, respectively, during the nine months ended September 30, 2010 due to commissions earned on VOI sales of $37 million under our WAAM. During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business. The commission revenue earned on these sales is included in service fees and membership revenues on the Consolidated Statement of Income.

Under the POC method of accounting, a portion of the total revenues associated with the sale of a VOI is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues are recognized in future periods as construction of the vacation resort progresses. There was no impact from the POC method of accounting during the nine months ended September 30, 2010 as compared to the recognition of $140 million of previously deferred revenues during the nine months ended September 30, 2009. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $120 million (including the impact of the provision for loan losses) and $65 million, respectively, as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during the remainder of 2010 on net revenues or EBITDA due to the POC method of accounting as all such previously deferred revenues were recognized during 2009. We made operational changes to eliminate additional deferred revenues during the remainder of 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $23 million and $4 million, respectively, during the nine months ended September 30, 2010 primarily due to growth in the number of units under management, partially offset in EBITDA by increased costs associated with such growth in the number of units under management.

Net revenues were unfavorably impacted by $7 million and EBITDA was favorably impacted by $15 million during the nine months ended September 30, 2010 due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, more than offset in EBITDA by lower interest costs during the nine months ended September 30, 2010 as compared to the same period during 2009. We incurred interest expense of $80 million on our securitized debt at a weighted average interest rate of 7.2% during the nine months ended September 30, 2010 compared to $102 million at a weighted average interest rate of 8.2% during the nine months ended September 30, 2009. Our net interest income margin increased from 69% during the nine months ended September 30, 2009 to 75% during the nine months ended September 30, 2010 due to:

•	a 100 basis point decrease in our weighted average interest rate;

•	$134 million of decreased average borrowings on our securitized debt facilities; and

•	higher weighted average interest rates earned on our contract receivable portfolio.

In addition, EBITDA was negatively impacted by $33 million (4%) of increased expenses, exclusive of lower interest expense on our securitized debt, higher property management expenses and WAAM related expenses, primarily resulting from:

•	$33 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$30 million of increased employee and other related expenses primarily due to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$19 million of increased litigation expenses;

•	$13 million of increased deed recording costs; and

•	$10 million of increased costs associated with maintenance fees on unsold inventory.

Such increases were partially offset by:

•	the absence of $36 million of costs recorded during the nine months ended September 30, 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$11 million of decreased expenses related to our non-core businesses;

•	$11 million primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third quarter of 2010;

•	$7 million of decreased marketing expenses due to the change in tour mix; and

•	$4 million of lower non-cash charges to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans.

Corporate and Other

Corporate and Other expenses decreased $52 million during the nine months ended September 30, 2010 compared to the same period during 2009 primarily resulting from:

•	a $51 million net benefit recorded during 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006 on July 15, 2010;

•	the absence of a $6 million net expense recorded during 2009 related to the resolution of and adjustment to certain contingent liabilities and assets;

•	$5 million of favorable impact from foreign exchange hedging contracts;

•	$2 million resulting from the absence of severance recorded during 2009; and

•	the absence of $1 million of costs recorded during 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such decreases were partially offset by:

•	$6 million of higher data security and IT costs;

•	$4 million of funding of the Wyndham charitable foundation; and

•	$4 million of employee related expenses.

Other Income, Net

Other income, net increased $2 million during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily as a result of increased ancillary income related to real estate holdings at our vacation ownership business. Such amounts are included within our segment EBITDA results.

Interest Expense/Interest Income/Provision for Income Taxes

Interest expense increased $54 million during the nine months ended September 30, 2010 compared with the same period during 2009 as a result of:

•	a $23 million increase in interest incurred on our long-term debt facilities, primarily related to our May 2009, February 2010 and September 2010 debt issuances;

•	our termination of an interest rate swap agreement related to the early extinguishment of our term loan facility during the first quarter of 2010, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income;

•	$11 million of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the third quarter of 2010;

•	a $4 million decrease in capitalized interest at our vacation ownership business due to lower development of vacation ownership inventory; and

•	an additional $2 million of costs, which are included within interest expense on our Consolidated Statement of Income, recorded during the first quarter of 2010 in connection with the early extinguishment of our term loan and revolving foreign credit facilities.

Interest income decreased $2 million during the nine months ended September 30, 2010 compared with the same period during 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

Our effective tax rate declined from 41% during the nine months ended September 30, 2009 to 34% during the nine months ended September 30, 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS Examination.

RESTRUCTURING PLAN

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. As a result, we recorded $46 million in restructuring costs during the nine months ended September 30, 2009. Such strategic realignment initiatives included:

Lodging

The operational realignment of our lodging business enhanced its global franchisee services, promoted more efficient channel management to further drive revenue at franchised locations and managed properties and positioned the Wyndham brand appropriately and consistently in the marketplace. As a result of these changes, we recorded costs of $3 million during the nine months ended September 30, 2009 primarily related to the elimination of certain positions and the related severance benefits and outplacement services that were provided for impacted employees.

Vacation Exchange and Rentals

Our strategic realignment in our vacation exchange and rentals business streamlined exchange operations primarily across its international businesses by reducing management layers to improve regional accountability. As a result of these initiatives, we recorded restructuring costs of $6 million during nine months ended September 30, 2009.

Vacation Ownership

Our vacation ownership business refocused its sales and marketing efforts by closing the least profitable sales offices and eliminating marketing programs that were producing prospects with lower credit quality. Consequently, we decreased the level of timeshare development, reduced our need to access the asset-backed securities market and enhanced cash flow. Such realignment included the elimination of certain positions, the termination of leases of certain sales offices, the termination of development projects and the write-off of assets related to the sales offices and cancelled development projects. These initiatives resulted in costs of $36 million during the nine months ended September 30, 2009.

Corporate and Other

We identified opportunities at our corporate business to reduce costs by enhancing organizational efficiency and consolidating and rationalizing existing processes. As a result, we recorded $1 million in restructuring costs during the nine months ended September 30, 2009.

Total Company

During the nine months ended September 30, 2009, as a result of these strategic realignments, we recorded $46 million, of incremental restructuring costs related to such realignments, including a reduction of approximately 370 employees. During the nine months ended September 30, 2010, we reduced our liability with $9 million of cash payments. The remaining liability of $13 million as of September 30, 2010 is expected to be paid in cash; $12 million of facility-related by September 2017 and $1 million of personnel-related by December 2010. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and realized net savings of approximately $120 million during the nine months ended September 30, 2010. We anticipate continued annual net savings from such initiatives of approximately $160 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2010	2009	Change

Total assets	$9,213	$9,352	$(139)
Total liabilities	6,302	6,664	(362)
Total stockholders’ equity	2,911	2,688	223

Total assets decreased $139 million from December 31, 2009 to September 30, 2010 due to:

•	a $69 million decrease in vacation ownership contract receivables, net as a result of a decline in VOI sales financed;

•	a $69 million decrease in inventory primarily due to increased VOI sales and a reduction in the development of vacation ownership resorts;

•	a $55 million decrease in trade receivables, net, primarily due to seasonality at our European vacation rental businesses and the impact of foreign currency translation at our vacation exchange and rentals business, partially offset by the acquisitions of Hoseasons and ResortQuest;

•	a $45 million decrease in deferred income taxes primarily attributable to the utilization of alternative minimum tax credits;

•	a $17 million decrease in other current assets primarily due to decreased assets available for sale resulting from the sale of a vacation ownership property and related assets that were no longer consistent with our development plans, lower other receivables at our lodging business primarily due to collections on payment plans related to ancillary services provided to franchisees, a decline in other receivables at our vacation ownership business related to lower revenues from ancillary services and the amortization of deferred financing costs related to our 2008 bank conduit facility at our vacation ownership business, partially offset by increased current securitized restricted cash resulting from the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivables securitizations, increased current escrow deposit restricted cash related to the acquisition of ResortQuest and increased current escrow deposit restricted cash at our vacation ownership business primarily related to higher VOI sales;

•	a $14 million decrease in other non-current assets primarily due to decreased deferred expenses related to sales incentives awarded to owners at our vacation ownership business and the settlement of a portion of our call options in connection with the repurchase of our 3.50% convertible notes, partially offset by an increase in the fair value of our call option transaction entered into concurrent with the issuance of the convertible notes, which is discussed in greater detail in Note 7—Long-Term Debt and Borrowing Arrangements and increased deferred financing costs as a result of the debt issuances during 2010;

•	$14 million of decreased prepaid expenses due to decreases in prepaid commissions, prepaid maintenance fees on unsold inventory and prepaid marketing expenses at our vacation ownership business; and

•	an $11 million decrease in property and equipment primarily related to the depreciation of property and equipment and the impact of foreign currency translation at our vacation exchange and rentals business, partially offset by capital expenditures for the improvement of technology and maintenance of technological advantages.

Such decreases were partially offset by:

•	a $62 million increase in trademarks, net primarily as a result of the acquisitions of Hoseasons, the Tryp hotel brand and ResortQuest;

•	a $46 million net increase in goodwill related to the acquisitions of Hoseasons, the Tryp hotel brand and ResortQuest, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business;

•	a $32 million increase in franchise agreements and other intangibles, net, primarily related to the acquisitions of Hoseasons, the Tryp hotel brand and ResortQuest, partially offset by the amortization of franchise agreements at our lodging business; and

•	an increase of $15 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”.

Total liabilities decreased $362 million primarily due to:

•	a $205 million decrease in due to former Parent and subsidiaries primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006;

•	a $173 million decrease in deferred income taxes primarily attributable to an installment sale recognition adjustment resulting from the IRS Settlement, partially offset by a change in the expected timing of the utilization of alternative minimum credits;

•	an $89 million decrease in deferred income primarily resulting from the impact of the recognition of revenues related to our vacation ownership trial membership marketing program and decreased deferred revenue at our vacation exchange and rentals business;

•	a $45 million decrease in accounts payable primarily due to seasonality at our European vacation rental businesses, partially offset by the acquisitions of Hoseasons and ResortQuest; and

•	a net decrease of $14 million in our other long-term debt primarily reflecting the early extinguishment of our $300 million term loan facility during March 2010, a $188 million decrease related to the repurchase of a portion of our 3.50% convertible notes, net principal payments on our other long-term debt with operating cash of $63 million and a $7 million impact due to foreign currency translation, partially offset by the issuance of our $250 million 5.75% senior unsecured notes and $250 million 7.375% senior unsecured notes, a $26 million net increase in outstanding borrowings on our corporate revolver and a $5 million net increase in our derivative liability related to the bifurcated conversion feature entered into concurrent with the sale of our convertible notes, which is discussed in greater detail in Note 7—Long-Term Debt and Borrowing Arrangements.

Such decreases were partially offset by (i) a $108 million net increase in our securitized vacation ownership debt (see Note 7—Long-Term Debt and Borrowing Arrangements) and (ii) a $64 million increase in accrued expenses and other current liabilities primarily due to higher accrued interest on our non-securitized long-term debt, higher accrued marketing and information technology expenses at our lodging business and increased litigation expenses at our vacation ownership business.

Total stockholders’ equity increased $223 million primarily due to:

•	$300 million of net income generated during the nine months ended September 30, 2010;

•	$190 million related to the reversal of net deferred tax liabilities from our former Parent;

•	a $36 million impact resulting from the exercise of stock options during the nine months ended September 30, 2010;

•	an $11 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards;

•	a $10 million impact resulting from (i) the reclassification of an $8 million after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility during the first quarter of 2010 (see Note 7—Long-Term Debt and Borrowing Arrangements) and (ii) $2 million of unrealized gains on cash flow hedges; and

•	a change of $8 million in deferred equity compensation.

Such increases were partially offset by:

•	$191 million of treasury stock purchased through our stock repurchase program;

•	$75 million for the repurchase of warrants; and

•	$67 million related to dividends.

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

During March 2010, we replaced our five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. During October 2010, we renewed our 364-day, non-recourse, securitized vacation ownership bank conduit facility, with a term through September 2011 and total capacity of $600 million.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our convertible notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOWS

During the nine months ended September 30, 2010 and 2009, we had a net change in cash and cash equivalents of $15 million and $34 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2010	2009	Change

Cash provided by/(used in):
Operating activities	$528	$569	$(41)
Investing activities	(260)	(138)	(122)
Financing activities	(255)	(411)	156
Effects of changes in exchange rate on cash and cash equivalents	2	14	(12)

Net change in cash and cash equivalents	$15	$34	$(19)

Operating Activities

During the nine months ended September 30, 2010, net cash provided by operating activities decreased $41 million as compared to the nine months ended September 30, 2009, which principally reflects:

•	a $118 million increase in payments to former Parent and subsidiaries primarily related to contingent tax liabilities, including the net payment of $145 million ($155 million paid less $10 million received from

Realogy) to Cendant, who is the taxpayer, partially offset by the absence of $37 million in payments made for contingent litigation liabilities during 2009;

•	an $88 million decline in our provision for loan losses primarily related to improved portfolio performance and mix and the absence of the recognition of revenue previously deferred under the POC method of accounting;

•	$37 million of lower cash inflows from trade receivables primarily due to lower collections associated with the 2009 planned reduction of ancillary revenues at our vacation ownership business and an increase in trade receivables at our lodging business primarily due to an increase in revenues; and

•	$24 million related to higher originations of vacation ownership contract receivables primarily related to an increase in VOI sales.

Such decreases in cash inflows were partially offset by:

•	a $132 million increase in deferred income related to the absence of the recognition of revenue previously deferred under the POC method of accounting during the nine months ended September 30, 2009;

•	$82 million of lower investments in inventory primarily related to the planned reduction in development of resorts for VOI sales; and

•	an $18 million increase in non-cash interest primarily due to our termination of an interest rate swap agreement related to the early extinguishment of our term loan facility during the first quarter of 2010, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income.

Investing Activities

During the nine months ended September 30, 2010, net cash used in investing activities increased $122 million as compared with the nine months ended September 30, 2009, which principally reflects:

•	higher acquisition-related payments of $159 million primarily related to the acquisitions of Hoseasons, the Tryp hotel brand and ResortQuest; and

•	an increase of $7 million in cash outflows from escrow deposits restricted cash primarily due to the absence of the utilization of restricted cash during the nine months ended September 30, 2009 for renovations at one of our vacation exchange and rentals location and timing differences between our deeding and sales processes for certain VOI sales.

Such increases in cash outflows were partially offset by:

•	a decrease of $21 million in cash outflows from securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivable securitizations;

•	a $17 million increase in proceeds from asset sales primarily related to the sale of certain vacation ownership and vacation exchange and rental properties that were no longer consistent with our development plans; and

•	a decrease of $9 million in property and equipment additions primarily due to the absence of 2009 leasehold improvements related to the consolidation of two leased facilities into one and lower expenditures at our lodging and vacation ownership businesses, partially offset by the new construction of bungalows at our Landal parks and improvements of technology used to drive members to our vacation exchange and rental web-sites.

Financing Activities

During the nine months ended September 30, 2010, net cash used in financing activities decreased $156 million as compared with the nine months ended September 30, 2009, which principally reflects:

•	$315 million of higher net proceeds related to securitized vacation ownership debt;

•	$162 million of higher net proceeds related to non-securitized borrowings;

•	$61 million of higher net proceeds resulting from the settlement of a portion of our 2009 convertible note hedge and warrant transactions;

•	$36 million of higher proceeds received in connection with stock option exercises during the nine months ended September 30, 2010;

•	$34 million of higher proceeds related to issuances of notes; and

•	higher tax benefits of $14 million from the exercise and vesting of equity awards.

Such decreases in cash outflows were partially offset by:

•	$197 million related to the repurchase of a portion of our convertible notes;

•	$188 million spent on our stock repurchase program;

•	$43 million of additional dividends paid to shareholders;

•	$23 million of tax withholdings related to the net share settlement of vested restricted stock units; and

•	$13 million of incremental debt issuance costs primarily related to our new $950 million revolving credit facility.

We utilized some our cash flow to retire a portion of our convertible debt and settle a related portion of call options and warrants. During the third quarter of 2010, we repurchased approximately 40%, or $92 million face value, of our $230 million 3.50% convertible notes that had a carrying value of $188 million ($81 million for the portion of convertible notes, including the unamortized discount, and $107 million for the related bifurcated conversion feature) for $197 million. Concurrent with the repurchase, the Company settled (i) a portion of the call options for proceeds of $105 million and (ii) a portion of the warrants with payments of $75 million. As a result of these transactions, we made net payments of $167 million and incurred total losses of $11 million during the third quarter of 2010. This transaction reduced the number of warrants related to the convertible transaction by approximately 7 million and, as such, we had approximately 11 million warrants outstanding as of September 30, 2010. As the warrants had a dilutive effect when our common stock price exceeded the warrant strike price of $19.95 per share, this transaction will result in reduced future share dilution if our common stock price continues to exceed the warrant strike price. In addition, this transaction is expected to create economic value as we believe that our common stock price will increase, resulting in a benefit that will exceed the cost of purchasing these warrants.

We utilized the proceeds from our September 2010 debt issuance to reduce our outstanding indebtedness including repaying borrowings under our revolving credit facility and for general corporate purposes. For further detailed information about such borrowings, see Note 7—Long-Term Debt and Borrowing Arrangements.

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

We spent $109 million on capital expenditures, equity investments and development advances during the nine months ended September 30, 2010 including $100 million on the improvement of technology and maintenance of technological advantages and routine improvements and $9 million of equity investments and development advances. We anticipate spending approximately $175 million to $200 million on capital expenditures, equity investments and development advances during 2010. In addition, we spent $77 million relating to vacation ownership development projects during the nine months ended September 30, 2010. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales through 2012. Beginning in 2010, we plan to spend approximately $100 million to $125 million annually through 2014 in order to complete vacation ownership projects currently under development and believe such inventory will be adequate through 2014. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $950 million revolving credit facility.

Stock Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances at the upper end of a range of approximately $500 million to $600 million during 2010 and approximately $600 million to $700 million annually over the next several years, excluding the 2010 net cash payment of $145 million related to the settlement of IRS contingent liabilities that we assumed and were responsible for pursuant to our separation from Cendant. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. Under such program, we repurchased 2,155,783 shares at an average price of $26.89 for a cost of $58 million and repurchase capacity increased $13 million from proceeds received from stock option exercises as of December 31, 2009. On July 22, 2010, our Board of Directors increased the authorization for the stock repurchase program by $300 million. During the nine months ended September 30, 2010, we repurchased 7,709,122 shares at an average price of $24.78 for a cost of $191 million and repurchase capacity increased $36 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. As of September 30, 2010, we repurchased a total of 9,864,905 shares at an average price of $25.24 for a cost of $249 million under our current authorization and had $300 million remaining availability in our program.

During the period October 1, 2010 through October 27, 2010, we repurchased an additional 905,522 shares at an average price of $28.81 for a cost of $26 million and repurchase capacity increased $2 million from proceeds received from stock option exercises. We currently have $276 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Contingent Tax Liabilities

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. During such period, we and Realogy were included in Cendant’s tax returns. The agreement with the IRS closes the IRS examination for tax periods prior to the date of Separation, July 31, 2006. During September 2010, we received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer. We made such payment from cash flow generated through operations and the use of available capacity under our $950 million revolving credit facility.

As a result of the agreement with the IRS, we (i) reversed $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity and (ii) recognized a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. As of September 30, 2010, our accrual for outstanding Cendant contingent tax liabilities was $78 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	September 30,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,400	$1,112
Bank conduit facility (b)	215	395

Total securitized vacation ownership debt	$1,615	$1,507

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	26	—
9.875% senior unsecured notes (due May 2014) (f)	240	238
3.50% convertible notes (due May 2012) (g)	289	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
5.75% senior unsecured notes (due February 2018) (i)	247	—
Vacation ownership bank borrowings (j)	—	153
Vacation rentals capital leases (k)	120	133
Other	34	27

Total long-term debt	$2,001	$2,015

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through October 2010, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of September 30, 2010, the total available capacity of the facility was $385 million. On October 1, 2010, we renewed this facility with a term through September 2011 and total capacity of $600 million.

(c)	The balance as of September 30, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $950 million, which includes availability for letters of credit. As of September 30, 2010, we had $28 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $896 million.

(f)	Represents senior unsecured notes we issued during May 2009. The balance as of September 30, 2010 represents $250 million aggregate principal less $10 million of unamortized discount.

(g)	Represents convertible notes issued by us during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the third quarter of 2010, we repurchased a portion of our 3.50% convertible notes (see Note 7—Long-term Debt and Borrowing Arrangements for further details). The following table details the components of the convertible notes:

	September 30,	December 31,
	2010	2009

Debt principal	$138	$230
Unamortized discount	(17)	(39)

Debt less discount	121	191
Fair value of bifurcated conversion feature(*)	168	176

Convertible notes	$289	$367

(*)	We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(h)	Represents senior unsecured notes we issued during February 2010. The balance as of September 30, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes we issued during September 2010. The balance as of September 30, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(j)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(k)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2010 Debt Issuances

During the nine months ended September 30, 2010, we issued senior unsecured notes, closed three term securitizations and a new revolving credit facility and repurchased a portion of our 3.50% convertible notes. For further detailed information about such debt, see Note 7—Long-term Debt and Borrowing Arrangements.

Capacity

As of September 30, 2010, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,400	$1,400	$—
Bank conduit facility (a)	600	215	385

Total securitized vacation ownership debt (b)	$2,000	$1,615	$385

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	950	26	924
9.875% senior unsecured notes (due May 2014)	240	240	—
3.50% convertible notes (due May 2012)	289	289	—
7.375% senior unsecured notes (due March 2020)	247	247	—
5.75% senior unsecured notes (due February 2018)	247	247	—
Vacation rentals capital leases	120	120	—
Other	56	34	22

Total long-term debt	$2,947	$2,001	946

Less: Issuance of letters of credit (c)			28

			$918

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,874 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under our revolving credit facility includes availability for letters of credit. As of September 30, 2010, the available capacity of $924 million was further reduced by $28 million for the issuance of letters of credit.

Vacation Ownership Contract Receivables and Securitizations

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Income is recognized when earned over the contractual life of the vacation ownership contract receivables. We service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from us. The receivables held by the bankruptcy-remote SPEs are not available to our creditors and legally are not our assets.

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30,	December 31,
	2010	2009

Securitized contract receivables, gross	$2,709	$2,591
Securitized restricted cash	140	133
Interest receivables on securitized contract receivables	22	20
Other assets (a)	3	11

Total SPE assets (b)	2,874	2,755

Securitized term notes	1,400	1,112
Securitized conduit facilities	215	395
Other liabilities (c)	25	26

Total SPE liabilities	1,640	1,533

SPE assets in excess of SPE liabilities	$1,234	$1,222

(a)	Primarily includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs of $17 million and $20 million as of September 30, 2010 and December 31, 2009, respectively, related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $667 million and $860 million as of September 30, 2010 and December 31, 2009, respectively. A summary of such receivables and total vacation ownership SPE assets in excess of SPE liabilities and net of the allowance for loan losses, is as follows:

	September 30,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,234	$1,222
Non-securitized contract receivables	667	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(364)	(370)

Total, net	$1,537	$1,712

(*)	As of December 31, 2009, such receivables collateralized our secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2010, our consolidated interest coverage ratio was 7.7 times. Consolidated Interest Expense excludes, among other things, interest expense on any Securitization Indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing Consolidated Total Indebtedness (as defined in the credit agreement and which excludes, among other things, Securitization Indebtedness) as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2010, our consolidated leverage ratio was 1.9 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding Securitization Indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes, 7.375% senior unsecured notes and 5.75% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of our assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The convertible notes do not contain affirmative or negative covenants, however, the limitations on mergers, consolidations and potential sale of all or substantially all of our assets and the events of default for our senior unsecured notes are applicable to such notes. Holders of the convertible notes have the right to require us to repurchase the convertible notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if our common stock is no longer listed on a national securities exchange.

As of September 30, 2010, we were in compliance with all of the covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of September 30, 2010, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through September 2011 and capacity of $600 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs. We also believe that we will be able to renew our bank conduit facility at or before the maturity date.

Our $950 million revolving credit agreement, which expires in October 2013, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct in all material respects including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains exclusions for the impact resulting from disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $353 million outstanding as of September 30, 2010. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

As of September 30, 2010, we had $385 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our senior unsecured debt is rated BBB- by Standard and Poor’s (“S&P”). During February 2010, S&P assigned a “stable outlook” to our senior unsecured debt. During February 2010, Moody’s Investors Service upgraded our senior unsecured debt rating to Ba1 and during September 2010, assigned a “positive outlook”. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy could not otherwise satisfy such obligations to the extent they became due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, the letter of credit has been reduced three times, most recently to $133 million during September 2010. The issuance of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The remaining balance of liabilities assumed in connection with the Separation was $104 million and $310 million as of September 30, 2010 and December 31, 2009, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the Separation Date, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As of September 30, 2010, the $104 million of Separation related liabilities is comprised of $5 million for litigation matters, $78 million for tax liabilities, $16 million for liabilities of previously sold businesses of Cendant, $4 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $64 million is recorded in current due to former Parent and subsidiaries and $39 million is recorded in long-term due to former Parent and subsidiaries as of September 30, 2010 on the Consolidated Balance Sheet. We will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of September 30, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of September 30, 2010, we had $10 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

Following is a discussion of the liabilities on which we issued guarantees:

•	Contingent litigation liabilities We assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. We will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and we assumed a portion of the related indemnification obligations. For each settlement, we paid 37.5% of the aggregate settlement amount to Cendant. Our payment obligations under the settlements were greater or less than our accruals, depending on the matter. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $5 million as of September 30, 2010.

•	Contingent tax liabilities Prior to the Separation, we and Realogy were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. We are generally liable for 37.5% of certain contingent tax liabilities. In addition, each of us, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. The agreements with the IRS close the IRS examination for tax periods prior to the Separation Date. The agreements with the IRS also include a resolution with respect to the tax treatment of our timeshare receivables, which resulted in the acceleration of our unrecognized deferred tax liabilities as of the Separation Date. In connection with reaching agreement with the IRS to resolve the contingent federal tax liabilities at issue, we entered into an agreement with Realogy to clarify each party’s obligations under the tax sharing agreement. Under the agreement with Realogy, among other things, the parties specified that we have sole responsibility for taxes and interest associated with the acceleration of timeshare receivables income previously deferred for tax purposes, while Realogy will not seek any reimbursement for the loss of a step up in basis of certain assets.

During September 2010, we received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer. The agreement with the IRS and the net payment of $145 million resulted in (i) the reversal of $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity during the third quarter of 2010; and (ii) the recognition of a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. As of September 30, 2010, our accrual for outstanding Cendant contingent tax liabilities was $78 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

•	Cendant contingent and other corporate liabilities We have assumed 37.5% of corporate liabilities of Cendant including liabilities relating to (i) Cendant’s terminated or divested businesses; (ii) liabilities relating to the Travelport sale, if any; and (iii) generally any actions with respect to the Separation plan or the distributions brought by any third party. Our maximum exposure to loss cannot be quantified as this guarantee relates primarily to future claims that may be made against Cendant. We assessed the probability and amount of potential liability related to this guarantee based on the extent and nature of historical experience.

•	Guarantee related to deferred compensation arrangements In the event that Cendant, Realogy and/or Travelport are not able to meet certain deferred compensation obligations under specified plans for certain current and former officers and directors because of bankruptcy or insolvency, we have guaranteed such obligations (to the extent relating to amounts deferred in respect of 2005 and earlier). This guarantee will remain outstanding until such deferred compensation balances are distributed to the respective officers and directors. The maximum exposure cannot be quantified as the guarantee, in part, is related to the value of deferred investments as of the date of the requested distribution.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/10 -	10/1/11-	10/1/12 -	10/1/13 -	10/1/14-
	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15	Thereafter	Total

Securitized debt (a)	$187	$249	$318	$189	$162	$510	$1,615
Long-term debt	32	311	11	277	12	1,358	2,001
Interest on securitized and long-term debt (b)	222	207	186	141	114	201	1,071
Operating leases	66	56	41	30	27	124	344
Other purchase commitments (c)	188	115	16	8	4	137	468
Contingent liabilities (d)	92	11	1	—	—	—	104

Total (e)	$787	$949	$573	$645	$319	$2,330	$5,603

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)	Excludes $27 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 16 for a description of our obligations regarding Cendant contingent litigation.

ITEM 1A.	RISK FACTORS.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); acts of God (such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters); war; pandemics or threat of pandemics (such as the H1N1 flu); the Gulf of Mexico oil spill; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

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

We may not be able to achieve our growth objectives for increasing our cash flows, the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members in our vacation exchange business, the number of rental weeks sold by our vacation rentals business and the number of tours generated and vacation ownership interests sold by our vacation ownership business.

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

Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase and/or require us to modify substantially our business practices. If we are not in substantial compliance with applicable laws and regulations, including, among others, franchising, timeshare, lending, privacy, marketing and sales, telemarketing, licensing, labor, employment, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change), and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act (and local equivalents in international jurisdictions), we may be subject to regulatory actions, fines, penalties and potential criminal prosecution.

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

Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, the Cendant litigation described in this report, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plan	Plan
July 1—31, 2010	809,400	$22.76	809,400	$387,004,419
August 1—31, 2010	2,327,710	$24.73	2,327,710	$332,339,507
September 1—30, 2010(*)	1,659,919	$26.68	1,659,919	$300,204,481
Total	4,797,029	$25.07	4,797,029	$300,204,481

(*)	Includes 143,531 shares purchased for which the trade date occurred during September 2010 while settlement occurred during October 2010.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances of approximately $500 million to $600 million during 2010 and approximately $600 million to $700 million annually over the next several years, excluding the 2010 net cash payment of $145 million related to the settlement of IRS contingent liabilities that we assumed and were responsible for pursuant to our separation from Cendant. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. On July 22, 2010, our Board of Directors increased the authorization for the stock repurchase program by $300 million. During the third quarter of 2010, repurchase capacity increased $21 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period October 1, 2010 through October 27, 2010, we repurchased an additional 905,522 shares at an average price of $28,81. We currently have $276 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 28, 2010	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: October 28, 2010	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
14.1	101.INS XBRL Instance document**
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Calculation Linkbase Document**
101.LAB XBRL Taxonomy Label Linkbase Document**
101.PRE XBRL Taxonomy Presentation Linkbase Document**
101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed with this report

**	Furnished with this report