Form 10-K
period 2010-12-31
WYNDHAM WORLDWIDE CORP
filed 2011-02-22
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, was $3,597,669,466. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2011, the registrant had outstanding 173,261,203 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.WyndhamWorldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an Internet site at http://www.WyndhamWorldwide.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.	BUSINESS

OVERVIEW

As one of the world’s largest hospitality companies, we offer individual consumers and business customers a broad array of hospitality services and products across various accommodation alternatives and price ranges through our portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Our operations are grouped into three segments of the hospitality industry: lodging, vacation exchange and rentals and vacation ownership. With more than 20 brands, which include Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Howard Johnson, Wyndham Rewards, Wingate by Wyndham, Microtel, RCI, The Registry Collection, ResortQuest, Landal GreenParks, Novasol, Hoseasons, cottages4you, James Villa Holidays, Wyndham Vacation Resorts and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets in the U.S. and throughout the rest of the world.

Approximately 60% of our revenues come from fees that we receive in exchange for providing services. We refer to the businesses that generate these fees as our “fee-for-service” businesses. We receive fees: (i) in the form of royalties for use of our brand names; (ii) for providing hotel and resort management services; (iii) for providing property management services to vacation ownership resorts; (iv) for providing vacation exchange and rentals services; and (v) for providing services under our Wyndham Asset Affiliation Model (“WAAM”). The remainder of our revenues comes primarily from proceeds received from the sale of vacation ownership interests and related financing.

•	Our lodging business, Wyndham Hotel Group, is the world’s largest hotel company based on the number of properties, franchising in the upscale, midscale, economy and extended stay segments of the lodging industry and providing hotel management services globally for full-service hotels. This is predominantly a fee-for-service business that provides recurring revenue streams, requires low capital investment and produces strong cash flow.

•	Our vacation exchange and rentals business, Wyndham Exchange & Rentals, is the world’s largest member-based vacation exchange network based on the number of vacation exchange members and the world’s largest global marketer of serviced vacation rental properties based on the number of vacation rental properties marketed. Through this business, we provide vacation exchange services and products and access to distribution systems and networks to resort developers and owners of intervals of vacation ownership interests, and we market vacation rental properties primarily on behalf of independent owners, vacation ownership developers and other hospitality providers. This is primarily a fee-for-service business that provides stable revenue streams, requires low capital investment and produces strong cash flow.

•	Our vacation ownership business, Wyndham Vacation Ownership, is the world’s largest vacation ownership business based on the number of resorts, units, owners and revenues. Through our vacation ownership business, we develop and market vacation ownership interests to individual consumers, provide consumer financing in connection with the sale of vacation ownership interests and provide property management services at resorts. While the vacation ownership business has historically been capital intensive, a central strategy for Wyndham Worldwide is to leverage our scale and marketing expertise to pursue low-capital requirement, fee-for-service business relationships that produce strong cash flow. In 2010, we introduced our WAAM which offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels.

Our mission is to increase shareholder value by being the leader in travel accommodations and welcoming our guests to iconic brands and vacation destinations through our signature “Count On Me!” service. Our strategies to achieve these objectives are to:

•	Increase market share by delivering excellent service to drive business customer, individual consumer and associate satisfaction.

•	Grow cash flow and operating margins through superior execution in all of our businesses.

•	Rebalance the Wyndham Worldwide portfolio to emphasize our fee-for-service business models.

•	Attract, retain and develop human capital across our organization.

•	Support and promote Wyndham Green and Wyndham Diversity initiatives.

We strive to provide value-added services and products that are intended to both enhance the travel experience of the individual consumer and drive revenues to our business customers. The depth and breadth of our businesses across different segments of the hospitality industry provide us with the opportunity to expand our relationships with our existing individual and business customers in one or more segments of our business by offering them additional or alternative services and products from our other segments.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million annually beginning in 2011. This cash flow is expected to be utilized for acquisitions, share repurchases and dividends.

Our lodging, vacation exchange and rentals and vacation ownership businesses all have both domestic and international operations. During 2010, we derived 74% of our revenues in the U.S. and 26% internationally. For a discussion of our segment revenues, profits, assets and geographical operations, see Note 20 to the Consolidated Financial Statements included in this Annual Report.

History and Development

Wyndham Worldwide’s corporate history can be traced back to the 1990 formation of Hospitality Franchise Systems (which changed its name to HFS Incorporated or HFS). HFS initially began as a hotel franchisor that later expanded its hospitality business and became a major real estate and car rental franchisor. In December 1997, HFS merged with CUC International, Inc., or CUC, to form Cendant Corporation (which changed its name to Avis Budget Group, Inc. in September 2006).

In October 2005, Cendant determined to separate Cendant through spin-offs into four separate companies, including a spin-off of its Hospitality Services businesses to be re-named Wyndham Worldwide Corporation. During July 2006, Cendant transferred to its subsidiary, Wyndham Worldwide Corporation, all of the assets and liabilities of Cendant’s Hospitality Services businesses and on July 31, 2006, Cendant distributed all of the shares of Wyndham Worldwide common stock to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

Each of our lodging, vacation exchange and rentals and vacation ownership businesses has a long operating history. Our lodging business began with the Howard Johnson and Ramada brands which opened their first hotels in 1954. RCI, our vacation exchange business, was established 37 years ago, and we have acquired and grown some of the world’s most renowned vacation rentals brands with histories starting as early as Hoseasons in 1940, Landal GreenParks in 1954 and Novasol in 1968. Our vacation ownership brands, Wyndham Vacation Resorts and WorldMark by Wyndham, began vacation ownership operations in 1980 and 1989, respectively.

Our portfolio of well-known hospitality brands was assembled over the past twenty years. The following is a timeline of our significant brand acquisitions:

1990:	Howard Johnson and Ramada (US)
1992:	Days Inn
1993:	Super 8
1995:	Knights Inn
1996:	Travelodge North America Resort Condominiums International (RCI)
2001:	Cuendet Holiday Cottages Group Fairfield Resorts (now Wyndham Vacation Resorts)
2002:	Novasol Trendwest Resorts (now WorldMark by Wyndham)
2004:	Ramada International Landal GreenParks
2005:	Wyndham Hotels and Resorts
2006:	Baymont
2008:	Microtel Inn & Suites and Hawthorn Suites
2010:	Hoseasons Tryp ResortQuest James Villa Holidays

The following is a description of the business of each of our three business units, Wyndham Hotel Group, Wyndham Exchange & Rentals and Wyndham Vacation Ownership and the industries in which they compete.

WYNDHAM HOTEL GROUP

Lodging Industry

The global lodging market consists of over 140,000 hotels with combined annual revenues over $312 billion, or $2.2 million per hotel. The market is geographically concentrated with the top 20 countries accounting for over 80% of global rooms.

Companies in the lodging industry operate primarily under one of the following business models:

•	Franchise—Under the franchise model, a company typically grants the use of a brand name to owners of hotels that the company neither owns nor manages in exchange for royalty fees that are typically equal to a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. During 2010, approximately 70% of the available hotel rooms in the U.S. were affiliated with a brand compared to only 40% in each of Europe and the Asia Pacific region.

•	Management—Under the management model, a company provides professional oversight and comprehensive operations support to lodging properties that it owns and/or lodging properties owned by a third party in exchange for management fees, that are typically equal to a percentage of hotel revenue, which may also include incentive fees based on the financial performance of the properties.

•	Ownership—Under the ownership model, a company owns hotel properties and benefits financially from hotel revenues, earnings and appreciation in the value of the property.

Performance in the lodging industry is measured by the following key metrics:

•	average daily rate, or ADR;

•	average occupancy rate, or occupancy;

•	revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate; and

•	new room additions.

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

The U.S. is the most dominant sector of the global lodging market with over 30% of global room revenues. The U.S. lodging industry consists of over 51,000 hotels with combined annual revenues of over $99 billion, or $1.9 million per hotel. There are approximately 4.8 million guest rooms at these hotels, of which 3.4 million rooms are affiliated with a hotel chain. The following table displays trends in the key performance metrics for the U.S. lodging industry over the last six years and for 2011 (estimate):

				Change in
Year	Occupancy	ADR	RevPAR*	Occupancy	ADR	RevPAR *

2005	63.0%	$91.05	$57.36	2.8%	5.6%	8.6%
2006	63.1%	97.98	61.86	0.2%	7.6%	7.8%
2007	62.8%	104.26	65.49	(0.5)%	6.4%	5.9%
2008	59.8%	107.30	64.13	(4.9)%	2.9%	(2.1)%
2009	54.5%	98.17	53.49	(8.8)%	(8.5)%	(16.6)%
2010	57.6%	98.08	56.46	5.7%	(0.1)%	5.6%
2011E	59.0%	103.08	60.84	2.5%	5.1%	7.8%

*:	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding
Sources: Smith Travel Research Global (“STR”) (2005 to 2010); PricewaterhouseCoopers (“PWC”) (2011). 2011 data is as of January 2011.

The following table depicts trends in revenues and new rooms added on a yearly basis for the U.S. lodging industry over the last six years and for 2011 (estimate):

	Revenues	New Rooms	Changes in
Year	($bn)	(000s)	Revenues	New Rooms

2005	$122.6	83.4	7.9%	2.6%
2006	133.3	138.9	8.8%	66.5%
2007	139.4	146.0	4.5%	5.1%
2008	140.3	132.5	0.7%	(9.2)%
2009	127.2	47.8	(9.4)%	(63.9)%
2010	136.9	29.0	7.7%	(39.3)%
2011E	n/a	49.9	n/a	72.0%

Sources: STR (2005 to 2010); PWC (2011). 2011 data is estimated and reflects data as of November 14, 2010.

The U.S. lodging industry experienced positive RevPAR performance over the last year and is expected to continue to grow in 2011, resulting from improving economic conditions. The return of business travelers has made a significant contribution to the recovery of lodging demand with major markets experiencing the most significant gains. In addition, decelerating supply growth resulting from lags in the new construction pipeline also contributed to occupancy gains in 2010. The steepest declines in ADR occurred throughout 2009 and stabilized in the second quarter of 2010. As a result of these occupancy gains and ADR stabilization, the U.S. lodging industry experienced positive RevPAR growth in the second quarter of 2010 for the first time in eight consecutive quarters. It is expected that U.S hotel demand will increase 3.3% in 2011 and as a result, it is anticipated that ADR will increase across all segments as well. Beyond 2011, certain industry experts project RevPAR in the U.S. to grow at a 7.3% compounded annual growth rate (“CAGR”) over the next three years (2012-2014).

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

These chain scale segments are expected to change in 2011. The new categories by which the U.S. lodging industry will be evaluated in 2011 and beyond will be: luxury, upper-upscale, upscale, upper-midscale, midscale and economy.

The following table sets forth the expected key metrics for each chain scale segment and associated sub-segments within the U.S. for 2010 as currently defined by STR:

		Change in
			Room
Segment	ADR	Demand	Supply	Occupancy	ADR	RevPAR

Luxury	Greater than $210	11.6%	3.5%	7.8%	2.1%	10.1%
Upper upscale	$125 to $210	8.5%	2.0%	6.4%	(0.6)%	5.7%
Upscale	$95 to $125	14.2%	6.4%	7.3%	(1.5)%	5.7%
Midscale with food-and-beverage	$65 to $95	3.5%	(0.8)%	4.4%	(1.0)%	3.3%
Midscale without food-and-beverage	$65 to $95	9.2%	3.9%	5.2%	(0.8)%	4.3%
Economy	Less than $65	5.3%	0.2%	5.1%	(3.1)%	1.9%
Total		7.7%	2.0%	5.7%	(0.1)%	5.6%

Source: STR

The European lodging industry consists of over 50,000 hotels with combined annual revenues over $117 billion, or $2.3 million per hotel. There are approximately 3.8 million guest rooms at these hotels, of which 1.6 million rooms are affiliated with a hotel chain. The Asia Pacific lodging industry consists of over 18,000 hotels with combined annual revenues of approximately $80 billion, or $4.3 million per hotel. There are approximately 2.5 million guest rooms at these hotels, of which over 940,000 are affiliated with a hotel chain. The following table displays changes in the key performance metrics for the European and Asia Pacific lodging industry during 2010 as compared to 2009:

	Change in
		Room
Region	Demand	Supply	Occupancy	ADR	RevPAR

Europe	6.4%	1.1%	5.2%	(1.8)%	3.3%
Asia Pacific	12.0%	2.8%	8.9%	11.4%	21.3%

Source: STR

Wyndham Hotel Group Overview

Our lodging business, Wyndham Hotel Group, is the world’s largest hotel company (based on number of properties) with one of the industry’s largest loyalty programs, Wyndham Rewards. Over 88% of Wyndham Hotel Group’s revenues are derived from franchising activities. Wyndham Hotel Group generally does not own any hotels. Therefore, its business model is easily adaptable to changing economic environments due to low operating cost structures, which in combination with recurring fee streams yield high margins and predictable cash flows. Capital requirements are relatively low and mostly limited to technology expenditures to support core capabilities, and any incentives we may employ to generate new business, such as key money and development advance notes to assist franchisees and hotel owners in converting to one of our brands or building a new hotel branded under a Wyndham Hotel Group brand.

Wyndham Hotel Group comprises the following 15 brands, with approximately 7,210 hotels representing over 612,700 rooms on six continents and over 900 hotels representing approximately 102,700 rooms in the development pipeline as of December 31, 2010. Wyndham Hotel Group franchises in most segments of the industry and provides management services globally for full-service hotels. The following describes these 15 widely-known lodging brands:

•	Days Inn® is a leading global brand in the economy segment with more guest rooms than any other economy brand in the world with over 1,875 properties worldwide. Under its ‘A Promise As Sure As the Sun’ service culture, Days Inn hotels® offer value-conscious consumers free high-speed internet, upgraded bath amenities and the Wyndham Rewards loyalty program. Most hotels also offer free Daybreak® breakfast, restaurants and meeting rooms.

•	Super 8 Worldwide® is a leading global brand in the economy segment with almost 2,175 properties in the U.S., Canada and China. Super 8 has recently launched a brand refresh with new interior and exterior design programs. Under its “8 point promise” service culture, Super 8 hotels offer complimentary SuperStart® breakfast, free high speed internet access, upgraded bath amenities, free in-room coffee, kids under 17 stay free and free premium cable or satellite TV as well as the Wyndham Rewards loyalty program.

•	Microtel Inns & Suites® is an award winning economy chain of over 315 properties predominantly located throughout North America. For nine consecutive years, the brand has been ranked highest in

Overall Guest Satisfaction in its category by J.D. Power and Associates, a distinction that no other company in any industry has achieved. Microtel is also the only prototypical, all new-construction brand in the economy segment. For guests, this means a consistent experience featuring award-winning contemporary guest rooms and public area designs. For developers, Microtel provides hotel operators low cost of construction combined with support and guidance from ground break to grand opening as well as low cost of ongoing operations. Positioned in the upper-end of the economy segment, all properties offer complimentary continental breakfast, free wired and wireless internet access, free local and long distance calls and the Wyndham Rewards loyalty program.

•	Howard Johnson® is an iconic American hotel brand having pioneered hotel franchising in 1954. Today, Howard Johnson has almost 475 hotels in North America, Latin America, Asia and other international markets. In North America, the brand operates in the midscale and economy segments while internationally the brand includes mid-scale and upscale hotels. The Howard Johnson brand targets families and leisure travelers, providing complimentary continental “Rise and Dine®” breakfast and high-speed internet access as well as the Wyndham Rewards loyalty program.

•	Travelodge® is a hotel chain with over 435 properties located across North America. The brand operates primarily in the economy segment in the U.S. and in the midscale with food and beverage segment in Canada. Using its “Sleepy Bear” brand ambassador, Travelodge targets leisure travelers with a focus on those who prefer an active lifestyle of outdoor activity and offers guests complimentary Bear Bites® continental breakfast and free high-speed internet access as well as the Wyndham Rewards loyalty program.

•	Knights Inn® is a budget economy hotel chain with over 335 locations across North America. Knights Inn hotels provide basic overnight accommodations and complimentary breakfast for an affordable price as well as the Wyndham Rewards loyalty program. For operators, from first time owners to experienced hoteliers, the brand provides a lower cost of entry and competitive terms while still providing the extensive tools, systems and resources of the Wyndham Hotel Group.

•	Ramada Worldwide® is a global midscale with food and beverage hotel chain with nearly 900 properties located in 53 countries worldwide. Under its “Do Your Thing, Leave the Rest to Us,” marketing foundation and supported by the “I AM” service culture, most Ramada hotels feature free wireless high-speed internet access, meeting rooms, business services, fitness facilities, upgraded bath amenities and the Wyndham Rewards loyalty program. Most properties have an on-site restaurant/lounge, while other sites offer a complimentary continental breakfast with food available in the Ramada Mart.

•	Baymont Inn & Suites® is a midscale without food and beverage hotel chain with over 260 properties located across North America. The brand’s commitment to providing ‘hometown hospitality’ means guests are offered fresh baked cookies, complimentary breakfast and high-speed internet access as well as the Wyndham Rewards loyalty program. Most hotels also offer swimming pools and fitness centers.

•	Wyndham Hotels and Resorts® Family of Brands is a collection of brands, including our flagship Wyndham Hotels and Resorts® brand, spanning across the upscale and midscale segments with an aggregate of over 435 properties and featuring complementary distribution and product offerings to provide business and leisure travelers with more options. The Wyndham Hotels and Resorts® Family Brands consist of the following brands:

•	Wyndham Hotels and Resorts®—an upscale, full service brand of over 100 properties located in key business and vacation destinations around the world. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. The brand is tiered as follows: Wyndham Grand Collection, comprised primarily of 4+Diamond hotels in resort or urban destinations, offer a unique guest experience, sophisticated design and distinct dining options; Wyndham Hotels and Resorts offers customers amenities such as golf, tennis, beautiful beaches and/or spas; and Wyndham Garden Hotels, generally located in corporate or suburban areas, provide flexible space for small to midsize meetings and relaxed dining options. Each tier offers our signature Wyndham By Request® guest recognition loyalty program, which provides members personalized benefits at every stay in addition to those offered by the Wyndham Rewards loyalty program.

•	Wingate by Wyndham®—a prototypical design hotel chain in the upper end of the midscale without food and beverage segment with 165 properties in North America. Each hotel offers amenities and services that make life on the road more productive, all at a single rate. Guests enjoy oversized rooms appointed with all the comforts and conveniences of home and office. Each room is equipped with a flat screen TV, high-speed internet access, in-room microwave and refrigerator. The brand also offers complimentary hot breakfast, a 24-hour business center with free printing, copying and faxing and free access to a gym facility and the Wyndham Rewards loyalty program, including Wyndham By Request®.

•	Tryp by Wyndham®—a select-service, mid-priced hotel brand acquired on June 30, 2010, which is comprised of over 90 hotels located predominantly throughout Europe and South America in key center city, airport and business center markets. This brand caters to both business and leisure travelers with varying accommodations suited for different travel needs and preferences. Guests enjoy free Internet in all rooms, free breakfast buffet with a special emphasis on healthy, fresh ingredients and the full benefits of the Wyndham Rewards loyalty program, including Wyndham By Request® during 2011.

•	Hawthorn Suites by Wyndham®—an extended stay brand that provides an ideal atmosphere for multi-night visits at over 75 properties predominantly in the U.S. We believe this brand provides a solution for longer-term travelers who typically seek accommodations at our Wyndham Hotels and Resorts® or Wingate by Wyndham® properties. Each hotel offers an inviting and practical environment for travelers with well appointed, spacious one and two-bedroom suites and fully-equipped kitchens. Guests enjoy free Internet in all rooms and common areas as well as complimentary hot breakfast buffets and evening social hours as well as the Wyndham Rewards loyalty program, including Wyndham By Request®.

•	Planet Hollywood® is a 4+Diamond, full-service, entertainment-based hotel brand that will be located in key destination cities globally. This brand was added to our portfolio of offerings in 2010 when we entered into a 20 year affiliation relationship with Planet Hollywood Resorts International, LLC to franchise this brand and provide management services globally for branded hotels. All hotels will offer multiple food and beverage outlets, flexible meeting space and entertainment-based theming. Guests will also enjoy the full benefits of the Wyndham Rewards loyalty program, including Wyndham by Request during 2011. As of December 31, 2010, we had no properties franchised or managed by us under this affiliation arrangement.

•	Dream® is a full-service, light-hearted brand with trend-setting design for gateway cities and resort destinations. This brand was added to our portfolio of offerings in January 2011 when we entered into a 30 year affiliation relationship with Chatwal Hotels & Resorts, LLC to franchise this brand and provide management services globally for branded hotels. The progressive service offerings will emulate those of luxury hotels, but with a more relaxed point of view. Guests will also enjoy the full benefits of the Wyndham Rewards loyalty program, including Wyndham by Request during 2011. As of December 31, 2010, we had no properties franchised or managed by us under this affiliation arrangement.

•	Night® is an ‘affordably chic’ brand featuring innovative designs. This brand was added to our portfolio of offerings in January 2011 when we entered into a 30 year affiliation relationship with Chatwal Hotels & Resorts, LLC to franchise this brand and provide management services globally for branded hotels. These hotels offer unique services such as guest deejays in lounges, discounts for green motorists with hybrid and electric cars and gourmet quick-serve food and beverage options. Guests will also enjoy the full benefits of the Wyndham Rewards loyalty program, including Wyndham by Request during 2011. As of December 31, 2010, we had no properties franchised or managed by us under this affiliation arrangement.

The following table provides operating statistics for our 15 brands and for affiliated and non-proprietary hotels in our system as of and for the year ended December 31, 2010. We derived occupancy, ADR and RevPAR from information provided by our franchisees.

		Average
	Global	Rooms	# of	# of
Brand	Segments Served (1)	Per Property	Properties	Rooms	Occupancy	ADR	RevPAR *

Days Inn	Economy	80	1,877	149,980	45.5%	$60.46	$27.52
Super 8	Economy	63	2,174	136,267	49.3%	$55.54	$27.41
Microtel	Economy	71	316	22,539	49.8%	$57.35	$28.54
Howard Johnson	Economy	98	474	46,362	45.2%	$60.05	$27.13
Travelodge	Economy	73	436	31,908	44.7%	$63.51	$28.39
Knights Inn	Economy	61	336	20,335	37.3%	$42.28	$15.76
Ramada	Midscale	133	896	119,042	49.6%	$73.45	$36.43
Baymont	Midscale	84	261	21,933	46.5%	$60.60	$28.19
Wyndham Hotels and Resorts	Upscale	280	101	28,311	55.0%	$109.23	$60.10
Wingate by Wyndham	Midscale	91	165	15,066	57.6%	$79.09	$45.56
Tryp by Wyndham	Midscale	146	94	13,692	62.6%	$92.47	$57.86
Hawthorn Suites by Wyndham	Midscale	93	76	7,100	55.4%	$75.78	$41.98
Other (2)	Upscale	200	1	200	N/A	N/A	N/A

Total			7,207	612,735	48.0%	$64.85	$31.14

*	RevPAR may not recalculate by multiplying average occupancy rate by ADR due to rounding.
(1)	The global segments served column reflects the primary chain scale segments served using the STR Global definition and method as of December 2010. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

(2)	Represents a property we manage through a joint venture which is not branded under a Wyndham Hotel Group brand; as such, operating statistics (such as average occupancy rate, ADR and RevPAR) are not relevant.

The following table depicts our geographic distribution and key operating metrics by region:

	# of	# of
Region	Properties	Rooms (1)	Occupancy	ADR	RevPAR *

U.S.	5,909	457,126	46.4%	$61.41	$28.49
Canada	467	37,171	51.3%	$92.27	$47.34
Europe/Middle East/Africa	363	49,001	57.4%	$82.21	$47.19
Asia/Pacific	360	55,232	53.0%	$53.05	$28.10
Latin/South America	108	14,205	49.2%	$85.29	$41.98

Total	7,207	612,735	48.0%	$64.85	$31.14

*	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
(1)	From time to time, as a result of weather or other business interruption and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair.

Our franchising business is designed to generate revenues for our hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding service to hotel guests and our hotel owners.

The sources of revenues from franchising hotels include (i) ongoing franchise fees, which are comprised of royalty, marketing and reservation fees, (ii) initial franchise fees, which relate to services provided to assist a franchised hotel to open for business under one of our brands and (iii) other service fees. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. Marketing and reservation fees are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, access to third-party distribution channels, such as online travel agents (“OTAs”), advertising and marketing programs, global sales efforts, operations support, training and other related services. We promote and sell our brands through e-commerce initiatives, including online paid search and banner advertising as well as traditional media, including print and broadcast advertising. Since franchise fees generally are based on percentages of the franchised hotel’s gross room revenues, expanding our portfolio of franchised hotels and growing RevPAR at franchised hotels are important to our revenue growth. Other service fees include fees derived from providing ancillary services, which are intended to reimburse us for direct expenses associated providing these services.

Our management business offers hotel owners the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described below, our hotel management business provides full-service hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees who operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Revenues earned from our management business include management and service fees. Management fees are comprised of base fees, which typically are calculated based on a specified percentage of gross revenues from hotel operations, and incentive fees, which typically are calculated based on a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. In general, all operating and other expenses are paid by the hotel owner and we are reimbursed for our out-of-pocket expenses. We are also required to recognize as revenue fees relating to payroll costs for operational employees who work at certain of our managed hotels. Although these costs are funded by hotel owners, we are required to report these fees on a gross basis as both revenues and expenses; there is no effect on our operating income.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such stay. These loyalty fees are intended to reimburse us for expenses associated with administering and marketing the program.

Reservation Booking Channels

In 2010, hotels within our system sold 7.7% or approximately 77.7 million, of the one billion hotel room nights sold in the U.S. and another 26.3 million hotel room nights across other parts of the world. Over 95% of the hotels in our system are in the economy and midscale segments of the global lodging industry. Economy and midscale hotels are typically located on highway roadsides for convenience to business and leisure travelers. Therefore, the majority of hotel room nights sold at these hotels is to guests who seek accommodations on a walk-in basis, which we believe is attributable to the brand reputation and recognition of the brand name.

For guests who book their hotel stay in advance, we booked on behalf of hotels within our system a total of 32.0 million room nights in 2010, which represents 41% of total bookings at these hotels and includes 15.1 million room nights booked through our Wyndham Rewards loyalty program.

Our most significant and fastest growing reservation channel is the Internet, which includes proprietary websites for each of our brands and for the Wyndham Rewards loyalty program, as well as OTAs and other third-party Internet booking sources. In 2010, we booked 17.4 million room nights through the Internet on behalf of U.S. hotels within our system, representing 22.5% of the total bookings at these hotels. Since 2005, bookings made directly by customers on our brand websites have increased at a five year CAGR of approximately 13.0%, and increased to over 7.8 million room nights in 2010, and bookings made through OTAs and other third-party Internet booking sources increased at a five year CAGR of approximately 19.0% to almost 9.6 million room nights in 2010.

Therefore, a key strategy for reservation delivery is the continual investment in and optimization of our eCommerce capabilities (websites, mobile and other online channels) as well as the deployment of advertising spend to drive online traffic to our proprietary eCommerce channels, including through marketing agreements we have with travel related search websites and affiliate networks. In addition, to ensure our franchisees receive bookings from OTAs and other third-party Internet sources, we provide direct connections between our central reservations system and strategic third-party Internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory, send bookings directly to our central systems without interference or delay and reduce our franchise distribution costs.

Apart from the Internet, our call centers contributed almost 2.6 million room nights in 2010 which represents 3.4% of the total bookings at the U.S. hotels within our system. We maintain call centers in Saint John, Canada; Aberdeen, South Dakota; and Manila, Philippines that handle bookings generated through toll-free numbers for our brands.

Our global distribution partners, such as Sabre and Amadeus, and global sales team also contributed a total of 2.5 million room nights in 2010, which represents 3.2% of the total bookings at the U.S. hotels within our system. Our global distribution partners process reservations made by offline travel agents and by any OTAs that do not have the ability to directly connect with our reservation system. Our global sales team generates sales from global and meeting planners, tour operators, travel agents, government and military clients, and corporate and small business accounts, to supplement the on-property sales efforts.

Loyalty Program

The Wyndham Rewards program, which was introduced in 2003, has grown steadily to become one of the lodging industry’s largest loyalty programs (based upon number of participating properties). The diversity of our brands uniquely enables us to meet our members’ leisure as well as business travel needs across the greatest number of locations and a wide range of price points. The Wyndham Rewards program is offered in the U.S., Canada, Mexico, throughout Europe and in China. As of December 31, 2010, there were 23.4 million members enrolled in the program of whom 8.1 million were active (members who have either earned or redeemed within the last 18 months). These members stay at our brands more often and drive incremental room nights, higher ADR and a longer length of stay than non-member guests.

Wyndham Rewards offers its members numerous ways to earn and redeem points. Members accumulate points by staying in one of almost 7,000 branded hotels participating in the program or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. Members also have the option to earn points or airline miles with approximately 50 business partners, including American Airlines, Continental Airlines, Delta Airlines, US Airways, United Airlines, Southwest Airlines, RCI, Endless Vacation Rentals, ResortQuest by Wyndham Vacation Rentals, Alamo and National Car Rental, Avis Budget Group, Amtrak, Aeromexico, Air China and BMI. When staying at one of our franchised or managed hotels, Wyndham Rewards members may elect to earn airline miles or rail points instead of Wyndham Rewards points. Wyndham Rewards members have thousands of options for redeeming their points including hotel stays, airline tickets, resort vacations, car rentals, electronics, sporting goods, movie and theme park tickets, and gift certificates.

Additionally, the Wyndham ByRequest program, a unique program featuring a communications package and personalized guest amenities and services is offered exclusively at our Wyndham Hotels and Resorts brand, Wingate by Wyndham brand and Hawthorn by Wyndham brand, and will be offered at the Tryp by Wyndham, Planet Hollywood, Dream and Night brands during 2011.

Marketing, Sales and Revenue Management Services

Our brand marketing teams develop and implement global marketing strategies for each of our hotel brands, including generating consumer awareness of, and preference for each brand as well as direct response activities designed to drive bookings through our central reservation systems. While brand positioning and strategy is generated from our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels. We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, creative development, traditional media planning and buying (radio, television and print), promotions, sponsorships and direct marketing. Our Best Available Rate guarantee gives consumers confidence to book directly with us by providing the same rates regardless of whether they book through our call centers, websites or other third party channel. In addition, we leverage the strength of our Wyndham Rewards program to develop meaningful marketing promotions and campaigns to drive new and repeat business to hotels in our system. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program’s channels and through the program’s partners’ channels.

Our global sales organization, strategically located throughout the world, leverages the significant size of our portfolio and our hotel brands to gain a larger share of business for each of our hotels through relationship-based selling to a diverse range of customers. Because our hotel portfolio meets the needs of all types of travelers, we can find more complete solutions for a client/company who may have travel needs ranging from economy to upscale brands. We are able to accommodate travelers almost anywhere business or leisure travelers go with our selection of over 7,200 hotels throughout the world. The sales team is deployed globally in key markets such as London, Mexico, Canada, Korea, China, Singapore and throughout the U.S. in order to leverage multidimensional customer needs for our hotels. The global sales team also works with each hotel to identify the hotel’s individual needs and then works to find the right customers to stay with those brands and those hotels.

We offer revenue management services to help maximize revenues of our hotel owners by improving rate and inventory management capabilities and also coordinating all recommended revenue programs delivered to our hotels in tandem with e-commerce and brand marketing strategies. Properties enrolled in our revenue management services have experienced higher production from call centers, websites and other channels, as well as stronger RevPAR index performance. As a result, the almost 4,500 properties currently enrolled in the revenue management program have experienced a 130 basis point improvement in RevPAR index since enrolling in our revenue management services.

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

Our field services team, strategically dispersed worldwide, integrates new properties into our system and helps existing properties improve RevPAR performance and guest satisfaction. Our training teams provide robust educational opportunities to our hotel owners through instructor led, web-based and electronic learning vehicles for a number of relevant topics. Our strategic sourcing department helps franchisees control costs by leveraging the buying power of the entire Wyndham Worldwide organization to produce discounted prices on numerous items necessary for the successful operation of a hotel, such as linens and coffee. Our development planning and construction team provides architectural and interior design guidance to hotel owners to ensure compliance with brand standards, including construction site visits and the creation of interior design schemes.

We also provide hotel owners with property management system software that synchronizes each hotel’s inventory with our central reservations platform. These systems help hotel owners manage their rooms inventory (room nights), rates (ADR) and reservations, which leads to greater profits at the property level and better enables us to deliver reservations at the right price to our hotel owners.

Additionally, MyPortal, which is a property-focused intranet website, is the key communication vehicle and a single access point to all the information and tools available to help our hotel owners manage their day-to-day activities.

New Development

Our development team consists of 100 professionals dispersed throughout the world, including in the U.S., China, U.K. and Mexico. Our development efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands. Approximately 30% of the new rooms added in 2010 were with franchisees or managed hotel owners already doing business with us.

Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager for a full-service hotel, we are able to couple these services in one offering which we believe gives us a competitive advantage.

During 2010, our development team generated 732 applications for new franchise and/or management agreements, of which 590, or 81%, resulted in new franchise and/or management agreements. The difference is attributable to various factors such as financing and agreement on contractual terms. Once executed, about 70% of hotels open within the following six months, while 10% open between six and 12 months and another 10% open generally within 24 months. The remaining may never open due to various factors such as financing.

As of December 31, 2010, we had approximately 102,700 rooms pending opening in our development pipeline, of which 51% were international and 55% were new construction.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services and reservations assistance directly to independent owner-operators of hotels. Under our direct franchise model, we principally market our lodging brands to hotel developers, owners of independent hotels and hotel owners who have the right to terminate their franchise affiliations with other lodging brands. We also market franchises to existing franchisees because many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, and gives the franchisor and franchisee certain rights to terminate the franchise agreement before its conclusion under certain circumstances, such as upon the lapse of a certain number of years after commencement of the agreement. Early termination options in franchise agreements give us flexibility to terminate franchised hotels if business circumstances warrant. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its property into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the franchise agreement.

Although we generally employ a direct franchise model in North America, we expect to open and operate our first company-owned hotel, The Wyndham Lake Buena Vista Hotel and Spa at Bonnet Creek Resort, in late 2011. This hotel will be situated in our Bonnet Creek vacation ownership resort near the Walt Disney World® resort in Florida and will enable us to leverage the synergies of our company’s hotel and vacation ownership components.

In other parts of the world, we employ a direct franchise model or, where we are not yet ready to support the required infrastructure for that region, we may employ a master franchise model. Franchise agreements in regions outside of North America may carry a lower fee structure based upon the breadth of services we are prepared to provide in that particular region. Under our master franchise model, we principally market our lodging brands to third parties that assume the principal role of franchisor, which entails selling individual franchise agreements and providing quality assurance, marketing and reservations support to franchisees. Since we provide only limited services to master franchisors, the fees we receive in connection with master franchise agreements are typically lower than the fees we receive under a direct franchising model. Master franchise agreements, which are individually negotiated and vary among our different brands, typically contain provisions that permit us to terminate the agreement if the other party to the agreement fails to meet specified development schedules. The terms of our master franchise agreements generally are competitive with industry averages.

We also enter into affiliation relationships whereby we provide our development, marketing and franchise services to brands owned by our affiliated partners. These relationships give us the ability to offer unique experiences to our guests and unique brand concepts to developers seeking to do business with Wyndham Hotel Group. Affiliation agreements typically carry lower royalty fees since we do not incur costs associated with owning the underlying intellectual property. Certain of these affiliated relationships contain development targets whereby our future development rights may be terminated upon failure to meet the specified targets.

Strategies

Wyndham Hotel Group is strategically focused on the following two objectives that we believe are essential to our business:

•	increasing our system size by adding new rooms and retaining the properties that meet our performance criteria; and

•	strengthening our customer value proposition by driving revenues to hotel owners operating under or affiliated with our brand offerings.

To increase our system size, we intend to deploy specific tactics to strengthen our leading position in the North America market, which represents 88% of hotels in our global system. We also expect to grow our system size outside North America, where a relatively low percentage of hotels are branded. Our global strategy generally focuses on pursuing new room growth organically although we may consider the select acquisition of brands that facilitate our strategic objectives. We intend to increase the size of our system by deploying these primary strategies:

•	targeting key markets globally where the Wyndham brand is underrepresented and deploying a hub-and-spoke development strategy;

•	creating franchise conversion programs for our Super 8, Days Inn and Ramada brands with a goal of reducing the average age of the North America system;

•	spurring new construction growth in our Microtel and Wingate brands by developing franchisee-financing options for multi-unit developers in North America;

•	introducing the Tryp by Wyndham brand to North America with targeted development efforts in key markets and continuing to increase its existing presence in Latin America and Europe; and

•	targeting new construction and conversion opportunities in China, the Middle East, United Kingdom and India for our Wyndham, Ramada, Days Inn and Super 8 brands.

We recognize that the value we bring to hotel owners has a direct impact on our ability to retain their property within our system. This is why helping to make our franchisees and managed hotels profitable, whether through incremental revenue, cost efficiencies, operational excellence or better service, is a key focus of Wyndham Hotel Group. We also believe that our ability to attract new franchisees and hotel owners is greatly influenced by demonstrating our value to existing franchisees and hotel owners. We are enhancing this value through the launch of a series of strategic initiatives in 2010, collectively known as “Apollo”, with the goal of driving incremental revenue to our franchised and managed hotels and strengthening the value of our brands. These initiatives and other strategies to strengthen our customer value proposition are:

•	improving consumer conversion on our brand web sites by enhancing navigation, content, rate availability, and technology;

•	improving the overall content of our hotel brands across all web channels;

•	optimizing rate information for hotel owners through all distribution channels;

•	growing and strengthening our Wyndham Rewards loyalty program; and

•	continuing the deployment of our exceptional service culture tool, “Count on Me!”, into every aspect of the business.

Seasonality

Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year as a result of increased leisure travel and the related ability to charge higher ADRs during the spring and summer months.

Competition

Competition is robust among the lodging brand franchisors to grow their franchise systems and retain their existing franchisees. We believe existing and potential franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered to franchisees. We further believe that the perceived value of a brand name is, to some extent, a function of the success of the existing hotels franchised under the brands. We believe that existing and prospective franchisees value a franchise based upon their views of the relationship between the costs, including costs of conversion and affiliation, to the benefits, including potential for increased revenues and profitability, and upon the reputation of the franchisor.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among almost 5,600 franchisees, which reduces our exposure to any one franchisee. No one franchisee accounts for more than 3% of our franchised hotels or total segment revenues.

WYNDHAM EXCHANGE & RENTALS

Vacation Exchange and Rentals Industry

The over $60 billion global vacation exchange and rentals industry is largely a fee-for-service business and has been a growing segment of the hospitality industry. The industry offers services and products to both leisure travelers and vacation property owners. For leisure travelers, the industry offers access to a range of fully-furnished vacation properties, which include privately-owned vacation homes, villas, cottages, apartments and condominiums, vacation ownership resorts, inventory at hotels and resorts, boats and yachts. The industry offers leisure travelers flexibility (subject to availability) in time of travel and choice of lodging options in regions where travelers may not typically have access to such choices. For vacation property owners, affiliations with vacation exchange companies allow owners of vacation intervals to exchange their interests in vacation properties for vacation time at other properties or for other various services and products. Additionally, affiliation with vacation rental companies provides property owners the ability to have their properties marketed and rented and, in some instances, to transfer the responsibility of managing such properties.

To participate in a vacation exchange, an owner generally contributes their interval to an exchange company’s network and then indicates the particular resort or geographic area where the owner would like to travel, the size of the unit desired and the period during which the owner would like to vacation. The exchange company then rates the owner’s contributed intervals based upon a number of factors, including the location and size of the unit or units, the quality of the resort or resorts and the time period or periods during which the intervals entitle the owner to vacation. An exchange may then be completed based on these conditions. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for facilitating exchanges and through annual membership dues. In 2009, 72% of owners of intervals were members of vacation exchange companies, and 54% of such owners exchanged their intervals through such exchange companies.

The long-term trend in the vacation exchange industry has been growth in the number of members of vacation exchange companies. Current economic conditions have resulted in slower growth, but we believe that an economic recovery will support a return to stronger growth. In 2009, there were approximately 6.1 million members industry-wide who completed approximately 3.3 million exchanges. Within the broader long-term growth trend of the vacation exchange industry, there is also a trend where timeshare developers are enrolling members in private label clubs, where members have the option to exchange within the club or through external exchange channels. The club trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per average member and revenue per member.

The vacation rental industry offers vacation property owners the opportunity to rent their properties to leisure travelers for periods of time. The vacation rental industry is not as organized as the lodging industry in that the vacation rental industry does not have global reservation systems or brands. The industry is divided broadly into two segments. The first is the serviced rental segment, where the homeowner provides their property to an agent to rent, in a majority of cases, on an exclusive basis and the agent receives a commission for marketing the property, managing bookings and providing quality assurance to the renter. The other segment of the industry is the listing business, where there is no exclusive relationship and the property owner pays a fixed fee for an online listing or a directory listing with minimal additional services, typically with no direct booking ability or quality assurance services. Typically, serviced vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, serviced vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2010, there were approximately 1.3 million and 1.7 million vacation properties available for rental in the U.S. and Europe, respectively. In the U.S., the vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, the vacation properties available for rental include individual homes and apartments, campsites and vacation park bungalows. Individual owners of vacation properties in the U.S. and Europe may own their properties as investments and may sometimes use such properties for their own use for portions of the year. We believe that the overall supply of vacation rental properties has grown primarily because of the increasing desire by existing owners of second homes to gain an earnings stream evidenced by homes not previously offered for rent appearing on the market.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family; (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions; and (iii) increased consumer awareness of vacation rental options. The global demand per year for vacation rentals is approximately 54 million vacation weeks, 34 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home. Some leisure travelers, however, travel relatively long distances from their homes to vacation properties in domestic or international destinations. Current economic conditions have resulted in slower growth in the near term, but we believe that long-term trends will support a return to stronger growth.

The destinations where leisure travelers from Europe, the U.S., South Africa and Australia generally rent properties vary by country of origin of the leisure travelers. Leisure travelers from Europe generally rent properties in European destinations, including the United Kingdom, Denmark, Ireland, Spain, France, the Netherlands, Germany, Italy and Portugal. Demand from European leisure travelers has recently been shifting beyond traditional Western Europe, based on political stability across Europe, increased accessibility of Eastern Europe and the expansion of the European Union. Demand from U.S. leisure travelers is focused on rentals in seaside destinations, such as Hawaii, Florida and the Carolinas, in ski destinations such as the Rocky Mountains, and in urban centers such as Las Vegas, Nevada; and San Francisco, California. Demand is also growing for destinations in Mexico and the Caribbean by leisure travelers from the U.S.

Wyndham Exchange & Rentals Overview

Wyndham Exchange & Rentals is largely a fee-for-service business that provides vacation exchange services and products to developers, managers and owners of intervals of vacation ownership interests, and markets vacation rental properties. Our vacation exchange and rentals business primarily derives its revenues from fees which generate stable and predictable cash flows. Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and exchange fees for facilitating transactions. Our vacation exchange business also derives revenues from ancillary services including additional services provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs. Our vacation rentals business primarily derives its revenues from fees, which generally average between 15% and 45% of the gross booking fees for non-proprietary inventory, except for where we receive 100% of the revenues for properties that we own or operate under long-term capital leases. Our vacation rentals business also derives revenues from ancillary services delivered to property owners and travelers. The revenues generated in our vacation exchange and rentals business are substantially derived from the direct customer relationships we have with our 3.8 million vacation exchange members, the affiliated developers of over 4,000 resorts, our over 51,000 independent property owners and our repeat vacation rentals customers. No one external customer, developer or customer group accounts for more than 2% of our vacation exchange and rentals revenues.

We are the world’s largest vacation exchange network based on the number of vacation exchange members and the world’s largest global marketers of vacation rental properties based on the number of serviced vacation rental properties marketed. Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to approximately 97,000 vacation properties, which are comprised of over 4,000 vacation ownership resorts around the world through our vacation exchange business, and approximately 93,000 vacation rental properties with approximately 87,000 properties located principally in Europe and approximately 6,000 located in the U.S. Each year, our vacation exchange and rentals business provides more than 4.9 million leisure-bound families with vacation exchange and rentals services and products. The properties available to leisure travelers through our vacation exchange and rentals business include vacation ownership condominiums, homes, villas, cottages, bungalows, campgrounds, hotel rooms and suites, city apartments, fractional private residences, luxury destination clubs and yachts. We offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access, and we offer property owners marketing services, quality control services and property management services ranging from key-holding to full property maintenance for such properties. Our vacation exchange and rentals business has over 150 worldwide offices. We market our services and products using ten primary consumer brands and other related brands.

Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. We have 3.8 million vacation exchange members and generally retain more than 85% of members each year, with the overall membership base currently stable and expected to grow over time, and generate fees from members for both annual membership subscriptions and transaction based services. We acquire substantially all members of our exchange programs indirectly. In substantially all cases, an affiliated resort developer buys the initial term of an RCI membership on behalf of the consumer when the consumer purchases a vacation ownership interval. Generally, this initial term is either 1 or 2 years and entitles the vacation ownership interval purchaser to receive periodicals published by RCI and to use the applicable exchange program for an additional fee. The vacation ownership interval purchaser generally pays for membership renewals, or such member renewals are paid for on the purchaser’s behalf by the developer. Additionally, such purchaser generally pays any applicable fees for exchange transactions.

RCI operates three worldwide exchange programs that have a member base of vacation owners who are generally well-traveled and who want flexibility and variety in their travel plans each year. Our vacation exchange business’ three exchange programs, which serve owners of intervals at affiliated resorts, are RCI® Weeks, RCI Points® and The Registry Collection®. Participants in these vacation exchange programs pay annual membership dues. For additional fees, participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products. We refer to participants in these three exchange programs as “members.”

The RCI Weeks exchange program is the world’s largest vacation ownership exchange network and generally provides members with the ability to trade week-long intervals in units at their resorts for week-long intervals at the same resorts or at comparable resorts. Additionally, with significant technology enhancements that RCI made to its Weeks program in 2010, RCI Weeks members are better able to understand the trading power value of their vacation interval once deposited with RCI. Such members can also combine deposited timeshare intervals which allow them the ability to transact into higher-valued vacations and receive a deposit credit if the value of their deposited interval is greater than the interval that they have received by exchange. See below under Internet for more information about this comprehensive initiative.

The RCI Points exchange program, launched in 2000, is a global points-based exchange network, which allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other services and products, our vacation exchange business gains the right to these points so it can rent vacation properties backed by these points in order to recoup the expense of providing other services and products. In 2010, RCI launched RCI Points PlatinumSM membership, a premium level of membership and the latest enhancement to its successful RCI Points exchange program that offers exclusive exchange and lifestyle benefits to subscribing members.

We believe that The Registry Collection exchange program is the industry’s largest and first global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection’s network include higher-end vacation ownership resorts, fractional ownership resorts, condo-hotels and yachts. The Registry Collection program allows members to exchange their intervals for the use of other vacation properties within the network for a fee and also offers access to other services and products, such as cruises, yachts, adventure travel, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

Our vacation exchange business operates worldwide primarily in the following regions: North America, Europe, Latin America, Southern Africa, Asia, Pacific and the Middle East. We tailor our strategies and operating plans for each of the geographical environments where RCI has or seeks to develop a substantial member base.

Vacation Rentals

The vacation rental properties we market are principally privately-owned villas, homes, cottages, bungalows, campgrounds, apartments and condominiums that generally belong to independent property owners. In addition to these properties, we market inventory from our vacation exchange business and from other sources. We generate fee income from marketing and renting these properties to consumers. We currently make nearly 1.2 million vacation rental bookings a year. We market vacation rental properties under proprietary brand names, such as Landal GreenParks, Hoseasons, Villas4You, cottages4you, English Country Cottages, James Villa Holidays, Novasol, Dansommer, Cuendet, Canvas Holidays, ResortQuest and Endless Vacation Rentals and through select private-label arrangements. The following is a description of some of our major vacation rental brands:

•	Novasol® is one of continental Europe’s largest rental companies, featuring properties in more than 20 European countries including holiday homes in Denmark, Norway, Sweden, France, Italy and Croatia, with over 29,000 exclusive holiday homes available for rent through established brands such as Novasol, Dansommer and Cuendet.

•	The Hoseasons Group operates a number of well-recognized and established brands within the vacation rental market, including Hoseasons, English Country Cottages, cottages4you, Welcome Cottages and James Villa Holidays, and offers unparalleled access to over 44,000 properties across the U.K. and Europe.

•	Landal GreenParks® is one of Holland’s leading holiday park companies, with over 70 holiday parks offering approximately 11,000 holiday park bungalows, villas and apartments in the Netherlands, Germany, Belgium, Austria, Switzerland and the Czech Republic. Every year more than 2 million guests visit Landal’s parks, many of which offer dining, shopping and wellness facilities.

•	Canvas Holidays is a specialist tour operator offering luxury camping holidays in Europe at over 90 of the finest European campsites with almost 3,000 accommodation units. It has a wide choice of luxury accommodations — spacious lodges, comfortable mobile homes and the unique Maxi Tent, plus an exciting range of children’s and family clubs.

•	ResortQuest is a leading provider of full-service, wholly-owned vacation condominiums and home rentals in the U.S. With more than 20 years of experience in the industry, ResortQuest represents a portfolio of approximately 6,000 vacation rental properties in premier beach, ski, golf and tennis resort destinations across North America — from ski-in/ski-out townhomes in Breckenridge, Colorado and Sundance Film Festival lodging in Park City, Utah, to golf course villas on Hilton Head Island in South Carolina and Gulf-front condos along Florida’s Emerald Coast.

Most of the rental activity under our brands takes place in Europe and the U.S., although we have the ability to source and rent inventory in approximately 100 countries. Our vacation rentals business also has the opportunity to provide inventory to our 3.8 million vacation exchange members.

Our vacation rentals business currently has relationships with over 51,000 independent property owners in 32 countries, including the Netherlands, United Kingdom, Germany, Denmark, Sweden, France, Ireland, Belgium, Italy, Spain, Portugal, Norway, Greece, Austria, Croatia, certain countries in Eastern Europe, the U.S., the Pacific Rim and Latin America. Property owners typically enter into one year or multi-year contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest in, or capital leases under, approximately 10% of the properties in our Landal GreenParks rental portfolio.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers sign long-term agreements each with a duration of up to 12 years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. In our vacation rentals business, we primarily enter into exclusive annual rental agreements with property owners. We market rental properties online and offline to large databases of customers which generate repeat bookings. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third-party travel agencies, tour operators, and online distribution channels to drive additional occupancy. We have a number of specific branded websites, such as http://www.cottages4you.co.uk and http://www.resortquest.com as well as a new global portal highlighting all of our vacation rental brands across product type and geography, http://www.wyndhamvacationrentals.com, to promote, sell and inform new customers about vacation rentals. Given the diversified nature of our rental brands, there is limited dependence on a single customer group or business partner.

Loyalty Program

Our U.S. vacation exchange business’ member loyalty program is RCI Elite Rewards®, which offers a branded credit card, the RCI Elite Rewards credit card. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues and exchange fees for transactions, and other services and products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Internet

Given the increasing interest of our members and rental customers to transact on the Internet, we invest and will continue to invest in cutting edge and innovative online technologies to ensure that our members and rental customers have access to similar information and services online that we provide through our call centers. Through our comprehensive http://www.RCI.com initiative, we have launched enhanced search capabilities that greatly simplify our search process and make it easier for a member to find a desired vacation. We have also greatly expanded our online content, including multiple resort pictures and high-definition videos, to help educate members about potential vacation options. Additionally, in 2010, we released a significant series of technology enhancements to our members. This new technology includes program enhancements for our RCI Weeks Members that provide complete trading power transparency, allowing members to better understand the trading power value of the timeshare interval that they deposited with RCI and the timeshare interval into which they want to exchange. Members also have the ability to combine the timeshare intervals that they have deposited with RCI for increased trading power and get a deposit credit if the trading power value of their deposited interval is greater than the interval that they have received by exchange. We also have enhanced our ability to merchandise offers through web only channels and have launched mobile technologies such as applications for the iPhone® to access http://www.RCI.com functionality.

Over the last several years, we have improved our web penetration for European rentals through enhancements that have moved the majority of bookings online. As our online distribution channels improve, members and rental customers will shift from transacting business through our call centers to transacting business online, which we expect will generate cost savings. By offering our members and rental customers the opportunity to transact business either through our call centers or online, we offer our members and rental customers the ability to use the distribution channel with which they are most comfortable. Regardless of the distribution channel our members and rental customers use, our goals are member and rental customer satisfaction and retention.

Call Centers

Our vacation exchange and rentals business also services its members and rental customers through global call centers. The requests that we receive at our global call centers are handled by our vacation guides, who are trained to fulfill our members’ and rental customers’ requests for vacation exchanges and rentals. When our members’ and rental customers’ primary choices are unavailable in periods of high demand, our guides offer the next nearest match in order to fulfill the members’ and rental customers’ needs. Call centers are currently an important distribution channel and therefore we invest resources and will continue to do so to ensure that members and rental customers continue to receive a high level of personalized customer service through our call centers.

Marketing

We market to our members and rental customers through direct mail and email, online distribution channels, brochures, magazines and travel agencies. We recently launched a comprehensive social media initiative including an RCI application for the iPhone® and iPod touch®, a Facebook fan page, a Twitter account and the RCI Blog. Our vacation exchange and rentals business has over 100 publications involved in the marketing of the business. Our vacation exchange and rentals business also publishes resort directories and other periodicals related to the vacation and vacation ownership industry and other travel-related services. We use our publications not only for marketing, but also for member and rental customer retention. Additionally, we promote our offerings to owners of resorts and homes through publications, trade shows, online and other marketing efforts.

Strategies

We intend to grow our vacation exchange and rentals business profitability by focusing on five strategic themes:

•	Inspire world-class associate engagement and “Count On Me!” service so that we will deliver better services and products, resulting in improved customer satisfaction and optimal business growth;

•	Invest in technology to improve the customer experience, grow market share and reduce costs;

•	Offer more options to our guests by expanding into new geographic markets and product lines;

•	Develop compelling new services and products by improving our analytic process; and

•	Promote the benefits of timeshare and vacation rentals to new customer segments.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Seasonality

Vacation exchange and rentals revenues are generally higher in the first and third quarters than in the second or fourth quarters. Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation rentals are highest. More than half of our vacation rental customers book their reservations within 11 weeks of departure dates and more than 70% of our rental customers book their reservations within 20 weeks of departure dates, reflecting recent trends of bookings closer to the travel date.

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

WYNDHAM VACATION OWNERSHIP

Vacation Ownership Industry

The global vacation ownership industry, which is also referred to as the timeshare industry, is an important component of the domestic and international hospitality industry. The vacation ownership industry enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specific period of time. Generally, a vacation ownership purchaser’s fee simple interest in or right to use a property is referred to as a “vacation ownership interest.” For many vacation ownership interest purchasers, vacation ownership is an attractive vacation alternative to traditional lodging accommodations at hotels or owning vacation properties. Owners of vacation ownership interests are not subject to the variance in room rates to which lodging customers are subject, and vacation ownership units are, on average, more than twice the size of traditional hotel rooms and typically have more amenities, such as kitchens, than do traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The vacation ownership industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, the vacation ownership industry grew at a double-digit CAGR, although sales slowed by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. Based on research by the American Resort Development Association or ARDA, a trade association representing the vacation ownership and resort development industries, domestic sales of vacation ownership interests were approximately $6.3 billion in 2010 compared to $6.5 billion in 2003. ARDA estimated that in 2009, there were approximately 8 million households that owned one or more vacation ownership interests in the U.S.

Based on published industry data, we believe that the following factors have contributed to the substantial growth, particularly in North America, of the vacation ownership industry over the past two decades:

•	inherent appeal of a timeshare vacation option as opposed to a hotel stay;

•	improvement in quality of resorts and resort management and servicing;

•	increased flexibility for owners of vacation ownership interests made possible through owners’ affiliations with vacation ownership exchange companies and vacation ownership companies’ internal exchange programs;

•	entry of widely-known lodging and entertainment companies into the industry; and

•	increased consumer confidence in the industry based on enhanced consumer protection regulation of the industry.

Demographic factors explain, in part, the growth of the industry. A 2010 study of recent vacation ownership purchasers revealed that the average purchaser was 52 years of age and had a median household income of $78,400. The average purchaser in the U.S., therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We believe that baby boomers will continue to have a positive influence on the vacation ownership industry.

According to information compiled by ARDA, four primary reasons consumers cite for purchasing vacation ownership interests are: (i) flexibility with respect to different locations, unit sizes and times of year, (ii) the certainty of quality accommodations, (iii) credibility of the timeshare company and (iv) the opportunity to exchange into other resort locations. According to a 2010 ARDA study, nearly 84% of owners of vacation ownership interests expressed satisfaction with owning timeshare. With respect to exchange opportunities, most owners of vacation ownership interests can exchange vacation ownership interests through exchange companies and through the applicable vacation ownership company’s internal network of properties.

Wyndham Vacation Ownership Overview

Wyndham Vacation Ownership, our vacation ownership business, includes marketing and sales of vacation ownership interests, consumer financing in connection with the purchase by individuals of vacation ownership interests, property management services to property owners’ associations and development and acquisition of vacation ownership resorts. We operate our vacation ownership business through our two primary brands, Wyndham Vacation Resorts and WorldMark by Wyndham. In October 1999, WorldMark by Wyndham formed Wyndham Vacation Resorts Asia Pacific Pty. Ltd., a New South Wales corporation, or Wyndham Asia Pacific, as its direct wholly owned subsidiary for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Wyndham Asia Pacific is currently the largest vacation ownership business in Australia.

We have the largest vacation ownership business in the world as measured by the number of vacation ownership resorts, vacation ownership units and owners of vacation ownership interests and by annual revenues associated with the sale of vacation ownership interests. As of December 31, 2010, we have developed or acquired over 160 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent approximately 20,500 individual vacation ownership units and over 814,000 owners of vacation ownership interests. During 2010, Wyndham Vacation Ownership expanded its portfolio with the addition of resorts in Orlando, Florida; Myrtle Beach, South Carolina; and Australia and added additional inventory at locations in Orlando, Florida; Australia; and New Zealand.

In response to worldwide economic conditions impacting the general availability of credit on which our vacation ownership business has historically been reliant, we announced in late 2008 a plan to reduce our 2009 gross VOI sales by approximately 40% in order to reduce our need to access the asset-backed securities markets during 2009 and beyond, and also significantly reduce costs and capital needs while enhancing cash flow. Accordingly, during 2009, we recorded approximately $1.3 billion in gross vacation ownership interest sales, a reduction over 2008. In 2010, we recorded gross VOI sales of $1.5 billion which includes $51 million of WAAM sales.

Our primary vacation ownership brands, Wyndham Vacation Resorts and WorldMark by Wyndham, operate vacation ownership programs through which vacation ownership interests can be redeemed for vacations through points- or credits-based internal reservation systems that provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. The points-or credits-based reservation systems offer owners redemption opportunities for other travel and leisure products that may be offered from time to time, and the opportunity for owners to use our products for one or more vacations per year based on level of ownership. Our vacation ownership programs allow us to market and sell our vacation ownership products in variable quantities as opposed to the fixed quantity of the traditional, fixed-week vacation ownership, which is primarily sold on a weekly interval basis, and to offer to existing owners “upgrade” sales to supplement such owners’ existing vacation ownership interests. Although we operate Wyndham Vacation Resorts and WorldMark by Wyndham as separate brands, we have integrated substantially all of the business functions of Wyndham Vacation Resorts and WorldMark by Wyndham, including consumer finance, information technology, certain staff functions, product development and certain marketing activities.

Our vacation ownership business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. Because revenues from sales of vacation ownership interests and consumer finance in connection with such sales depend on the number of vacation ownership units in which we sell vacation ownership interests, increasing the number of such units is important in achieving our revenue goals. Because revenues from property management depend on the number of units we manage, increasing the number of such units has a direct effect of increasing our revenues from property management.

Sales and Marketing of Vacation Ownership Interests

Vacation Ownership Interests, Portfolio of Resorts and Maintenance Fees. The vacation ownership interests that Wyndham Vacation Resorts markets and sells consist primarily of undivided interests that entitle an owner to ownership and usage rights that are not restricted to a particular week of the year. As of December 31, 2010, over 519,000 owners held interests in Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts properties are located primarily in the U.S. and, as of December 31, 2010, consisted of 76 resorts (six of which are shared with WorldMark by Wyndham) that represented approximately 13,200 units. During 2010, Wyndham Vacation Resorts opened new properties in Orlando, Florida and Myrtle Beach, South Carolina and added inventory at existing properties in Orlando, Florida.

The majority of the resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World® Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg® in Virginia; and the Hawaiian Islands. Most Wyndham Vacation Resorts properties are affiliated with Wyndham Worldwide’s vacation exchange business, RCI, which annually awards to the top 25-35% of RCI affiliated vacation ownership resorts throughout the world, designations of an RCI Gold Crown Resort® winner or an RCI Silver Crown Resort® winner for exceptional resort standards and service levels. Among Wyndham Vacation Resorts’ 76 resort properties, 57 have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

After WorldMark by Wyndham or Wyndham Asia Pacific develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, which we refer collectively as the Clubs, as applicable. In exchange for the conveyances, WorldMark by Wyndham or Wyndham Asia Pacific receives the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. Vacation ownership interests sold by WorldMark by Wyndham and Wyndham Asia Pacific represent credits in the Clubs which entitle the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. Although vacation credits, unlike vacation ownership interests in Wyndham Vacation Resorts resort properties, do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates vacation ownership interests evidenced by deeded interests in real estate. As of December 31, 2010, approximately 295,000 owners held vacation credits in the Clubs.

WorldMark by Wyndham resorts are located primarily in the Western U.S., Canada, Mexico and the South Pacific and, as of December 31, 2010, consisted of 92 resorts (six of which are shared with Wyndham Vacation Resorts) that represented approximately 7,300 units. Of the WorldMark by Wyndham resorts and units, Wyndham Asia Pacific has a total of 21 resorts with approximately 800 units. During 2010, WorldMark by Wyndham opened new properties in Australia and added inventory at existing properties located in Australia and New Zealand.

The resorts in which WorldMark by Wyndham develops, markets and sells vacation credits are primarily drive-to resorts. Most WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI. Among WorldMark by Wyndham’s 92 resorts, 62 have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

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

Owners who participate in Club Wyndham Plus assign their use rights to a trust in exchange for the right to reserve in the internal reservation system. The number of points that an owner receives as a result of the assignment to the trust of the owner’s use rights, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year associated with the interests assigned to the trust or requested by the owner, as applicable. Participants in Club Wyndham Plus may choose (subject to availability) the Wyndham Vacation Resorts resort properties, length of stay, unit types and times of year, depending on the number of points to which they are entitled and the number of points required to take the vacations of their preference. Participants in the program may redeem their points not only for resort stays, but also for other travel and leisure products that may be offered from time to time. Owners of vacation points are able to borrow vacation points from the next year for use in the current year. Wyndham Vacation Resorts offers various programs that provide existing owners with the opportunity to “upgrade,” or acquire additional vacation ownership interests to increase the number of points such owners can use in Club Wyndham Plus.

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

Owners of vacation credits can make reservations through the Clubs, or may elect to join and exchange their vacation ownership interests through Wyndham’s vacation exchange business, RCI, or other third-party international exchange companies.

Property Management

Program, Property and Club Management. In exchange for management fees, Wyndham Vacation Resorts, itself or through a Wyndham Vacation Resorts affiliate, manages Club Wyndham Plus, the majority of property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests, and property owners’ associations at resorts developed by third parties. On behalf of Club Wyndham Plus, Wyndham Vacation Resorts or its affiliate manages the reservation system for Club Wyndham Plus and provides owner services and billing and collections services. The term of the trust agreement of Club Wyndham Plus runs through December 31, 2025, and the term is automatically extended for successive ten year periods unless a majority of the members of the program vote to terminate the trust agreement prior to the expiration of the term then in effect. The term of the management agreement, under which Wyndham Vacation Resorts manages the Club Wyndham Plus program, is for five years and is automatically renewed annually for successive terms of five years, provided the trustee under the program does not serve notice of termination to Wyndham Vacation Resorts at the end of any calendar year. On behalf of property owners’ associations, Wyndham Vacation Resorts or its affiliates generally provide day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations.

We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. We incur certain reimbursable costs which principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer. Property management revenues were $405 million, $376 million, and $346 million during 2010, 2009 and 2008, respectively. Property management revenue is comprised of management fee revenue and reimbursable revenue. Management fee revenues were $183 million, $170 million and $159 million during 2010, 2009, and 2008, respectively. Reimbursable revenues were $222 million, $206 million, and $187 million respectively during 2010, 2009, and 2008. Reimbursable revenues are based upon cost with no added margin and thus, have little or no impact on our operating income. The terms of the property management agreements with the property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests vary; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. At some established sites, the property owners’ associations have entered into property management agreements with professional management companies other than Wyndham Vacation Resorts or its affiliates.

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

Sales and Marketing Channels and Programs

Wyndham Vacation Ownership employs a variety of marketing channels as part of Wyndham Vacation Resorts and WorldMark by Wyndham marketing programs to encourage prospective owners of vacation ownership interests to tour Wyndham Vacation Ownership properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at our resort properties. Sales of vacation ownership interests relating to upgrades represented approximately 68%, 64% and 51% of our net sales of vacation ownership interests during 2010, 2009 and 2008, respectively.

Wyndham Vacation Ownership uses a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Worldwide hotel brands, associated loyalty and other co-branded marketing programs and events. Wyndham Vacation Ownership also co-sponsors sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, Wyndham Vacation Ownership offers existing owners cash awards or other incentives for referrals of new owners. New owner acquisition is an important strategy for Wyndham Vacation Ownership in order to continue to build our pool of “lifetime” buyers of vacation ownership. New owners will enable Wyndham Vacation Ownership to solicit upgrade sales in the future. During 2010, we added approximately 22,000 new owners to our pool of “lifetime” buyers which may ultimately become repeat buyers of vacation ownership interests as they upgrade.

Wyndham Vacation Ownership’s marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ present and past customers through a variety of co-branded marketing offers. Wyndham Vacation Ownership’s resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow through providing local offers. The sales centers enable Wyndham Vacation Ownership to market to tourists already visiting destination areas. Wyndham Vacation Ownership’s marketing agents, which often operate on the premises of the hospitality, entertainment, gaming and retail companies with which Wyndham Vacation Ownership has alliances within these markets, solicit local tourists with offers relating to activities and entertainment in exchange for the tourists visiting the local resorts and attending sales presentations.

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

Wyndham Vacation Ownership’s resort-based sales centers also enable Wyndham Vacation Ownership to actively market upgrade sales to existing owners of vacation ownership interests while such owners vacation at Wyndham Vacation Ownership resort properties. In addition, we also operate a telesales program designed to market upgrade sales to existing owners of our products.

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

Wyndham Vacation Ownership typically performs a credit investigation or other review or inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the vacation ownership interest. The interest rate offered to participating purchasers is determined by an automated underwriting based upon the purchaser’s credit score, the amount of the down payment and the size of purchase. Wyndham Vacation Ownership uses a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 — 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. Our weighted average FICO score on new originations for 2010 and 2009 was approximately 725, reflecting an approximate 30 point increase since the Company’s realignment in 2008. Wyndham Vacation Ownership offers purchasers an interest rate reduction if they participate in our pre-authorized checking programs, pursuant to which our consumer financing subsidiary each month debits a purchaser’s bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date.

During 2010, we generated new receivables of $983 million on gross vacation ownership sales, net of WAAM sales, of $1.4 billion, which amounts to 70% of vacation ownership sales being financed. However, the 70% is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, approximately 56% of vacation ownership sales are financed, with the remaining 44% being cash sales.

Wyndham Vacation Ownership generally requires a minimum down payment of 10% of the purchase price on all sales of vacation ownership interests and offer consumer financing for the remaining balance for up to ten years. While the minimum is generally 10%, during 2010, our average down payment was approximately 23% for financed sales of vacation ownership interests. These loans are structured so that we receive equal monthly installments that fully amortize the principal due by the final due date.

Similar to other companies that provide consumer financing, we historically securitize a majority of the receivables originated in connection with the sales of vacation ownership interests. We initially place the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities.

Servicing and Collection Procedures

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files and all customer service, billing and collection activities related to the domestic loans we extend. We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2010, our loan portfolio was 95.4% current (i.e., not more than 30 days past due).

Strategies

Wyndham Vacation Ownership is strategically focused on the following objectives that we believe are essential to our business:

•	maximize cash flow;

•	further strengthening the financial profile of the business through the continued development of our asset light business model;

•	drive greater sales and marketing efficiencies at all levels; and

•	delivering “Count On Me!” service to our customers, partners and associates.

Manage for Cash Flow. We plan to increasingly manage our business for cash flow by improving the quality of our loan portfolio through maintaining more restrictive financing terms for customers that fall within lower credit classifications, seeking higher down payments at the time of sale and strengthening the effectiveness of our collections efforts. We will continue to streamline our balance sheet through controlled development spending and selling through our existing finished inventory. Additionally, we will continue to generate recurring income associated with (i) property management fees, (ii) interest income from our large pool of receivables, and (iii) upgrade sales from our deeply loyal customer base.

Wyndham Asset Affiliation Model (“WAAM”). We also plan to expand our fee-for-service timeshare sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the significant cost that accompanies new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. WAAM enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service consumer financing, servicing operations and property management business. During 2010, we commenced sales in connection with two WAAM projects — one in South Carolina and another in Florida and in early 2011, we signed two additional WAAM projects — one in Vermont and another on the Florida Gulf coast. In 2010, we had $51 million in WAAM sales which represents 3% of gross VOI sales. We expect to have WAAM sales of approximately 15% to 20% of gross VOI sales within the next several years.

Drive Greater Sales and Marketing Efficiency. We plan to drive greater sales and marketing efficiencies by aggressively applying strengthened tour qualification standards. We expect to thus limit our marketing activities to only the highest quality prospects both in terms of such persons’ interest in purchasing our products and their demonstrated ability to self-finance and/or qualify for our more restrictive financing terms.

We will continue to focus our efforts on current owners, who are our most reliable marketing prospects and the most efficient from a marketing standpoint, as well as highly qualified prospect categories including certain existing Wyndham Hotel Group customers and consumers affiliated with the Wyndham Rewards and Wyndham By Request loyalty programs, for example. We are also focusing our efforts on new owner acquisition as this will continue to build our pool of “lifetime” buyers of vacation ownership. We believe this market is underpenetrated and estimate there are 53 million households which we consider as potential purchasers of vacation ownership interests. During 2010, we added approximately 22,000 new owners to our pool of “lifetime” buyers. We will also seek to develop and market mixed-use hotel and vacation ownership properties in conjunction with the Wyndham brand. The mixed-use properties would afford us access to both hotel clients in higher income demographics for the purpose of marketing vacation ownership interests and hotel inventory for use in our marketing programs.

Delivering “Count On Me!” Service

Wyndham Vacation Ownership is committed to providing exceptional customer service to its owners and guests at every interaction. We consistently monitor our progress by inviting service feedback at key customer touch points, including point of sale, post-vacation experience, and annual owner surveys, which gauge service performance in a variety of areas and identify improvement opportunities. The Company’s service culture also extends to associates, who make are committed to be responsive, be respectful, and to deliver a great experience to owners, guests, partners, our communities and each other.

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

TRADEMARKS

Our brand names and related trademarks, service marks, logos and trade names are very important to the businesses that make up our Wyndham Hotel Group, Wyndham Exchange & Rentals, and Wyndham Vacation Ownership business units. Our subsidiaries actively use or license for use all significant marks, and we own or have exclusive licenses to use these marks. We register the marks that we own in the United States Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.

EMPLOYEES

As of December 31, 2010, we had approximately 26,400 employees, including approximately 8,100 employees outside of the U.S. As of December 31, 2010, our lodging business had approximately 4,000 employees, our vacation exchange and rentals business had approximately 8,600 employees and our vacation ownership business had approximately 13,300 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our relations with employees are good.

ENVIRONMENTAL COMPLIANCE

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

ITEM 1A.	RISK FACTORS

Before you invest in our securities you should carefully consider each of the following risk factors and all of the other information provided in this report. We believe that the following information identifies the most significant risks that may impact us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into an actual event, the event could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); political strife; acts of God (such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters); war; pandemics or threat of pandemics (such as the H1N1 flu); environmental disasters (such as the Gulf of Mexico oil spill); increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership services and products;

•	seasonality in our businesses may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy and room rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	increases in the use of third-party Internet services to book online hotel reservations; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

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

Our international operations are subject to numerous risks including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; foreign exchange restrictions; fluctuations in foreign currency exchange rates; local laws might conflict with U.S. laws; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt;

•	if we are unable to comply with the terms of the financial covenants under our revolving credit facility, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	failure or non-performance of counterparties for foreign exchange and interest rate hedging transactions;

•	we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected;

•	our securitizations contain portfolio performance triggers which, if violated, may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

Economic conditions affecting the hospitality industry, the global economy and credit markets generally may adversely affect our business and results of operations, our ability to obtain financing and/or securitize our receivables on reasonable and acceptable terms, the performance of our loan portfolio and the market price of our common stock.

The future economic environment for the hospitality industry and the global economy may continue to be challenged. The hospitality industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economy has been characterized by higher unemployment, lower family income, lower business investment and lower consumer spending, leading to lower demand for hospitality services and products. Declines in consumer and commercial spending may adversely affect our revenues and profits.

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

Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase and/or require us to modify substantially our business practices. If we are not in compliance with applicable laws and regulations, including, among others, those governing franchising, timeshare, lending, privacy, marketing and sales, unfair and deceptive trade practices, telemarketing, licensing, labor, employment, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change), and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act (and local equivalents in international jurisdictions), we may be subject to regulatory investigations or actions, fines, penalties and potential criminal prosecution.

We are subject to risks related to corporate responsibility.

Many factors influence our reputation and the value of our brands including perceptions of us held by our key stakeholders and the communities in which we do business. Businesses face increasing scrutiny of the social and environmental impact of their actions and there is a risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for local communities.

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

Disasters, disruptions and other impairment of our information technologies and systems could adversely affect our business.

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

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

In connection with our business, we and our service providers collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals in the U.S. and other jurisdictions in which we operate. A significant actual or potential theft, loss, fraudulent use or mis-use of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us.

The market price of our shares may fluctuate.

The market price of our common stock may fluctuate depending upon many factors, some of which may be beyond our control, including our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the failure of securities analysts to cover our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in Wyndham Worldwide may be diluted in the future.

Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we expect will be granted over time to our directors, officers and employees as well as due to the exercise of options. In addition, our Board may issue shares of our common and preferred stock, and debt securities convertible into shares of our common and preferred stock, up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation, by-laws and under Delaware law may prevent or delay an acquisition of our Company, which could impact the trading price of our common stock.

Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding shares of common stock.

We cannot provide assurance that we will continue to pay dividends.

There can be no assurance that we will have sufficient surplus under Delaware law to be able to continue to pay dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board of Directors may also suspend the payment of dividends if the Board deems such action to be in the best interests of the Company or stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur and our stock may in fact depreciate in value.

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

We may be required to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.

Under generally accepted accounting principles, we review our intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other intangible assets may not be recoverable, include a sustained decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations and stockholders’ equity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2024. We also lease another Parsippany-based office, which lease expires at the end of 2011. This lease is currently under review related to our ongoing requirements. We have a leased office in Virginia Beach, Virginia for our Employee Service Center, which lease expires in 2014.

Wyndham Hotel Group

The main corporate operations of our lodging business shares office space at a building leased by Corporate Services in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouses in Aberdeen, South Dakota; Phoenix, Arizona; and Saint John, New Brunswick, Canada pursuant to leases that expire in 2016, 2012, and 2013, respectively. In addition, our lodging business leases office space in Beijing, China expiring in 2011, Shanghai, China expiring in 2013; Bangkok, Thailand expiring in 2011; Singapore expiring in 2011; Oakland Park, Florida expiring in 2015; Boulder, Colorado expiring in 2011; Gurgaon, India expiring in 2011; London, United Kingdom expiring in 2012; Dubai UAE, expiring in 2012; Dallas, Texas expiring in 2013; Hong Kong, China expiring in 2013; Mission Viejo, California expiring in 2013; Mexico City expiring in

2014; Atlanta, Georgia expiring in 2015; and Rosemont, Illinois expiring in 2015. All leases that are due to expire in 2011 are presently under review related to our ongoing requirements.

Wyndham Exchange & Rentals

Our vacation exchange and rental business has its main corporate operations at a leased office in Parsippany, New Jersey, which lease expires at the end of 2011. Our vacation exchange business also owns five properties located in the following cities: Carmel, Indiana; Cork, Ireland; Kettering, United Kingdom; Mexico City, Mexico; and Albufeira, Portugal. Our vacation exchange business also has one other leased office located within the U.S. pursuant to a lease that expires in 2014 and 25 additional leased spaces in various countries outside the U.S. pursuant to leases that expire generally between 1 and 3 years except for 3 leases that expire between 2014 and 2020. Our vacation rentals business’ operations are managed in thirteen owned locations (United Kingdom locations in Earby, Lowestoft and Kent; and U.S. locations in Breckenridge, Colorado; Steamboat Springs, Colorado; Seacrest Beach, Florida; Santa Rosa Beach, Florida; Miramar Beach, Florida; Destin, Florida; and Hilton Head, South Carolina) and four main leased locations pursuant to leases that expire in 2011, 2012, 2015, and 2021, (Hellerup, Denmark; Dunfermline, United Kingdom; Leidschendam, Netherlands; and Fort Walton Beach, Florida in the U.S., respectively) as well as six smaller owned offices and 116 smaller leased offices throughout Europe and the U.S. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2012. All leases that are due to expire in 2011 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which expire beginning 2012. Our vacation ownership business also owns a contact center facility in Redmond, Washington as well as leased space in Springfield, Missouri, Las Vegas, Nevada and Orlando, Florida with various expiration dates for this same function. Our vacation ownership business leases space for administrative functions in Redmond, Washington expiring in 2013; and various locations in Las Vegas, Nevada expiring between 2012 and 2018. In addition, the vacation ownership business leases approximately 80 marketing and sales offices, of which approximately 70 are throughout the U.S. with various expiration dates and 10 offices are in Australia expiring within approximately two years. All leases that are due to expire in 2011 are presently under review related to our ongoing requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 16 to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 22 to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. At January 31, 2011, the number of stockholders of record was 6,224. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2010 and 2009.

2010	High	Low

First Quarter	$25.94	$20.28
Second Quarter	27.59	20.14
Third Quarter	28.27	20.12
Fourth Quarter	31.08	27.32

2009	High	Low

First Quarter	$8.71	$2.92
Second Quarter	12.90	4.75
Third Quarter	16.32	10.51
Fourth Quarter	21.20	15.45

Dividend Policy

During 2010 and 2009, we paid a quarterly dividend of $0.12 and $0.04, respectively, per share of Common Stock issued and outstanding on the record date for the applicable dividend. During February 2011, our Board of Directors authorized an increase of quarterly dividends to $0.15 per share beginning with the dividend expected to be declared during the first quarter of 2011. Our dividend payout ratio is now approximately 28% of the midpoint of our estimated 2011 net income after certain adjustments. We expect our dividend policy for the future to at least mirror the rate of growth of our business. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plan	Plan
October 1 – 31, 2010	1,050,522	$28.80	1,050,522	$271,796,254
November 1 – 30, 2010	273,875	$29.60	273,875	$264,251,402
December 1 – 31, 2010(*)	236,900	$30.48	236,900	$258,388,612
Total	1,561,297	$29.20	1,561,297	$258,388,612

(*)	Includes 74,200 shares purchased for which the trade date occurred during December 2010 while settlement occurred during January 2011.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million annually beginning in 2011. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock. On July 22, 2010, our Board of Directors increased the authorization for the stock repurchase program by $300 million. During 2010, repurchase capacity increased $40 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period January 1, 2011 through February 18, 2011, we repurchased an additional 1.6 million shares at an average price of $30.10. We currently have $212 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Commission.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) for the period from August 1, 2006 to December 31, 2010. The graph assumes that $100 was invested on August 1, 2006 and all dividends and other distributions were reinvested.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN
Among Wyndham Worldwide Corporation, the S&P 500 Index
and the S&P Hotels, Resorts & Cruise Lines Index

	Cumulative Total Return
	8/06	12/06	12/07	12/08	12/09	12/10

Wyndham Worldwide Corporation	$100.00	$100.53	$74.17	$20.96	$65.80	$99.69
S&P 500 Index	100.00	112.05	118.21	74.47	94.18	108.37
S&P Hotels, Resorts & Cruise Lines Index	100.00	126.79	111.05	57.61	89.79	137.62

ITEM 6.	SELECTED FINANCIAL DATA

	As of or For The Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data (in millions):
Net revenues	$3,851	$3,750	$4,281	$4,360	$3,842
Expenses:
Operating and other (a)	2,947	2,916	3,422	3,468	3,018
Goodwill and other impairments	4	15	1,426	—	—
Restructuring costs	9	47	79	—	—
Separation and related costs	—	—	—	16	99
Depreciation and amortization	173	178	184	166	148

Operating income/(loss)	718	594	(830)	710	577
Other income, net	(7)	(6)	(11)	(7)	—
Interest expense	167	114	80	73	67
Interest income	(5)	(7)	(12)	(11)	(32)

Income/(loss) before income taxes	563	493	(887)	655	542
Provision for income taxes (b)	184	200	187	252	190

Income/(loss) before cumulative effect of accounting change	379	293	(1,074)	403	352
Cumulative effect of accounting change, net of tax	—	—	—	—	(65)

Net income/(loss)	$379	$293	$(1,074)	$403	$287

Per Share Data (c)
Basic
Income/(loss) before cumulative effect of accounting change	$2.13	$1.64	$(6.05)	$2.22	$1.78
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.33)

Net income/(loss)	$2.13	$1.64	$(6.05)	$2.22	$1.45

Diluted
Income/(loss) before cumulative effect of accounting change	$2.05	$1.61	$(6.05)	$2.20	$1.77
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.33)

Net income/(loss)	$2.05	$1.61	$(6.05)	$2.20	$1.44

Dividends
Cash dividends declared per share (d)	$0.48	$0.16	$0.16	$0.08	$—

Balance Sheet Data (in millions):
Securitized assets (e)	$2,865	$2,755	$2,929	$2,608	$1,841
Total assets	9,416	9,352	9,573	10,459	9,520
Securitized debt (f)	1,650	1,507	1,810	2,081	1,463
Long-term debt	2,094	2,015	1,984	1,526	1,437
Total stockholders’ equity	2,917	2,688	2,342	3,516	3,559

Operating Statistics:
Lodging (g)
Number of rooms (h)	612,700	597,700	592,900	550,600	543,200
RevPAR (i)	$31.14	$30.34	$35.74	$36.48	$34.95
Vacation Exchange and Rentals (j)
Average number of members (in 000s) (k)	3,753	3,782	3,670	3,526	3,356
Exchange revenue per member (l)	$177.53	$176.73	$198.48	$209.80	$204.97
Vacation rental transactions (in 000s) (m)	1,163	964	936	942	914
Average net price per vacation rental (n)	$425.38	$477.38	$528.95	$480.32	$419.39
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s) (o)	$1,464,000	$1,315,000	$1,987,000	$1,993,000	$1,743,000
Tours (p)	634,000	617,000	1,143,000	1,144,000	1,046,000
Volume Per Guest (“VPG”) (q)	$2,183	$1,964	$1,602	$1,606	$1,486

(a)	Includes operating, cost of vacation ownership interests, consumer financing interest, marketing and reservation and general and administrative expenses. During 2010, 2009, 2008, 2007 and 2006, general and administrative expenses include $54 million of a net benefit, $6 million of a net expense, and $18 million, $46 million and $32 million of a net benefit from the resolution of and adjustment to certain contingent liabilities and assets ($41 million, $6 million, $6 million, $26 million and $30 million, net of tax), respectively. During 2008, general and administrative expenses include charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business.
(b)	The difference in our 2008 effective tax rate is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business. See Note 7 — Income Taxes for a detailed reconciliation of our effective tax rate.
(c)	This calculation is based on basic and diluted weighted average shares of 178 million and 185 million, respectively, during 2010, 179 million and 182 million, respectively, during 2009, 178 million during 2008 and 181 million and 183 million, respectively, during 2007. For all periods prior to our date of Separation (July 31, 2006), weighted average shares were calculated as one share of Wyndham common stock outstanding for every five shares of Cendant common stock outstanding as of July 21, 2006, the record date for the distribution of Wyndham common stock. As such, during 2006, this calculation is based on basic and diluted weighted average shares of 198 million and 199 million, respectively.
(d)	Prior to the third quarter of 2007, we did not pay dividends.
(e)	Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 8 to the Consolidated Financial Statements for further information.

(f)	Represents debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us.
(g)	Baymont Inn & Suites was acquired on April 7, 2006, U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands were acquired on July 18, 2008 and the Tryp hotel brand was acquired on June 30, 2010. The results of operations of these businesses have been included from their acquisition dates forward.
(h)	Represents the number of rooms at lodging properties at the end of the year which are under franchise and/or management agreements. The amounts for 2009 and 2008 also included approximately 3,000 rooms affiliated with the Wyndham Hotels and Resorts brand for which we received a fee for reservation and/or other services provided.
(i)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied for the year by the average rate charged for renting a lodging room for one day.
(j)	Hoseasons Holdings Ltd. was acquired on March 1, 2010, ResortQuest International, LLC was acquired on September 30, 2010 and James Villa Holdings Ltd. was acquired on November 30, 2010. The results of operations of these businesses have been included from their acquisition dates forward.
(k)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.
(l)	Represents total revenue from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the year divided by the average number of vacation exchange members during the year.
(m)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded each time a standard one-week rental is booked.
(n)	Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of rental transactions.
(o)	Represents gross sales of VOIs (including WAAM sales and tele-sales upgrades, which are a component of upgrade sales) before the net effect of percentage-of-completion accounting and loan loss provisions.
(p)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(q)	Represents revenue per guest and is calculated by dividing the gross VOI sales, excluding tele-sales upgrades, which are a component of upgrade sales, by the number of tours.

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

Acquisitions (2006 — 2010)

Between January 1, 2006 and December 31, 2010, we completed the following acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates:

•	James Villa Holdings Ltd. (November 2010)
•	ResortQuest International, LLC (September 2010)
•	Tryp hotel brand (June 2010)
•	Hoseasons Holdings Ltd. (March 2010)
•	U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands (July 2008)
•	Baymont Inn & Suites brand (April 2006)

See Note 4 to the Consolidated Financial Statements for a more detailed discussion of the acquisitions completed during 2010.

Charges

During 2010, we recorded (i) $30 million ($18 million, net of tax) of costs related to the early extinguishment of debt, (ii) $9 million ($6 million, net of tax) of restructuring costs related to a strategic realignment initiative committed to during 2010 at our vacation exchange and rentals business and (iii) a charge of $4 million ($3 million, net of tax) to reduce the value of certain vacation ownership properties and related assets that were no longer consistent with our development plans.

During 2009, we recorded (i) a charge of $9 million ($7 million, net of tax) to reduce the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans and (ii) a charge of $6 million ($3 million, net of tax) to reduce the value of an underperforming joint venture in our hotel management business.

During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. As a result, we recorded $47 million ($29 million, net of tax) and $79 million ($49 million, net of tax) of restructuring costs during 2009 and 2008, respectively.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW

We are a global provider of hospitality services and products and operate our business in the following three segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•	Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, the letter of credit has been reduced three times, most recently to $133 million during September 2010. The posting of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

RESULTS OF OPERATIONS

Lodging

Our franchising business is designed to generate revenues for our hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding customer service to both our customers and guests staying at hotels in our system.

We enter into agreements to franchise our lodging brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Operations. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

Our franchise agreements also require the payment of marketing and reservations fees, which are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. We are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with our franchise agreements, we include an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses on the Consolidated Statements of Operations.

Other service fees we derive from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services. The majority of these fees are intended to reimburse us for direct expenses associated with providing these services.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described below, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 20 years. Our management fees are comprised of base fees, which are typically calculated, based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service fees and membership revenues on the Consolidated Statements of Operations. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Operations. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on our operating income. Management fee revenues and revenues related to payroll reimbursements were $5 million and $77 million, respectively, during 2010, $4 million and $85 million, respectively, during 2009 and $5 million and $100 million, respectively, during 2008.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such stay. These loyalty fees are intended to reimburse us for expenses associated with administering and marketing the program. These fees are recognized as revenue upon becoming due from the franchisee.

Within our Lodging segment, we measure operating performance using the following key operating statistics: (i) number of rooms, which represents the number of rooms at lodging properties at the end of the year and (ii) revenue per available room (RevPAR), which is calculated by multiplying the percentage of available rooms occupied during the year by the average rate charged for renting a lodging room for one day

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals, which may include intervals at other properties within our vacation exchange business or other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. Our vacation rentals business primarily derives its revenues from fees, which generally average between 15% and 45% of the gross booking fees for non-proprietary inventory, except for where we receive 100% of the revenues for properties that we own or operate under long-term capital leases. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2010, 2009 and 2008 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties we manage, operate under long-term capital leases or own and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related services and products; (ii) exchange revenue per member, which represents fees associated with memberships, exchange transactions, member-related rentals and other services for the year divided by the average number of vacation exchange members during the year; (iii) vacation rental transactions, which represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us; and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of rental transactions.

Vacation Ownership

We develop, market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or Company-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

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

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated Statements of Operations. We also incur certain reimbursable costs, which principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer. These costs are reflected as a component of operating expenses on the Consolidated Statements of Operations. Property management revenues were $405 million, $376 million, and $346 million during 2010, 2009 and 2008, respectively. Property management revenue is comprised of management fee revenue and reimbursable revenue. Management fee revenues were $183 million, $170 million and $159 million during 2010, 2009, and 2008, respectively. Reimbursable revenues were $222 million, $206 million, and $187 million respectively during 2010, 2009, and 2008. Reimbursable revenues are based upon cost with no added margin and thus, have little or no impact on our operating income. During 2010, 2009 and 2008, one of the associations that we manage paid Wyndham Exchange & Rentals $19 million, $19 million and $17 million, respectively, for exchange services.

During 2010, 2009 and 2008, gross sales of VOIs were increased by $0 and $187 million and reduced by $75 million, respectively, representing the net change in revenues that was deferred under the POC method of accounting. Under the POC method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. As of December 31, 2009, all revenues that were previously deferred under the POC method of accounting had been recognized.

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

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2010 and 2009. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2010	2009	% Change

Lodging
Number of rooms (a)	612,700	597,700	3
RevPAR (b)	$31.14	$30.34	3
Vacation Exchange and Rentals (*)
Average number of members (in 000s) (c)	3,753	3,782	(1)
Exchange revenue per member (d)	$177.53	$176.73	—
Vacation rental transactions (in 000s) (e)(f)	1,163	964	21
Average net price per vacation rental (f)(g)	$425.38	$477.38	(11)
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$1,464,000	$1,315,000	11
Tours (j)	634,000	617,000	3
Volume Per Guest (“VPG”) (k)	$2,183	$1,964	11

(*)	During the first quarter of 2010, our vacation exchange and rentals business revised its operating statistics in order to improve transparency and comparability for our investors. The 2009 operating statistics have been updated to be comparable to the current presentation.
(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2010 and 2009 include 200 and 3,549 affiliated rooms, respectively.
(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day. Includes the impact from the acquisition of the Tryp hotel brand, which was acquired on June 30, 2010; therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.
(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.
(d)	Represents total revenue generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.
(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded each time a standard one-week rental is booked.
(f)	Includes the impact from the acquisitions of Hoseasons (March 1, 2010), ResortQuest (September 30, 2010) and James Villa Holidays (November 30, 2010); therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.
(g)	Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental decreased 7%.
(h)	Represents total sales of VOIs, including sales under the WAAM, before the net effect of percentage-of-completion accounting and loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.
(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2010	2009

Gross VOI sales	$1,464	$1,315
Less: WAAM sales (1)	(51)	—

Gross VOI sales, net of WAAM sales	1,413	1,315
Plus: Net effect of percentage-of-completion accounting	—	187
Less: Loan loss provision	(340)	(449)

Vacation ownership interest sales (2)	$1,072	$1,053

(1)    Represents total sales of third party VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.
(2)    Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $29 million and $104 million during the year ended December 31, 2010 and 2009, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Our consolidated results comprised the following:

	Year Ended December 31,
	2010	2009	Change

Net revenues	$3,851	$3,750	$101
Expenses	3,133	3,156	(23)

Operating income	718	594	124
Other income, net	(7)	(6)	(1)
Interest expense	167	114	53
Interest income	(5)	(7)	2

Income before income taxes	563	493	70
Provision for income taxes	184	200	(16)

Net income	$379	$293	$86

During 2010, our net revenues increased $101 million (3%) principally due to:

•	a $109 million decrease in our provision for loan losses primarily due to improved portfolio performance and mix, partially offset by the impact to the provision from higher gross VOI sales;

•	a $97 million increase in gross sales of VOIs, net of WAAM sales, reflecting higher VPG and tour flow;

•	a $35 million increase in net revenues from rental transactions and related services at our vacation exchange and rentals business due to incremental revenues contributed from our acquisitions of Hoseasons, ResortQuest and James Villa Holidays and favorable pricing at our Landal GreenParks and U.K. cottage businesses, partially offset by the unfavorable impact of foreign exchange movements of $22 million;

•	$31 million of commissions earned on VOI sales under our WAAM;

•	$29 million of incremental property management fees within our vacation ownership business primarily as a result of growth in the number of units under management;

•	a $28 million increase in net revenues in our lodging business primarily due to a RevPAR increase of 3%, an increase in ancillary revenues and other franchise fees and incremental revenues contributed from the Tryp hotel brand acquisition, partially offset by a decline in reimbursable revenues; and

•	an $8 million increase in ancillary revenues in our vacation exchange and rentals business primarily due to incremental revenues contributed from our acquisition of ResortQuest.

Such increases were partially offset by:

•	a decrease of $187 million as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting at our vacation ownership business;

•	a $35 million decrease in ancillary revenues at our vacation ownership business primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during periods prior to the third quarter of 2010, and classified on a net basis within operating expenses commencing in the third quarter of 2010; and

•	a $10 million reduction in consumer financing revenues due primarily to a decline in our contract receivable portfolio.

Total expenses decreased $23 million (1%) principally reflecting:

•	a decrease of $72 million of expenses related to the absence of the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	a $54 million net benefit recorded during 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s tax years 2003 through 2006 on July 15, 2010;

•	a $43 million decrease in marketing and reservation expenses due to the change in tour mix in our vacation ownership business and lower marketing overhead costs at lodging business;

•	$38 million of decreased costs related to organizational realignment initiatives across our businesses (see Restructuring Plans for more details);

•	a $34 million decrease in consumer financing interest expense primarily related to a decrease in interest rates and lower average borrowings on our securitized debt facilities;

•	the absence of non-cash charges of $15 million in 2009 at our vacation ownership and lodging businesses to reduce the carrying value of certain assets based upon their revised estimated fair values;

•	the favorable impact of $15 million at our vacation exchange and rentals business from foreign exchange transactions and foreign currency hedging contracts;

•	$11 million of decreased expenses related to non-core vacation ownership businesses;

•	a $9 million favorable impact on expenses related to foreign currency translation at our vacation exchange and rentals business;

•	$8 million decrease in payroll costs paid on behalf of hotel owners in our lodging business;

•	$8 million primarily associated with a change in the classification or revenue related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third and fourth quarters of 2010;

•	the absence of a $6 million net expense recorded during 2009 related to the resolution of and adjustment to certain contingent liabilities and assets; and

•	$5 million of lower volume-related and marketing costs at our vacation exchange and rentals business.

These decreases were partially offset by:

•	$43 million of incremental costs incurred from acquisitions, of which $40 million is attributable to our vacation exchange and rentals business;

•	$43 million of increased employee and other related expenses primarily due to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$40 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$25 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory;

•	$24 million of increased costs in our lodging business primarily associated with ancillary services provided to franchisees and to enhance the international infrastructure to support our growth strategies;

•	$22 million of costs at our vacation ownership business related to our WAAM;

•	$22 million of incremental property management expenses at our vacation ownership business primarily associated with the growth in the number of units under management;

•	$16 million of higher corporate costs primarily related to data security and information technology costs, employee-related fees, the funding of the Wyndham charitable foundation and higher professional fees, partially offset by the favorable impact from foreign exchange contracts;

•	$15 million of increased deed recording costs at our vacation ownership business;

•	$10 million of higher operating expenses at our lodging business related to higher employee-related costs, higher IT costs, and higher bad debt expenses on franchisees that are no longer operating a hotel under one of our brands;

•	$10 million of increased litigation expenses primarily at our vacation ownership business;

•	$7 million of acquisition costs incurred in connection with our Hoseasons, Tryp hotel brand, ResortQuest and James Villa Holidays acquisitions;

•	$6 million of costs at our lodging business related to our strategic initiative to grow reservation contribution;

•	$5 million of higher operating expenses at our vacation exchange and rentals business, which includes an unfavorable impact from value added taxes; and

•	a $4 million non-cash charge to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans during 2010.

Other income, net increased $1 million during 2010 compared to 2009. Interest expense increased $53 million during 2010 as compared to 2009 primarily as a result of (i) higher interest on our long-term debt facilities primarily as a result of our 2010 and May 2009 debt issuances (see Note 13 — Long-Term Debt and Borrowing

Arrangements), (ii) $16 million of early extinguishment costs incurred during the first quarter of 2010 primarily related to our effective termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Operations and (iii) $14 million of costs incurred for the repurchase of a portion of our 3.5% convertible notes during the third and fourth quarters of 2010. Interest income decreased $2 million during 2010 compared to 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

Our effective tax rate declined from 40.6% during 2009 to 32.7% in 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS examination. We expect our effective tax rate for 2011 to be approximately 39%. See Note 7- Income Taxes for a detailed reconciliation of our effective tax rate.

As a result of these items, our net income increased $86 million as compared to 2009.

During 2011, we expect:

•	net revenues of approximately $4.0 billion to $4.2 billion;

•	depreciation and amortization of approximately $180 million to $190 million; and

•	interest expense, net, of approximately $135 million to $145 million.

Following is a discussion of the results of each of our segments, other income net and interest expense/income:

	Net Revenues			EBITDA
			%			%
	2010	2009	Change	2010	2009	Change

Lodging	$688	$660	4	$189	$175	8
Vacation Exchange and Rentals	1,193	1,152	4	293	287	2
Vacation Ownership	1,979	1,945	2	440	387	14

Total Reportable Segments	3,860	3,757	3	922	849	9
Corporate and Other (a)	(9)	(7)	*	(24)	(71)	*

Total Company	$3,851	$3,750	3	898	778	15

Less: Depreciation and amortization				173	178
Interest expense				167	114
Interest income				(5)	(7)

Income before income taxes				$563	$493

*	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased $28 million (4%) and $14 million (8%), respectively, during the year ended December 31, 2010 compared to the same period during 2009.

On June 30, 2010, we acquired the Tryp hotel brand, which resulted in the addition of 92 hotels and approximately 13,200 rooms in Europe and South America. Such acquisition contributed incremental revenues of $5 million and EBITDA of $1 million, which includes $1 million of costs incurred in connection with the acquisition.

Excluding the impact of this acquisition, net revenues increased $23 million reflecting:

•	a $10 million increase in international royalty, marketing and reservation revenues primarily due to a 7% increase in international rooms;

•	a $3 million increase in domestic royalty, marketing and reservation revenues primarily due to a RevPAR increase of 1% as a result of increased occupancy; and

•	an $18 million net increase in ancillary revenue primarily associated with additional services provided to franchisees.

Such increases were partially offset by $8 million of lower reimbursable revenues earned by our hotel management business in 2010. Although our portfolio of managed properties increased in 2010, these incremental revenues were more than offset by the negative impact on revenues resulting from the properties under management which left the system during 2009. The reimbursable revenues recorded by our hotel management business primarily relate to payroll costs that we pay on behalf of hotel owners, and for which we are entitled to be fully reimbursed by the hotel owner. As the reimbursements are made based upon cost with no added margin, the recorded revenues are offset by the associated expense and there is no resultant impact on EBITDA

Excluding the impact of the Tryp hotel brand acquisition, EBITDA further reflects an increase in expenses of $10 million (2%) primarily driven by:

•	$24 million of increased costs primarily associated with ancillary services provided to franchisees and to enhance the international infrastructure to support our growth strategies;

•	$6 million of costs incurred during 2010 relating to our strategic initiative to grow reservation contribution;

•	$5 million of higher employee compensation expenses compared to 2009;

•	$3 million of higher information technology costs; and

•	$2 million of higher bad debt expense primarily attributable to receivables relating to terminated franchisees.

Such cost increases were partially offset by:

•	a decrease of $13 million in marketing-related expenses primarily due to lower marketing overhead;

•	$8 million of lower payroll costs paid on behalf of hotel owners, as discussed above;

•	the absence of a $6 million non-cash charge in the fourth quarter of 2009 to impair the value of an underperforming joint venture in our hotel management business; and

•	the absence of $3 million of costs recorded during the first quarter of 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

As of December 31, 2010, we had approximately 7,210 properties and approximately 612,700 rooms in our system. Additionally, our hotel development pipeline included over 900 hotels and approximately 102,700 rooms, of which 51% were international and 55% were new construction as of December 31, 2010.

We expect net revenues of approximately $675 million to $725 million during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	RevPAR to be up 5-7%; and

•	number of rooms (including Tryp) to increase 1-3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $41 million (4%) and $6 million (2%), respectively, during 2010 compared with 2009. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $16 million and $7 million, respectively. Net revenues from rental transactions and related services increased $35 million primarily related to incremental contributions from our acquisitions and ancillary revenues increased $8 million, partially offset by a $2 million decline in exchange and related service revenues. EBITDA further reflects the favorable impact from foreign exchange transactions and foreign exchange hedging contracts, partially offset by incremental costs contributed from acquired businesses, an increase in costs related to organizational realignment initiatives and increased operating expenses.

On November 30, 2010, we acquired James Villa Holidays, which resulted in the addition of approximately 2,300 villas and unique vacation rental properties in over 50 destinations primarily across Mediterranean locations. In addition, we acquired ResortQuest during September 2010 and Hoseasons during March 2010 which resulted in the addition of approximately 6,000 and over 15,000 vacation rental properties, respectively. Our vacation exchange and rentals business now offers its leisure travelers access to approximately 97,000 vacation properties worldwide. Such acquisitions contributed incremental net revenues of $43 million and an EBITDA loss of $3 million, which includes $6 million of costs incurred in connection with these acquisitions. Such contributions include $6 million of ancillary revenues generated from ResortQuest. ResortQuest and James Villa Holidays were purchased subsequent to the third quarter vacation season, which, based on historical seasonality, is the quarter in which results derived from these vacation rentals are most favorable.

Net revenues generated from rental transactions and related services increased $35 million (8%) during 2010 compared to 2009. Excluding the impact to net revenues from rental transactions from our acquisitions and the unfavorable impact of foreign exchange movements of $22 million, such increase was $20 million (4%) during 2010, which was driven by a 4% increase in average net price per vacation rental. Such increase resulted from (i) favorable pricing on bookings made close to arrival dates at our Landal GreenParks business, (ii) higher pricing at our U.K. and France destinations through our U.K. cottage business, (iii) increased commissions on new properties at our U.K. cottage business and (iv) a $10 million increase primarily related to a change in the classification of third-party sales commission fees to operating expenses, which were misclassified as contra revenue in prior periods. Rental transaction volume remained relatively flat during 2010 as compared to 2009 as the favorable impact at our Novasol business was offset by lower volume at our Landal GreenParks business.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $2 million during 2010 compared with 2009. Excluding the favorable impact of foreign exchange movements of $6 million, exchange and related service revenues decreased $8 million (1%) driven by a 1% decrease in the average number of members primarily due to lower enrollments from affiliated resort developers during 2010. Exchange revenue per member remained relatively flat as higher transaction revenues resulting from favorable pricing and the impact of a $4 million increase related to a change in the classification of third-party credit card processing fees to operating expenses, which were misclassified as contra revenue in prior periods, was offset by lower travel services fees resulting from the outsourcing of our European travel services to a third-party provider during the first quarter of 2010 and lower exchange and subscription revenues, which we believe is the result of the impact of club memberships and member retention programs offered at multi-year discounts.

Ancillary revenues increased $8 million during 2010 compared to 2009. Excluding the impact to ancillary revenues from the acquisition of ResortQuest, such increase was $2 million, which relates to higher fees generated from programs with affiliated resorts.

Excluding the impact from our acquisitions, EBITDA further reflects a decrease in expenses of $11 million (1%) primarily driven by:

•	the favorable impact of $15 million from foreign exchange transactions and foreign exchange hedging contracts;

•	the favorable impact of foreign currency translation on expenses of $9 million;

•	$5 million of lower volume-related and marketing costs; and

•	$4 million of lower bad debt expense.

Such decreases were partially offset by:

•	a $14 million increase in expenses primarily resulting from a change in the classification of third-party sales commission fees and credit card processing fees to operating expenses, which were misclassified as contra revenue in prior periods;

•	$5 million of increased operating expenses, which includes an unfavorable impact from value added taxes; and

•	$3 million of higher costs related to organizational realignment initiatives (see Restructuring Plan for more details).

We expect net revenues of approximately $1.4 billion to $1.5 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	vacation rental transactions and average net price per vacation rental to increase 18-20%;

•	average number of members to be flat; and

•	exchange revenue per member to be up to 1-3%.

Vacation Ownership

Net revenues and EBITDA increased $34 million (2%) and $53 million (14%), respectively, during the year ended December 31, 2010 compared with the same period during 2009.

The increase in net revenues and EBITDA during the year ended December 31, 2010 primarily reflects a decline in our provision for loan losses, an increase in gross VOI sales, incremental revenues associated with commissions earned on VOI sales under our newly implemented WAAM and property management revenues, partially offset by the absence of the recognition of previously deferred revenues and related expenses during the year ended December 31, 2009 and lower ancillary revenues. The increase in EBITDA reflected the absence of costs incurred in 2009 related to organizational realignment initiatives, lower consumer financing interest expense, lower marketing expenses, a decline in expenses related to our non-core businesses and non-cash impairment charges. EBITDA was further impacted by higher employee related expenses, increased costs of VOI sales, increased costs associated with maintenance fees on unsold inventory, increased property management expenses, incremental WAAM related expenses, higher deed recording costs and higher litigation expenses.

Gross sales of VOIs, net of WAAM sales, at our vacation ownership business increased $97 million (7%) during the year ended December 31, 2010 compared to the same period during 2009, driven principally by an increase of 11% in VPG and an increase of 3% in tour flow. VPG was positively impacted by (i) a favorable tour flow mix resulting from the closure of underperforming sales offices as part of the organizational realignment and (ii) a higher percentage of sales coming from upgrades to existing owners during the year ended December 31, 2010 as compared to the same period during 2009 as a result of changes in the mix of tours. Tour flow reflects the favorable impact of growth in our in-house sales programs, partially offset by the negative impact of the closure of over 25 sales offices during 2009 primarily related to our organizational realignment initiatives. Our provision for loan losses declined $109 million during the year ended December 31, 2010 as compared to the same period during 2009. Such decline includes (i) $83 million primarily related to improved portfolio performance and mix during the year ended December 31, 2010 as compared to the same period during 2009, partially offset by the impact to the provision from higher gross VOI sales, and (ii) a $26 million impact on our provision for loan losses from the absence of the recognition of revenue previously deferred under the POC method of accounting during the year ended December 31, 2009. Such favorability was partially offset by a $35 million decrease in ancillary revenues primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the second half of 2010.

In addition, net revenues and EBITDA comparisons were favorably impacted by $31 million and $9 million, respectively, during the year ended December 31, 2010 due to commissions earned on VOI sales of $51 million under our WAAM. During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business. The commission revenue earned on these sales is included in service fees and membership revenues on the Consolidated Statement of Operations.

Under the POC method of accounting, a portion of the total revenues associated with the sale of a VOI is deferred if the construction of the vacation resort has not yet been fully completed. Such revenues are recognized in future periods as construction of the vacation resort progresses. There was no impact from the POC method of accounting during the year ended December 31, 2010 as compared to the recognition of $187 million of previously deferred revenues during the year ended December 31, 2009. Accordingly, net revenues and EBITDA comparisons were negatively impacted by $161 million (including the impact of the provision for loan losses) and $89 million, respectively, as a result of the absence of the recognition of revenues previously deferred under the POC method of accounting. We do not anticipate any impact during 2011 on net revenues or EBITDA due to the POC method of accounting as all such previously deferred revenues were recognized during 2009. We made operational changes to eliminate additional deferred revenues during 2010.

Our net revenues and EBITDA comparisons associated with property management were positively impacted by $29 million and $7 million, respectively, during the year ended December 31, 2010 primarily due to growth in the number of units under management, partially offset in EBITDA by increased costs associated with such growth in the number of units under management.

Net revenues were unfavorably impacted by $10 million and EBITDA was favorably impacted by $24 million during the year ended December 31, 2010 due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, more than offset in EBITDA by lower interest costs during the year ended December 31, 2010 as compared to the same period during 2009. We incurred interest expense of $105 million on our securitized debt at a weighted average interest rate of 6.7% during the year ended December 31, 2010 compared to $139 million at a weighted average interest rate of 8.5% during the year ended December 31, 2009. Our net interest income margin increased from 68% during the year ended December 31, 2009 to 75% during the year ended December 31, 2010 due to:

•	a 179 basis point decrease in our weighted average interest rate on our securitized borrowings;

•	$62 million of decreased average borrowings on our securitized debt facilities; and

•	higher weighted average interest rates earned on our contract receivable portfolio.

In addition, EBITDA was negatively impacted by $43 million (4%) of increased expenses, exclusive of lower interest expense on our securitized debt, higher property management expenses and WAAM related expenses, primarily resulting from:

•	$43 million of increased employee and other related expenses primarily due to higher sales commission costs resulting from increased gross VOI sales and rates;

•	$40 million of increased cost of VOI sales related to the increase in gross VOI sales, net of WAAM sales;

•	$25 million of increased costs associated with maintenance fees on unsold inventory;

•	$15 million of increased deed recording costs; and

•	$10 million of increased litigation expenses.

Such increases were partially offset by:

•	the absence of $37 million of costs recorded during the year ended December 31, 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details);

•	$30 million of decreased marketing expenses due to the change in tour mix;

•	$11 million of decreased expenses related to our non-core businesses;

•	$8 million primarily associated with a change in the classification of revenues related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the second half of 2010, partially offset by increased costs related to incentives awarded to owners; and

•	$5 million of lower non-cash charges to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans.

Our active development pipeline consists of approximately 170 units in two U.S. States, a slight increase from December 31, 2009.

We expect net revenues of approximately $1.9 billion to $2.1 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	gross VOI sales to be $1.5 billion to $1.6 billion (including approximately $125 million to $175 million related to WAAM); and

•	tours and VPG to increase 2-5%.

Corporate and Other

Corporate and Other expenses decreased $49 million in 2010 compared to 2009. Such decrease primarily resulted from:

•	a $54 million net benefit recorded during 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006 on July 15, 2010;

•	the absence of a $6 million net expense recorded during 2009 related to the resolution of and adjustment to certain contingent liabilities and assets;

•	$3 million of favorable impact from foreign exchange hedging contracts;

•	$2 million resulting from the absence of severance recorded during 2009; and

•	the absence of $1 million of costs recorded during 2009 relating to organizational realignment initiatives (see Restructuring Plan for more details).

Such decreases were partially offset by:

•	$9 million of higher data security and information technology costs;

•	$6 million of employee related expenses;

•	$3 million of funding for the Wyndham charitable foundation; and

•	$3 million of higher professional fees.

We expect Corporate expenses of approximately $75 million to $85 million during 2011. The increase in expenses primarily reflects continued investment in information technology and data security enhancements in response to the increasingly aggressive global threat from cyber-criminals.

Interest Expense/Interest Income/Provision for Income Taxes

Interest expense increased $53 million during 2010 compared with 2009 as a result of:

•	an $18 million increase in interest incurred on our long-term debt facilities, primarily related to our May 2009, February 2010 and September 2010 debt issuances, partially offset by the early extinguishment of our term loan facility;

•	our termination of an interest rate swap agreement related to the early extinguishment of our term loan facility during the first quarter of 2010, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Operations;

•	$14 million of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the third and fourth quarters of 2010;

•	a $5 million decrease in capitalized interest primarily due to lower development of vacation ownership inventory at our vacation ownership business; and

•	an additional $2 million of costs, which are included within interest expense on our Consolidated Statement of Operations, recorded during the first quarter of 2010 in connection with the early extinguishment of our term loan and revolving foreign credit facilities.

Interest income decreased $2 million during 2010 compared with 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

Our effective tax rate declined from 40.6% during 2009 to 32.7% during 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS examination.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2009 and 2008. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2009	2008	% Change
Lodging
Number of rooms (a)	597,700	592,900	1
RevPAR (b)	$30.34	$35.74	(15)
Vacation Exchange and Rentals
Average number of members (000s) (c)	3,782	3,670	3
Annual dues and exchange revenues per member (d)	$120.22	$128.37	(6)
Vacation rental transactions (in 000s) (e)	1,356	1,347	1
Average net price per vacation rental (f)	$423.04	$463.10	(9)
Vacation Ownership
Gross VOI sales (in 000s) (g)	$1,315,000	$1,987,000	(34)
Tours (h)	617,000	1,143,000	(46)
Volume Per Guest (“VPG”) (i)	$1,964	$1,602	23

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with Wyndham Hotels and Resorts brand for which we receive a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2009 and 2008 include 3,549 and 4,175 affiliated rooms, respectively.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.

(d)	Represents total revenue from annual membership dues and exchange fees generated for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, annual dues and exchange revenues per member decreased 3%.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. In our European vacation rentals businesses, one rental transaction is recorded each time a standard one-week rental is booked; however, in the United States, one rental transaction is recorded each time a vacation rental stay is booked, regardless of whether it is less than or more than one week.

(f)	Represents the net rental price generated from renting vacation properties to customers divided by the number of rental transactions. Excluding the impact of foreign exchange movements the average net price per vacation rental increased 1%.

(g)	Represents gross sales of VOIs (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions.

(h)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(i)	Represents gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) divided by the number of tours.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results comprised the following:

	Year Ended December 31,
	2009	2008	Change

Net revenues	$3,750	$4,281	$(531)
Expenses	3,156	5,111	(1,955)

Operating income/(loss)	594	(830)	1,424
Other income, net	(6)	(11)	5
Interest expense	114	80	34
Interest income	(7)	(12)	5

Income/(loss) before income taxes	493	(887)	1,380
Provision for income taxes	200	187	13

Net income/(loss)	$293	$(1,074)	$1,367

During 2009, our net revenues decreased $531 million (12%) principally due to:

•	a $672 million decrease in gross sales of VOIs at our vacation ownership businesses reflecting the planned reduction in tour flow, partially offset by an increase in VPG;

•	a $93 million decrease in net revenues in our lodging business primarily due to global RevPAR weakness and a decline in reimbursable revenues and other franchise fees, partially offset by incremental revenues contributed from the acquisition of U.S. Franchise Systems, Inc. (“USFS”);

•	a $50 million decrease in net revenues from rental transactions at our vacation exchange and rentals business due to a decrease in the average net price per rental, including a $60 million unfavorable impact of foreign exchange movements;

•	a $41 million decrease in ancillary revenues at our vacation exchange and rentals business from various sources, including the impact from our termination of a low margin travel service contract and a $4 million unfavorable impact of foreign exchange movements; and

•	a $16 million decrease in annual dues and exchange revenues due to a decline in exchange revenue per member, including a $17 million unfavorable impact of foreign exchange movements, partially offset by growth in the average number of members.

Such decreases were partially offset by:

•	a net increase of $262 million in the recognition of revenues previously deferred under the POC method of accounting at our vacation ownership business;

•	a $37 million increase in ancillary revenues at our vacation ownership business primarily associated with the usage of bonus points/credits, which are provided as purchase incentives on VOI sales, partially offset by a decline in fees generated from other non-core businesses;

•	$30 million of incremental property management fees within our vacation ownership business primarily as a result of rate increases and growth in the number of units under management; and

•	a $9 million increase in consumer financing revenues earned on vacation ownership contract receivables due primarily to higher weighted average interest rates earned on our contract receivable portfolio.

Total expenses decreased $1,955 million (38%) principally reflecting:

•	the absence of a non-cash charge of $1,342 million for the impairment of goodwill at our vacation ownership business to reflect reduced future cash flow estimates based on the expected reduced sales pace;

•	a $272 million decrease in marketing and reservation expenses at our vacation ownership business ($217 million) resulting from the reduced sales pace and our lodging business ($55 million) resulting from lower marketing and related spend across our brands as a result of a decline in related marketing fees received;

•	$207 million of lower employee related expenses at our vacation ownership business primarily due to lower sales commission and administration costs;

•	$150 million of decreased cost of VOI sales due to the expected decline in VOI sales;

•	the absence of $84 million of non-cash impairment charges recorded across our three businesses during 2008;/

•	the favorable impact of foreign currency translation on expenses at our vacation exchange and rentals business of $58 million;

•	$51 million in cost savings primarily from overhead reductions and benefits related to organizational realignment initiatives at our vacation exchange and rentals business;

•	a decrease of $32 million of costs due to organizational realignment initiatives primarily at our vacation ownership business (see Restructuring Plan for more details);

•	the absence of a $24 million charge due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business recorded during 2008;

•	$15 million of decreased payroll costs paid on behalf of hotel owners in our lodging business; and

•	$9 million of lower volume-related expenses at our vacation exchange and rentals business.

These decreases were partially offset by:

•	a net increase of $101 million of expenses related to the recognition of revenues previously deferred at our vacation ownership business, as discussed above;

•	$69 million of increased costs at our vacation ownership business associated with maintenance fees on unsold inventory, our trial membership marketing program, sales incentives awarded to owners and increased litigation settlement reserves;

•	$29 million of losses from foreign exchange transactions and the unfavorable impact from foreign exchange hedging contracts at our vacation exchange and rentals business;

•	$26 million of incremental expenses at our lodging business related to bad debt expense, remediation efforts on technology compliance initiatives and our acquisition of USFS;

•	a $24 million unfavorable impact from the resolution of and adjustment to certain contingent liabilities and assets recorded during 2009 as compared to 2008;

•	$19 million of higher corporate costs primarily related to employee incentive programs, severance, hedging activity and additional rent associated with the consolidation of two leased facilities into one, partially offset by cost savings initiatives;

•	non-cash charges of $15 million at our vacation ownership and lodging businesses to reduce the carrying value of certain assets based on their revised estimated fair values;

•	$8 million of incremental costs at our vacation exchange and rentals business related to marketing, IT and facility operations;

•	an $8 million increase in consumer financing interest expenses primarily related to an increase in interest rates, partially offset by decreased average borrowings on our securitized debt facilities; and

•	$6 million of incremental property management expenses at our vacation ownership business associated with the growth in the number of units under management, partially offset by cost containment initiatives implemented during 2009.

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

Net revenues generated from rental transactions and related services decreased $50 million (8%) during 2009 compared to 2008. Excluding the unfavorable impact of foreign exchange movements, net revenues generated from rental transactions and related services increased $10 million (2%) during 2009 as rental transaction volume increased 1% primarily driven by increased volume at (i) our Landal GreenParks business, which benefited from enhanced marketing programs, and (ii) our U.K. cottage business due to successful marketing and promotional offers as well as increased functionality of its new web platform. Such favorability was partially offset by lower member rentals, which we believe was a result of members reducing the number of extra vacations primarily due to the downturn in the economy. Average net price per rental increased 1% primarily resulting from a change in the mix of various rental offerings, with favorable impacts by our Landal GreenParks and U.K. cottage businesses, partially offset by an unfavorable impact at our Novasol and member rental businesses.

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

RESTRUCTURING PLANS

2010 Restructuring Plan

In connection with the recent implementation of significant technology enhancements at our vacation exchange and rentals business during 2010, we committed to a strategic realignment initiative targeted at reducing costs, which will primarily impact the operations at one of our call centers. Such plan resulted in $9 million in restructuring costs during 2010 and will result in the termination of approximately 330 employees. The liability of $9 million is expected to be paid out in cash primarily by the second quarter of 2011. We anticipate additional restructuring costs of approximately $2 million during the second quarter of 2011 primarily for facility-related costs, which will be paid in cash over the life of the remaining lease term. We anticipate annual net savings from such initiative of $9 million.

2008 Restructuring Plan

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

Total Company

During 2010, we reduced our liability with $11 million in cash payments. The remaining liability of $11 million, all of which is facility-related, is expected to be paid in cash by September 2017. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and realized net savings from such initiatives of approximately $160 million, during 2010. We anticipate net savings from such initiatives to continue annually.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	December 31,	December 31,
	2010	2009	Change

Total assets	$9,416	$9,352	$64
Total liabilities	6,499	6,664	(165)
Total stockholders’ equity	2,917	2,688	229

Total assets increased $64 million from December 31, 2009 to December 31, 2010 due to:

•	a $95 million net increase in goodwill related to the acquisitions of Hoseasons, the Tryp hotel brand, ResortQuest and James Villa Holidays, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business;

•	an $88 million increase in property and equipment primarily related to capital expenditures for the maintenance and enhancements to our information technology, construction of new bungalows at our Landal GreenParks business and the acquisition of ResortQuest, partially offset by the impact of depreciation on property and equipment and the impact of foreign currency translation at our vacation exchange and rentals business;

•	a $71 million increase in trademarks, net as a result of the acquisitions of Hoseasons, the Tryp hotel brand, ResortQuest and James Villa Holidays;

•	a $49 million increase in franchise agreements and other intangibles, net, primarily related to the acquisitions of Hoseasons, the Tryp hotel brand, ResortQuest and James Villa Holidays, partially offset by the amortization of franchise agreements at our lodging business;

•	a $21 million increase in trade receivables, net, primarily due to the acquisitions of Hoseasons, ResortQuest and James Villa Holidays and increased ancillary revenue at our lodging business primarily related to additional services provided to franchisees, partially offset by the impact of foreign currency translation at our vacation exchange and rentals business and a decline in ancillary revenues at our vacation ownership business; and

•	a $12 million increase in other current assets due to increased current escrow deposit restricted cash at our vacation ownership business primarily related to higher VOI sales and increased current securitized restricted cash resulting from the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivables securitizations, partially offset by a decline in assets available for sale resulting from the sale of a vacation ownership property and related assets that were no longer consistent with our development plans.

Such increases were partially offset by:

•	a $126 million decrease in inventory primarily due to increased VOI sales and a reduction in the development of vacation ownership resorts;

•	a $99 million decrease in vacation ownership contract receivables, net as a result of a decline in VOI sales financed;

•	a $26 million decrease in other non-current assets primarily due to the settlement of a portion of our call options in connection with the repurchase of our 3.50% convertible notes and decreased deferred expenses related to sales incentives awarded to owners at our vacation ownership business, partially offset by an increase in the fair value of our call option transaction entered into concurrent with the issuance of the convertible notes, which is discussed in greater detail in Note 13 — Long-Term Debt and Borrowing Arrangements and increased deferred financing costs as a result of the debt issuances during 2010;

•	$12 million of decreased prepaid expenses due to declines in prepaid commissions and prepaid marketing expenses at our vacation ownership business; and

•	a $10 million decrease in deferred income taxes primarily attributable to the utilization of alternative minimum tax credits.

Total liabilities decreased $165 million primarily due to:

•	a $231 million decrease in due to former Parent and subsidiaries primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006;

•	a $116 million decrease in deferred income taxes primarily attributable to an installment sale recognition adjustment resulting from the IRS Settlement, partially offset by a change in the expected timing of the utilization of alternative minimum credits;

•	an $77 million decrease in deferred income primarily resulting from the impact of the recognition of revenues related to our vacation ownership trial membership marketing program and lower deferred revenues at our vacation exchange and rentals business, partially offset by increased deferred revenues at our lodging business; and

•	a $17 million decrease in other non-current liabilities primarily due to lower liability balances on certain financial instruments and a decline in unrecognized tax liabilities.

Such decreases were partially offset by:

•	a $143 million net increase in our securitized vacation ownership debt (see Note 13 — Long-Term Debt and Borrowing Arrangements);

•	a net increase of $79 million in our other long-term debt primarily reflecting the issuances of our $250 million 5.75% senior unsecured notes and $250 million 7.375% senior unsecured notes, a $154 million net increase in outstanding borrowings on our corporate revolver, partially offset by the early extinguishment of our $300 million term loan facility during March 2010, net principal payments on our other long-term debt with operating cash of $169 million, a $101 million decrease related to the repurchase of a portion of our 3.50% convertible notes, a $14 million net decrease in our derivative liability related to the bifurcated conversion feature entered into concurrent with the sale of our convertible notes, which is discussed in greater detail in Note 13 — Long-Term Debt and Borrowing Arrangements, and a $6 million impact due to foreign currency translation;

•	a $40 million increase in accrued expenses and other current liabilities primarily due to higher accrued employee incentive compensation costs across all of our businesses, higher accrued interest on our non-securitized long-term debt and increased litigation expenses at our vacation ownership business; and

•	a $14 million increase in accounts payable primarily due to the acquisitions of Hoseasons, ResortQuest and James Villa Holidays, partially offset by the timing of payments on accounts payable across all of our businesses.

Total stockholders’ equity increased $229 million primarily due to:

•	$379 million of net income generated during 2010;

•	$188 million related to the reversal of net deferred tax liabilities primarily attributable to an installment sale recognition adjustment resulting from the IRS settlement;

•	a $40 million impact resulting from the exercise of stock options during 2010;

•	a change of $17 million in deferred equity compensation;

•	a $12 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards;

•	a $12 million impact resulting from (i) the reclassification of an $8 million after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility during the first quarter of 2010 (see Note 13 — Long-Term Debt and Borrowing Arrangements) and (ii) $4 million of unrealized gains on cash flow hedges, net of tax; and

•	$5 million of currency translation adjustments, net of a tax benefit.

Such increases were partially offset by:

•	$237 million of treasury stock purchased through our stock repurchase program;

•	$98 million for the repurchase of warrants; and

•	$89 million related to dividends.

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

During March 2010, we replaced our five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013 and, subsequently, increased the capacity of this facility to $970 million in the fourth quarter of 2010. In October 2010, we renewed our 364-day, non-recourse, securitized vacation ownership bank conduit facility, with a term through September 2011 and total capacity of $600 million.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our convertible notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOWS

During 2010 and 2009, we had a net change in cash and cash equivalents of $1 million and $19 million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2010	2009	Change

Cash provided by/(used in):
Operating activities	$635	$689	$(54)
Investing activities	(418)	(109)	(309)
Financing activities	(219)	(561)	342
Effects of changes in exchange rate on cash and cash equivalents	3	—	3

Net change in cash and cash equivalents	$1	$19	$(18)

Operating Activities

During 2010, net cash provided by operating activities decreased $54 million as compared to 2009, which principally reflects:

•	a $135 million increase in payments to former Parent and subsidiaries primarily related to contingent tax liabilities, including the net payment of $145 million ($155 million paid less $10 million received from Realogy) to Cendant, who is the taxpayer, partially offset by the absence of $37 million in payments made for contingent litigation liabilities during 2009;

•	a $109 million decline in our provision for loan losses primarily related to improved portfolio performance and mix and the absence of the recognition of revenue previously deferred under the POC method of accounting;

•	$78 million of lower cash inflows from trade receivables primarily due to increased revenues at our vacation exchange and rentals and lodging businesses, lower collections associated with the 2009 planned reduction of ancillary revenues at our vacation ownership business and lower cash inflows at our vacation exchange and rentals business due to the outsourcing of European travel services to a third party provider;

•	$45 million of lower cash inflows from other current assets primarily due to the absence of the recognition of VOI sales commissions and other costs during 2009 that had previously been deferred under the POC method of accounting.

Such decreases in cash inflows were partially offset by (i) a $233 million increase in deferred income primarily related to the absence of the recognition of revenue previously deferred under the POC method of accounting during 2009 and (ii) $63 million of lower investments in inventory primarily related to the planned reduction in development of resorts for VOI sales.

Investing Activities

During 2010, net cash used in investing activities increased $309 million as compared with to 2009, which principally reflects:

•	higher acquisition-related payments of $236 million primarily related to the acquisitions of James Villa Holidays, Hoseasons, ResortQuest and the Tryp hotel brand;

•	an increase of $32 million in property and equipment additions primarily due to the new construction of bungalows at our Landal GreenParks business and improvements of technology used to drive members to the websites of our vacation exchange and rentals business, partially offset by the absence of 2009 leasehold improvements related to the consolidation of two leased facilities into one;

•	an increase of $27 million in cash outflows from securitized restricted cash primarily due to the timing of cash that we are required to set aside in connection with additional vacation ownership contract receivable securitizations; and

•	an increase of $21 million in cash outflows from escrow deposits restricted cash primarily due to timing differences between our deeding and sales processes for certain VOI sales.

Such increases in cash outflows were partially offset by a $15 million increase in proceeds from asset sales primarily related to the sale of certain vacation ownership and vacation exchange and rentals properties that were no longer consistent with our development plans.

Financing Activities

During 2010, net cash used in financing activities decreased $342 million as compared to 2009, which principally reflects:

•	$448 million of higher net proceeds related to securitized vacation ownership debt due to better advance rates;

•	$317 million of higher net proceeds related to non-securitized borrowings;

•	$69 million of higher net proceeds resulting from the settlement of a portion of our 2009 convertible note hedge and warrant transactions;

•	$40 million of higher proceeds received in connection with stock option exercises during 2010;

•	$34 million of higher proceeds related to issuances of notes; and

•	$14 million of higher tax benefits resulting from the exercise and vesting of equity awards.

Such increases in cash inflows were partially offset by:

•	$250 million related to the repurchase of a portion of our convertible notes;

•	$235 million spent on our stock repurchase program;

•	$57 million of additional dividends paid to shareholders;

•	$23 million of tax withholdings related to the net share settlement of vested restricted stock units; and

•	$14 million of incremental debt issuance costs primarily related to our new $970 million revolving credit facility.

Convertible Debt. We utilized some of our cash flow to retire a portion of our convertible debt and settle a related portion of call options (“Call Options”) and warrants (“Warrants”). During 2010, we repurchased approximately 50%, or $114 million face value, of our $230 million 3.50% convertible notes that had a carrying value of $239 million ($101 million for the portion of convertible notes, including the unamortized discount, and $138 million for the related bifurcated conversion feature) for $250 million. Concurrent with the repurchase, we settled (i) a portion of the Call Options for proceeds of $136 million and (ii) a portion of the Warrants with payments of $98 million. As a result of these transactions, we made net payments of $212 million and incurred total losses of $14 million during 2010. This transaction reduced the number of Warrants related to the convertible transaction by approximately 9 million and, as such, we had approximately 9 million Warrants outstanding as of December 31, 2010. As the Warrants had a dilutive effect when our common stock price exceeds the Warrant strike price of $19.90 per share, this transaction will result in reduced future share dilution if our common stock price continues to exceed the Warrant strike price. In addition, this transaction is expected to create economic value as we believe that our common stock price will increase, resulting in a benefit that will exceed the cost of purchasing these Warrants.

On February 9, 2011, we announced a tender offer to repurchase any and all of our outstanding 3.50% Convertible Notes “Convertible Notes”) due May 2012. For each $1,000 principal amount of such Convertible Notes, the cash purchase price is equal to the sum of (i) the 15-day Average Volume Weighted Average Price (“VWAP”) of the stock and (ii) a fixed cash amount of $50.00. Concurrent with the original offering of the Convertible Notes, we (i) purchased Call Options on our common stock with a strike price equal to the per share conversion price of the Convertible Notes to offset our exposure to cash payments upon conversion of any Convertible Notes and (ii) sold Warrants on our common stock with a strike price of approximately $20 per share which may be settled in net shares or cash at our option. We have entered into agreements for a partial Call Option and Warrant termination (“Partial Termination Agreements”) with each of the three banks that is a counterparty with respect to the Call Options and Warrants. Under the Partial Termination Agreements, we may, upon consummation of the offer, elect to terminate, in the aggregate or on a ratable basis among the three bank counterparties, a percentage of the Call Options and Warrants equivalent to the percentage of the outstanding aggregate principal amount of the Convertible Notes acquired through the offer.

We would need approximately $290 million to purchase all of the Convertible Notes outstanding as of February 8, 2011, assuming a purchase price of $2,504.87 per $1,000 principal amount of Convertible Notes, based upon an assumed Average VWAP of $30.85, which was the closing price per share of our common stock on the New York Stock Exchange on February 8, 2011, and assuming that the purchase of Convertible Notes pursuant to the offer is settled on March 10, 2011. If we exercise our rights under the Partial Termination Agreements, we may receive proceeds as a result of the termination of the Call Options. We intend to use a combination of cash on hand and borrowings under our existing revolving credit facility, or other debt financings, to pay for all Convertible Notes that we purchase in the offer and any costs associated with the Partial Termination Agreements. As of December 31, 2010, the $266 million Convertible Notes consisted of $104 million of debt ($116 million face amount, net of $12 million of unamortized discount) and a derivative liability with a fair value of $162 million related to the Bifurcated Conversion Feature.

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

Capital Deployment

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

During 2010, we spent $177 million on capital expenditures, equity investments and development advances primarily on (i) information technology maintenance and enhancement projects, (ii) construction of new bungalows at our Landal GreenParks business, and (iii) equity investments and development advances. During 2011, we anticipate spending approximately $200 million to $225 million on capital expenditures, equity investments and development advances including approximately $50 million related to the completion of our Wyndham Lake Buena Vista Hotel and Spa located within our Bonnet Creek vacation ownership resort. In addition, we spent $129 million relating to vacation ownership development projects (inventory) during 2010. We anticipate spending on average approximately $130 million annually from 2011 through 2014 on vacation ownership development projects (approximately $80 million to $90 million during 2011), including ones currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales through 2012. We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $970 million revolving credit facility.

Share Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million annually in 2011. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. Under such program, we repurchased 2,155,783 shares at an average price of $26.89 for a cost of $58 million and repurchase capacity increased $13 million from proceeds received from stock option exercises as of December 31, 2009. On July 22, 2010, our Board of Directors increased the authorization for the stock repurchase program by $300 million. During the year ended December 31, 2010, we repurchased 9,270,419 shares at an average price of $25.52 for a cost of $237 million and repurchase capacity increased $40 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. As of December 31, 2010, we repurchased a total of 11,426,202 shares at an average price of $25.78 for a cost of $295 million under our current authorization and had $258 million remaining availability in our program.

During the period January 1, 2011 through February 18, 2011, we repurchased an additional 1.6 million shares at an average price of $30.10 for a cost of $49 million and repurchase capacity increased $3 million from proceeds received from stock option exercises. We currently have $212 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Contingent Tax Liabilities

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. During such period, we and Realogy were included in Cendant’s tax returns. The agreement with the IRS closes the IRS examination for tax periods prior to the date of Separation, July 31, 2006. During September 2010, we received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer. We made such payment from cash flow generated through operations and the use of available capacity under our $970 million revolving credit facility.

As a result of the agreement with the IRS, we (i) reversed $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity and (ii) recognized a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. During the fourth quarter of 2010, we recorded a $2 million reduction to deferred tax assets allocated from Cendant on the Separation Date with a corresponding decrease to stockholders’ equity. As of December 31, 2010, our accrual for outstanding Cendant contingent tax liabilities was $58 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

Financial Obligations

Our indebtedness consisted of:

	December 31,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,498	$1,112
Bank conduit facility (b)	152	395

Total securitized vacation ownership debt	$1,650	$1,507

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan (d)	—	300
Revolving credit facility (due October 2013) (e)	154	—
9.875% senior unsecured notes (due May 2014) (f)	241	238
3.50% convertible notes (due May 2012) (g)	266	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
5.75% senior unsecured notes (due February 2018) (i)	247	—
Vacation ownership bank borrowings (j)	—	153
Vacation rentals capital leases (k)	115	133
Other	26	27

Total long-term debt	$2,094	$2,015

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest.
(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through September 2011, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of December 31, 2010, the total available capacity of the facility was $448 million.
(c)	The balance as of December 31, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.
(d)	The term loan facility was fully repaid during March 2010.
(e)	The revolving credit facility has a total capacity of $970 million, which includes availability for letters of credit. As of December 31, 2010, we had $28 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $788 million.
(f)	Represents senior unsecured notes we issued during May 2009. The balance as of December 31, 2010 represents $250 million aggregate principal less $9 million of unamortized discount.
(g)	Represents convertible notes issued by us during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the third and fourth quarters of 2010, we repurchased a portion of our 3.50% convertible notes (see Note 13 — Long-term Debt and Borrowing Arrangements for further details). The following table details the components of the convertible notes:

	December 31,	December 31,
	2010	2009

Debt principal	$116	$230
Unamortized discount	(12)	(39)

Debt less discount	104	191
Fair value of bifurcated conversion feature (*)	162	176

Convertible notes	$266	$367

(*)    We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(h)	Represents senior unsecured notes we issued during February 2010. The balance as of December 31, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.
(i)	Represents senior unsecured notes we issued during September 2010. The balance as of December 31, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.
(j)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.
(k)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2010 Debt Issuances

During 2010, we issued senior unsecured notes, closed four term securitizations and a new revolving credit facility, repurchased a portion of our 3.50% convertible notes and renewed our securitized vacation ownership bank conduit facility. For further detailed information about such debt, see Note 13 — Long-Term Debt and Borrowing Arrangements.

Capacity

As of December 31, 2010, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,498	$1,498	$—
Bank conduit facility (a)	600	152	448

Total securitized vacation ownership debt (b)	$2,098	$1,650	$448

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	970	154	816
9.875% senior unsecured notes (due May 2014)	241	241	—
3.50% convertible notes (due May 2012)	266	266	—
7.375% senior unsecured notes (due March 2020)	247	247	—
5.75% senior unsecured notes (due February 2018)	247	247	—
Vacation rentals capital leases	115	115	—
Other	36	26	10

Total long-term debt	$2,920	$2,094	826

Less: Issuance of letters of credit (c)			28

			$798

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.
(b)	These outstanding borrowings are collateralized by $2,865 million of underlying gross vacation ownership contract receivables and related assets.
(c)	The capacity under our revolving credit facility includes availability for letters of credit. As of December 31, 2010, the available capacity of $816 million was further reduced to $788 million due to the issuance of $28 million of letters of credit.

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

The assets and debt of these vacation ownership SPEs are as follows:

	December 31,	December 31,
	2010	2009

Securitized contract receivables, gross	$2,703	$2,591
Securitized restricted cash	138	133
Interest receivables on securitized contract receivables	22	20
Other assets (a)	2	11

Total SPE assets (b)	2,865	2,755

Securitized term notes	1,498	1,112
Securitized conduit facilities	152	395
Other liabilities (c)	22	26

Total SPE liabilities	1,672	1,533

SPE assets in excess of SPE liabilities	$1,193	$1,222

(a)	Primarily includes interest rate derivative contracts and related assets.
(b)	Excludes deferred financing costs of $22 million and $20 million as of December 31, 2010 and 2009, respectively, related to securitized debt.
(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $641 million and $860 million as of December 31, 2010 and 2009, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,193	$1,222
Non-securitized contract receivables	641	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(362)	(370)

Total, net	$1,472	$1,712

(*)	As of December 31, 2009, such receivables collateralized our secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2010, our consolidated interest coverage ratio was 8.0 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2010, our consolidated leverage ratio was 2.0 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all of our assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2010, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of December 31, 2010, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

Our $970 million revolving credit agreement, which expires in October 2013, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct in all material respects including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains exclusions for the impact resulting from disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $343 million outstanding as of December 31, 2010. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

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

As of December 31, 2010, we had $448 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

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

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, the letter of credit has been reduced three times, most recently to $133 million during September 2010. The posting of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

Seasonality

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from rental income earned from vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The amount of liabilities which we assumed in connection with the Separation was $78 million and $310 million as of December 31, 2010 and 2009, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

The $78 million of Separation related liabilities is comprised of $1 million for litigation matters, $58 million for tax liabilities, $15 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $47 million is recorded in current due to former Parent and subsidiaries and $30 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2010 on the Consolidated Balance Sheet. We are indemnifying Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of December 31, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of December 31, 2010, we have $4 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

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

on the matter. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, our aggregate accrual for outstanding Cendant contingent litigation liabilities was $1 million as of December 31, 2010.

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

During September 2010, we received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer. The agreement with the IRS and the net payment of $145 million resulted in (i) the reversal of $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity during the third quarter of 2010; and (ii) the recognition of a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. During the fourth quarter of 2010, we recorded a $2 million reduction to deferred tax assets allocated from Cendant on the Separation Date with a corresponding decrease to stockholders’ equity. As of December 31, 2010, our accrual for outstanding Cendant contingent tax liabilities was $58 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

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

Transactions with Avis Budget Group, Realogy and Travelport

Prior to our Separation from Cendant, we entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide us with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. During each of 2010, 2009 and 2008, we recorded $1 million of expenses in the Consolidated Statements of Operations related to these agreements.

Contractual Obligations

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2011	2012	2013	2014	2015	Thereafter	Total

Securitized debt (a)	$223	$324	$203	$195	$182	$523	$1,650
Long-term debt	11	300	165	252	12	1,354	2,094
Interest on securitized and long-term debt (b)	216	207	191	133	112	179	1,038
Operating leases	69	56	40	31	29	133	358
Other purchase commitments (c)	225	94	13	7	3	135	477
Contingent liabilities (d)	47	31	—	—	—	—	78

Total (e)	$791	$1,012	$612	$618	$338	$2,324	$5,695

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.
(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.
(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost.
(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.
(e)	Excludes $23 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2010 aggregated $477 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $241 million; $101 million of which relates to 2011 and $45 million of which relates to 2012).

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

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $373 million as of December 31, 2010. We would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2010, 2009 and 2008, we made payments related to these guarantees of $12 million, $10 million and $7 million, respectively. As of December 31, 2010 and 2009, we maintained a liability in connection with these guarantees of $17 million and $22 million, respectively, on our Consolidated Balance Sheets.

From time to time, we may enter into a hotel management agreement that provides the hotel owner with a minimum return. Under such agreement, we would be required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. Our exposure under these guarantees is partially mitigated by our ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, we are able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. As of December 31, 2010, the maximum potential amount of future payments to be made under these guarantees is $16 million with an annual cap of $3 million or less. As of both December 31, 2010 and 2009, we maintained a liability in connection with these guarantees of less than $1 million on our Consolidated Balance Sheets.

As part of our WAAM, we may guarantee to purchase from the developer inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $15 million as of December 31, 2010. As of December 31, 2010, we have no recognized liabilities in connection with these guarantees.

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2010.

Letters of Credit. As of December 31, 2010 and 2009, we had $28 million and $31 million, respectively, of irrevocable standby letters of credit outstanding, which mainly support development activity at our vacation ownership business.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the POC method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period as part of operating expenses on the Consolidated Statements of Operations. Changes in costs could lead to adjustments to the POC status of a project, which may result in difference in the timing and amount of revenues recognized from the construction of vacation ownership properties. This policy is discussed in greater detail in Note 2 to the Consolidated Financial Statements.

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Operations. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our vacation ownership contract receivables.

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. We evaluate goodwill for impairment using the two-step process prescribed in the guidance. The first step is to compare the estimated fair value of any reporting unit within the company that have recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. In accordance with the guidance, we have determined that our reporting units are the same as our reportable segments.

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

Based on the results of our impairment evaluation performed during the fourth quarter of 2010, we determined that no impairment charge of goodwill was required as the fair value of goodwill at our lodging and vacation exchange and rentals reporting units was substantially in excess of the carrying value.

Based on the results of our impairment evaluation performed during the fourth quarter of 2008, we recorded a non-cash $1,342 million charge for the impairment of goodwill at our vacation ownership reporting unit, where all of the goodwill previously recorded was determined to be impaired. As of December 31, 2010, 2009 and 2008, our accumulated goodwill impairment loss was $1,342 million ($1,337 million, net of tax).

The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $1,481 million and $731 million, respectively, as of December 31, 2010 and $1,386 million and $660 million, respectively, as of December 31, 2009. As of December 31, 2010, our goodwill is allocated between our lodging ($300 million) and vacation exchange and rentals ($1,181 million) reporting units and other indefinite-lived intangible assets are allocated between our lodging ($625 million) and vacation exchange and rentals ($106 million) reporting units. We continue to monitor the goodwill recorded at our lodging and vacation exchange and rentals reporting units for indicators of impairment. If economic conditions were to deteriorate more than expected, or other significant assumptions such as estimates of terminal value were to change significantly, we may be required to record an impairment of the goodwill balance at our lodging and vacation and exchange and rentals reporting units.

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

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates

Accounting for Restructuring Activities. During 2010, we committed to a strategic realignment initiative targeted at reducing costs, which will impact operations at one of the call centers in our vacation exchange and rentals business and result in the termination of approximately 330 employees. During 2008, we committed to restructuring actions and activities associated with strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities, which are accounted for under the guidance for post employment benefits and costs associated with exit and disposal activities. Our restructuring actions require us to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations; and (iii) contract terminations. The amounts that we have accrued as of December 31, 2010 represent our best estimate of the obligations that we incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

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

For tax positions we have taken or expect to take in our tax return, we apply a more likely than not threshold, under which, we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold.

Adoption of Accounting Pronouncements

During 2011, we will adopt recently issued guidance related to the accounting for multiple-deliverable revenue arrangements. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

•	Our primary interest rate exposure as of December 31, 2010 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•	We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $3.7 billion of debt outstanding as of December 31, 2010. Of that total, $330 million was issued as variable rate debt and has not been synthetically converted to fixed rate debt via an interest rate swap. A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.

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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2010. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2010, the absolute notional amount of our outstanding foreign exchange hedging instruments was $480 million. A hypothetical 10% change in the foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument as of December 31, 2010. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.

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

We used December 31, 2010 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.

Identification of Executive Officers.

The following provides information for each of our executive officers.

Stephen P. Holmes, 54, has served as the Chairman of our Board of Directors and as our Chief Executive Officer since our separation from Cendant in July 2006. Mr. Holmes was a Director since May 2003 of the already-existing, wholly owned subsidiary of Cendant that held the assets and liabilities of Cendant’s hospitality services (including timeshare resorts) businesses before our separation from Cendant and has served as a Director of Wyndham Worldwide since the separation in July 2006. Mr. Holmes was Vice Chairman and director of Cendant and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 until our separation from Cendant in July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated, from September 1996 until December 1997 and was a director of HFS from June 1994 until December 1997. From July 1990 through September 1996, Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of HFS.

Geoffrey A. Ballotti, 49, has served as President and Chief Executive Officer, Wyndham Exchange & Rentals, since March 2008. Prior to joining Wyndham Exchange & Rentals, from October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.

Eric A. Danziger, 56, has served as President and Chief Executive Officer, Wyndham Hotel Group, since December 2008. From August 2006 to December 2008, Mr. Danziger was Chief Executive Officer of WhiteFence, Inc., an online site for home services firm. From June 2001 to August 2006, Mr. Danziger was President and Chief Executive Officer of ZipRealty, a real estate brokerage. From April 1998 to June 2001, Mr. Danziger was President and Chief Operating Officer of Carlson Hotels Worldwide. From June 1996 to August 1998, Mr. Danziger was President and CEO of Starwood Hotels and Resorts Worldwide. From September 1990 to June 1996, Mr. Danziger was President of Wyndham Hotels and Resorts.

Franz S. Hanning, 57, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since our separation from Cendant in July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 until our separation from Cendant in July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. (formerly known as Fairfield Resorts, Inc.) from April 2001, when Cendant acquired Fairfield Resorts, Inc., to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation (formerly known as Trendwest Resorts, Inc.) from August 2004 to March 2005. Mr. Hanning joined Fairfield Resorts, Inc. in 1982 and held several key leadership positions with Fairfield Resorts, Inc., including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.

Thomas G. Conforti, 52, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of Pepsico.

Scott G. McLester, 48, has served as our Executive Vice President and General Counsel since our separation from Cendant in July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 until our separation from Cendant in July 2006. Mr. McLester was Group Vice President, Legal for Cendant from March 2002 to April 2004, Vice President, Legal for Cendant from February 2001 to March 2002 and Senior Counsel for Cendant from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Mary R. Falvey, 50, has served as our Executive Vice President and Chief Human Resources Officer since our separation from Cendant in July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for

Cendant’s Vacation Network Group from April 2005 until our separation from Cendant in July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 46, has served as our Executive Vice President and Chief Real Estate Development Officer since our separation from Cendant in July 2006. From April 2003 until July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 until February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant Corporation. From November 1998 until December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 until February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.

Nicola Rossi, 44, has served as our Senior Vice President and Chief Accounting Officer since our separation from Cendant in July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 until our separation from Cendant in July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2010

Number of Securities Remaining
	Number of Securities	Weighted-Average	Available for Future Issuance Under
	to be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	11.7 million (a)	$29.66 (b)	15.1 million (c	)

Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of outstanding stock options, stock settled stock appreciation rights and restricted stock units under the 2006 Equity and Incentive Plan, as amended.
(b)	Consists of weighted-average exercise price of outstanding stock options and stock settled stock appreciation rights.
(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.

The remaining information required by this item is included in the Proxy Statement under the caption “Ownership of Company Stock” and is incorporated by reference in this report.

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

The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

By:	/s/ STEPHEN P. HOLMES
Stephen P. Holmes
Chairman and Chief Executive Officer
Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN P. HOLMES Stephen P. Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ THOMAS G. CONFORTI Thomas G. Conforti	Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ NICOLA ROSSI Nicola Rossi	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2011

/s/ MYRA J. BIBLOWIT Myra J. Biblowit	Director	February 22, 2011

/s/ JAMES E. BUCKMAN James E. Buckman	Director	February 22, 2011

/s/ GEORGE HERRERA George Herrera	Director	February 22, 2011

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY The Right Honourable Brian Mulroney	Director	February 22, 2011

/s/ PAULINE D.E. RICHARDS Pauline D.E. Richards	Director	February 22, 2011

/s/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wyndham Worldwide Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2011

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net revenues
Service fees and membership	$1,706	$1,613	$1,705
Vacation ownership interest sales	1,072	1,053	1,463
Franchise fees	461	440	514
Consumer financing	425	435	426
Other	187	209	173

Net revenues	3,851	3,750	4,281

Expenses
Operating	1,587	1,501	1,622
Cost of vacation ownership interests	184	183	278
Consumer financing interest	105	139	131
Marketing and reservation	531	560	830
General and administrative	540	533	561
Goodwill and other impairments	4	15	1,426
Restructuring costs	9	47	79
Depreciation and amortization	173	178	184

Total expenses	3,133	3,156	5,111

Operating income/(loss)	718	594	(830)
Other income, net	(7)	(6)	(11)
Interest expense	167	114	80
Interest income	(5)	(7)	(12)

Income/(loss) before income taxes	563	493	(887)
Provision for income taxes	184	200	187

Net income/(loss)	$379	$293	$(1,074)

Earnings/(losses) per share:
Basic	$2.13	$1.64	$(6.05)
Diluted	2.05	1.61	(6.05)

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In millions, except share data)

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$156	$155
Trade receivables, net	425	404
Vacation ownership contract receivables, net	295	289
Inventory	348	354
Prepaid expenses	104	116
Deferred income taxes	179	189
Other current assets	245	233

Total current assets	1,752	1,740
Long-term vacation ownership contract receivables, net	2,687	2,792
Non-current inventory	833	953
Property and equipment, net	1,041	953
Goodwill	1,481	1,386
Trademarks, net	731	660
Franchise agreements and other intangibles, net	440	391
Other non-current assets	451	477

Total assets	$9,416	$9,352

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$223	$209
Current portion of long-term debt	11	175
Accounts payable	274	260
Deferred income	401	417
Due to former Parent and subsidiaries	47	245
Accrued expenses and other current liabilities	619	579

Total current liabilities	1,575	1,885

Long-term securitized vacation ownership debt	1,427	1,298
Long-term debt	2,083	1,840
Deferred income taxes	1,021	1,137
Deferred income	206	267
Due to former Parent and subsidiaries	30	63
Other non-current liabilities	157	174

Total liabilities	6,499	6,664

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 209,943,159 shares in 2010 and 205,891,254 shares in 2009	2	2
Treasury stock, at cost—36,555,242 shares in 2010 and 27,284,823 shares in 2009	(1,107)	(870)
Additional paid-in capital	3,892	3,733
Accumulated deficit	(25)	(315)
Accumulated other comprehensive income	155	138

Total stockholders’ equity	2,917	2,688

Total liabilities and stockholders’ equity	$9,416	$9,352

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In millions)

	Year Ended December 31,
	2010	2009	2008

Operating Activities
Net income/(loss)	$379	$293	$(1,074)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	173	178	184
Provision for loan losses	340	449	450
Deferred income taxes	76	90	110
Stock-based compensation	39	37	35
Excess tax benefits from stock-based compensation	(14)	—	—
Impairment of goodwill and other assets	4	15	1,426
Non-cash interest	60	51	12
Non-cash restructuring	—	15	23
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	14	92	3
Vacation ownership contract receivables	(202)	(199)	(786)
Inventory	54	(9)	(147)
Prepaid expenses	12	25	3
Other current assets	(4)	41	(25)
Accounts payable, accrued expenses and other current liabilities	(52)	(54)	(124)
Due to former Parent and subsidiaries, net	(179)	(44)	(23)
Deferred income	(82)	(315)	87
Other, net	17	24	(45)

Net cash provided by operating activities	635	689	109

Investing Activities
Property and equipment additions	(167)	(135)	(187)
Net assets acquired, net of cash acquired	(236)	—	(135)
Equity investments and development advances	(10)	(13)	(18)
Proceeds from asset sales	20	5	9
(Increase)/decrease in securitization restricted cash	(5)	22	(30)
(Increase)/decrease in escrow deposit restricted cash	(12)	9	42
Other, net	(8)	3	—

Net cash used in investing activities	(418)	(109)	(319)

Financing Activities
Proceeds from securitized borrowings	1,697	1,406	1,923
Principal payments on securitized borrowings	(1,554)	(1,711)	(2,194)
Proceeds from non-securitized borrowings	1,525	822	2,183
Principal payments on non-securitized borrowings	(1,837)	(1,451)	(1,681)
Proceeds from note issuances	494	460	—
Repurchase of convertible notes	(250)	—	—
Proceeds from/(purchase of) call options	136	(42)	—
Proceeds from issuance of warrants/(repurchase of warrants)	(98)	11	—
Dividends to shareholders	(86)	(29)	(28)
Capital contribution from former Parent	—	—	8
Repurchase of common stock	(235)	—	(15)
Proceeds from stock option exercises	40	—	5
Debt issuance costs	(41)	(27)	(27)
Excess tax benefits from stock-based compensation	14	—	—
Other, net	(24)	—	(8)

Net cash provided by/(used in) financing activities	(219)	(561)	166

Effect of changes in exchange rates on cash and cash equivalents	3	—	(30)

Net increase/(decrease) in cash and cash equivalents	1	19	(74)
Cash and cash equivalents, beginning of period	155	136	210

Cash and cash equivalents, end of period	$156	$155	$136

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In millions)

						Retained	Accumulated
			Treasury		Additional	Earnings/	Other	Total
	Common Stock		Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of December 31, 2007	204	$2	(27)	$(857)	$3,652	$525	$194	$3,516
Comprehensive income
Net loss	—	—	—	—	—	(1,074)	—
Currency translation adjustment, net of tax benefit of $107	—	—	—	—	—	—	(76)
Unrealized losses on cash flow hedges, net of tax benefit of $12	—	—	—	—	—	—	(19)
Pension liability adjustment, net of tax benefit $0	—	—	—	—	—	—	(1)
Total comprehensive loss								(1,170)
Exercise of stock options	—	—	—	—	5	—	—	5
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	28	—	—	28
Repurchase of common stock	—	—	—	(13)	—	—	—	(13)
Cash transfer from former Parent	—	—	—	—	8	—	—	8
Change in excess tax benefit on equity awards	—	—	—	—	(3)	—	—	(3)
Dividends	—	—	—	—	—	(29)	—	(29)

Balance as of December 31, 2008	205	2	(27)	(870)	3,690	(578)	98	2,342
Comprehensive income
Net income	—	—	—	—	—	293	—
Currency translation adjustment, net of tax of $31	—	—	—	—	—	—	25
Unrealized gains on cash flow hedges, net of tax of $10	—	—	—	—	—	—	18
Pension liability adjustment, net of tax benefit of $1	—	—	—	—	—	—	(3)
Total comprehensive income								333
Issuance of warrants	—	—	—	—	11	—	—	11
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	36	—	—	36
Change in excess tax benefit on equity awards	—	—	—	—	(4)	—	—	(4)
Dividends	—	—	—	—	—	(30)	—	(30)

Balance as of December 31, 2009	206	2	(27)	(870)	3,733	(315)	138	2,688
Comprehensive income
Net income	—	—	—	—	—	379	—
Currency translation adjustment, net of tax benefit of $16	—	—	—	—	—	—	5
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized gains on cash flow hedges, net of tax of $2	—	—	—	—	—	—	4
Total comprehensive income								396
Exercise of stock options	2	—	—	—	40	—	—	40
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	17	—	—	17
Reversal of net deferred tax liabilities from former Parent	—	—	—	—	188	—	—	188
Repurchase of warrants	—	—	—	—	(98)	—	—	(98)
Repurchase of common stock	—	—	(10)	(237)	—	—	—	(237)
Change in excess tax benefit on equity awards	—	—	—	—	12	—	—	12
Dividends	—	—	—	—	—	(89)	—	(89)

Balance as of December 31, 2010	210	$2	(37)	$(1,107)	$3,892	$(25)	$155	$2,917

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Basis of Presentation

Wyndham Worldwide Corporation (“Wyndham” or the “Company”) is a global provider of hospitality services and products. The accompanying Consolidated Financial Statements include the accounts and transactions of Wyndham, as well as the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•	Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

The Company enters into agreements to franchise its lodging brands to independent hotel owners. The Company’s standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Operations. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized, brand-specific reservations system, access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues are expensed as incurred. In accordance with its franchise agreements, the Company includes an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses. Marketing and reservation fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses in the Consolidated Statements of Operations.

Other service fees the Company derives from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services.

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described below, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 20 years. The Company’s management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Operations. Management fee revenues were $5 million, $4 million and $5 million during 2010, 2009 and 2008, respectively. The Company is also required to recognize as revenue fees relating to payroll costs for operational employees who work at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, the Company is required to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service fees and membership revenues while the offsetting expenses is reflected as a component of operating expenses on the Consolidated Statements of Operations. There is no effect on the Company’s operating income. Revenues related to these payroll costs were $77 million, $85 million and $100 million in 2010, 2009 and 2008, respectively.

The Company also earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges based upon a percentage of room revenues generated from such stay. This fee is recognized as revenue upon becoming due from the franchisee.

Vacation Exchange and Rentals

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represent the annual membership fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within the Company’s vacation exchange business and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals, which may include intervals at other properties within the Company’s vacation exchange business or other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 15% and 45% of the gross booking fees for non-proprietary inventory, except for where it receives 100% of the revenues for properties that it owns or operates under long-term capital leases. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2010, 2009 and 2008 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties it manages, operates under long-term capital leases or owns and such fees are recognized when the rental customer’s stay occurs, as this is the point at which the service is rendered. The Company’s revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Vacation Ownership

The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. The Company’s sales of VOIs are either cash sales or Company-financed sales. In order for the Company to recognize revenues of VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company. In accordance with the guidance for accounting for real estate time-sharing transactions, the Company must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by the Company, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

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

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and is recorded as a component of service fees and membership on the Consolidated Statements of Operations. The Company also incurs certain reimbursable costs, which principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer. These costs are reflected as a component of operating expenses on the Consolidated Statements of Operations. Property management revenues were $405 million, $376 million and $346 million during 2010, 2009 and 2008, respectively. Property management revenue is comprised of management fee revenue and reimbursable revenue. Management fee revenues were $183 million, $170 million and $159 million during 2010, 2009, and 2008, respectively. Reimbursable revenues were $222 million, $206 million and $187 million respectively during 2010, 2009, and 2008. Reimbursable revenues are based upon cost with no added margin and thus, have little or no impact on the Company’s operating income. During 2010, 2009 and 2008, one of the associations that the Company manages paid Wyndham Exchange & Rentals $19 million, $19 million and $17 million, respectively, for exchange services.

During 2010, 2009 and 2008, gross sales of VOIs were increased by $0 and $187 million and reduced by $75 million, respectively, representing the net change in revenues that was deferred under the POC method of accounting. Under the POC method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. As of December 31, 2009, all revenues that were previously deferred under the POC method of accounting had been recognized.

The Company records lodging-related marketing and reservation revenues, Wyndham Rewards revenues, as well as hotel/property management services revenues for the Company’s Lodging and Vacation Ownership segments, in accordance with the guidance for gross versus net presentation, which requires that these revenues be recorded on a gross basis.

Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2010 and 2009.

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

For tax positions the Company has taken or expects to take in a tax return, the Company applies a more likely than not threshold, under which the Company must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining the Company’s provision for income taxes, the Company uses judgment, reflecting its estimates and assumptions, in applying the more likely than not threshold.

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

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account. Such amounts were $138 million and $133 million as of December 31, 2010 and 2009, respectively, of which $77 million and $69 million is recorded within other current assets as of December 31, 2010 and 2009, respectively and $61 million and $64 million is recorded within other non-current assets as of December 31, 2010 and 2009, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $42 million and $19 million as of December 31, 2010 and 2009, respectively, of which $42 million and $19 million is recorded within other current assets as of December 31, 2010 and 2009, respectively.

Receivable Valuation

Trade receivables

The Company provides for estimated bad debts based on their assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity during 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008

Beginning balance	$149	$117	$109
Bad debt expense	97	102	84
Write-offs	(63)	(72)	(71)
Translation and other adjustments	2	2	(5)

Ending balance	$185	$149	$117

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

Loyalty Programs

The Company operates a number of loyalty programs including Wyndham Rewards, RCI Elite Rewards and other programs. Wyndham Rewards members primarily accumulate points by staying in hotels franchised under one of the Company’s lodging brands. Wyndham Rewards and RCI Elite Rewards members accumulate points by purchasing everyday services and products from the various businesses that participate in the program.

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

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Operations and amounted to $77 million, $82 million and $94 million, while total expenses amounted to $48 million, $59 million, and $81 million in 2010, 2009 and 2008, respectively. The points liability as of December 31, 2010 and 2009 amounted to $36 million and $44 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

Inventory

Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method are accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $5 million, $10 million and $19 million in 2010, 2009 and 2008, respectively. During 2009, the Company transferred $55 million from property, plant and equipment to inventory related to a mixed-use project. During 2010, the Company transferred $66 million from inventory to property, plant and equipment related to a mixed-use project.

Advertising Expense

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded primarily within marketing and reservation expenses on the Consolidated Statements of Operations, were $77 million, $74 million and $110 million in 2010, 2009 and 2008, respectively.

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

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the lesser of the lease term or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, from 20 to 30 years for vacation rental properties and from three to seven years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company generally amortizes software developed or obtained for internal use on a straight-line basis, from three to five years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $133 million and $131 million as of December 31, 2010 and 2009, respectively. Capitalized interest was $2 million in each of 2010, 2009 and 2008.

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

The Company has three reporting units, all of which contained goodwill prior to the 2008 annual goodwill impairment test. See Note 5 — Intangible Assets and Note 21 — Restructuring and Impairments for information regarding the goodwill impairment recorded as a result of the annual 2008 impairment test. Such 2008 annual goodwill impairment test impaired the goodwill of the Company’s vacation ownership reporting unit to $0. As of December 31, 2010 and 2009, the Company had $300 million and $297 million, respectively, of goodwill at its lodging reporting unit and $1,181 million and $1,089 million, respectively, of goodwill at its vacation exchange and rentals reporting unit.

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

Accounting for Restructuring Activities

During 2010, the Company committed to a strategic realignment initiative targeted at reducing costs, which will primarily impact operations at one of the call centers in the Company’s vacation exchange and rentals business and result in the termination of approximately 330 employees. Such initiative resulted in $9 million of restructuring costs. During 2008, the Company committed to restructuring actions and activities associated with strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing the Company’s need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities, which are accounted for under the guidance for post employment benefits and costs associated with exit and disposal activities. The Company’s restructuring actions require it to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations; and (iii) contract terminations. The amounts that the Company has accrued as of December 31, 2010 represent its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted.

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

As of December 31, 2008, the Company had an APIC Pool balance of $4 million on its Consolidated Balance Sheet. During March 2009, the Company utilized its APIC Pool related to the vesting of restricted stock units (“RSUs”), which reduced the balance to $0 on its Consolidated Balance Sheet. During May 2009, the Company recorded a $4 million charge to its provision for income taxes on its Consolidated Statement of Operations related to additional vesting of RSUs. During 2010, the Company increased its APIC Pool by $12 million due to the vesting of equity awards. As of December 31, 2010, the Company’s APIC Pool balance was $12 million.

Equity Earnings And Other Income

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $1 million, $1 million and $4 million of net earnings from such investments during 2010, 2009 and 2008, respectively, in other income, net on the Consolidated Statements of Operations. In addition, during 2010, the Company recorded $6 million of income primarily related to gains associated with the sale of non-strategic assets at its vacation ownership business. During 2009, the Company recorded $5 million of income primarily related to gains associated with the sale of non-strategic assets at its vacation ownership and vacation exchange and rentals businesses. During 2008, the Company recorded $7 million of income primarily associated with the assumption of a lodging-related credit card marketing program obligation by a third-party and the sale of a non-strategic asset by the Company’s lodging business. Such amounts were recorded within other income, net on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

Transfers and Servicing. In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on transfers and servicing of financial assets. The guidance eliminates the concept of a Qualifying Special — Purpose Entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 8 — Vacation Ownership Contract Receivables for additional disclosure required by such guidance.

Consolidation. In June 2009, the FASB issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The guidance is effective for interim or annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010, as required. See Note 8 — Vacation Ownership Contract Receivables for additional disclosure required by such guidance regarding the consolidation of the Company’s bankruptcy remote special purpose entities (“SPEs”) associated with its vacation ownership contract receivables securitizations.

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements, which requires an entity to apply the relative selling price allocation method in order to estimate selling prices for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the guidance on January 1, 2011, as required, and it believes the guidance will not have a material impact on the Company’s Consolidated Financial Statements.

3.	Earnings per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income/(loss) available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2010	2009	2008

Net income/(loss)	$379	$293	$(1,074)

Basic weighted average shares outstanding	178	179	178
Stock options and RSUs (a)	4	3	—
Warrants (b)	3	—	—

Diluted weighted average shares outstanding	185	182	178

Earnings/(losses) per share:
Basic	$2.13	$1.64	$(6.05)
Diluted	2.05	1.61	(6.05)

(a)	Includes unvested dilutive RSUs which are subject to future forfeitures.

(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (See Note 13 — Long — Term Debt and Borrowing Arrangements).

The computations of diluted EPS for the years ended December 31, 2010, 2009 and 2008 do not include approximately 4 million, 9 million and 13 million stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive. Additionally, for the year ended December 31, 2009, the computation of diluted EPS does not include warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 13 — Long — Term Debt and Borrowing Arrangements) as the effect of their inclusion would have been anti-dilutive.

Dividend Payments

During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2010, the Company paid cash dividends of $0.12 per share ($86 million in the aggregate). During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2009 and 2008 the Company paid cash dividends of $0.04 per share ($29 million and $28 million in the aggregate during 2009 and 2008, respectively).

Stock Repurchase Program

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables it to purchase up to $200 million of its common stock. Under such program, the Company repurchased 2,155,783 shares at an average price of $26.89 for a cost of $58 million and repurchase capacity increased $13 million from proceeds received from stock option exercises as of December 31, 2009. On July 22, 2010, the Company’s Board of Directors increased the authorization by $300 million. During 2010, the Company repurchased 9,270,419 shares at an average price of $25.52 for a cost of $237 million and repurchase capacity increased $40 million from proceeds received from stock option exercises. As of December 31, 2010, the Company repurchased a total of 11,426,202 shares at an average price of $25.78 for a cost of $295 million under its current authorization and had $258 million remaining availability in its program.

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

2010 Acquisitions

Hoseasons Holdings Ltd. On March 1, 2010, the Company completed the acquisition of Hoseasons Holdings Ltd. (“Hoseasons”), a European vacation rentals business, for $59 million in cash, net of cash acquired. The purchase price allocation resulted in the recognition of $38 million of goodwill, $30 million of definite-lived intangible assets with a weighted average life of 18 years and $16 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. Management believes that this acquisition offers a strategic fit within the Company’s European rentals business and an opportunity to continue to grow the Company’s fee-for-service businesses.

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

ResortQuest International, LLC. On September 30, 2010, the Company completed the acquisition of ResortQuest International, LLC (“ResortQuest”), a U.S. vacation rentals business, for $54 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of $14 million of goodwill, $15 million of definite-lived intangible assets with a weighted average life of 12 years and $9 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. Management believes that this acquisition provides the Company with an opportunity to build a growth platform in the U.S. rentals market.

James Villa Holdings Ltd. On November 30, 2010, the Company completed the acquisition of James Villa Holdings Ltd. (“James Villa Holidays”), a European vacation rentals business, for $76 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of $52 million of goodwill, $26 million of definite-lived intangible assets with a weighted average life of 15 years and $10 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. Management believes that this acquisition is consistent with the Company’s strategy to invest in fee-for-service businesses and strengthens its presence in the European rentals market.

5.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets
Goodwill	$1,481			$1,386

Trademarks (a)	$731			$660

Amortized Intangible Assets
Franchise agreements (b)	$634	$318	$316	$630	$298	$332
Other (c)	164	40	124	94	35	59

	$798	$358	$440	$724	$333	$391

(a)	Comprised of various trade names (including the Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inn & Suites, Microtel and Hawthorn trade names) that the Company has acquired and which distinguishes the Company’s consumer services. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 33 years.

(c)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 19 years.

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

During the fourth quarters of 2010 and 2009, the Company performed its annual goodwill impairment test and determined that no impairment was required as the fair value of goodwill at its lodging and vacation exchange and rentals reporting units was substantially in excess of the carrying value.

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

As a result of the above analysis, during the fourth quarter of 2008 the Company recorded a goodwill impairment charge of $1,342 million ($1,337 million, net of tax) representing a write-off of the entire amount of the vacation ownership reporting unit’s previously recorded goodwill. Such impairment was a result of plans that the Company announced during (i) October 2008, in which it refocused its vacation ownership sales and marketing efforts on consumers with higher credit quality commencing in the fourth quarter of 2008, which reduced future revenue and growth rates, and (ii) December 2008, in which it decided to eliminate the vacation ownership reporting unit’s reliance of the asset-backed securities market by reducing its VOI sales pace from $2.0 billion during 2008 to $1.3 billion during 2009. As of December 31, 2010, 2009 and 2008, the Company’s accumulated goodwill impairment loss was $1,342 million ($1,337 million, net of tax).

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

The changes in the carrying amount of goodwill are as follows:

	Balance as of	Goodwill			Balance as of
	January 1,	Acquired		Foreign	December 31,
	2010	during 2010		Exchange	2010

Lodging	$297	$3	(a)	$—	$300
Vacation Exchange and Rentals	1,089	104	(b)	(12)	1,181

Total Company	$1,386	$107		$(12)	$1,481

(a)	Relates to the acquisition of the Tryp hotel brand (see Note 4 — Acquisitions).

(b)	Relates to the acquisition of Hoseasons, ResortQuest and James Villa Holidays (see Note 4 — Acquisitions).

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2010	2009	2008

Franchise agreements	$20	$20	$21
Trademarks	—	1	2
Other	8	7	7

Total (*)	$28	$28	$30

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Operations.

Based on the Company’s amortizable intangible assets as of December 31, 2010, the Company expects related amortization expense over the next five years as follows:

Amount

2011	$29
2012	29
2013	28
2014	28
2015	27

6.	Franchising and Marketing/Reservation Activities

Franchise fee revenues of $461 million, $440 million and $514 million on the Consolidated Statements of Operations for 2010, 2009 and 2008, respectively, include initial franchise fees of $8 million, $9 million and $11 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $196 million, $186 million and $218 million during 2010, 2009 and 2008, respectively, and are recorded within the franchise fees line item on the Consolidated Statements of Operations. As provided for in the franchise agreements, all of these fees are to be expended for marketing purposes or the operation of an international, centralized, brand-specific reservation system for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including access to an international, centralized, brand-specific reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing.

The number of lodging properties and rooms in operation by market sector is as follows:

	(Unaudited)
	As of December 31,
	2010		2009		2008
	Properties	Rooms	Properties	Rooms	Properties	Rooms

Economy (a)	5,482	387,202	5,469	387,357	5,432	389,697
Midscale (b)	1,623	197,022	1,540	182,251	1,515	177,284
Upscale (c)	101	28,311	94	24,517	82	21,724
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (d)	1	200	11	3,549	14	4,175

	7,207	612,735	7,114	597,674	7,043	592,880

(a)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel and Knights Inn lodging brands.

(b)	Primarily includes Wingate by Wyndham, Hawthorn by Wyndham, Ramada Worldwide, Howard Johnson Plaza, Howard Johnson Hotel, Baymont Inn & Suites, and Tryp by Wyndham lodging brands.

(c)	Comprised of the Wyndham Hotels and Resorts lodging brand.

(d)	Represents properties/rooms affiliated with the Wyndham Hotels and Resorts brand for which the Company receives a fee for reservation and/or other services provided and properties managed under a joint venture. These properties are not branded under a Wyndham Hotel Group brand.

The number of lodging properties and rooms changed as follows:

	(Unaudited)
	For the Years Ended December 31,
	2010				2009		2008
	Properties		Rooms		Properties	Rooms	Properties		Rooms

Beginning balance	7,114		597,674		7,043	592,880	6,544		550,576
Additions	492		54,171		486	46,528	538		55,125
Acquisitions	92	(a)	13,236	(a)	—	—	388	(b)	29,547	(b)
Terminations	(491)		(52,346)		(415)	(41,734)	(427)		(42,368)

Ending balance	7,207		612,735		7,114	597,674	7,043		592,880

(a)	Relates to the Tryp hotel brand, which was acquired on June 30, 2010.

(b)	Relates to Microtel and Hawthorn, which were acquired on July 18, 2008.

The Company may, at its discretion, provide development advances to certain of its franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2010, 2009 or 2008. The amount of such development advances recorded on the Consolidated Balance Sheets was $55 million and $53 million at December 31, 2010 and 2009, respectively. These amounts are classified within the other non-current assets line item on the Consolidated Balance Sheets. During 2010, 2009 and 2008, the Company recorded $5 million, $5 million and $4 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Operations. During 2010, 2009 and 2008, the Company recorded $2 million, $4 million and $0, respectively, of bad debt expense on these development advances within its lodging business. Such expense is recorded within operating expenses on the Consolidated Statement of Operations.

7.	Income Taxes

The income tax provision consists of the following for the year ended December 31:

	2010	2009	2008

Current
Federal	$55	$46	$64
State	10	19	2
Foreign	43	45	11

	108	110	77

Deferred
Federal	77	100	89
State	1	(6)	25
Foreign	(2)	(4)	(4)

	76	90	110

Provision for income taxes	$184	$200	$187

Pre-tax income/(loss) for domestic and foreign operations consisted of the following for the year ended December 31:

	2010	2009	2008

Domestic	$443	$390	$(928)
Foreign	120	103	41

Pre-tax income/(loss)	$563	$493	$(887)

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2010	2009

Current deferred income tax assets:
Accrued liabilities and deferred income	$83	$77
Provision for doubtful accounts and vacation ownership contract receivables	150	139
Alternative minimum tax credit carryforward	32	96
Valuation allowance (*)	(20)	(36)
Other	23	18

Current deferred income tax assets	268	294

Current deferred income tax liabilities:
Prepaid expenses	3	5
Unamortized servicing rights	2	4
Installment sales of vacation ownership interests	76	89
Other	8	7

Current deferred income tax liabilities	89	105

Current net deferred income tax asset	$179	$189

	2010	2009

Non-current deferred income tax assets:
Net operating loss carryforwards	$52	$53
Foreign tax credit carryforward	41	67
Alternative minimum tax credit carryforward	71	44
Tax basis differences in assets of foreign subsidiaries	71	79
Accrued liabilities and deferred income	27	18
Other comprehensive income	40	32
Other	3	19
Depreciation and amortization	4	17
Valuation allowance (*)	(34)	(50)

Non-current deferred income tax assets	275	279

Non-current deferred income tax liabilities:
Depreciation and amortization	585	547
Installment sales of vacation ownership interests	703	869

Other	8	—

Non-current deferred income tax liabilities	1,296	1,416

Non-current net deferred income tax liabilities	$1,021	$1,137

(*)	During 2010, the Company’s valuation allowance was reduced by $32 million, primarily due to the current utilization of certain cumulative foreign tax credits, which the Company was able to realize based on certain changes in its tax profile.

As of December 31, 2010, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2030. No provision has been made for U.S. federal deferred income taxes on $323 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2010 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.3	1.7	(1.9)
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.0)	(0.9)	1.6
Taxes on foreign income, net of tax credits	1.0	1.9	(1.2)
Foreign tax credits	(3.6)	—	—
IRS examination settlement	(1.8)	—	—
Other	1.8	2.9	(2.2)
Goodwill impairment	—	—	(52.4)

	32.7%	40.6%	(21.1)%

The Company’s effective tax rate declined from 40.6% in 2009 to 32.7% in 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which the Company was able to realize based on certain changes in its tax profile, as well as the settlement of the IRS examination. The difference between the Company’s 2009 effective tax rate of 40.6% and 2008 effective tax rate of (21.1%) is primarily due to the absence of impairment charges recorded during 2008, a charge recorded during 2009 for the reduction of deferred tax assets and the origination of deferred tax liabilities in a foreign tax jurisdiction and the write-off of deferred tax assets that were associated with stock-based compensation, which were in excess of the Company’s pool of excess tax benefits available to absorb tax deficiencies.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount

Balance at December 31, 2007	$28
Decreases related to tax positions taken during a prior period	(3)
Increases related to tax positions taken during the current period	5
Decreases as a result of a lapse of the applicable statute of limitations	(5)

Balance at December 31, 2008	25
Increases related to tax positions taken during a prior period	1
Increases related to tax positions taken during the current period	2
Decreases as a result of a lapse of the applicable statute of limitations	(3)

Balance at December 31, 2009	25
Increases related to tax positions taken during a prior period	2
Increased related to tax positions taken during the current period	5
Decreases as a result of a lapse of the applicable statute of limitations	(9)
Decreases related to tax positions taken during a prior period	(1)

Balance at December 31, 2010	$22

The gross amount of the unrecognized tax benefits at December 31, 2010, 2009 and 2008 that, if recognized, would affect the Company’s effective tax rate was $22 million, $25 million and $25 million, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Operations. The Company also accrued potential penalties and interest of $1 million, $3 million and less than $1 million related to these unrecognized tax benefits during 2010, 2009 and 2008, respectively. As of December 31, 2010, 2009 and 2008, the Company had recorded a liability for potential penalties of $2 million, $3 million and $2 million, respectively, and interest of $4 million, $5 million and $3 million, respectively, on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal tax authorities. The 2006 through 2010 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $0 to $2 million.

The Company made cash income tax payments, net of refunds, of $103 million, $113 million and $68 million during 2010, 2009 and 2008, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

As of December 31, 2010, the Company had $41 million of foreign tax credits with a full valuation allowance of $41 million. The foreign tax credits primarily expire between 2015 and 2018, and the valuation allowance on these credits will be reduced when and if the Company determines that these credits are more likely than not to be realized.

As discussed below, the IRS commenced an audit of Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax returns.

During the third quarter of 2010, the Company reached an agreement, along with Cendant, with the IRS that resolves and pays Cendant’s outstanding contingent tax liabilities relating to the examination of the federal income tax returns for Cendant’s taxable years 2003 through 2006. The Company received $10 million in payment from Cendant’s former real estate services business (“Realogy”), who was responsible for 62.5% of the liability as per the Separation Agreement, and paid $155 million for all such tax liabilities including the final interest payable to Cendant, who is the taxpayer. As a result, the Company’s accrual for outstanding Cendant contingent tax liabilities was $58 million as of December 31, 2010. Such amount was primarily related to legacy state and foreign tax issues. See Note 22 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for more detailed information.

8.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs. Current and long-term vacation ownership contract receivables, net as of December 31, consisted of:

	2010	2009

Current vacation ownership contract receivables:
Securitized	$266	$244
Non-securitized	65	52
Secured(*)	—	28

	331	324
Less: Allowance for loan losses	(36)	(35)

Current vacation ownership contract receivables, net	$295	$289

Long-term vacation ownership contract receivables:
Securitized	$2,437	$2,347
Non-securitized	576	546
Secured (*)	—	234

	3,013	3,127
Less: Allowance for loan losses	(326)	(335)

Long-term vacation ownership contract receivables, net	$2,687	$2,792

(*)	As of December 31, 2009, such receivables collateralized the Company’s 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010 (see Note 13 — Long-Term Debt and Borrowing Arrangements).

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2010 and thereafter are as follows:

		Non -
	Securitized	Securitized	Total

2011	$266	$65	$331
2012	292	65	357
2013	320	77	397
2014	339	83	422
2015	349	84	433
Thereafter	1,137	267	1,404

	$2,703	$641	$3,344

During 2010, 2009 and 2008 the Company’s securitized vacation ownership contract receivables generated interest income of $336 million, $333 million and $321 million, respectively.

During 2010, 2009 and 2008, the Company originated vacation ownership contract receivables of $983 million, $970 million and $1,607 million, respectively, and received principal collections of $781 million, $771 million and $821 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.1%, 13.0% and 12.7% as of December 31, 2010, 2009 and 2008, respectively.

The activity in the allowance for loan losses related to vacation ownership contract receivables is as follows:

Amount

Allowance for loan losses as of December 31, 2007	$(320)
Provision for loan losses	(450)
Contract receivables written off, net	387

Allowance for loan losses as of December 31, 2008	(383)
Provision for loan losses	(449)
Contract receivables written-off, net	462

Allowance for loan losses as of December 31, 2009	(370)
Provision for loan losses	(340)
Contract receivables written off, net	348

Allowance for loan losses as of December 31, 2010	$(362)

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The basis of the differentiation within the identified class of financed VOI contract receivable is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 — 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables, regardless of balance, on a rolling monthly basis so as to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into four different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600, and No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents). The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the update policy described above):

	As of December 31, 2010
	700+	600-699	<600	No Score			Total

Current	$1,415	$990	$426	$356			$3,187
31 – 60 days	10	23	34	6			73
61 – 90 days	7	14	22	4			47
91 – 120 days	5	10	19	3			37

Total	$1,437	$1,037	$501	$369	(	*)	$3,344

	As of December 31, 2009
	700+	600-699	<600	No Score		Total

Current	$1,386	$1,048	$527	$313		$3,274
31 – 60 days	9	24	44	5		82
61 – 90 days	4	12	32	2		50
91 – 120 days	3	9	30	3		45

Total	$1,402	$1,093	$633	$323	(*)	$3,451

(*)	The total no score contract receivables balances of $369 million and $323 million as of December 31, 2010 and 2009, respectively, includes $309 million and $271 million, respectively, of contract receivables at Wyndham Vacation Resorts Asia Pacific.

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days. At greater than 120 days, the VOI contract receivable is written off to the allowance for credit losses. The Company did not have a material number of impaired VOI contract receivables nor did it have a material number of modified VOI contract receivables as of December 31, 2010 and 2009.

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

The assets and debt of these vacation ownership SPEs are as follows:

	December 31,	December 31,
	2010	2009

Securitized contract receivables, gross (a)	$2,703	$2,591
Securitized restricted cash(b)	138	133
Interest receivables on securitized contract receivables (c)	22	20
Other assets (d)	2	11

Total SPE assets (e)	2,865	2,755

Securitized term notes (f)	1,498	1,112
Securitized conduit facilities (f)	152	395
Other liabilities (g)	22	26

Total SPE liabilities	1,672	1,533

SPE assets in excess of SPE liabilities	$1,193	$1,222

(a)	Included in current ($266 million and $244 million as of December 31, 2010 and 2009, respectively) and non-current ($2,437 million and $2,347 million as of December 31, 2010 and 2009, respectively) vacation ownership contract receivables on the Company’s Consolidated Balance Sheets.

(b)	Included in other current assets ($77 million and $69 million as of December 31, 2010 and 2009, respectively) and other non-current assets ($61 million and $64 million as of December 31, 2010 and 2009, respectively) on the Company’s Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Company’s Consolidated Balance Sheets.

(d)	Primarily includes interest rate derivative contracts and related assets; included in other non-current assets on the Company’s Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $22 million and $20 million as of December 31, 2010 and 2009, respectively, related to securitized debt.

(f)	Included in current ($223 million and $209 million as of December 31, 2010 and 2009, respectively) and long-term ($1,427 million and $1,298 million as of December 31, 2010 and 2009, respectively) securitized vacation ownership debt on the Company’s Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($3 million and $4 million as of December 31, 2010 and 2009, respectively) and other non-current liabilities ($19 million and $22 million as of December 31, 2010 and 2009, respectively) on the Company’s Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $641 million and $860 million as of December 31, 2010 and 2009, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31,	December 31,
	2010	2009

SPE assets in excess of SPE liabilities	$1,193	$1,222
Non-securitized contract receivables	641	598
Secured contract receivables (*)	—	262
Allowance for loan losses	(362)	(370)

Total, net	$1,472	$1,712

(*)	As of December 31, 2009, such receivables collateralized the Company’s secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

9.	Inventory

Inventory, as of December 31, consisted of:

	2010	2009

Land held for VOI development	$131	$119
VOI construction in process	229	352
Completed inventory and vacation credits	821	836

Total inventory	1,181	1,307
Less: Current portion	348	354

Non-current inventory	$833	$953

Inventory that the Company expects to sell within the next twelve months is classified as current on the Company’s Consolidated Balance Sheets.

10.	Property and Equipment, net

Property and equipment, net, as of December 31, consisted of:

	2010	2009

Land	$159	$164
Building and leasehold improvements	572	503
Capitalized software	455	397
Furniture, fixtures and equipment	410	395
Vacation rental property capital leases	124	133
Construction in progress	158	94

	1,878	1,686
Less: Accumulated depreciation and amortization	(837)	(733)

	$1,041	$953

During 2010, 2009 and 2008, the Company recorded depreciation and amortization expense of $145 million, $150 million and $154 million, respectively, related to property and equipment.

11.	Other Current Assets

Other current assets, as of December 31, consisted of:

	2010	2009

Securitization restricted cash	$77	$69
Non-trade receivables, net	51	57
Escrow deposit restricted cash	42	19
Deferred vacation ownership costs	24	27
Assets held for sale	14	27
Other	37	34

	$245	$233

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2010	2009

Accrued payroll and related	$219	$188
Accrued taxes	63	63
Accrued legal settlements	38	25
Accrued advertising and marketing	35	53
Accrued interest	32	28
Accrued other	232	222

	$619	$579

13.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	December 31,	December 31,
	2010	2009

Securitized vacation ownership debt: (a)
Term notes	$1,498	$1,112
Bank conduit facility (b)	152	395

Total securitized vacation ownership debt	1,650	1,507
Less: Current portion of securitized vacation ownership debt	223	209

Long-term securitized vacation ownership debt	$1,427	$1,298

Long-term debt:
6.00% senior unsecured notes (due December 2016) (c)	$798	$797
Term loan(d)	—	300
Revolving credit facility (due October 2013) (e)	154	—
9.875% senior unsecured notes (due May 2014) (f)	241	238
3.50% convertible notes (due May 2012) (g)	266	367
7.375% senior unsecured notes (due March 2020) (h)	247	—
5.75% senior unsecured notes (due February 2018) (i)	247	—
Vacation ownership bank borrowings (j)	—	153
Vacation rentals capital leases (k)	115	133
Other	26	27

Total long-term debt	2,094	2,015
Less: Current portion of long-term debt	11	175

Long-term debt	$2,083	$1,840

(a)	Represents debt that is securitized through bankruptcy remote SPEs, the creditors of which have no recourse to the Company for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through September 2011 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of December 31, 2010, the total available capacity of the facility was $448 million.

(c)	The balance as of December 31, 2010 represents $800 million aggregate principal less $2 million of unamortized discount.

(d)	The term loan facility was fully repaid during March 2010.

(e)	The revolving credit facility has a total capacity of $970 million, which includes availability for letters of credit. As of December 31, 2010, the Company had $28 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $788 million.

(f)	Represents senior unsecured notes issued by the Company during May 2009. The balance at December 31, 2010 represents $250 million aggregate principal less $9 million of unamortized discount.

(g)	Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the third and fourth quarters of 2010, the Company repurchased a portion of its 3.50% convertible notes. The following table details the components of the convertible notes:

	December 31, 2010	December 31, 2009

Debt principal	$116	$230
Unamortized discount	(12)	(39)

Debt less discount	104	191
Fair value of bifurcated conversion feature (*)	162	176

Convertible notes	$266	$367

(*)    The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes.

(h)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of December 31, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of December 31, 2010 represents $250 million aggregate principal less $3 million of unamortized discount.

(j)	Represents a 364-day, AUD 213 million, secured, revolving foreign credit facility, which was paid down and terminated during March 2010.

(k)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Company’s Consolidated Balance Sheets.

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 on the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all of the Company’s assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2010, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. For example, if the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of December 31, 2010, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Maturities and Capacity

The Company’s outstanding debt as of December 31, 2010 matures as follows:

	Securitized
	Vacation
	Ownership
Year	Debt	Other	Total

2011	$223	$11	$234
2012	324	300	624
2013	203	165	368
2014	195	252	447
2015	182	12	194
Thereafter	523	1,354	1,877

	$1,650	$2,094	$3,744

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2010, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,498	$1,498	$—
Bank conduit facility (a)	600	152	448

Total securitized vacation ownership debt (b)	$2,098	$1,650	$448

Long-term debt:
6.00% senior unsecured notes (due December 2016)	$798	$798	$—
Revolving credit facility (due October 2013) (c)	970	154	816
9.875% senior unsecured notes (due May 2014)	241	241	—
3.50% convertible notes (due May 2012)	266	266	—
7.375% senior unsecured notes (due March 2020)	247	247	—
5.75% senior unsecured notes (due February 2018)	247	247	—
Vacation rentals capital leases	115	115	—
Other	36	26	10

Total long-term debt	$2,920	$2,094	826

Less: Issuance of letters of credit (c)			28

			$798

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,865 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2010, the available capacity of $816 million was further reduced to $788 million due to the issuance of $28 million of letters of credit.

Securitized Vacation Ownership Debt

As previously discussed in Note 8 — Vacation Ownership Contract Receivables, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2010-1 Receivables Funding, LLC. On March 12, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-1 Receivables Funding LLC, in the initial principal amount of $300 million. These borrowings bear interest at a coupon rate of 4.48% and are secured by vacation ownership contract receivables. As of December 31, 2010, the Company had $174 million of outstanding borrowings under these term notes.

Premium Yield Facility 2010-A LLC. On June 14, 2010, the Company closed a securitization facility, Premium Yield Facility 2010-A LLC, in the initial principal amount of $185 million. These borrowings bear interest at a coupon rate of 6.08% and are secured by vacation ownership contract receivables. As of December 31, 2010, the Company had $155 million of outstanding borrowings under this facility.

Sierra Timeshare 2010-2 Receivables Funding, LLC. On July 23, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-2 Receivables Funding LLC, in the initial principal amount of $350 million. These borrowings bear interest at a weighted average coupon rate of 4.11% and are secured by vacation ownership contract receivables. As of December 31, 2010, the Company had $266 million of outstanding borrowings under these term notes.

Sierra Timeshare 2010-3 Receivables Funding, LLC. On October 21, 2010, the Company closed a series of term notes payable, Sierra Timeshare 2010-3 Receivables Funding LLC, in the initial principal amount of $300 million. These borrowings bear interest at a weighted average coupon rate of 3.67% and are secured by vacation ownership contract receivables. As of December 31, 2010, the Company had $277 million of outstanding borrowings under these term notes.

As of December 31, 2010, the Company had $626 million of outstanding borrowings under term notes entered into prior to January 1, 2010.

The Company’s securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 6.6%, 8.1% and 5.8% during the years ended December 31, 2010, 2009 and 2008, respectively.

On October 1, 2010, the Company renewed its 364-day, $600 million, non-recourse, securitized vacation ownership bank conduit facility with a term through September 2011. This facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread. The bank conduit facility had a weighted average interest rate of 7.1%, 9.6% and 4.1% during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company’s securitized vacation ownership debt of $1,650 million is collateralized by $2,865 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s Bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 6.7%, 8.5% and 5.2% during 2010, 2009 and 2008, respectively.

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

Term Loan. During July 2006, the Company entered into a five-year $300 million term loan facility bearing interest at LIBOR plus a spread and with a maturity date of July 7, 2011. This facility was fully repaid during March 2010. The weighted average interest rate during 2010, 2009 and 2008 was 5.3%, 5.7% and 6.2%, respectively.

Revolving Credit Facility. On March 29, 2010, the Company replaced its five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. During the fourth quarter of 2010, the total capacity of this facility was increased to $970 million. This facility is subject to a fee of 50 basis points based on total capacity and bears interest at LIBOR plus 250 basis points. The interest rate of this facility is dependent on the Company’s credit ratings. As of December 31, 2010, the Company had $154 million of outstanding borrowings and $28 million of outstanding letters of credit and, as such, the total available remaining capacity was $788 million.

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

3.50% Convertible Notes. On May 19, 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under the guidance for derivatives and bifurcated such conversion feature from the Convertible Notes for accounting purposes (“Bifurcated Conversion Feature”). The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% will be recognized by the Company primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. As such, the effective interest rate over the life of the Convertible Notes is approximately 10.7%. Interest began accruing on May 19, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The Convertible Notes will mature on May 1, 2012. Holders may convert their notes to cash subject to (i) certain conversion provisions determined by the market price of the Company’s common stock; (ii) specified distributions to common shareholders; (iii) a fundamental change (as defined below); and (iv) certain time periods specified in the purchase agreement. The Convertible Notes had an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of the Company’s common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances.

On May 19, 2009, concurrent with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant transactions (“Warrants”) with certain counterparties. The Company paid $42 million to purchase cash-settled call options (“Call Options”) that are expected to reduce the Company’s exposure to potential cash payments required to be made by the Company upon the cash conversion of the Convertible Notes. Concurrent with the purchase of the Call Options, the Company received $11 million of proceeds from the issuance of Warrants to purchase shares of the Company’s common stock.

If the market price per share of the Company’s common stock at the time of cash conversion of any Convertible Notes is above the strike price of the Call Options (which strike price was the same as the equivalent initial conversion price of the Convertible Notes of approximately $12.73 per share of the Company’s common stock), such Call Options will entitle the Company to receive from the counterparties in the aggregate the same amount of cash as it would be required to issue to the holder of the cash converted notes in excess of the principal amount thereof.

Pursuant to the Warrants, the Company sold to the counterparties Warrants to purchase in the aggregate up to approximately 18 million shares of the Company’s common stock. The Warrants had an exercise price of $20.16 (which represented a premium of approximately 90% over the Company’s closing price per share on May 13, 2009 of $10.61) and are expected to be net share settled, meaning that the Company will issue a number of shares per Warrant corresponding to the difference between the Company’s share price at each Warrant expiration date and the exercise price of the Warrant. The Warrants may not be exercised prior to the maturity of the Convertible Notes.

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

During the third and fourth quarters of 2010, the Company repurchased a portion of its Convertible Notes with a carrying value of $239 million ($101 million for the portion of Convertible Notes, including the unamortized discount, and $138 million for the related Bifurcated Conversion Feature) for $250 million, which resulted in a loss of $11 million during 2010. Such Convertible Notes had a face value of $114 million. Concurrent with the repurchase, the Company settled (i) a portion of the Call Options for proceeds of $136 million, which resulted in an additional loss of $3 million and (ii) a portion of the Warrants with payments of $98 million. As a result of these transactions, the Company made net payments of $212 million and incurred total losses of $14 million during the third and fourth quarters of 2010 and reduced the number of shares related to the Warrants to approximately 9 million as of December 31, 2010.

The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share. As a result of the dividend increase and required adjustments, as of December 31, 2010, the Convertible Notes have a conversion reference rate of 79.5745 shares of common stock per $1,000 principal amount (equivalent to a conversion price of approximately $12.57 per share of the Company’s common stock), the conversion price of the Call Options is $12.57 and the exercise price of the Warrants is $19.90.

As of December 31, 2010 and 2009, the $266 million and $367 million Convertible Notes consist of $104 million and $191 million of debt ($116 million and $230 million face amount, net of $12 million and $39 million of unamortized discount), respectively, and a derivative liability with a fair value of $162 million and $176 million, respectively, related to the Bifurcated Conversion Feature. The Call Options are derivative assets recorded at their fair value of $162 million and $176 million within other non-current assets in the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

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

Vacation Ownership Bank Borrowings. On June 24, 2009, the Company closed on a 364-day, AUD 193 million, secured, revolving foreign credit facility with a term through June 2010. On July 7, 2009, an additional bank joined the Company’s 364-day, secured, revolving foreign credit facility, which provided an additional AUD 20 million of capacity, increasing the total capacity of the facility to AUD 213 million. This facility was paid down and terminated during March 2010. The weighted average interest rate was 9.9%, 6.8% and 8.1% during 2010, 2009 and 2008, respectively.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2010, 2009 and 2008.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. This debt primarily reflects borrowings used to fund property renovations at one of the Company’s vacation rentals businesses.

Early Extinguishment of Debt

In connection with the early extinguishment of the term loan facility during the first quarter of 2010, the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense during the first quarter of 2010 on the Company’s Consolidated Statement of Operations. The Company incurred an additional $2 million of costs during the first quarter of 2010 in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which is also included within interest expense on the Company’s Consolidated Statement of Operations. The Company’s revolving foreign credit facility was paid down with a portion of the proceeds from the 7.375% senior unsecured notes. The remaining proceeds were used, in addition to borrowings under the Company’s revolving credit facility, to pay down the Company’s term loan facility.

In connection with the repurchase of a portion of the Convertible Notes and the settlement of the Call Options during the third and fourth quarters of 2010, the Company incurred a loss of $14 million during 2010, which is included within interest expense on the Company’s Consolidated Statement of Operations.

Interest Expense

In addition to the charges the Company incurred related to the early extinguishment of debt, interest expense incurred in connection with the Company’s other debt was $144 million, $126 million and $101 million during 2010, 2009 and 2008, respectively. All such amounts are recorded within the interest expense line item on the Consolidated Statements of Operations. Cash paid related to such interest expense was $125 million, $99 million and $100 million during 2010, 2009 and 2008, respectively. Such amounts exclude cash payments related to early extinguishment of debt costs.

Interest expense is partially offset on the Consolidated Statements of Operations by capitalized interest of $7 million, $12 million and $21 million during 2010, 2009 and 2008, respectively.

Cash paid related to consumer financing interest expense was $90 million, $112 million and $117 million during 2010, 2009 and 2008, respectively.

14.	Fair Value

The guidance for fair value measurements requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	December 31,	Inputs	Inputs
	2010	(Level 2)	(Level 3)

Assets:
Derivatives (a)
Convertible Notes related Call Options	$162	$—	$162
Interest rate contracts	7	7	—
Foreign exchange contracts	4	4	—
Securities available-for-sale (b)	6	—	6

Total assets	$179	$11	$168

Liabilities:
Derivatives (c)
Bifurcated Conversion Feature	$162	$—	$162
Interest rate contracts	27	27	—
Foreign exchange contracts	12	12	—

Total liabilities	$201	$39	$162

		Fair Value Measure on a
		Recurring Basis
		Significant
		Other	Significant
	As of	Observable	Unobservable
	December 31,	Inputs	Inputs
	2009	(Level 2)	(Level 3)

Assets:
Derivatives (a)
Convertible Notes related Call Options	$176	$—	$176
Interest rate contracts	5	5	—
Foreign exchange contracts	3	3	—
Securities available-for-sale (b)	5	—	5

Total assets	$189	$8	$181

Liabilities:
Derivatives (c)
Bifurcated Conversion Feature	$176	$—	$176
Interest rate contracts	45	45	—
Foreign exchange contracts	2	2	—

Total liabilities	$223	$47	$176

(a)	Included in other current assets and other non-current assets on the Company’s Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Company’s Consolidated Balance Sheet.
(c)	Included in long-term debt, accrued expenses and other current liabilities, and other non-current liabilities on the Company’s Consolidated Balance Sheet.

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

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of December 31, 2008	$—	$—	$5
Issuance of Convertible Notes	42	(42)	—
Change in fair value	134	(134)	—

Balance as of December 31, 2009	176	(176)	5
Convertible Notes activity (*)	(138)	138	—
Change in fair value	124	(124)	1

Balance as of December 31, 2010	$162	$(162)	$6

(*)	Represents the change in value related to the Company’s repurchase of a portion of its Bifurcated Conversion Feature and the settlement of a corresponding portion of the Call Options (see Note 13 — Long-Term Debt and Borrowing Arrangements).

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

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,982	$2,782	$3,081	$2,809
Debt
Total debt (a)	3,744	3,871	3,522	3,405
Derivatives
Foreign exchange forwards (b)
Assets	4	4	3	3
Liabilities	(12)	(12)	(2)	(2)
Interest rate swaps and caps (c)
Assets	7	7	5	5
Liabilities	(27)	(27)	(45)	(45)
Convertible Notes related Call Options
Assets	162	162	176	176

(a)	As of December 31, 2010 and 2009, includes $162 million and $176 million, respectively, related to the Bifurcated Conversion Feature liability.
(b)	Instruments are in a net loss position as of December 31, 2010 and a net gain position as of December 31, 2009.
(c)	Instruments are in net loss positions as of December 31, 2010 and December 31, 2009.

The weighted average interest rate on outstanding vacation ownership contract receivables was 13.1%, 13.0% and 12.7% as of December 31, 2010, 2009 and 2008, respectively. The estimated fair value of the vacation ownership contract receivables as of December 31, 2010 and 2009 was approximately 93% and 91% respectively, of the carry value.

In accordance with the guidance for long-lived assets held for sale, during 2010 and 2009, vacation ownership properties consisting primarily of undeveloped land with an approximate carrying amount of $7 million and $36 million were written down to $3 million and $27 million (their estimated fair value less selling costs), respectively. Such write down resulted in an impairment charge of $4 million and $9 million during 2010 and 2009, respectively. In accordance with the guidance for equity method investments, during 2009, an investment in a joint venture with a carrying amount of $19 million was written down to its fair value of $13 million. Such write down resulted in an impairment charge of $6 million during 2009. These impairment charges are included in goodwill and other impairments on the Company’s Consolidated Statements of Operations.

15.	Financial Instruments

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected in the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the hedge documentation standards are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in accumulated other comprehensive income (“AOCI”). The derivative’s gain or loss is released from AOCI to match the timing of the underlying hedged cash flows effect on earnings.

The Company reviews the effectiveness of its hedging instruments on an ongoing basis, recognizes current period hedge ineffectiveness immediately in earnings and discontinues hedge accounting for any hedge that it no longer considers to be highly effective. The Company recognizes changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, the Company releases gains and losses from AOCI based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require the Company to immediately recognize in earnings gains and losses previously recorded in AOCI.

Changes in interest rates and foreign exchange rates expose the Company to market risk. The Company also uses cash flow hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk, and the Company does not use derivatives for trading or speculative purposes.

The Company uses the following derivative instruments to mitigate its foreign currency exchange rate and interest rate risks:

Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The Company primarily hedges its foreign currency exposure to the British pound and Euro. The impact of the cash flow hedges did not have a material impact on the Company’s results of operations, financial position and cash flows during the years ended December 31, 2010, 2009 and 2008. The fluctuations in the value of the freestanding forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge. The impact of the freestanding forward contracts was a loss of $19 million, a gain of $7 million and a loss of $31 million, which were included in operating expense on the Company’s Consolidated Statements of Operations during the years ended December 31, 2010, 2009 and 2008, respectively. The impact of the freestanding forward contracts was not material to the Company’s financial position or cash flows during the years ended December 31, 2010, 2009 and 2008. The pre-tax amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the forward contracts’ gain or loss from the effectiveness calculation for cash flow hedges during the years ended December 31, 2010, 2009 and 2008 was not material. The amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months is not material.

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps.

The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. In connection with its qualifying cash flow hedges, the Company recorded net pre-tax gains of $5 million, $27 million and net pre-tax loss of $39 million during the years ended December 31, 2010, 2009 and 2008, respectively, to other comprehensive income. The pre-tax amount of gains or losses resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was not material during the years ended December 31, 2010, 2009 and 2008. In connection with the early extinguishment of the term loan facility during the first quarter of 2010 (See Note 13 — Long-Term Debt and Borrowing Arrangements), the Company effectively terminated the interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from AOCI to interest expense on the Company’s

Consolidated Statement of Operations during the year ended December 31, 2010. The amount of losses that the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. The impact of the freestanding derivatives was a gain of $14 million, $7 million and a loss of $5 million (of which $6 million, $7 million and $5 million was included in consumer financing interest expense and $8 million, $0 and $0 was included in interest expense), during the years ended December 31, 2010, 2009 and 2008, respectively on the Company’s Consolidated Statements of Operations. The freestanding derivatives had an immaterial impact on the Company’s financial position and cash flows during the years ended December 31, 2010, 2009 and 2008.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$18

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$9
Foreign exchange contracts	Other current assets	4	Accrued exp. & other current liabs.	12
Convertible Notes related
Call Options (*)	Other non-current assets	162		—
Bifurcated Conversion Feature (*)		—	Long-term debt	162

Total derivatives not designated as hedging instruments		$173		$183

(*)	See Note 13 — Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$39

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$6
Foreign exchange contracts	Other current assets	3	Accrued exp. & other current liabs.	2
Convertible Notes related
Call Options (*)	Other non-current assets	176		—
Bifurcated Conversion Feature (*)		—	Long-term debt	176

Total derivatives not designated as hedging instruments		$184		$184

(*)	See Note 13 — Long-Term Debt and Borrowing Arrangements for further detail.

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

As of December 31, 2010, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 19% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk

The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business; which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the twelve months ended December 31, 2010, approximately 15%, 13% and 10% of the Company’s VOI sales revenues were generated in sales offices located in Florida, Nevada and California, respectively.

Included within the Consolidated Statements of Operations is approximately 10%, 11% and 11% of net revenues generated from transactions in the state of Florida in each of 2010, 2009 and 2008, respectively, and approximately 8%, 8% and 10% of net revenues generated from transactions in the state of California in each of 2010, 2009 and 2008, respectively.

16.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2010 are as follows:

Noncancelable
Operating
Year	Leases

2011	$69
2012	56
2013	40
2014	31
2015	29
Thereafter	133

$358

During 2010, 2009 and 2008, the Company incurred total rental expense of $79 million, $77 million and $93 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2010 aggregated $477 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. The majority of the commitments relate to the development of vacation ownership properties (aggregating $241 million; $101 million of which relates to 2011 and $45 million of which relates to 2012).

Letters of Credit

As of December 31, 2010 and 2009, the Company had $28 million and $31 million, respectively, of irrevocable letters of credit outstanding, which mainly support development activity at the Company’s vacation ownership business.

Surety Bonds

Some of the Company’s vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which the Company had $343 million outstanding as of December 31, 2010. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and the Company’s corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business.

Wyndham Worldwide Litigation

The Company is involved in claims and legal actions arising in the ordinary course of its business including but not limited to: for its lodging business — breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business — breach of contract, bad faith, conflict of interest, fraud, privacy, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, tax claims and environmental claims.

The Company believes that it has adequately accrued for such matters with reserves of $38 million as of December 31, 2010. Such amount is exclusive of matters relating to the Company’s separation from its Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

Other Guarantees/Indemnifications

In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $373 million as of December 31, 2010. The Company would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2010, 2009 and 2008, the Company made payments related to these guarantees of $12 million, $10 million and $7 million, respectively. As of December 31, 2010 and 2009, the Company maintained a liability in connection with these guarantees of $17 million and $22 million, respectively, on its Consolidated Balance Sheets.

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a minimum return. Under such agreement, the Company would be required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. The Company’s exposure under these guarantees is partially mitigated by the Company’s ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, the Company is able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. As of December 31, 2010, the maximum potential amount of future payments to be made under these guarantees is $16 million with an annual cap of $3 million or less. As of both December 31, 2010 and 2009, the Company maintained a liability in connection with these guarantees of less than $1 million on its Consolidated Balance Sheets.

As part of the Wyndham Asset Affiliation Model, the Company may guarantee to purchase from the developer inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $15 million as of December 31, 2010. As of December 31, 2010, the Company has no recognized liabilities in connection with these guarantees.

See Note 22 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for contingent liabilities related to the Company’s Separation.

17.	Accumulated Other Comprehensive Income

The components of AOCI are as follows:

		Unrealized		Accumulated
	Currency	Gains/(Losses)	Pension	Other
	Translation	on Cash Flow	Liability	Comprehensive
	Adjustments	Hedges, Net	Adjustment	Income

Balance, December 31, 2007, net of tax of $47	$217	$(26)	$3	$194
Period change	(76)	(19)	(1)	(96)

Balance, December 31, 2008, net of tax benefit of $72	141	(45)	2	98
Period change	25	18	(3)	40

Balance, December 31, 2009, net of tax benefit of $32	166	(27)	(1)	138
Current period change	5	12 (*)	—	17

Balance, December 31, 2010, net of tax benefit of $40	$171	$(15)	$(1)	$155

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (see Note 13 — Long-Term Debt and Borrowing Arrangements).

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

18.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, RSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders and further amended as a result of shareholders’ approval at the May 13, 2010 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2010, 15.1 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the year ended December 31, 2010 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance at December 31, 2009	8.3		$9.60	2.1		$21.70
Granted	1.9	(b)	22.97	0.2	(b)	22.84
Vested/exercised	(3.0	)(c)	11.61	—		—
Canceled	(0.3)		11.70	(0.1)		32.99

Balance as of December 31, 2010 (a)	6.9	(d)	12.35	2.2	(e)	21.28

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $62 million as of December 31, 2010 which is expected to be recognized over a weighted average period of 2.4 years.
(b)	Primarily represents awards granted by the Company on February 24, 2010.
(c)	The intrinsic value of RSUs vested during 2010, 2009 and 2008 was $73 million, $12 million and $18 million, respectively.
(d)	Approximately 6.5 million RSUs outstanding as of December 31, 2010 are expected to vest over time.
(e)	Approximately 1.2 million of the 2.2 million SSARs were exercisable as of December 31, 2010. The Company assumes that the unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2010 had an intrinsic value of $22 million and have a weighted average remaining contractual life of 3.7 years.

During 2010, 2009 and 2008, the Company issued incentive equity awards totaling $45 million, $27 million and $60 million, respectively, to the Company’s key employees and senior officers in the form of RSUs and SSARs. The 2010 and 2008 awards will vest ratably over a period of four years. A portion of the 2009 awards will vest over a period of three years and the remaining portion will vest ratably over a period of four years.

The fair value of SSARs granted by the Company during 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in Staff Accounting Bulletin 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the twelve-month target price of the Company’s stock on the date of the grant.

	SSARs Issued on
	2/24/2010	2/27/2009	12/1/2008	5/2/2008	2/29/2008

Grant date fair value	$8.66	$2.02	$2.21	$7.27	$6.74
Grant date strike price	$24.84	$3.69	$4.33	$23.82	$22.17
Expected volatility	53.0%	81.0%	84.4%	34.4%	35.9%
Expected life	4.25 yrs.	4.00 yrs.	4.25 yrs.	4.25 yrs.	4.25 yrs.
Risk free interest rate	2.07%	1.95%	1.48%	3.05%	2.37%
Projected dividend yield	2.10%	1.60%	3.70%	0.67%	0.72%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $39 million, $37 million and $35 million during 2010, 2009 and 2008 respectively, related to the incentive equity awards granted by the Company. The Company recognized $15 million of a tax benefit during 2010, $10 million of a net tax benefit during 2009 and $14 million of a tax benefit during 2008 for stock-based compensation arrangements on the Consolidated Statements of Operations. As of December 31, 2008, the Company had a $4 million APIC Pool balance. During March 2009, the Company utilized its APIC Pool related to the vesting of RSUs, which reduced the balance to $0. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs. During 2010, the Company increased its APIC Pool by $12 million due to the vesting of RSUs and exercise of stock options.

The Company withheld $24 million, $1 million and $6 million of taxes for the net share settlement of incentive equity awards during 2010, 2009 and 2008, respectively. Such amounts are included in other, net within financing activities on the Consolidated Statements of Cash Flows.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. On August 1, 2006, all 2 million converted RSUs vested and, as such, there are no converted RSUs outstanding as of such date. As of December 31, 2010, there were 2.6 million converted stock options outstanding.

The activity related to the converted stock options for the year ended December 31, 2010 consisted of the following:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at December 31, 2009	7.4	$33.90
Exercised (a)	(2.2)	19.89
Canceled	(2.6)	42.98

Balance as of December 31, 2010 (b)	2.6	36.75

(a)	Stock options exercised during 2010, 2009 and 2008 had an intrinsic value of $13 million, $0 and $600,000, respectively.
(b)	As of December 31, 2010, the Company had 600,000 outstanding “in the money” stock options with an aggregate intrinsic value of $1.8 million. All 2.6 million options were exercisable as of December 31, 2010. Options outstanding and exercisable as of December 31, 2010 have a weighted average remaining contractual life of 1.1 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of December 31, 2010:

		Weighted
	Number	Average
Range of Exercise Prices	of Options	Exercise Price

$10.00 – $19.99	0.1	$19.78
$20.00 – $29.99	0.5	27.99
$30.00 – $39.99	0.6	38.55
$40.00 & above	1.4	40.21

Total Options	2.6	36.75

19.	Employee Benefit Plans

Defined Contribution Benefit Plans

Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $21 million, $19 million and $25 million during 2010, 2009 and 2008, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $16 million, $14 million and $13 million during 2010, 2009 and 2008, respectively.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2010 and 2009, the Company’s net pension liability of $11 million and $10 million, respectively, is fully recognized as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2010, the Company recorded $1 million and $2 million, respectively, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss. As of December 31, 2009, the Company recorded $1 million and $2 million, respectively, within accumulated other comprehensive income on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. The Company recorded pension expense of $2 million during each of 2010, 2009 and 2008. In addition, during 2008, the Company recorded a $1 million net gain on curtailments of two defined benefit pension plans.

20.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenues and “EBITDA,” which is defined as net income/(loss) before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Operations. The Company believes that EBITDA is a useful measure of performance for the Company’s industry segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of the Company’s operating performance. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended or as of December 31, 2010

			Vacation		Corporate
			Exchange	Vacation	and
	Lodging		and Rentals	Ownership	Other(b)		Total

Net revenues (a)	$688		$1,193	$1,979	$(9)		$3,851
EBITDA	189	(c)	293 (d)	440 (e)	(24	)(f)	898
Depreciation and amortization	42		68	46	17		173
Segment assets	1,659		2,578	4,893	286		9,416
Capital expenditures	35		92	31	9		167

Year Ended or as of December 31, 2009

			Vacation		Corporate
			Exchange	Vacation	and
	Lodging		and Rentals	Ownership	Other(b)		Total

Net revenues (a)	$660		$1,152	$1,945	$(7)		$3,750
EBITDA (g)	175	(h)	287	387 (e)	(71	)(f)	778
Depreciation and amortization	41		63	54	20		178
Segment assets	1,564		2,358	5,152	278		9,352
Capital expenditures	29		46	29	31		135

Year Ended December 31, 2008

			Vacation			Corporate
			Exchange	Vacation		and
	Lodging		and Rentals	Ownership		Other(b)		Total

Net revenues (a)	$753		$1,259	$2,278		$(9)		$4,281
EBITDA (g)	218	(i)	248 (j)	(1,074	)(k)	(27	)(f)	(635)
Depreciation and amortization	38		72	58		16		184
Segment assets	1,628		2,331	5,574		40		9,573
Capital expenditures	48		58	68		13		187

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Inter-segment net revenues were not significant to the net revenues of any one segment.
(b)	Includes the elimination of transactions between segments.
(c)	Includes $1 million ($1 million, net of tax) related to costs incurred in connection with the Company’s acquisition of the Tryp hotel brand during June 2010.
(d)	Includes (i) restructuring costs of $9 million ($6 million, net of tax) and (ii) $6 million ($5 million, net of tax) related to costs incurred in connection with the Company’s acquisitions of Hoseasons during March 2010, ResortQuest during September 2010 and James Villa Holidays during November 2010.
(e)	Includes a non-cash impairment charge of $4 million ($3 million, net of tax) and $9 million ($7 million, net of tax) during the twelve months ended December 31, 2010 and 2009, respectively, to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

(f)	Includes $78 million, $64 million and $45 million of corporate costs during 2010, 2009 and 2008, respectively, and $54 million of a net benefit, $6 million of a net expense and $18 million of net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during 2010, 2009 and 2008, respectively.
(g)	Includes restructuring costs of $3 million, $6 million, $37 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other during 2009 and $4 million, $9 million and $66 million for Lodging, Vacation Exchange and Rentals and Vacation Ownership during 2008.
(h)	Includes a non-cash impairment charge of $6 million ($3 million, net of tax) to reduce the value of an underperforming joint venture in the Company’s hotel management business.
(i)	Includes a non-cash impairment charge of $16 million ($10 million, net of tax) primarily due to a strategic change in direction related to the Company’s Howard Johnson brand that is expected to adversely impact the ability of the properties associated with the franchise agreements acquired in connection with the acquisition of the brand during 1990 to maintain compliance with brand standards.
(j)	Includes (i) non-cash impairment charges of $36 million ($28 million, net of tax) due to trademark and fixed asset write downs resulting from a strategic change in direction and reduced future investments in a vacation rentals business and the write-off of the Company’s investment in a non-performing joint venture and (ii) charges of $24 million ($24 million, net of tax) due to currency conversion losses related to the transfer of cash from the Company’s Venezuelan operations.
(k)	Includes (i) a non-cash goodwill impairment charge of $1,342 million ($1,337 million, net of tax) as a result of organizational realignment plans announced during the fourth quarter of 2008 which reduced future cash flow estimates by lowering the Company’s expected VOI sales pace in the future based on the expectation that access to the asset-backed securities market will continue to be challenging, (ii) a non-cash impairment charge of $28 million ($17 million, net of tax) due to the Company’s initiative to rebrand its vacation ownership trademarks to the Wyndham brand and (iii) a non-cash impairment charge of $4 million ($3 million, net of tax) related to the termination of a development project.

Provided below is a reconciliation of EBITDA to income/(loss) before income taxes.

	Year Ended December 31,
	2010	2009	2008

EBITDA	$898	$778	$(635)
Depreciation and amortization	173	178	184
Interest expense	167	114	80
Interest income	(5)	(7)	(12)

Income/(loss) before income taxes	$563	$493	$(887)

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United		United	All Other
	States	Netherlands	Kingdom	Countries	Total

Year Ended or As of December 31, 2010 Net revenues	$2,864	$242	$174	$571	$3,851
Net long-lived assets	2,595	367	419	312	3,693

Year Ended or As of December 31, 2009 Net revenues	$2,863	$209	$143	$535	$3,750
Net long-lived assets	2,468	395	218	309	3,390

Year Ended or As of December 31, 2008 Net revenues	$3,244	$297	$179	$561	$4,281
Net long-lived assets	2,579	405	203	281	3,468

21.	Restructuring and Impairments

2010 Restructuring Plan

During 2010, the Company committed to a strategic realignment initiative targeted at reducing costs, which will primarily impact the operations at one of the call centers at the Company’s vacation exchange and rentals business. In connection with this initiative, the Company recorded $9 million of restructuring costs during 2010 related to the planned termination of approximately 330 employees. As of December 31, 2010, the Company had a liability of $9 million, which is expected to be paid in cash primarily by the second quarter of 2011.

2008 Restructuring Plan

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing the Company’s need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During 2010, the Company reduced its liability with $11 million in cash payments. The remaining liability of $11 million, all of which is facility-related, is expected to be paid in cash by September 2017. During 2009, the Company recorded $47 million of incremental restructuring costs and reduced its liability with $50 million in cash payments and $15 million of other non-cash items. During 2008, the Company recorded $79 million of restructuring costs, of which $16 million was paid in cash.

Total restructuring costs by segment for the year ended December 31, 2009 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	21	14	1	37
Corporate	1	—	—	—	1

Total	$10	$22	$14	$1	$47

(a)	Represents severance benefits resulting from reductions of approximately 370 in staff. The Company formally communicated the termination of employment to all 370 employees, representing a wide range of employee groups. As of December 31, 2009, the Company had terminated all of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

Total restructuring costs by segment for the year ended December 31, 2008 are as follows:

	Personnel	Facility	Asset Write-off’s/	Contract
	Related (a)	Related (b)	Impairments (c)	Termination (d)	Total

Lodging	$4	$—	$—	$—	$4
Vacation Exchange and Rentals	8	—	—	1	9
Vacation Ownership	32	13	21	—	66

Total	$44	$13	$21	$1	$79

(a)	Represents severance benefits resulting from reductions of approximately 4,500 in staff. The Company formally communicated the termination of employment to substantially all 4,500 employees, representing a wide range of employee groups. As of December 31, 2008, the Company had terminated approximately 900 of these employees.
(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of an outsourcing agreement at the Company’s vacation exchange and rentals business.

The activity related to the restructuring costs is summarized by category as follows:

					Liability as of
	Opening	Costs	Cash	Other	December 31,
	Balance	Recognized	Payments	Non-cash	2008

Personnel-Related	$—	$44	$(15)	$(2)	$27
Facility-Related	—	13	—	—	13
Asset Impairments	—	21	—	(21)	—
Contract Terminations	—	1	(1)	—	—

	$—	$79	$(16)	$(23)	$40

	Liability as of				Liability as of
	December 31,	Costs	Cash	Other	December 31,
	2008	Recognized	Payments	Non-cash	2009

Personnel-Related	$27	$10	$(34)	$—	$3
Facility-Related	13	22	(16)	(1)	18
Asset Impairments	—	14	—	(14)	—
Contract Terminations	—	1	—	—	1

	$40	$47	$(50)	$(15)	$22

	Liability as of					Liability as of
	December 31,	Costs		Cash	Other	December 31,
	2009	Recognized		Payments	Non-cash	2010

Personnel-Related	$3	$9	(*)	$(3)	$—	$9
Facility-Related	18	—		(7)	—	11
Contract Terminations	1	—		(1)	—	—

	$22	$9		$(11)	$—	$20

(*)	Represents severance benefits resulting from a reduction of approximately 330 in staff, primarily representing employees at a call center.

Impairments

During 2010, the Company recorded a non-cash charge of $4 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

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

22.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The amount of liabilities which were assumed by the Company in connection with the Separation was $78 million and $310 million as of December 31, 2010 and 2009, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. As such, the letter of credit has been reduced three times, most recently to $133 million during September 2010. The posting of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

As of December 31, 2010, the $78 million of Separation related liabilities is comprised of $1 million for litigation matters, $58 million for tax liabilities, $15 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $47 million is recorded in current due to former Parent and subsidiaries and $30 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2010 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of December 31, 2010 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of December 31, 2010, the Company has $4 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $5 million as of December 31, 2009.

Following is a discussion of the liabilities on which the Company issued guarantees.

•	Contingent litigation liabilities The Company assumed 37.5% of liabilities for certain litigation relating to, arising out of or resulting from certain lawsuits in which Cendant is named as the defendant. The indemnification obligation will continue until the underlying lawsuits are resolved. The Company will indemnify Cendant to the extent that Cendant is required to make payments related to any of the underlying lawsuits. As the indemnification obligation relates to matters in various stages of litigation, the maximum exposure cannot be quantified. Due to the inherently uncertain nature of the litigation process, the timing of payments related to these liabilities cannot reasonably be predicted, but is expected to occur over several years. Since the Separation, Cendant settled a majority of these lawsuits and the Company assumed a portion of the related indemnification obligations. For each settlement, the Company paid 37.5% of the aggregate settlement amount to Cendant. The Company’s payment obligations under the settlements were greater or less than the Company’s accruals, depending on the matter. As a result of settlements and payments to Cendant, as well as other reductions and accruals for developments in active litigation matters, the Company’s aggregate accrual for outstanding Cendant contingent litigation liabilities was $1 million as of December 31, 2010.

•	Contingent tax liabilities Prior to the Separation, the Company and Realogy were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

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

During September 2010, the Company received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant, who is the taxpayer. The agreement with the IRS and the net payment of $145 million resulted in (i) the reversal of $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity during the third quarter of 2010; and (ii) the recognition of a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. During the fourth quarter of 2010, the Company recorded a $2 million reduction to deferred tax assets allocated from Cendant on the Separation Date with a corresponding decrease to stockholders’ equity. As of December 31, 2010, the Company’s accrual for outstanding Cendant contingent tax liabilities was $58 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

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

Transactions with Avis Budget Group, Realogy and Travelport

Prior to the Company’s Separation from Cendant, it entered into a Transition Services Agreement (“TSA”) with Avis Budget Group, Realogy and Travelport to provide for an orderly transition to becoming an independent company. Under the TSA, Cendant agreed to provide the Company with various services, including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, telecommunications services and information technology services. In certain cases, services provided by Cendant under the TSA were provided by one of the separated companies following the date of such company’s separation from Cendant. Such services were substantially completed as of December 31, 2007. During each of 2010, 2009 and 2008, the Company recorded $1 million of expenses in the Consolidated Statements of Operations related to these agreements.

23.	Selected Quarterly Financial Data — (unaudited)

Provided below is selected unaudited quarterly financial data for 2010 and 2009.

	2010
	First	Second	Third		Fourth

Net revenues
Lodging	$144	$178	$203		$163
Vacation Exchange and Rentals	300	281	330		282
Vacation Ownership	444	505	533		497
Corporate and Other (a)	(2)	(1)	(1)		(5)

	$886	$963	$1,065		$937

EBITDA
Lodging	$33	$49 (b)	$67		$40
Vacation Exchange and Rentals	80 (c)	78	103	(d)	32	(e)
Vacation Ownership	82	104	123	(f)	131
Corporate and Other (a)(g)	(20)	(14)	30		(20)

	175	217	323		183
Less: Depreciation and amortization	44	42	43		44
Interest expense	50 (h)	36	47	(i)	34	(i)
Interest income	(1)	(2)	(2)		—

Income before income taxes	82	141	235		105
Provision for income taxes	32	46	79		27

Net income	$50	$95	$156		$78

Per share information
Basic	$0.28	$0.53	$0.88		$0.45
Diluted	0.27	0.51	0.84		0.43

Weighted average diluted shares	186	187	184		182

(a)	Includes the elimination of transactions between segments.
(b)	Includes $1 million ($1 million, net of tax) related to costs incurred in connection with the Company’s acquisition of the Tryp hotel brand during June 2010.
(c)	Includes $4 million ($3 million, net of tax) related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010.
(d)	Includes $1 million ($1 million, net of tax) related to costs incurred in connection with the Company’s acquisition of ResortQuest during September 2010.
(e)	Includes (i) $9 million ($6 million, net of tax) of restructuring costs and (ii) $1 million ($1 million, net of tax) related to costs incurred in connection with the Company’s acquisition of James Villa Holidays during November 2010.
(f)	Includes non-cash impairment charges of $4 million ($3 million, net of tax) to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.
(g)	Includes $2 million ($1 million, net of tax) of a net expense, $1 million, net of tax, of a net benefit, $52 million ($38 million, net of tax) of a net benefit and $3 million ($3 million, net of tax) of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the first, second, third and fourth quarter, respectively, and corporate costs of $18 million, $14 million, $23 million and $23 million during the first, second, third and fourth quarter, respectively.
(h)	Includes $16 million ($10 million, net of tax) of costs incurred for the early extinguishment of the Company’s revolving foreign credit facility and term loan facility during March 2010.
(i)	Includes $11 million ($6 million, net of tax) and $3 million ($2 million, net of tax) of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the third and fourth quarter, respectively.

	2009
	First	Second	Third	Fourth

Net revenues
Lodging	$154	$174	$183	$149
Vacation Exchange and Rentals	287	280	327	258
Vacation Ownership	462	467	508	508
Corporate and Other (a)	(2)	(1)	(2)	(2)

	$901	$920	$1,016	$913

EBITDA (b)
Lodging	$35	$50	$58	$32 (c)
Vacation Exchange and Rentals	76	56	107	48
Vacation Ownership (d)	44	107	104	132
Corporate and Other (a)(e)	(21)	(17)	(15)	(18)

	134	196	254	194
Less: Depreciation and amortization	43	45	46	44
Interest expense	19	26	34	35
Interest income	(2)	(2)	(1)	(2)

Income before income taxes	74	127	175	117
Provision for income taxes	29	56	71	44

Net income	$45	$71	$104	$73

Per share information
Basic	$0.25	$0.40	$0.58	$0.41
Diluted	0.25	0.39	0.57	0.40

Weighted average diluted shares	178	182	183	184

(a)	Includes the elimination of transactions between segments.
(b)	Includes restructuring costs of (i) $3 million, $4 million, $35 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively, during the first quarter, (ii) $2 million and $1 million for Vacation Exchange and Rentals and Vacation Ownership, respectively, during the second quarter and (iii) $1 million for Vacation Ownership during the fourth quarter. The after-tax impact of such costs was (i) $27 million during the first quarter, (ii) $2 million during the second quarter and (iii) $1 million during the fourth quarter.
(c)	Includes a non-cash impairment charge of $6 million ($3 million, net of tax) to reduce the value of an underperforming joint venture in the Company’s hotel management business.
(d)	Includes non-cash impairment charges of $5 million ($4 million, net of tax), $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax) during the first, second and fourth quarter, respectively, to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.
(e)	Includes a net expense related to the resolution of and adjustment to certain contingent liabilities and assets of $4 million ($2 million, net of tax), $0 ($2 million, net of tax) and $2 million ($2 million, net of tax) during the first, second and third quarter, respectively, and corporate costs of $17 million, $19 million, $13 million and $15 million during the first, second, third and fourth quarter, respectively.

24.	Subsequent Event

Tender Offer

On February 9, 2011, the Company announced a tender offer to repurchase any and all of its outstanding 3.50% Convertible Notes due May 2012.

Exhibit Index

Exhibit
Number	Description of Exhibit

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K filed July 31, 2006)

2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)

4.1	Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 1, 2007)

4.2	Form of 6.00% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed February 1, 2007)

4.3	Indenture, dated November 20, 2008, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 filed November 25, 2008)

4.4	First Supplemental Indenture, dated May 18, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 19, 2009)

4.5	Form of Senior Notes due 2014 (included within Exhibit 4.4)

4.6	Second Supplemental Indenture, dated May 19, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Convertible Notes due 2012 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed May 19, 2009)

4.7	Form of Convertible Notes due 2012 (included within Exhibit 4.6)

4.8	Third Supplemental Indenture, dated February 25, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 26, 2010)

4.9	Form of Note due 2020 (included within Exhibit 4.8)

4.10	Fourth Supplemental Indenture, dated September 20, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 2010)

4.11	Form of Note due 2018 (included within Exhibit 4.10)

10.1	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.2	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.3	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010)

10.4	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed February 19, 2010)

10.5	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.6	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.7	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010)

10.8	Employment Agreement with Eric A. Danziger, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 19, 2010)

10.9	Letter Agreement with Eric A. Danziger, dated December 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed February 19, 2010)

10.10	Amendment No. 1 to Employment Agreement with Eric A. Danziger, dated December 16, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed February 19, 2010)

10.11	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.12	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2009)

10.13	Amendment to the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2010)

10.14	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed February 19, 2010)

10.15	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 19, 2010)

10.16	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 7, 2009)

10.17	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.18	Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.19	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.20	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.21	Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.22	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.23	Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.24	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.25	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.26	Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.27	Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.28	Credit Agreement, dated as of March 29, 2010, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, JPMorgan Chase Bank, N.A., as syndication agent, The Bank of Nova Scotia, Deutsche Bank AG New York Branch, The Royal Bank of Scotland PLC, and Credit Suisse AG, Cayman Islands Branch, as co-documentation agents, and Bank of America, N.A., as administrative agent, for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 30, 2010)

10.29	Form of Declaration of Vacation Owner Program of WorldMark, the Club (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-12B filed May 11, 2006)

10.30	Management Agreement, dated as of January 1, 1996, by and between Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-12B filed May 11, 2006)

10.31	Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of March 14, 2008 by and among Fairshare Vacation Owners Association, Wyndham Vacation Resorts, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries and affiliates of Wyndham Vacation Resorts, Inc. and such other unrelated third parties as may from time to time desire to subject property interests to this Trust Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s From 10-Q filed May 8, 2008)

10.32	First Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of March 16, 2009, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 7, 2009)

10.33	Second Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of February 15, 2010, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 30, 2010)

10.34	Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010)

12*	Computation of Ratio of Earnings to Fixed Charges

14.1	101.INS XBRL Instance document**
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Calculation Linkbase Document**
101.DEF XBRL Taxonomy Label Linkbase Document**
101.LAB XBRL Taxonomy Presentation Linkbase Document**
101.PRE XBRL Taxonomy Extension Definition Linkbase Document**

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

** Furnished with this report

G-4