Form 10-Q
period 2011-03-31
WYNDHAM WORLDWIDE CORP
filed 2011-04-29
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the issuer’s common stock was 169,982,429 shares as of March 31, 2011.

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	2

	Report of Independent Registered Public Accounting Firm	2

	Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	3

	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

	Signatures	49
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 29, 2011

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net revenues
Service and membership fees	$495	$424
Vacation ownership interest sales	222	217
Franchise fees	101	92
Consumer financing	102	105
Other	32	48

Net revenues	952	886

Expenses
Operating	411	381
Cost of vacation ownership interests	32	36
Consumer financing interest	23	24
Marketing and reservation	137	123
General and administrative	139	148
Asset impairment	13	——
Depreciation and amortization	45	44

Total expenses	800	756

Operating income	152	130
Other income, net	(6)	(1)
Interest expense	44	50
Interest income	(2)	(1)

Income before income taxes	116	82
Provision for income taxes	44	32

Net income	$72	$50

Earnings per share
Basic	$0.42	$0.28
Diluted	0.41	0.27

Cash dividends declared per share	$0.15	$0.12

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$174	$156
Trade receivables, net	619	425
Vacation ownership contract receivables, net	300	295
Inventory	345	348
Prepaid expenses	116	104
Deferred income taxes	153	179
Other current assets	286	245

Total current assets	1,993	1,752

Long-term vacation ownership contract receivables, net	2,603	2,687
Non-current inventory	821	833
Property and equipment, net	1,073	1,041
Goodwill	1,496	1,481
Trademarks, net	734	731
Franchise agreements and other intangibles, net	435	440
Other non-current assets	302	451

Total assets	$9,457	$9,416

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$216	$223
Current portion of long-term debt	12	11
Accounts payable	493	274
Deferred income	480	401
Due to former Parent and subsidiaries	28	47
Accrued expenses and other current liabilities	546	619

Total current liabilities	1,775	1,575

Long-term securitized vacation ownership debt	1,598	1,427
Long-term debt	1,959	2,083
Deferred income taxes	1,028	1,021
Deferred income	199	206
Due to former Parent and subsidiaries	28	30
Other non-current liabilities	163	157

Total liabilities	6,750	6,499

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 211,890,262 in 2011 and 209,943,159 shares in 2010	2	2
Treasury stock, at cost—42,206,838 shares in 2011 and 36,555,242 in 2010	(1,280)	(1,107)
Additional paid-in capital	3,791	3,892
Retained earnings/(accumulated deficit)	21	(25)
Accumulated other comprehensive income	173	155

Total stockholders’ equity	2,707	2,917

Total liabilities and stockholders’ equity	$9,457	$9,416

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating Activities
Net income	$72	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	44
Provision for loan losses	79	86
Deferred income taxes	19	11
Stock-based compensation	9	10
Excess tax benefits from stock-based compensation	(17)	(13)
Asset impairment	13	—
Non-cash interest	8	27
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(182)	(118)
Vacation ownership contract receivables	1	(28)
Inventory	13	(1)
Prepaid expenses	(11)	(8)
Other current assets	(16)	3
Accounts payable, accrued expenses and other current liabilities	145	121
Due to former Parent and subsidiaries, net	(11)	(1)
Deferred income	67	34
Other, net	(5)	(12)

Net cash provided by operating activities	229	205

Investing Activities
Property and equipment additions	(41)	(36)
Net assets acquired, net of cash acquired	—	(59)
Equity investments and development advances	(3)	(3)
Proceeds from asset sales	18	3
Increase in securitization restricted cash	(20)	(26)
Increase in escrow deposit restricted cash	(7)	(2)
Other, net	(4)	—

Net cash used in investing activities	(57)	(123)

Financing Activities
Proceeds from securitized borrowings	638	418
Principal payments on securitized borrowings	(474)	(427)
Proceeds from long-term debt	836	220
Principal payments on long-term debt	(986)	(476)
Proceeds from note issuances	245	247
Repurchase of convertible notes	(249)	—
Proceeds from call options	147	—
Repurchase of warrants	(106)	—
Dividends to shareholders	(27)	(22)
Repurchase of common stock	(170)	(16)
Proceeds from stock option exercises	6	7
Excess tax benefits from stock-based compensation	17	13
Debt issuance costs	(6)	(19)
Other, net	(28)	(18)

Net cash used in financing activities	(157)	(73)

Effect of changes in exchange rates on cash and cash equivalents	3	(1)

Net increase in cash and cash equivalents	18	8
Cash and cash equivalents, beginning of period	156	155

Cash and cash equivalents, end of period	$174	$163

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

						Retained	Accumulated
			Treasury		Additional	Earnings/	Other	Total
	Common Stock		Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of December 31, 2010	210	$2	(37)	$(1,107)	$3,892	$(25)	$155	$2,917
Comprehensive income
Net income	—	—	—	—	—	72	—
Currency translation adjustment, net of tax of $11	—	—	—	—	—	—	16
Unrealized gains on cash flow hedges, net of tax of $1	—	—	—	—	—	—	2
Total comprehensive income								90
Exercise of stock options	—	—	—	—	6	—	—	6
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	(18)	—	—	(18)
Repurchase of warrants	—	—	—	—	(106)	—	—	(106)
Repurchase of common stock	—	—	(5)	(173)	—	—	—	(173)
Change in excess tax benefit on equity awards	—	—	—	—	17	—	—	17
Dividends	—	—	—	—	—	(26)	—	(26)

Balance as of March 31, 2011	212	$2	(42)	$(1,280)	$3,791	$21	$173	$2,707

							Accumulated
			Treasury		Additional		Other	Total
	Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2009	206	$2	(27)	$(870)	$3,733	$(315)	$138	$2,688
Comprehensive income
Net income	—	—	—	—	—	50	—
Currency translation adjustment, net of tax benefit of $18	—	—	—	—	—	—	(16)
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized losses on cash flow hedges, net of tax benefit of $0	—	—	—	—	—	—	(1)
Total comprehensive income								41
Exercise of stock options	—	—	—	—	7	—	—	7
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	(7)	—	—	(7)
Repurchase of common stock	—	—	(1)	(18)	—	—	—	(18)
Change in excess tax benefit on equity awards	—	—	—	—	12	—	—	12
Dividends	—	—	—	—	—	(22)	—	(22)

Balance as of March 31, 2010	208	$2	(28)	$(888)	$3,745	$(287)	$129	$2,701

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2010 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 22, 2011.

 Business Description

The Company operates in the following business segments:

•	Lodging—franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•	Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

 Significant Accounting Policies

Intangible Assets.  The Company reviews its goodwill and other indefinite-lived intangible assets for impairment annually (during the fourth quarter of each year subsequent to completing its annual forecasting process), or more frequently if circumstances prescribed by the guidance for goodwill and other intangible assets are present.

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

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to escrow deposits was $50 million and $42 million as of March 31, 2011 and December 31, 2010, respectively, and was recorded within other current assets on the Consolidated Balance Sheets for each period. See Note 7—Transfer and Servicing of Financial Assets for details of the Company’s restricted cash related to securitizations.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements.  In October 2009, the Financial Accounting Standards Board issued guidance on multiple-deliverable revenue arrangements, which requires an entity to apply the relative selling price allocation method and to estimate selling prices for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. The Company adopted the guidance on January 1, 2011, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Net income	$72	$50

Basic weighted average shares outstanding	173	179
Stock options and restricted stock units (“RSUs”) (a)	3	5
Warrants (b)	3	2

Diluted weighted average shares outstanding	179	186

Earnings per share:
Basic	$0.42	$0.28
Diluted	0.41	0.27

(a)	Includes unvested dilutive RSUs which are subject to future forfeitures.

(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 6—Long-Term Debt and Borrowing Arrangements).

The computations of diluted EPS do not include 3 million and 4 million stock options and stock-settled stock appreciation rights (“SSARs”) for the three months ended March 31, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive to EPS. In addition, the three months ended March 31, 2011 excludes approximately 350,000 performance-based stock units (“PSUs”) as the Company had not met the required performance metrics as of March 31, 2011 (see Note 13—Stock-Based Compensation for further details).

 Dividend Payments

During the quarterly periods ended March 31, 2011 and 2010, the Company paid cash dividends of $0.15 and $0.12 per share, respectively ($27 million and $22 million, respectively).

 Stock Repurchase Program

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program that enables the Company to purchase up to $200 million of its common stock and, subsequently, on July 22, 2010, increased the authorization by $300 million. As of December 31, 2010, under such program, the Company repurchased 11,426,202 shares at an average price of $25.78 for a cost of $295 million and repurchase capacity increased $53 million from proceeds received from stock option exercises. During the three months ended March 31, 2011, the Company repurchased 5,651,596 shares at an average price of $30.62 for a cost of $173 million and repurchase capacity increased $6 million from proceeds received from stock option exercises. As of March 31, 2011, the Company repurchased a total of 17,077,798 shares at an average price of $27.38 for a cost of $468 million since the inception of its current authorization in August 2007. The Company had $92 million remaining availability in its program as of March 31, 2011.

3.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,496			$1,481

Trademarks	$734			$731

Amortized Intangible Assets:
Franchise agreements	$634	$323	$311	$634	$318	$316
Other	169	45	124	164	40	124

	$803	$368	$435	$798	$358	$440

The changes in the carrying amount of goodwill are as follows:

	Balance at		Balance at
	January 1,	Foreign	March 31,
	2011	Exchange	2011

Lodging	$300	$—	$300
Vacation Exchange and Rentals	1,181	15	1,196

Total Company	$1,481	$15	$1,496

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2011	2010

Franchise agreements	$5	$5
Other	3	2

Total (*)	$8	$7

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of March 31, 2011, the Company expects related amortization expense as follows:

Amount

Remainder of 2011	$23
2012	29
2013	28
2014	28
2015	27
2016	26

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31,	December 31,
	2011	2010

Current vacation ownership contract receivables:
Securitized	$259	$266
Non-securitized	77	65

	336	331
Less: Allowance for loan losses	(36)	(36)

Current vacation ownership contract receivables, net	$300	$295

Long-term vacation ownership contract receivables:
Securitized	$2,338	$2,437
Non-securitized	585	576

	2,923	3,013
Less: Allowance for loan losses	(320)	(326)

Long-term vacation ownership contract receivables, net	$2,603	$2,687

During the three months ended March 31, 2011 and 2010, the Company’s securitized vacation ownership contract receivables generated interest income of $83 million and $80 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the three months ended March 31, 2011 and 2010, the Company originated vacation ownership contract receivables of $198 million and $220 million, respectively, and received principal collections of $199 million and $192 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.2% and 13.1% at March 31, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of December 31, 2010	$(362)
Provision for loan losses	(79)
Contract receivables write-offs, net	85

Allowance for loan losses as of March 31, 2011	$(356)

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $79 million and $86 million as a reduction of net revenues during the three months ended March 31, 2011 and 2010, respectively.

 Credit Quality for Financed Receivables and the Allowance for Credit Losses

The basis of the differentiation within the identified class of financed VOI contract receivable is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300—850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables, regardless of balance, on a rolling monthly basis so as to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into four different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600, and No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents). The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the update policy described above):

	As of March 31, 2011
	700+	600-699	<600	No Score		Total

Current	$1,372	$976	$414	$361		$3,123
31—60 days	9	18	27	7		61
61—90 days	8	11	20	3		42
91—120 days	4	8	18	3		33

Total	$1,393	$1,013	$479	$374	(*)	$3,259

	As of December 31, 2010
	700+	600-699	<600	No Score		Total

Current	$1,415	$990	$426	$356		$3,187
31—60 days	10	23	34	6		73
61—90 days	7	14	22	4		47
91—120 days	5	10	19	3		37

Total	$1,437	$1,037	$501	$369	(*)	$3,344

(*)	The total no score contract receivables balances of $374 million and $369 million as of March 31, 2011 and December 31, 2010, respectively, includes $313 million and $309 million, respectively, of contract receivables at Wyndham Vacation Resorts Asia Pacific.

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days. At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses using a static pool methodology and thus does not assess individual loans for impairment separate from the pool.

5.	Inventory

Inventory consisted of:

	March 31,	December 31,
	2011	2010

Land held for VOI development	$132	$131
VOI construction in process	193	229
Completed inventory and vacation credits (a)(b)	841	821

Total inventory	1,166	1,181
Less: Current portion	345	348

Non-current inventory	$821	$833

(a)	Includes estimated recoveries of $146 million and $148 million at March 31, 2011 and December 31, 2010, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $78 million and $80 million as of March 31, 2011 and December 31, 2010, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	March 31,	December 31,
	2011	2010

Securitized vacation ownership debt: (a)
Term notes	$1,666	$1,498
Bank conduit facility (b)	148	152

Total securitized vacation ownership debt	1,814	1,650
Less: Current portion of securitized vacation ownership debt	216	223

Long-term securitized vacation ownership debt	$1,598	$1,427

Long-term debt:
Revolving credit facility (due October 2013) (c)	$5	$154
6.00% senior unsecured notes (due December 2016) (d)	797	798
9.875% senior unsecured notes (due May 2014) (e)	241	241
3.50% convertible notes (due May 2012) (f)	41	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	120	115
Other	28	26

Total long-term debt	1,971	2,094
Less: Current portion of long-term debt	12	11

Long-term debt	$1,959	$2,083

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through September 2011 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of March 31, 2011, the total available capacity of the facility was $452 million.

(c)	During the first quarter of 2011, total capacity of the revolving credit facility was increased by $10 million to $980 million, which includes availability for letters of credit. As of March 31, 2011, the Company had $13 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $962 million.

(d)	Represents senior unsecured notes issued by the Company during December 2006. The balance as of March 31, 2011 represents $800 million aggregate principal less $2 million of unamortized discount and a $1 million fair value hedge derivative.

(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of March 31, 2011 represents $250 million aggregate principal less $9 million of unamortized discount.

(f)	Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the first quarter of 2011, the Company repurchased a portion of its outstanding 3.50% convertible notes, primarily through the completion of a cash tender offer (see “3.50% Convertible Notes” below for further details). The following table details the components of the convertible notes:

	March 31,
	2011	December 31, 2010

Debt principal	$17	$116
Unamortized discount	(1)	(12)

Debt less discount	16	104
Fair value of bifurcated conversion feature (*)	25	162

Convertible notes	$41	$266

(*)	The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes (“Bifurcated Conversion Feature”).

(g)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of March 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(h)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of March 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes issued by the Company during March 2011. The balance as of March 31, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

 2011 Debt Issuances

5.625% Senior Unsecured Notes.  On March 1, 2011, the Company issued senior unsecured notes, with face value of $250 million and bearing interest at a rate of 5.625%, for net proceeds of $245 million. Interest began accruing on March 1, 2011 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2011. The notes will mature on March 1, 2021 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Sierra Timeshare 2011-1 Receivables Funding, LLC.  On March 25, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-1 Receivables Funding LLC, in the initial principal amount of $400 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 3.70% and are secured by vacation ownership contract receivables. As of March 31, 2011, the Company had $400 million of outstanding borrowings under these term notes.

 3.50% Convertible Notes

During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. Concurrent with such issuance, the Company purchased cash-settled call options (“Call Options”) and entered into warrant transactions (“Warrants”). The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share and, subsequently, during March 2011, from $0.12 per share to $0.15 per share. As a result of the dividend increase and required adjustments, as of March 31, 2011, the Convertible Notes had a conversion reference rate of 79.8541 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $12.52 per share of the Company’s common stock), the conversion price of the Call Options was $12.52 and the exercise price of the Warrants was $19.83.

During the third and fourth quarters of 2010, the Company repurchased a portion of its Convertible Notes in the open market, with a carrying value of $239 million ($101 million for the portion of Convertible Notes, including the unamortized discount, and $138 million for the related Bifurcated Conversion Feature). Concurrent with the repurchase, the Company settled a related portion of the Call Options and Warrants.

During the first quarter of 2011, the Company repurchased a portion of its remaining Convertible Notes with carrying value of $238 million primarily resulting from the completion of a cash tender offer ($90 million for the portion of Convertible Notes, including the unamortized discount, and $148 million for the related Bifurcated Conversion Feature) for $249 million, which resulted in a loss of $11 million. Concurrent with the repurchases, the Company settled (i) a portion of the Call Options for proceeds of $147 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $106 million. As a result of these transactions, the Company made net payments of $208 million and incurred total losses of $12 million during the first quarter of 2011 and reduced the number of shares related to the Warrants to approximately 1 million as of March 31, 2011.

 Early Extinguishment of Debt

During the first quarter of 2011, the Company repurchased a portion of its Convertible Notes and settled a portion of the related Call Options. In connection with these transactions, the Company incurred a loss of $12 million during the first quarter of 2011, which is included within interest expense on the Consolidated Statement of Income.

During the first quarter of 2010, in connection with the early extinguishment of the term loan facility, the Company effectively terminated a related interest rate swap agreement. This resulted in a reclassification of a $14 million unrealized loss from accumulated other comprehensive income (“AOCI”) to interest expense on the Consolidated Statement of Income. The Company incurred an additional $2 million of costs in connection with the early extinguishment of its term loan and revolving foreign credit facilities, which is also included within interest expense on the Consolidated Statement of Income.

 Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes, 7.375% senior unsecured notes, 5.75% senior unsecured notes and 5.625% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The Convertible Notes do not contain affirmative or negative covenants; however, the limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets and the events of default for the Company’s senior unsecured notes are applicable to such notes. Holders of the Convertible Notes have the right to require the Company to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if the Company’s common stock is no longer listed on a national securities exchange.

As of March 31, 2011, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of March 31, 2011, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

 Maturities and Capacity

The Company’s outstanding debt as of March 31, 2011 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other		Total

Within 1 year	$216	$12		$228
Between 1 and 2 years	312	78	(*)	390
Between 2 and 3 years	209	16		225
Between 3 and 4 years	201	253		454
Between 4 and 5 years	190	12		202
Thereafter	686	1,600		2,286

	$1,814	$1,971		$3,785

(*)	Includes a liability of $25 million related to the Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2011, available capacity under the Company’s borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,666	$1,666	$—
Bank conduit facility (a)	600	148	452

Total securitized vacation ownership debt (b)	$2,266	$1,814	$452

Long-term debt:
Revolving credit facility (due October 2013) (c)	$980	$5	$975
6.00% senior unsecured notes (due December 2016)	797	797	—
9.875% senior unsecured notes (due May 2014)	241	241	—
3.50% convertible notes (due May 2012)	41	41	—
7.375% senior unsecured notes (due March 2020)	247	247	—
5.75% senior unsecured notes (due February 2018)	247	247	—
5.625% senior unsecured notes (due March 2021)	245	245	—
Vacation rentals capital leases	120	120	—
Other	37	28	9

Total long-term debt	$2,955	$1,971	984

Less: Issuance of letters of credit (c)			13

			$971

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,778 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of March 31, 2011, the available capacity of $975 million was further reduced to $962 million due to the issuance of $13 million of letters of credit.

 Interest Expense

Interest expense incurred in connection with the Company’s non-securitized debt was $35 million during both the three months ended March 31, 2011 and 2010. The Company also incurred a loss of $12 million during the first quarter of 2011 in connection with the repurchase of a portion of its Convertible Notes and the settlement of the related Call Options, which is included within interest expense during the three months ended March 31, 2011. Additionally, the Company recorded $16 million of costs incurred during the first quarter of 2010 for the early extinguishment of its term loan and revolving foreign credit facilities, which was included within interest expense during the three months ended March 31, 2010. Cash paid related to such interest expense was $24 million and $13 million during the three months ended March 31, 2011 and 2010, respectively. Such amounts exclude cash payments related to early extinguishment of debt costs.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $3 million and $1 million during the three months ended March 31, 2011 and 2010, respectively.

Cash paid related to consumer financing interest expense was $19 million and $21 million during the three months ended March 31, 2011 and 2010, respectively.

7.	Transfer and Servicing of Financial Assets

The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the creditors of these SPEs have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31,	December 31,
	2011	2010

Securitized contract receivables, gross (a)	$2,597	$2,703
Securitized restricted cash (b)	158	138
Interest receivables on securitized contract receivables (c)	21	22
Other assets (d)	2	2

Total SPE assets (e)	2,778	2,865

Securitized term notes (f)	1,666	1,498
Securitized conduit facilities (f)	148	152
Other liabilities (g)	19	22

Total SPE liabilities	1,833	1,672

SPE assets in excess of SPE liabilities	$945	$1,193

(a)	Included in current ($259 million and $266 million as of March 31, 2011 and December 31, 2010, respectively) and non-current ($2,338 million and $2,437 million as of March 31, 2011 and December 31, 2010, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)	Included in other current assets ($88 million and $77 million as of March 31, 2011 and December 31, 2010, respectively) and other non-current assets ($70 million and $61 million as of March 31, 2011 and December 31, 2010, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $23 million and $22 million as of March 31, 2011 and December 31, 2010, respectively, related to securitized debt.

(f)	Included in current ($216 million and $223 million as of March 31, 2011 and December 31, 2010, respectively) and long-term ($1,598 million and $1,427 million as of March 31, 2011 and December 31, 2010, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($3 million as of both March 31, 2011 and December 31, 2010) and other non-current liabilities ($16 million and $19 million as of March 31, 2011 and December 31, 2010, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $662 million and $641 million as of March 31, 2011 and December 31, 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31,	December 31,
	2011	2010

SPE assets in excess of SPE liabilities	$945	$1,193
Non-securitized contract receivables	662	641
Allowance for loan losses	(356)	(362)

Total, net	$1,251	$1,472

8.	Fair Value

The guidance for fair value measurements requires disclosures about assets and liabilities that are measured at fair value. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	March 31,	Observable	Inputs
	2011	Inputs (Level 2)	(Level 3)

Assets:
Derivatives: (a)
Call Options	$25	$—	$25
Interest rate contracts	9	9	—
Foreign exchange contracts	5	5	—
Securities available-for-sale(b)	6	—	6

Total assets	$45	$14	$31

Liabilities:
Derivatives: (c)
Bifurcated Conversion Feature	$25	$—	$25
Interest rate contracts	23	23	—
Foreign exchange contracts	7	7	—

Total liabilities	$55	$30	$25

(a)	Included in other current assets ($7 million) and other non-current assets ($32 million) on the Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)	Included in long-term debt ($25 million), accrued expenses and other current liabilities ($8 million) and other non-current liabilities ($22 million) on the Consolidated Balance Sheet.

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	December 31,	Observable	Inputs
	2010	Inputs (Level 2)	(Level 3)

Assets:
Derivatives: (a)
Call Options	$162	$—	$162
Interest rate contracts	7	7	—
Foreign exchange contracts	4	4	—
Securities available-for-sale (b)	6	—	6

Total assets	$179	$11	$168

Liabilities:
Derivatives: (c)
Bifurcated Conversion Feature	$162	$—	$162
Interest rate contracts	27	27	—
Foreign exchange contracts	12	12	—

Total liabilities	$201	$39	$162

(a)	Included in other current assets ($5 million) and other non-current assets ($168 million) on the Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)	Included in long-term debt ($162 million), accrued expenses and other current liabilities ($12 million) and other non-current liabilities ($27 million) on the Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 9—Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2011:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of December 31, 2010	$162	$(162)	$6
Convertible Notes activity (*)	(148)	148	—
Change in fair value	11	(11)	—

Balance as of March 31, 2011	$25	$(25)	$6

(*)	Represents the change in value resulting from the Company’s repurchase of a portion of its Convertible Notes and the settlement of a corresponding portion of the Call Options (see Note 6—Long-Term Debt and Borrowing Arrangements).

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

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,903	$3,154	$2,982	$2,782
Debt
Total debt (a)	3,785	3,926	3,744	3,871
Derivatives
Foreign exchange contracts (b)
Assets	5	5	4	4
Liabilities	(7)	(7)	(12)	(12)
Interest rate contracts (b)
Assets	9	9	7	7
Liabilities	(23)	(23)	(27)	(27)
Call Options
Assets	25	25	162	162

(a)	As of March 31, 2011 and December 31, 2010, includes $25 million and $162 million, respectively, related to the Bifurcated Conversion Feature liability.

(b)	Instruments are in net loss positions as of March 31, 2011 and December 31, 2010.

The Company estimates the fair value of its vacation ownership contract receivables using a discounted cash flow model which it believes is comparable to the model that an independent third party would use in the current market. The model uses default rates, prepayment rates, coupon rates and loan terms for the contract receivables portfolio as key drivers of risk and relative value that, when applied in combination with pricing parameters, determines the fair value of the underlying contract receivables.

The Company estimates the fair value of its securitized vacation ownership debt by obtaining indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company estimates the fair value of its other long-term debt using indicative bids from investment banks and determines the fair value of its senior notes using quoted market prices.

In accordance with the guidance for equity method investments, during the first quarter of 2011, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-down resulted in a $13 million charge, which is included in the asset impairment on the Consolidated Statement of Income.

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

 Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The impact of the change in fair value of the fair value hedges and hedged debt was immaterial during the three months ended March 31, 2011.

In connection with the early extinguishment of the term loan facility during the first quarter of 2010 (See Note 6—Long-Term Debt and Borrowing Arrangements), the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from AOCI to interest expense on the Consolidated Statement of Income for the three months ended March 31, 2010. The amount of losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material.

The following table summarizes information regarding amounts recorded in AOCI for the three months ended March 31:

	Gain/(Loss) Recognized in AOCI
Derivatives designated as hedging instruments	2011	2010

Interest rate contracts	$3	$(1)

The following table summarizes information regarding the Company’s freestanding derivatives for the three months ended March 31:

	Gain/(Loss) Recognized in Income
Derivatives not designated as hedging instruments	2011	2010

Foreign exchange contracts (a)	$(3)	$(8)
Interest rate contracts (b)	3	3
Call Options	11	77
Bifurcated Conversion Feature	(11)	(77)

Total	$—	$(5)

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included primarily within interest expense and consumer financing interest expense for 2011 and 2010, respectively, on the Consolidated Statements of Income.

The following table summarizes information regarding the Company’s derivative instruments as of March 31, 2011:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$1	Other non-current liabilities	$17

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$8	Other non-current liabilities	$6

Foreign exchange contracts	Other current assets	5	Accrued exp. & other current liabs.	7
Call Options (*)	Other non-current assets	25		—
Bifurcated Conversion Feature (*)		—	Long-term debt	25

Total derivatives not designated as hedging instruments		$38		$38

(*)	See Note 6—Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$18

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$9
Foreign exchange contracts	Other current assets	4	Accrued exp. & other current liabs.	12
Call Options (*)	Other non-current assets	162		—
Bifurcated Conversion Feature (*)		—	Long-term debt	162

Total derivatives not designated as hedging instruments		$173		$183

(*)	See Note 6—Long-Term Debt and Borrowing Arrangements for further detail.

10.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2006. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2003.

The Company’s effective tax rate declined from 39.0% during the first quarter of 2010 to 37.9% during the first quarter of 2011 primarily due to the absence of non-deductible costs recorded during the first quarter of 2010 related to the acquisition of Hoseasons.

The Company made cash income tax payments, net of refunds, of $10 million during both the three months ended March 31, 2011 and 2010. Such payments exclude income tax related payments made to Cendant Corporation (now Avis Budget Group) (“Cendant” or “former Parent”).

11.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business.

 Wyndham Worldwide Litigation

The Company is involved in claims and legal actions arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business—

breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, privacy, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence, breach of contract, fraud, privacy, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, tax claims and environmental claims.

The Company believes that it has adequately accrued for such matters with reserves of $38 million as of March 31, 2011. Such amount is exclusive of matters relating to the Company’s separation from its former Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

 Cendant Litigation

Under the Separation Agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

12.	Accumulated Other Comprehensive Income

The components of AOCI as of March 31, 2011 are as follows:

		Unrealized	Minimum
	Currency	Gains/(Losses)	Pension
	Translation	on Cash Flow	Liability
	Adjustments	Hedges, Net	Adjustment	AOCI

Balance, December 31, 2010, net of tax benefit of $40	$171	$(15)	$(1)	$155
Current period change	16	2	—	18

Balance, March 31, 2011, net of tax benefit of $28	$187	$(13)	$(1)	$173

The components of AOCI as of March 31, 2010 are as follows:

		Unrealized	Minimum
	Currency	Gains/(Losses)	Pension
	Translation	on Cash Flow	Liability
	Adjustments	Hedges, Net	Adjustment	AOCI

Balance, December 31, 2009, net of tax benefit of $32	$166	$(27)	$(1)	$138
Current period change	(16)	7 (*)	—	(9)

Balance, March 31, 2010, net of tax benefit of $44	$150	$(20)	$(1)	$129

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (see Note 6—Long-Term Debt and Borrowing Arrangements).

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2011, 14.4 million shares remained available.

 Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2011 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance as of December 31, 2010	6.9		$12.35	2.2		$21.28
Granted	1.5	(b)	30.61	0.1	(b)	30.61
Vested/exercised	(2.6)		9.72	—		—
Canceled	(0.2)		14.34	—		—

Balance as of March 31, 2011(a)	5.6	(c)	18.26	2.3	(d)	21.78

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $96 million as of March 31, 2011 which is expected to be recognized over a weighted average period of three years.

(b)	Represents awards granted by the Company on February 24, 2011.

(c)	Approximately 5.3 million RSUs outstanding as of March 31, 2011 are expected to vest over time.

(d)	Approximately 1.6 million of the 2.3 million SSARs are exercisable as of March 31, 2011. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2011 had an intrinsic value of $25 million and have a weighted average remaining contractual life of 3.2 years.

On February 24, 2011, the Company approved grants of incentive equity awards totaling $46 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on February 24, 2011, the Company approved a grant of incentive equity awards totaling $11 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of March 31, 2011, there were approximately 350,000 PSUs outstanding with an aggregate unrecognized compensation expense of $11 million.

The fair value of SSARs granted by the Company on February 24, 2011 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method”, as defined in Staff Accounting Bulletin 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

SSARs Issued on
February 24, 2011

Grant date fair value	$11.22
Grant date strike price	$30.61
Expected volatility	50.83%
Expected life	4.25 yrs.
Risk free interest rate	1.85%
Projected dividend yield	1.96%

 Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $9 million and $10 million during the three months ended March 31, 2011 and 2010, respectively, related to the incentive equity awards granted by the Company. The

Company recognized $4 million of a net tax benefit during both the three months ended March 31, 2011 and 2010 for stock-based compensation arrangements on the Consolidated Statements of Income. During the three months ended March 31, 2011, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million due to the vesting of RSUs and exercise of stock options. As of March 31, 2011, the Company’s APIC Pool balance was $29 million.

The Company paid $27 million and $17 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2011 and 2010, respectively. Such amount is included in other, net within financing activities on the Consolidated Statements of Cash Flows.

 Incentive Equity Awards

As of March 31, 2011, the Company had 2.2 million outstanding stock options, which were converted as a result of the Separation. These converted stock options had a weighted average exercise price of $37.99, had a weighted average remaining contractual life of one year and all 2.2 million options were exercisable. There were approximately 300,000 outstanding “in-the-money” stock options, which had an aggregate intrinsic value of $1.4 million.

14.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2011			2010
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA

Lodging	$149	$27	(c)	$144	$33
Vacation Exchange and Rentals	356	93		300	80	(f)
Vacation Ownership	450	97	(d)	444	82

Total Reportable Segments	955	217		888	195
Corporate and Other (a)(b)	(3)	(14)		(2)	(20)

Total Company	$952	203		$886	175

Depreciation and amortization		45			44
Interest expense		44	(e)		50	(g)
Interest income		(2)			(1)

Income before income taxes		$116			$82

(a)	Includes the elimination of transactions between segments.

(b)	Includes $11 million of a net benefit and $2 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the three months ended March 31, 2011 and 2010, respectively, and $24 million and $18 million of corporate costs during the three months ended March 31, 2011 and 2010, respectively.

(c)	Includes a non-cash impairment charge of $13 million related to a write-down of an international joint venture in the Company’s lodging business.

(d)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.

(e)	Includes $12 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the first quarter of 2011.

(f)	Includes $4 million related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010.

(g)	Includes $16 million of costs incurred for the early extinguishment of the Company’s term loan and revolving foreign credit facilities during March 2010.

15.	Restructuring

 2010 Restructuring Plan

During 2010, the Company committed to a strategic realignment initiative targeted at reducing costs, primarily impacting the operations at one of the call centers at the Company’s vacation exchange and rentals business. As of March 31, 2011, the Company had a liability of $9 million, all of which is personnel-related and is expected to be paid in cash primarily during the second quarter of 2011. The Company anticipates additional restructuring expenses of $2 million during the second quarter of 2011 primarily for facility-related costs.

 2008 Restructuring Plan

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the three months ended March 31, 2011, the Company reversed $1 million of previously recorded facility-related expenses and reduced its liability with $2 million of cash payments. The remaining liability of $8 million, all of which is facility-related, is expected to be paid in cash by September 2017. As of March 31, 2011, the Company has incurred $124 million of expenses related to the 2008 restructuring plan.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of				Liability as of
	December 31,	Costs		Cash	March 31,
	2010	Recognized		Payments	2011

Personnel-related (a)	$9	$—		$—	$9	(c)
Facility-related	11	(1	)(b)	(2)	8(d	)

	$20	$(1)		$(2)	$17

(a)	As of March 31, 2011, the Company had notified substantially all of the employees related to such costs.

(b)	Represents a reversal of previously recorded expenses at the Company’s vacation ownership business.

(c)	Balance at March 31, 2011 is recorded at the Company’s vacation exchange and rentals business.

(d)	Balance at March 31, 2011 is recorded at the Company’s vacation ownership business.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

 Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $57 million and $78 million as of March 31, 2011 and December 31, 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2011, the letter of credit was $133 million.

As of March 31, 2011, the $57 million of Separation related liabilities is comprised of $39 million for tax liabilities, $14 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $28 million is recorded in current due to former Parent and subsidiaries and $28 million is recorded in long-term due to former Parent and subsidiaries as of March 31, 2011 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of March 31, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of March 31, 2011, the Company had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

17.	Subsequent Event

     Increased Stock Repurchase Program

On April 25, 2011, the Company’s Board of Directors increased the authorization for the Company’s stock repurchase program by $500 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BUSINESS AND OVERVIEW

We are a global provider of hospitality services and products and operate our business in the following three segments:

•	Lodging—franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•	Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended March 31, 2011 and 2010. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2011	2010	% Change

Lodging
Number of rooms (a)	609,600	593,300	2.7
RevPAR (b)	$27.71	$25.81	7.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,766	3,746	0.5
Exchange revenue per member (d)	$205.64	$201.93	1.8
Vacation rental transactions (in 000s) (e)(f)	398	291	36.8
Average net price per vacation rental (f)(g)	$377.71	$361.17	4.6
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$319,000	$308,000	3.6
Tours (j)	137,000	123,000	11.4
Volume Per Guest (“VPG”) (k)	$2,192	$2,334	(6.1)

(a)	Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements and (ii) as of March 31, 2010, properties managed under an international joint venture. The Tryp hotel brand was acquired on June 30, 2010 and is, therefore, included in the number of rooms for the three months ended March 31, 2011.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day. The three months ended March 31, 2011 includes the impact from the acquisition of the Tryp hotel brand, which was acquired on June 30, 2010; therefore, such operating statistics for 2011 are not presented on a comparable basis to the 2010 operating statistics.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.

(d)	Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded each time a standard one-week rental is booked.

(f)	Includes the impact from the acquisitions of Hoseasons (March 2010), ResortQuest (September 2010) and James Villa Holidays (November 2010); therefore, such operating statistics for 2011 are not presented on a comparable basis to the 2010 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of vacation rental transactions.

(h)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended March 31 (in millions):

	2011	2010

Gross VOI sales	$319	$308
Less: WAAM sales (1)	(18)	(5)

Gross VOI sales, net of WAAM sales (2)	302	303
Less: Loan loss provision	(79)	(86)

Vacation ownership interest sales (2)	$222	$217

(1)	Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $18 million and $20 million during the three months ended March 31, 2011 and 2010, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

Our consolidated results are as follows:

	Three Months Ended March 31,
	2011	2010	Change

Net revenues	$952	$886	$66
Expenses	800	756	44

Operating income	152	130	22
Other income, net	(6)	(1)	(5)
Interest expense	44	50	(6)
Interest income	(2)	(1)	(1)

Income before income taxes	116	82	34
Provision for income taxes	44	32	12

Net income	$72	$50	$22

Net revenues increased $66 million (7.4%) for the three months ended March 31, 2011 compared with the same period last year primarily resulting from:

•	$33 million of incremental revenues related to acquisitions;

•	$19 million at our vacation ownership business primarily resulting from increases of $10 million of property management fees and $7 million of WAAM commission revenues;

•	$14 million at our vacation exchange and rentals business primarily due to an increase in net revenues generated from rental transactions and other related services; and

•	$3 million at our lodging business primarily from higher royalty, marketing and reservation revenues.

Total expenses increased by $44 million (5.8%) for the three months ended March 31, 2011 compared with the same period last year principally reflecting:

•	$30 million of incremental expenses related to acquisitions, which reflects the absence of $4 million of costs incurred in 2010 related to the Hoseasons acquisition;

•	$17 million of higher operating expenses primarily in our vacation ownership and exchange and rentals business resulting from the revenue increase (excluding acquisitions); and

•	a $13 million non-cash impairment charge related to a write-down of an international joint venture in the lodging business due to our partner’s indirect relationship with the Libyan government.

Such increases were partially offset by:

•	the absence of an $11 million litigation charge incurred in the first quarter of 2010 at our vacation ownership business; and

•	a $9 million favorable impact from the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation.

Other income, net increased by $5 million primarily due to a gain on the redemption of a preferred stock investment allocated to us in connection with the Separation.

Interest expense decreased $6 million during the three months ended March 31, 2011 compared with the same period last year as a result of (i) the absence of $16 million of costs incurred during the first quarter of 2010 for the early termination of our term loan and revolving foreign credit facilities and (ii) a $2 million increase in capitalized interest primarily due to construction on our Wyndham Grand Orlando Resort—Bonnet Creek hotel (“Bonnet Creek Hotel”), partially offset by $12 million of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the first quarter of 2011.

Our effective tax rate declined from 39.0% during the first quarter of 2010 to 37.9% during the first quarter of 2011 primarily due to the absence of non-deductible costs recorded during the first quarter of 2010 related to the acquisition of Hoseasons.

As a result of these items, our net income increased $22 million (44.0%) as compared to the first quarter 2010.

During 2011, we expect:

•	net revenues of approximately $4.0 billion to $4.2 billion;

•	depreciation and amortization of approximately $180 million to $190 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $135 million to $145 million.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2011 compared to March 31, 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011	2010	% Change

Lodging	$149	$144	3.5	$27	$33	(18.2)
Vacation Exchange and Rentals	356	300	18.7	93	80	16.3
Vacation Ownership	450	444	1.4	97	82	18.3

Total Reportable Segments	955	888	7.5	217	195	11.3
Corporate and Other (a)	(3)	(2)	*	(14)	(20)	*

Total Company	$952	$886	7.4	203	175	16.0

Less: Depreciation and amortization				45	44
Interest expense				44	50
Interest income				(2)	(1)

Income before income taxes				$116	$82

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $5 million (3.5%) and EBITDA decreased by $6 million (18.2%) during the first quarter of 2011 compared to the same period last year. Excluding the impact of the $13 million non-cash impairment charge related to the write-down of an international joint venture, EBITDA increased $7 million (21.2%).

The increase in net revenues primarily reflects (i) a $6 million increase in royalty, marketing and reservation revenues primarily due to a 7.9% increase in domestic RevPAR resulting from stronger occupancy and (ii) $2 million of incremental revenues contributed by the Tryp hotel brand, which we acquired during June 2010. The increase in revenues was partially offset by $2 million of lower reimbursable revenues in our hotel management business resulting from a reduction in the number of properties under management. As the reimbursements are made based upon cost with no added margin, there is no impact on EBITDA.

As of March 31, 2011, we had approximately 7,190 properties and 609,600 rooms in our hotel system. This reflects a reduction of approximately 3,100 rooms from December 31, 2010, primarily due to removal of nearly 2,800 rooms from our system related to the impairment of the international joint venture.

Additionally, our hotel development pipeline included approximately 830 hotels and over 102,000 rooms, of which 57% were international and 57% were new construction as of March 31, 2011.

We expect net revenues of approximately $675 million to $725 million during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	RevPAR to increase 5% to 7%; and

•	number of rooms to increase 1% to 3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $56 million (18.7%) and $13 million (16.3%), respectively, during the first quarter of 2011 compared with the first quarter of 2010 primarily due to incremental revenues contributed by acquisitions and higher net revenues generated from rental transactions and related services. A weaker U.S. dollar compared to other foreign currencies contributed $2 million in net revenues and had a neutral impact on EBITDA.

Acquisitions contributed $31 million of incremental net revenues (inclusive of $6 million of ancillary revenues) and an EBITDA loss of $1 million, which is primarily attributable to the seasonality of revenue generation at our ResortQuest and

James Villa Holidays businesses. EBITDA was also favorably impacted by the absence of $4 million of costs incurred in connection with the acquisition of Hoseasons in the first quarter of 2010.

Excluding the impact of $25 million of incremental revenues from acquisitions, net revenues generated from rental transactions and related services increased $20 million due to a 9.8% increase in average net price per vacation rental and an 8.1% increase in rental transaction volume. The increase in average net price per vacation rental resulted from (i) higher yield at our Novasol business for peak season bookings, (ii) higher yield for U.K. and France destinations at our U.K. cottage business, and (iii) a $7 million impact primarily related to a change in the reporting of third-party sales commission fees to operating expenses which was reported as contra revenue in the same period last year. This change in reporting had no impact on EBITDA. Rental transaction volume increased primarily due to favorability at our U.K. cottage, Novasol and Landal GreenParks businesses. Foreign exchange movements had a neutral impact on net revenues generated from rental transactions.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $5 million. Excluding the $2 million favorable impact of foreign exchange movements, exchange and related service revenues increased $3 million driven by a 0.5% increase in the average number of members and a 0.8% increase in exchange revenue per member. The increase in exchange revenue per member is primarily related to an increase in other transaction fee revenue from combining deposited timeshare intervals, which allows members the ability to transact into higher-valued vacations, and the impact of a $2 million increase related to a change in the reporting of third-party credit card processing fees to operating expenses, which was reported as contra revenue in prior periods. This change in reporting had no impact on EBITDA. This increase was partially offset by the impact from lower exchange and member-rental transactions, which we believe is the result of the impact of club memberships.

In addition to the items discussed above, EBITDA further reflects $6 million of higher volume-related costs which are primarily attributable to the increase in net revenues generated from rental transactions and related services.

We expect net revenues of approximately $1.4 billion to $1.5 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	vacation rental transactions and average net price per vacation rental to increase 18% to 20%;

•	average number of members to be flat; and

•	exchange revenue per member to increase 1% to 3%.

Vacation Ownership

Net revenues and EBITDA increased $6 million (1.4%) and $15 million (18.3%), respectively, during the first quarter of 2011 compared with the first quarter of 2010.

Gross sales of VOIs, net of WAAM sales decreased $1 million driven principally by a 6.1% decrease in VPG, partially offset by an 11.4% increase in tour flow. The changes in VPG and tour flow reflect our focus on marketing programs directed towards new owner generation. Our provision for loan losses declined $7 million primarily as a result of improved portfolio performance and lower gross VOI sales. In addition, net revenue comparisons were unfavorably impacted by a $14 million decrease in ancillary revenues, primarily associated with a change in the reporting of fees related to incidental VOI operations. This change in reporting from gross basis reporting in revenues to net basis reporting in operating expenses had no impact on EBITDA.

Net revenues and EBITDA generated by our WAAM increased by $7 million and $1 million, respectively, due to increased commissions earned on $13 million of higher VOI sales under our WAAM.

Property management net revenues and EBITDA increased $10 million and $3 million, respectively, resulting primarily from higher cost reimbursements and higher fees for additional services, partially offset in EBITDA by increased costs primarily due to the higher cost reimbursements.

Net revenues and EBITDA were unfavorably impacted by $3 million and $2 million, respectively, due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio, partially offset in EBITDA by $1 million of decreased interest expense on our securitized debt. Compared to last year, our net interest income margin increased to 78% from 77% due to (i) a reduction in our weighted average interest rate to 5.6% from 6.6% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $193 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was favorably impacted by decreased expenses primarily resulting from:

•	the absence of an $11 million litigation charge incurred in the first quarter of 2010;

•	$10 million of lower sales commissions and cost of sales resulting from decreased gross VOI sales; and

•	$6 million of decreased deed recording costs.

Such decreases were partially offset by:

•	$9 million of increased costs associated with maintenance fees on unsold inventory;

•	$7 million of increased marketing expenses due to increased tours; and

•	$4 million of increased costs related to our trial membership marketing program.

We expect net revenues of approximately $1.9 billion to $2.1 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	gross VOI sales to be $1.5 billion to $1.6 billion (including approximately $125 million to $175 million related to WAAM); and

•	tours and VPG to increase 2% to 5%.

Corporate and Other

Corporate and Other expenses decreased $7 million during the first quarter of 2011 compared to the same period during 2010 resulting from:

•	a $9 million favorable impact from the resolution of and adjustment to certain contingent liabilities and assets; and

•	a $4 million gain related to the redemption of a preferred stock investment allocated to us in connection with the Separation.

Such benefit was partially offset by $6 million of increased costs primarily related to data security, information technology and employee-related expenses.

RESTRUCTURING PLANS

2010 Restructuring Plan

In connection with the recent implementation of significant technology enhancements at our vacation exchange and rentals business during 2010, we committed to a strategic realignment initiative targeted at reducing costs, primarily impacting the operations at one of our call centers. As of March 31, 2011, the remaining liability of $9 million, all of which is personnel-related, is expected to be paid in cash primarily during the second quarter of 2011. We anticipate additional restructuring costs of approximately $2 million during the second quarter of 2011 primarily for facility-related costs, which will be paid in cash over the life of the remaining lease term. We anticipate annual net savings of approximately $7 million from such initiative.

2008 Restructuring Plan

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During the three months ended March 31, 2011, we reversed $1 million of previously recorded facility-related expenses and reduced our liability with $2 million of cash payments.

As of March 31, 2011, the remaining liability was $8 million, all of which is facility-related, and is expected to be paid in cash by September 2017. We began to realize the benefits of these strategic realignment initiatives during the fourth quarter of 2008 and realized net savings of approximately $40 million during the three months ended March 31, 2011. We anticipate continued annual net savings of approximately $155 million from such initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2011	2010	Change

Total assets	$9,457	$9,416	$41
Total liabilities	6,750	6,499	251
Total stockholders’ equity	2,707	2,917	(210)

Total assets increased $41 million from December 31, 2010 to March 31, 2011 primarily due to:

•	a $194 million increase in trade receivables, net, primarily due to seasonality at our European vacation rentals businesses and the impact of foreign currency translation;

•	a $41 million increase in other current assets primarily due to increased securitized restricted cash related to our vacation ownership contract receivables securitizations, increased escrow deposit restricted cash related to advanced booking deposits received on vacation rental transactions and an increase in notes receivable and deposits;

•	a $32 million increase in property and equipment primarily related to capital expenditures for information technology enhancements and maintenance and construction on our Bonnet Creek Hotel, as well as the impact of foreign currency translation, partially offset by the depreciation of property and equipment;

•	an increase of $18 million in cash and cash equivalents, which is discussed in further detail in “Liquidity and Capital Resources—Cash Flows”;

•	a $15 million increase in goodwill resulting from foreign currency translation; and

•	$12 million of increased prepaid expenses primarily due to increased prepaid marketing expenses as we prepare for the peak vacation season.

Such increases were partially offset by:

•	a $149 million decrease in other non-current assets primarily due to the settlement of a portion of our call options in connection with the repurchase of a portion of our 3.50% convertible notes, the redemption of a preferred stock investment and the impairment of an international joint venture in our hotel business, partially offset by increased securitized restricted cash and increased deferred financing costs resulting from the securitization term deal during 2011;

•	a $79 million decrease in vacation ownership contract receivables, net primarily a result of a decline in financed VOI sales;

•	a $26 million decrease in deferred income taxes primarily attributable to a change in the expected timing of the utilization of alternative minimum tax credits; and

•	a $15 million decrease in inventory primarily due to a reduction in the development of vacation ownership resorts.

Total liabilities increased $251 million from December 31, 2010 to March 31, 2011 primarily due to:

•	a $219 million increase in accounts payable primarily due to seasonality at our European vacation rentals businesses and the impact of foreign currency translation;

•	a $164 million net increase in our securitized vacation ownership debt (see Note 6—Long-Term Debt and Borrowing Arrangements); and

•	a $72 million increase in deferred income primarily resulting from higher advance arrival-based bookings within our vacation exchange and rentals business.

Such increases were partially offset by:

•	a net decrease of $123 million in other long-term debt primarily reflecting a $149 million net decrease in outstanding borrowings on our corporate revolver, a $137 million net decrease in our derivative liability related to the bifurcated conversion feature entered into concurrently with the sale of our convertible notes and a $90 million decrease due to the repurchase of a portion of our 3.50% convertible notes, which is discussed in greater detail in Note 6—Long-Term Debt and Borrowing Arrangements, partially offset by the issuance of our $250 million 5.625% senior unsecured notes;

•	a $73 million decrease in accrued expenses and other current liabilities primarily due to the payment of accrued employee incentive costs; and

•	a $21 million decrease in due to former Parent and subsidiaries as a result of the payment and settlement of certain legacy liabilities.

Total stockholders’ equity decreased $210 million from December 31, 2010 to March 31, 2011 primarily due to:

•	$173 million of stock repurchases;

•	$106 million for the repurchase of warrants;

•	$26 million of dividends; and

•	an $18 million decrease in deferred equity compensation.

Such decreases were partially offset by:

•	$72 million of net income;

•	a $17 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards; and

•	$16 million of currency translation adjustments, net of tax.

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

During March 2010, we replaced our five-year $900 million revolving credit facility with a $950 million revolving credit facility that expires on October 1, 2013. The capacity of this facility was increased during the fourth quarter of 2010 and, subsequently, increased to $980 million during the first quarter of 2011. During October 2010, we renewed our 364-day, non-recourse, securitized vacation ownership bank conduit facility, with a term through September 2011 and total capacity of $600 million.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our convertible notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOWS

During the three months ended March 31, 2011 and 2010, we had a net change in cash and cash equivalents of $18 million and $8 million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2011	2010	Change

Cash provided by/(used in):
Operating activities	$229	$205	$24
Investing activities	(57)	(123)	66
Financing activities	(157)	(73)	(84)
Effects of changes in exchange rate on cash and cash equivalents	3	(1)	4

Net change in cash and cash equivalents	$18	$8	$10

Operating Activities

During the three months ended March 31, 2011, net cash provided by operating activities increased $24 million as compared to the three months ended March 31, 2010, which principally reflects:

•	a $33 million increase in deferred income primarily due to (i) higher arrival-based bookings resulting from the 2010 acquisitions of ResortQuest and James Villa Holidays at our vacation exchange and rentals business and (ii) lower recognition of deferred ancillary revenues at our vacation ownership business;

•	a $29 million increase in cash inflows related to (i) lower originations of vacation ownership contract receivables primarily due to higher cash down payments and (ii) higher collections of contract receivables during the first quarter of 2011 as compared to the same period during 2010;

•	a $24 million increase in accounts payable, accrued expenses and other current liabilities primarily related to increased homeowner liabilities that are associated with increased advance bookings and the incremental impact associated with our 2010 acquisitions at our vacation exchange and rental business, partially offset by the absence of accruals recorded during 2010 for litigation and developer obligations at our vacation ownership business and timing differences in accrued expenses; and

•	$14 million of lower cash used primarily to purchase and construct vacation ownership inventory.

Such increases in cash inflows were partially offset by (i) $64 million of higher trade receivables related to the incremental impact associated with our 2010 acquisitions coupled with an increase in advance bookings at our vacation exchange and rentals business and (ii) $19 million increase in other current assets primarily related to higher other receivables and deposits.

Investing Activities

During the three months ended March 31, 2011, net cash used in investing activities decreased $66 million as compared to the three months ended March 31, 2010, which principally reflects (i) the absence of a $59 million cash payment relating to the 2010 acquisition of Hoseasons and (ii) a $15 million increase in proceeds from asset sales primarily related to the redemption of a preferred stock investment allocated to us in connection with the Separation.

Such decreases in cash outflows were partially offset by an increase of $5 million in spending at our lodging business for construction on our Bonnet Creek Hotel.

Financing Activities

During the three months ended March 31, 2011, net cash used in financing activities increased $84 million as compared to the three months ended March 31, 2010, which principally reflects:

•	$249 million related to the repurchase of a portion of our convertible notes;

•	$154 million of higher stock repurchases; and

•	$10 million of higher tax payments related to the net share settlement of vested restricted stock units.

Such increases in cash outflows were partially offset by:

•	$173 million of higher net proceeds related to securitized vacation ownership debt;

•	$106 million of higher net proceeds related to non-securitized borrowings;

•	$41 million of higher net proceeds resulting from the settlement of a portion of our 2009 convertible note hedge and warrant transactions; and

•	$13 million of lower debt issuance costs primarily related to the absence of the renewal of our revolving credit facility during 2010.

Convertible Debt.  We utilized some of our cash flow to retire a portion of our convertible debt and settle a related portion of call options (“Call Options”) and warrants (“Warrants”). During the first quarter of 2011, we repurchased approximately 85%, or $99 million face value, of our remaining 3.50% convertible notes that had a carrying value of $238 million, primarily through the completion of a cash tender offer ($90 million for the portion of convertible notes, including the unamortized discount, and $148 million for the related bifurcated conversion feature) for $249 million. Concurrent with the repurchases, we settled (i) a portion of the Call Options for proceeds of $147 million and (ii) a portion of the Warrants with payments of $106 million. As a result of these transactions, we made net payments of $208 million and incurred total losses of $12 million during the first quarter of 2011. This transaction reduced the number of shares related to the Warrants to approximately 1 million as of March 31, 2011. As the Warrants had a dilutive effect when our common stock price exceeds the Warrant strike price of $19.83 per share, this transaction will result in reduced future share dilution if our common stock price continues to exceed the Warrant strike price. In addition, this transaction is expected to create economic value as we believe our common stock price will increase, resulting in a benefit that exceeds the cost of purchasing these Warrants.

Senior Unsecured Notes.  During the first quarter of 2011, we issued senior unsecured debt for net proceeds of $245 million. We utilized the proceeds from this debt issuance to reduce our outstanding indebtedness, including the repurchase of a portion of our outstanding 3.50% convertible notes and repayment of borrowings under the revolving credit facility, and for general corporate purposes. For further detailed information about such borrowings, see Note 6—Long-Term Debt and Borrowing Arrangements.

Capital Deployment

We are focusing on optimizing cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to transform our cash and earnings profile, primarily by rebalancing our cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital improvements and technological improvements across our business. In addition, we may seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures.

During the three months ended March 31, 2011, we spent $44 million on capital expenditures, equity investments and development advances primarily on (i) information technology maintenance and enhancement projects, (ii) construction of our Bonnet Creek Hotel and (iii) equity investments and development advances. During 2011, we anticipate spending approximately $200 million to $225 million on capital expenditures, equity investments and development advances including approximately $50 million related to the completion of our Bonnet Creek Hotel.

In addition, we spent $19 million relating to vacation ownership development projects (inventory) during the first quarter of 2011. We anticipate spending on average approximately $130 million annually from 2011 through 2014 on vacation ownership development projects (approximately $80 million to $90 million during 2011), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales through 2012. After factoring in the anticipated additional average spending of approximately $130 million annually from 2011 through 2014, we expect to have adequate inventory through 2015.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our $980 million revolving credit facility.

Share Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million annually over the next several years. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables it to purchase up to $200 million of our common stock and subsequently, on July 22, 2010, increased the authorization by $300 million. Under such program, we repurchased 11,426,202 shares at an average price of $25.78 for a cost of $295 million and repurchase capacity increased $53 million from proceeds received from stock option exercises as of December 31, 2010. During the first quarter of 2011, we repurchased 5,651,596 shares at an average price of $30.62 for a cost of $173 million and repurchase capacity increased $6 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

On April 25, 2011, our Board of Directors increased the authorization for the stock repurchase program by $500 million. During the period April 1, 2011 through April 28, 2011, we repurchased an additional 3 million shares at an average price of $32.13 for a cost of $95 million. We currently have $497 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the first quarter of 2011, we paid a quarterly dividend of $0.15 per share of common stock issued and outstanding on the record date for the applicable dividend. Our dividend payout ratio is approximately 28% of the midpoint of our estimated 2011 net income after certain adjustments. We expect our dividend policy for the future, at a minimum, to mirror the rate of growth of our business.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	March 31,	December 31,
	2011	2010

Securitized vacation ownership debt: (a)
Term notes	$1,666	$1,498
Bank conduit facility (b)	148	152

Total securitized vacation ownership debt	$1,814	$1,650

Long-term debt:
Revolving credit facility (due October 2013 )(c)	$5	$154
6.00% senior unsecured notes (due December 2016) (d)	797	798
9.875% senior unsecured notes (due May 2014) (e)	241	241
3.50% convertible notes (due May 2012)(f)	41	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	120	115
Other	28	26

Total long-term debt	$1,971	$2,094

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest.

(b)	Represents a 364-day, $600 million, non-recourse vacation ownership bank conduit facility, with a term through September 2011, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of March 31, 2011, the total available capacity of the facility was $452 million.

(c)	The revolving credit facility has a total capacity of $980 million, which includes availability for letters of credit. As of March 31, 2011, we had $13 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $962 million.

(d)	Represents senior unsecured notes we issued during December 2006. The balance as of March 31, 2011 represents $800 million aggregate principal less $2 million of unamortized discount and a $1 million fair value hedge derivative.

(e)	Represents senior unsecured notes we issued during May 2009. The balance as of March 31, 2011 represents $250 million aggregate principal less $9 million of unamortized discount.

(f)	Represents convertible notes we issued during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the first quarter of 2011, we repurchased a portion of our outstanding 3.50% convertible notes, primarily through the completion of a cash tender offer. The following table details the components of the convertible notes:

	March 31,
	2011	December 31, 2010

Debt principal	$17	$116
Unamortized discount	(1)	(12)

Debt less discount	16	104
Fair value of bifurcated conversion feature(*)	25	162

Convertible notes	$41	$266

(*)	We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(g)	Represents senior unsecured notes we issued during February 2010. The balance as of March 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(h)	Represents senior unsecured notes we issued during September 2010. The balance as of March 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes we issued during March 2011. The balance as of March 31, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2011 Debt Issuances

During the three months ended March 31, 2011, we issued senior unsecured notes, closed a term securitization and repurchased a portion of our 3.50% convertible notes. For further detailed information about such debt, see Note 6—Long-term Debt and Borrowing Arrangements.

Capacity

As of March 31, 2011, available capacity under our borrowing arrangements was as follows:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Securitized vacation ownership debt:
Term notes	$1,666	$1,666	$—
Bank conduit facility (a)	600	148	452

Total securitized vacation ownership debt (b)	$2,266	$1,814	$452

Long-term debt:
Revolving credit facility (due October 2013) (c)	$980	$5	$975
6.00% senior unsecured notes (due December 2016)	797	797	—
9.875% senior unsecured notes (due May 2014)	241	241	—
3.50% convertible notes (due May 2012)	41	41	—
7.375% senior unsecured notes (due March 2020)	247	247	—
5.75% senior unsecured notes (due February 2018)	247	247	—
5.625% senior unsecured notes (due March 2021)	245	245	—
Vacation rentals capital leases	120	120	—
Other	37	28	9

Total long-term debt	$2,955	$1,971	984

Less: Issuance of letters of credit (c)			13

			$971

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	These outstanding borrowings are collateralized by $2,778 million of underlying gross vacation ownership contract receivables and related assets.

(c)	The capacity under our revolving credit facility includes availability for letters of credit. As of March 31, 2011, the available capacity of $975 million was further reduced to $962 million due to the issuance of $13 million of letters of credit.

Transfer and Servicing of Financial Assets

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. We service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from us. The receivables held by the bankruptcy-remote SPEs are not available to our creditors and legally are not our assets. Additionally, the creditors of these SPEs have no recourse to us for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31,	December 31,
	2011	2010

Securitized contract receivables, gross	$2,597	$2,703
Securitized restricted cash	158	138
Interest receivables on securitized contract receivables	21	22
Other assets (a)	2	2

Total SPE assets (b)	2,778	2,865

Securitized term notes	1,666	1,498
Securitized conduit facilities	148	152
Other liabilities (c)	19	22

Total SPE liabilities	1,833	1,672

SPE assets in excess of SPE liabilities	$945	$1,193

(a)	Includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs of $23 million and $22 million as of March 31, 2011 and December 31, 2010, respectively, related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $662 million and $641 million as of March 31, 2011 and December 31, 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31,	December 31,
	2011	2010

SPE assets in excess of SPE liabilities	$945	$1,193
Non-securitized contract receivables	662	641
Allowance for loan losses	(356)	(362)

Total, net	$1,251	$1,472

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2011, our consolidated interest coverage ratio was 8.5 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2011, our consolidated leverage ratio was 2.0 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes, 7.375% senior unsecured notes, 5.75% senior unsecured notes, and 5.625% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of our assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The convertible notes do not contain affirmative or negative covenants, however, the limitations on mergers, consolidations and potential sale of all or substantially all of our assets and the events of default for our senior unsecured notes are applicable to such notes. Holders of the convertible notes have the right to require us to repurchase the convertible notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if our common stock is no longer listed on a national securities exchange.

As of March 31, 2011, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the noteholders. As of March 31, 2011, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

Our $980 million revolving credit agreement, which expires in October 2013, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct in all material respects at the time of request of the extension for credit including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains exclusions for the impact resulting from disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market.

Some of our vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $320 million outstanding as of March 31, 2011. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, the cost of development of our vacation ownership units could be negatively impacted.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace our conduit facility on its annual expiration date, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

As of March 31, 2011, we had $452 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which we assumed in connection with the Separation was $57 million and $78 million as of March 31, 2011 and December 31, 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2011, the letter of credit was $133 million.

As of March 31, 2011, the $57 million of Separation related liabilities is comprised of $39 million for tax liabilities, $14 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $28 million is recorded in current due to former Parent and subsidiaries and $28 million is recorded in long-term due to former Parent and subsidiaries as of March 31, 2011 on the Consolidated Balance Sheet. We will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of March 31, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of March 31, 2011, we had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/11-	4/1/12 -	4/1/13-	4/1/14-	4/1/15-
	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16	Thereafter	Total

Securitized debt (a)	$216	$312	$209	$201	$190	$686	$1,814
Long-term debt	12	78	16	253	12	1,600	1,971
Interest on securitized and long-term debt (b)	231	217	193	149	133	232	1,155
Operating leases	67	54	38	32	30	130	351
Other purchase commitments (c)	247	40	13	6	2	136	444
Contingent liabilities (d)	29	28	—	—	—	—	57

Total (e)	$802	$729	$469	$641	$367	$2,784	$5,792

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)	Excludes $23 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 22, 2011, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by economic slowdown, terrorism, political strife, acts of God and war may adversely affect us.

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

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interest; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy and room rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests;

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	private resale of vacation ownership interests, which could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	increases in the use of third-party Internet services to book online hotel reservations; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

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

We are subject to certain risks related to our indebtedness, hedging transactions, our securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plan	Plan
January 1—31, 2011	356,106	$29.43	356,106	$248,372,736
February 1—28, 2011	1,856,906	$30.47	1,856,906	$196,205,762
March 1—31, 2011(*)	3,438,584	$30.83	3,438,584	$91,662,738
Total	5,651,596	$30.62	5,651,596	$91,662,738

(*)	Includes 155,100 shares purchased for which the trade date occurred during March 2011 while settlement occurred during April 2011.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances of approximately $600 million to $700 million, annually, beginning in 2011. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $200 million of our common stock and subsequently, on July 22, 2010, increased the authorization for the stock repurchase program by $300 million. During the first quarter of 2011, repurchase capacity increased $6 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

On April 25, 2011, our Board of Directors increased the authorization for the stock repurchase program by $500 million. During the period April 1, 2011 through April 28, 2011, we repurchased an additional 3 million shares at an average price of $32.13. We currently have $497 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: April 29, 2011	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: April 29, 2011	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10.1*	Form of Award Agreement for Restricted Stock Units
10.2*	Form of Award Agreement for Stock Appreciation Rights
10.3*	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated as of March 1, 2011
10.4*	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011
10.5*	Amendment No. 2 to Employment Agreement with Eric A. Danziger, dated March 1, 2011
12*	Computation of Ratio of Earnings to Fixed Charges
14.1**	101.INS XBRL Instance document**
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Calculation Linkbase Document**
101.DEF XBRL Taxonomy Label Linkbase Document**
101.LAB XBRL Taxonomy Presentation Linkbase Document**
101.PRE XBRL Taxonomy Extension Definition Linkbase Document**
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report

**	Furnished with this report