Form 10-Q
period 2011-06-30
WYNDHAM WORLDWIDE CORP
filed 2011-08-01
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock was 164,091,411 shares as of June 30, 2011.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of June 30, 2011, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 1, 2011

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues
Service and membership fees	$499	$409	$995	$833
Vacation ownership interest sales	313	271	535	488
Franchise fees	134	120	235	211
Consumer financing	103	106	206	211
Other	41	57	70	106

Net revenues	1,090	963	2,041	1,849

Expenses
Operating	458	387	868	769
Cost of vacation ownership interests	48	49	79	86
Consumer financing interest	23	29	46	53
Marketing and reservation	153	138	290	261
General and administrative	126	146	266	293
Asset impairment	—	—	13	—
Restructuring	7	—	6	—
Depreciation and amortization	45	42	90	85

Total expenses	860	791	1,658	1,547

Operating income	230	172	383	302
Other income, net	(1)	(3)	(7)	(5)
Interest expense	37	36	81	86
Interest income	(2)	(2)	(3)	(2)

Income before income taxes	196	141	312	223
Provision for income taxes	82	46	126	78

Net income	$114	$95	$186	$145

Earnings per share
Basic	$0.68	$0.53	$1.10	$0.81
Diluted	0.67	0.51	1.07	0.78

Cash dividends declared per share	$0.15	$0.12	$0.30	$0.24

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$296	$156
Trade receivables, net	390	425
Vacation ownership contract receivables, net	297	295
Inventory	344	348
Prepaid expenses	118	104
Deferred income taxes	172	179
Other current assets	286	245

Total current assets	1,903	1,752

Long-term vacation ownership contract receivables, net	2,601	2,687
Non-current inventory	777	833
Property and equipment, net	1,106	1,041
Goodwill	1,500	1,481
Trademarks, net	735	731
Franchise agreements and other intangibles, net	431	440
Other non-current assets	276	451

Total assets	$9,329	$9,416

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$190	$223
Current portion of long-term debt	43	11
Accounts payable	385	274
Deferred income	486	401
Due to former Parent and subsidiaries	27	47
Accrued expenses and other current liabilities	619	619

Total current liabilities	1,750	1,575

Long-term securitized vacation ownership debt	1,498	1,427
Long-term debt	2,001	2,083
Deferred income taxes	1,083	1,021
Deferred income	194	206
Due to former Parent and subsidiaries	28	30
Other non-current liabilities	161	157

Total liabilities	6,715	6,499

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 212,148,150 shares in 2011 and 209,943,159 shares in 2010	2	2
Treasury stock, at cost—48,359,379 shares in 2011 and 36,555,242 shares in 2010	(1,480)	(1,107)
Additional paid-in capital	3,798	3,892
Retained earnings/(accumulated deficit)	109	(25)
Accumulated other comprehensive income	185	155

Total stockholders’ equity	2,614	2,917

Total liabilities and stockholders’ equity	$9,329	$9,416

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Operating Activities
Net income	$186	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	85
Provision for loan losses	159	174
Deferred income taxes	52	41
Stock-based compensation	21	20
Excess tax benefits from stock-based compensation	(17)	(13)
Asset impairment	13	—
Non-cash interest	15	39
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	53	63
Vacation ownership contract receivables	(63)	(86)
Inventory	59	23
Prepaid expenses	(13)	(13)
Other current assets	4	17
Accounts payable, accrued expenses and other current liabilities	97	78
Due to former Parent and subsidiaries, net	(15)	(2)
Deferred income	64	(5)
Other, net	(9)	(9)

Net cash provided by operating activities	696	557

Investing Activities
Property and equipment additions	(96)	(63)
Net assets acquired, net of cash acquired	—	(105)
Equity investments and development advances	(5)	(8)
Proceeds from asset sales	18	16
Decrease/(increase) in securitization restricted cash	9	(20)
Increase in escrow deposit restricted cash	(18)	(5)
Other, net	(12)	2

Net cash used in investing activities	(104)	(183)

Financing Activities
Proceeds from securitized borrowings	770	749
Principal payments on securitized borrowings	(733)	(710)
Proceeds from long-term debt	1,002	621
Principal payments on long-term debt	(1,087)	(1,059)
Proceeds from note issuances	245	247
Repurchase of convertible notes	(262)	—
Proceeds from call options	155	—
Repurchase of warrants	(112)	—
Dividends to shareholders	(53)	(44)
Repurchase of common stock	(370)	(69)
Proceeds from stock option exercises	10	16
Excess tax benefits from stock-based compensation	17	13
Debt issuance costs	(10)	(24)
Other, net	(29)	(23)

Net cash used in financing activities	(457)	(283)

Effect of changes in exchange rates on cash and cash equivalents	5	(7)

Net increase in cash and cash equivalents	140	84
Cash and cash equivalents, beginning of period	156	155

Cash and cash equivalents, end of period	$296	$239

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

						Retained	Accumulated
			Treasury		Additional	Earnings/	Other	Total
	Common Stock		Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of December 31, 2010	210	$2	(37)	$(1,107)	$3,892	$(25)	$155	$2,917
Comprehensive income
Net income	—	—	—	—	—	186	—
Currency translation adjustment, net of tax of $14	—	—	—	—	—	—	28
Unrealized gains on cash flow hedges, net of tax of $1	—	—	—	—	—	—	2
Total comprehensive income								216
Exercise of stock options	—	—	—	—	10	—	—	10
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	(9)	—	—	(9)
Repurchase of warrants	—	—	—	—	(112)	—	—	(112)
Repurchase of common stock	—	—	(11)	(373)	—	—	—	(373)
Change in excess tax benefit on equity awards	—	—	—	—	17	—	—	17
Dividends	—	—	—	—	—	(52)	—	(52)

Balance as of June 30, 2011	212	$2	(48)	$(1,480)	$3,798	$109	$185	$2,614

						Retained	Accumulated
			Treasury		Additional	Earnings/	Other	Total
	Common Stock		Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of December 31, 2009	206	$2	(27)	$(870)	$3,733	$(315)	$138	$2,688
Comprehensive income
Net income	—	—	—	—	—	145	—
Currency translation adjustment, net of tax benefit of $32	—	—	—	—	—	—	(42)
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized gains on cash flow hedges, net of tax benefit of $0	—	—	—	—	—	—	1
Total comprehensive income								112
Exercise of stock options	1	—	—	—	16	—	—	16
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(3)	(71)	—	—	—	(71)
Change in excess tax benefit on equity awards	—	—	—	—	10	—	—	10
Dividends	—	—	—	—	—	(45)	—	(45)

Balance as of June 30, 2010	209	$2	(30)	$(941)	$3,759	$(215)	$105	$2,710

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

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to escrow deposits was $61 million and $42 million as of June 30, 2011 and December 31, 2010, respectively, and was recorded within other current assets on the Consolidated Balance Sheets for each period. See Note 7—Transfer and Servicing of Financial Assets for details of the Company’s restricted cash related to securitizations.

 Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for the presentation of comprehensive income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (i) in either a single continuous financial statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Fair Value Measurement.  In May 2011, the FASB issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied on a prospective basis. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$114	$95	$186	$145

Basic weighted average shares outstanding	167	180	170	180
Stock options, SSARs and restricted stock units (“RSUs”) (a)	3	4	3	3
Warrants (b)	—	3	1	3

Diluted weighted average shares outstanding	170	187	174	186

Earnings per share:
Basic	$0.68	$0.53	$1.10	$0.81
Diluted	0.67	0.51	1.07	0.78

(a)	Includes unvested dilutive RSUs which are subject to future forfeitures.

(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 6 — Long-Term Debt and Borrowing Arrangements).

The computations of diluted EPS do not include 2 million and 3 million stock options and stock-settled stock appreciation rights (“SSARs”) for the three and six months ended June 30, 2011, respectively, as the effect of their inclusion would have been anti-dilutive to EPS. In addition, the three and six months ended June 30, 2011 exclude approximately 350,000 performance-based stock units (“PSUs”) as the Company had not met the required performance metrics as of June 30, 2011 (see Note 13—Stock-Based Compensation for further details). The computations of diluted EPS for both the three and six months ended June 30, 2010 do not include 4 million stock options and SSARs as the effect of their inclusion would have been anti-dilutive to EPS.

 Dividend Payments

During the quarterly periods ended March 31 and June 30, 2011, the Company paid cash dividends of $0.15 per share ($53 million in the aggregate). During the quarterly periods ended March 31 and June 30, 2010, the Company paid cash dividends of $0.12 per share ($44 million in the aggregate).

 Stock Repurchase Program

On April 25, 2011, the Company’s Board of Directors authorized an increase of $500 million to the Company’s existing stock repurchase program, bringing the total authorization to $1.0 billion. The following table summarizes stock repurchase activity under the current stock repurchase program:

			Average
	Shares	Cost	Price

As of December 31, 2010	11.4	$295	$25.78
For the six months ended June 30, 2011	11.8	373	31.60

As of June 30, 2011	23.2	$668	28.74

The Company had $395 million remaining availability in its program as of June 30, 2011. The total capacity of this program is increased by proceeds received from stock option exercises.

3.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,500			$1,481

Trademarks	$735			$731

Amortized Intangible Assets:
Franchise agreements	$634	$328	$306	$634	$318	$316
Other	173	48	125	164	40	124

	$807	$376	$431	$798	$358	$440

The changes in the carrying amount of goodwill are as follows:

	Balance at	Goodwill			Balance at
	December 31,	Acquired		Foreign	June 30,
	2010	During 2010		Exchange	2011

Lodging	$300	$—		$—	$300
Vacation Exchange and Rentals	1,181	(1	)(a)	20	1,200

Total Company	$1,481	$(1)		$20	$1,500

(a)	Relates to a purchase accounting adjustment from the September 2010 acquisition of ResortQuest.

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Franchise agreements	$5	$5	$10	$10
Other	3	2	6	4

Total (*)	$8	$7	$16	$14

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of June 30, 2011, the Company expects related amortization expense as follows:

Amount

Remainder of 2011	$15
2012	30
2013	29
2014	28
2015	27
2016	27

4.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30,	December 31,
	2011	2010

Current vacation ownership contract receivables:
Securitized	$259	$266
Non-securitized	75	65

	334	331
Less: Allowance for loan losses	(37)	(36)

Current vacation ownership contract receivables, net	$297	$295

Long-term vacation ownership contract receivables:
Securitized	$2,263	$2,437
Non-securitized	663	576

	2,926	3,013
Less: Allowance for loan losses	(325)	(326)

Long-term vacation ownership contract receivables, net	$2,601	$2,687

During the three and six months ended June 30, 2011, the Company’s securitized vacation ownership contract receivables generated interest income of $83 million and $165 million, respectively. During the three and six months ended June 30, 2010, such amounts were $81 million and $161 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2011 and 2010, the Company originated vacation ownership contract receivables of $454 million and $474 million, respectively, and received principal collections of $391 million and $388 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.2% and 13.1% at June 30, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of December 31, 2010	$(362)
Provision for loan losses	(159)
Contract receivables write-offs, net	159

Allowance for loan losses as of June 30, 2011	$(362)

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $80 million and $159 million as a reduction of net revenues during the three and six months ended June 30, 2011, respectively, and $87 million and $174 million during the three and six months ended June 30, 2010, respectively.

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

The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis so as to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into four different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600 and No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents). The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the update policy described above):

	As of June 30, 2011
	700+	600-699	<600	No Score		Total

Current	$1,389	$978	$386	$378		$3,131
31—60 days	10	18	27	7		62
61—90 days	6	11	20	3		40
91—120 days	2	7	15	3		27

Total	$1,407	$1,014	$448	$391	(*)	$3,260

	As of December 31, 2010
	700+	600-699	<600	No Score		Total

Current	$1,415	$990	$426	$356		$3,187
31—60 days	10	23	34	6		73
61—90 days	7	14	22	4		47
91—120 days	5	10	19	3		37

Total	$1,437	$1,037	$501	$369	(*)	$3,344

(*)	The total no score contract receivables balances of $391 million and $369 million as of June 30, 2011 and December 31, 2010, respectively, include $327 million and $309 million, respectively, of contract receivables at Wyndham Vacation Resorts Asia Pacific.

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

5.	Inventory

Inventory consisted of:

	June 30,	December 31,
	2011	2010

Land held for VOI development	$132	$131
VOI construction in process	194	229
Completed inventory and vacation credits (a)(b)	795	821

Total inventory	1,121	1,181
Less: Current portion	344	348

Non-current inventory	$777	$833

(a)	Includes estimated recoveries of $147 million and $148 million at June 30, 2011 and December 31, 2010, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $77 million and $80 million as of June 30, 2011 and December 31, 2010, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

6.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	June 30,	December 31,
	2011	2010

Securitized vacation ownership debt: (a)
Term notes	$1,446	$1,498
Bank conduit facility (b)	242	152

Total securitized vacation ownership debt	1,688	1,650
Less: Current portion of securitized vacation ownership debt	190	223

Long-term securitized vacation ownership debt	$1,498	$1,427

Long-term debt:
Revolving credit facility (due October 2013) (c)	$107	$154
6.00% senior unsecured notes (due December 2016) (d)	803	798
9.875% senior unsecured notes (due May 2014) (e)	242	241
3.50% convertible notes (due May 2012) (f)	32	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	120	115
Other	1	26

Total long-term debt	2,044	2,094
Less: Current portion of long-term debt	43	11

Long-term debt	$2,001	$2,083

(a)	Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,672 million and $2,865 million of underlying gross vacation ownership contract receivables and related assets as of June 30, 2011 and December 31, 2010, respectively.

(b)	Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of June 30, 2011, the total available capacity of the facility was $358 million.

(c)	Total capacity of the revolving credit facility was $980 million, which includes availability for letters of credit. As of June 30, 2011, the Company had $13 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $860 million. See Note 17—Subsequent Event for additional information.

(d)	Represents senior unsecured notes issued by the Company during December 2006. The balance as of June 30, 2011 represents $800 million aggregate principal less $2 million of unamortized discount, plus a $5 million fair value hedge derivative.

(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of June 30, 2011 represents $250 million aggregate principal less $8 million of unamortized discount.

(f)	Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the first six months of 2011, the Company repurchased a portion of its outstanding 3.50% convertible notes, primarily through the completion of a cash tender offer (see “3.50% Convertible Notes” below for further details). The following table details the components of the convertible notes:

	June 30,
	2011	December 31, 2010

Debt principal	$12	$116
Unamortized discount	(1)	(12)

Debt less discount	11	104
Fair value of bifurcated conversion feature (*)	21	162

Convertible notes	$32	$266

(*)	The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes (“Bifurcated Conversion Feature”).

(g)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of June 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(h)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of June 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes issued by the Company during March 2011. The balance as of June 30, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

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

Sierra Timeshare 2011-1 Receivables Funding, LLC.  On March 25, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-1 Receivables Funding LLC, in the initial principal amount of $400 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 3.70% and are secured by vacation ownership contract receivables. As of June 30, 2011, the Company had $342 million of outstanding borrowings under these term notes.

Sierra Timeshare Conduit Receivables Funding II, LLC.  On June 28, 2011, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through June 2013. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $600 million.

 3.50% Convertible Notes

During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. Concurrent with such issuance, the Company purchased cash-settled call options (“Call Options”) and entered into warrant transactions (“Warrants”). The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share and, subsequently, during March 2011, from $0.12 per share to $0.15 per share. As a result of the dividend increase and required adjustments, as of June 30, 2011, the Convertible Notes had a conversion reference rate of 80.1148 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $12.48 per share of the Company’s common stock), the conversion price of the Call Options was $12.48 and the exercise price of the Warrants was $19.76.

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

During the first half of 2011, the Company repurchased a portion of its remaining Convertible Notes with carrying value of $251 million primarily resulting from the completion of a cash tender offer ($95 million for the portion of Convertible Notes, including the unamortized discount, and $156 million for the related Bifurcated Conversion Feature) for $262 million. Concurrent with the repurchases, the Company settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, the Company made net payments of $219 million and incurred total losses of $12 million during the first half of 2011 and reduced the number of shares related to the Warrants to approximately 1 million as of June 30, 2011.

 Early Extinguishment of Debt

During each of the first two quarters of 2011, the Company repurchased a portion of its Convertible Notes and settled a portion of the related Call Options. In connection with these transactions, the Company incurred a loss of $1 million and $12 million during the three and six months ended June 30, 2011, respectively, which is included within interest expense on the Consolidated Statement of Income.

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

 Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (both as defined in the credit agreement). In addition, the credit facility includes limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions.

The unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of the Company’s assets.

As of June 30, 2011, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2011, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

 Maturities and Capacity

The Company’s outstanding debt as of June 30, 2011 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other		Total

Within 1 year	$190	$43	(*)	$233
Between 1 and 2 years	202	11		213
Between 2 and 3 years	274	361		635
Between 3 and 4 years	294	12		306
Between 4 and 5 years	173	13		186
Thereafter	555	1,604		2,159

	$1,688	$2,044		$3,732

(*)	Includes a liability of $21 million related to the Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2011, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank	Revolving Credit
	Conduit Facility (a)	Facility

Total Capacity	$600	$980
Less: Outstanding Borrowings	242	107

Available Capacity	$358	$873	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of June 30, 2011, the available capacity of $873 million was further reduced to $860 million due to the issuance of $13 million of letters of credit.

 Interest Expense

Interest expense incurred in connection with the Company’s non-securitized debt was $40 million and $75 million during the three and six months ended June 30, 2011, respectively, and $37 million and $73 million during the three and six months ended June 30, 2010, respectively. The Company also incurred a loss of $1 million and $12 million during the three and six months ended June 30, 2011, respectively, in connection with the repurchase of a portion of its Convertible Notes and the settlement of the related Call Options, which is included within interest expense. Additionally, the Company recorded $16 million of costs incurred during the first quarter of 2010 for the early extinguishment of its term loan and revolving foreign credit facilities, which was included within interest expense during the six months ended June 30, 2010. Cash paid related to such interest expense was $66 million and $60 million during the six months ended June 30, 2011 and 2010, respectively. Such amounts exclude cash payments related to early extinguishment of debt costs.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $4 million and $6 million during the three and six months ended June 30, 2011, respectively, and $1 million and $3 million during the three and six months ended June 30, 2010, respectively.

Cash paid related to consumer financing interest expense was $39 million and $45 million during the six months ended June 30, 2011 and 2010, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30,	December 31,
	2011	2010

Securitized contract receivables, gross (a)	$2,522	$2,703
Securitized restricted cash (b)	128	138
Interest receivables on securitized contract receivables (c)	20	22
Other assets (d)	2	2

Total SPE assets (e)	2,672	2,865

Securitized term notes (f)	1,446	1,498
Securitized conduit facilities (f)	242	152
Other liabilities (g)	17	22

Total SPE liabilities	1,705	1,672

SPE assets in excess of SPE liabilities	$967	$1,193

(a)	Included in current ($259 million and $266 million as of June 30, 2011 and December 31, 2010, respectively) and non-current ($2,263 million and $2,437 million as of June 30, 2011 and December 31, 2010, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)	Included in other current assets ($72 million and $77 million as of June 30, 2011 and December 31, 2010, respectively) and other non-current assets ($56 million and $61 million as of June 30, 2011 and December 31, 2010, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $23 million and $22 million as of June 30, 2011 and December 31, 2010, respectively, related to securitized debt.

(f)	Included in current ($190 million and $223 million as of June 30, 2011 and December 31, 2010, respectively) and long-term ($1,498 million and $1,427 million as of June 30, 2011 and December 31, 2010, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($3 million as of both June 30, 2011 and December 31, 2010) and other non-current liabilities ($14 million and $19 million as of June 30, 2011 and December 31, 2010, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $738 million and $641 million as of June 30, 2011 and December 31, 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30,	December 31,
	2011	2010

SPE assets in excess of SPE liabilities	$967	$1,193
Non-securitized contract receivables	738	641
Allowance for loan losses	(362)	(362)

Total, net	$1,343	$1,472

8.	Fair Value

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

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	June 30,	Observable	Inputs
	2011	Inputs (Level 2)	(Level 3)

Assets:
Derivatives: (a)
Call Options	$21	$—	$21
Interest rate contracts	12	12	—
Foreign exchange contracts	5	5	—
Securities available-for-sale (b)	6	—	6

Total assets	$44	$17	$27

Liabilities:
Derivatives: (c)
Bifurcated Conversion Feature	$21	$—	$21
Interest rate contracts	17	17	—
Foreign exchange contracts	8	8	—

Total liabilities	$46	$25	$21

(a)	Included in other current assets ($27 million) and other non-current assets ($11 million) on the Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)	Included in current portion of long-term debt ($21 million), accrued expenses and other current liabilities ($8 million) and other non-current liabilities ($17 million) on the Consolidated Balance Sheet.

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	December 31,	Observable	Inputs
	2010	Inputs (Level 2)	(Level 3)

Assets:
Derivatives: (a)
Call Options	$162	$—	$162
Interest rate contracts	7	7	—
Foreign exchange contracts	4	4	—
Securities available-for-sale (b)	6	—	6

Total assets	$179	$11	$168

Liabilities:
Derivatives: (c)
Bifurcated Conversion Feature	$162	$—	$162
Interest rate contracts	27	27	—
Foreign exchange contracts	12	12	—

Total liabilities	$201	$39	$162

(a)	Included in other current assets ($5 million) and other non-current assets ($168 million) on the Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)	Included in long-term debt ($162 million), accrued expenses and other current liabilities ($12 million) and other non-current liabilities ($27 million) on the Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 9—Derivative Instruments and Hedging Activities for more detail).  For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2011:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of December 31, 2010	$162	$(162)	$6
Convertible Notes activity (*)	(156)	156	—
Change in fair value	15	(15)	—

Balance as of June 30, 2011	$21	$(21)	$6

(*)	Represents the change in value resulting from the Company’s repurchase of a portion of its Convertible Notes and the settlement of a corresponding portion of the Call Options (see Note 6—Long-Term Debt and Borrowing Arrangements).

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,898	$3,246	$2,982	$2,782
Debt
Total debt (a)	3,732	3,884	3,744	3,871
Derivatives
Foreign exchange contracts (b)
Assets	5	5	4	4
Liabilities	(8)	(8)	(12)	(12)
Interest rate contracts (b)
Assets	12	12	7	7
Liabilities	(17)	(17)	(27)	(27)
Call Options
Assets	21	21	162	162

(a)	As of June 30, 2011 and December 31, 2010, includes $21 million and $162 million, respectively, related to the Bifurcated Conversion Feature liability.

(b)	Instruments are in net loss positions as of June 30, 2011 and December 31, 2010.

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

 Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The impact of the change in fair value of the fair value hedges and hedged debt was not material during both the three and six months ended June 30, 2011.

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

The following table summarizes information regarding the gain/(loss) amounts recognized in AOCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Derivatives designated as hedging instruments
Interest rate contracts	$1	$3	$3	$2

The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010

Derivatives not designated as hedging instruments
Foreign exchange contracts (a)	$(4)	$5		$(7)	$(3)
Interest rate contracts	3 (b)	4	(b)	6 (b)	7 (c)
Call Options	4	(90)		15	(13)
Bifurcated Conversion Feature	(4)	90		(15)	13

Total	$(1)	$9		$(1)	$4

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included primarily within interest expense on the Consolidated Statements of Income.

(c)	Included primarily within consumer financing interest expense on the Consolidated Statements of Income.

The following table summarizes information regarding the Company’s derivative instruments as of June 30, 2011:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other non-current assets	$5	Other non-current liabilities	$15

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$2
Foreign exchange contracts	Other current assets	5	Accrued exp. & other current liabs.	8
Call Options (*)	Other current assets	21		—
Bifurcated Conversion Feature (*)		—	Current portion of long-term debt	21

Total derivatives not designated as hedging instruments		$33		$31

(*)	See Note 6—Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$18

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$9
Foreign exchange contracts	Other current assets	4	Accrued exp. & other current liabs.	12
Call Options (*)	Other non-current assets	162		—
Bifurcated Conversion Feature (*)		—	Long-term debt	162

Total derivatives not designated as hedging instruments		$173		$183

(*)	See Note 6—Long-Term Debt and Borrowing Arrangements for further detail.

10.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2006. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2003.

The Company’s effective tax rate was 41.8% and 32.6% for the three months ended June 30, 2011 and 2010, respectively, and 40.4% and 35.0% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates increased for both the three and six month periods compared to the prior year primarily due to the absence of benefits derived from the prior year utilization of cumulative foreign tax credits.

The Company made cash income tax payments, net of refunds, of $71 million and $44 million during the six months ended June 30, 2011 and 2010, respectively. Such payments exclude income tax related payments made to Cendant Corporation (now Avis Budget Group) (“Cendant” or “former Parent”).

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

The Company believes that it has adequately accrued for such matters with reserves of $36 million as of June 30, 2011. Such amount is exclusive of matters relating to the Company’s separation from its former Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

 Cendant Litigation

Under the Separation Agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

12.	Accumulated Other Comprehensive Income

The components of AOCI as of June 30, 2011 are as follows:

		Unrealized	Minimum
	Currency	Gains/(Losses)	Pension
	Translation	on Cash Flow	Liability
	Adjustments	Hedges, Net	Adjustment	AOCI

Balance, December 31, 2010, net of tax benefit of $40	$171	$(15)	$(1)	$155
Current period change	28	2	—	30

Balance, June 30, 2011, net of tax benefit of $25	$199	$(13)	$(1)	$185

The components of AOCI as of June 30, 2010 are as follows:

		Unrealized	Minimum
	Currency	Gains/(Losses)	Pension
	Translation	on Cash Flow	Liability
	Adjustments	Hedges, Net	Adjustment	AOCI

Balance, December 31, 2009, net of tax benefit of $32	$166	$(27)	$(1)	$138
Current period change	(42)	9 (*)	—	(33)

Balance, June 30, 2010, net of tax benefit of $58	$124	$(18)	$(1)	$105

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (see Note 6—Long-Term Debt and Borrowing Arrangements).

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2011, 14.7 million shares remained available.

 Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2011 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance as of December 31, 2010	6.9		$12.35	2.2		$21.28
Granted	1.5	(b)	30.66	0.1	(b)	30.61
Vested/exercised	(2.8)		11.59	—		—
Canceled	(0.4)		14.23	—		—

Balance as of June 30, 2011(a)	5.2	(c)	17.83	2.3	(d)	21.78

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $84 million as of June 30, 2011 which is expected to be recognized over a weighted average period of 2.9 years.

(b)	Primarily represents awards granted by the Company on February 24, 2011.

(c)	Approximately 5 million RSUs outstanding as of June 30, 2011 are expected to vest over time.

(d)	Approximately 1.7 million of the 2.3 million SSARs are exercisable as of June 30, 2011. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2011 had an intrinsic value of $28 million and have a weighted average remaining contractual life of 3 years.

On February 24, 2011, the Company approved grants of incentive equity awards totaling $46 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on February 24, 2011, the Company approved a grant of incentive equity awards totaling $11 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of June 30, 2011, there were approximately 350,000 PSUs outstanding with an aggregate unrecognized compensation expense of $9.5 million.

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

 Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $12 million and $21 million during the three and six months ended June 30, 2011, respectively, and $10 million and $20 million during the three and six months ended June 30, 2010, respectively, related to the incentive equity awards granted by the Company. The Company recognized $5 million and $8 million of a net tax benefit during the three and six months ended June 30, 2011, respectively, and $4 million and $8 million of a net tax benefit during the three and six months ended June 30, 2010, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the six months ended June 30, 2011, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million due to the vesting of RSUs and exercise of stock options. As of June 30, 2011, the Company’s APIC Pool balance was $29 million.

The Company paid $29 million and $22 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2011 and 2010, respectively. Such amount is included in other, net within financing activities on the Consolidated Statements of Cash Flows.

 Incentive Equity Awards

As of June 30, 2011, the Company had 2 million outstanding stock options, which were converted as a result of the Separation. These converted stock options had a weighted average exercise price of $38.70, had a weighted average remaining contractual life of 0.7 years and all 2 million options were exercisable. There were approximately 200,000 outstanding “in-the-money” stock options, which had an aggregate intrinsic value of $1.2 million.

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

	Three Months Ended June 30,
	2011			2010
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA

Lodging	$190	$66		$178	$49 (e)
Vacation Exchange and Rentals	361	106	(c)	281	78
Vacation Ownership	541	130		505	104

Total Reportable Segments	1,092	302		964	231
Corporate and Other (a)(b)	(2)	(26)		(1)	(14)

Total Company	$1,090	276		$963	217

Depreciation and amortization		45			42
Interest expense		37	(d)		36
Interest income		(2)			(2)

Income before income taxes		$196			$141

(a)	Includes the elimination of transactions between segments.

(b)	Includes (i) $3 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the three months ended June 30, 2011 and (ii) $23 million and $14 million of corporate costs during the three months ended June 30, 2011 and 2010, respectively.

(c)	Includes (i) a $31 million net benefit resulting from a refund of value added taxes and (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced by the Company during 2010.

(d)	Includes (i) $3 million of interest related to value added tax accruals and (ii) $1 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the second quarter of 2011.

(e)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of the Tryp brand during June 2010.

	Six Months Ended June 30,
	2011			2010
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA

Lodging	$339	$92	(c)	$322	$82	(g)
Vacation Exchange and Rentals	716	199	(d)	582	158	(h)
Vacation Ownership	992	227	(e)	950	186

Total Reportable Segments	2,047	518		1,854	426
Corporate and Other (a)(b)	(6)	(38)		(5)	(34)

Total Company	$2,041	480		$1,849	392

Depreciation and amortization		90			85
Interest expense		81	(f)		86	(i)
Interest income		(3)			(2)

Income before income taxes		$312			$223

(a)	Includes the elimination of transactions between segments.

(b)	Includes (i) $8 million of a net benefit and $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the six months ended June 30, 2011 and 2010, respectively, and (ii) $47 million and $32 million of corporate costs during the six months ended June 30, 2011 and 2010, respectively.

(c)	Includes a non-cash impairment charge of $13 million related to a write-down of an international joint venture in the Company’s lodging business.

(d)	Includes (i) a $31 million net benefit resulting from a refund of value added taxes and (ii) $7 million of restructuring cost incurred in connection with a strategic initiative commenced by the Company during 2010.

(e)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.

(f)	Includes (i) $12 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the first half of 2011 and (ii) $3 million of interest related to value added tax accruals.

(g)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of the Tryp brand during June 2010.

(h)	Includes $4 million related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010.

(i)	Includes $16 million of costs incurred for the early extinguishment of the Company’s term loan and revolving foreign credit facilities during March 2010.

15.	Restructuring

 2010 Restructuring Plan

During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During both the three and six months ended June 30, 2011, the Company incurred $7 million of incremental costs. During the six months ended June 30, 2011, the Company reduced its liability with $7 million of cash payments and increased its liability with $2 million of other non-cash items. The remaining liability of $11 million is expected to be paid in cash; $9 million of facility-related by the first quarter of 2020 and $2 million of personnel-related by the second quarter of 2012. As of June 30, 2011, the Company has incurred $16 million of expenses related to the 2010 restructuring plan.

 2008 Restructuring Plan

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the six months ended June 30, 2011, the Company reversed $1 million of previously recorded facility-related expenses and reduced its liability with $4 million of cash payments. The remaining liability of $6 million, all of which is facility-related, is expected to be paid in cash by September 2017. As of June 30, 2011, the Company has incurred $124 million of expenses related to the 2008 restructuring plan.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of					Liability as of
	December 31,	Costs		Cash	Other	June 30,
	2010	Recognized		Payments	Non-cash	2011

Personnel-related (a)	$9	$—		$(7)	$—	$2	(c)
Facility-related	11	6	(b)	(4)	2	15	(d)

	$20	$6		$(11)	$2	$17

(a)	As of June 30, 2011, the Company had notified substantially all of the employees related to such costs.

(b)	Includes $7 million of costs incurred at the Company’s vacation exchange and rentals business and $1 million of a reversal of previously recorded expenses at the Company’s vacation ownership business.

(c)	Balance as of June 30, 2011 is recorded at the Company’s vacation exchange and rentals business.

(d)	Approximately $9 million and $6 million is recorded at the Company’s vacation exchange and rentals business and vacation ownership business, respectively, as of June 30, 2011.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

 Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $56 million and $78 million as of June 30, 2011 and December 31, 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2011, the letter of credit was $100 million.

As of June 30, 2011, the $56 million of Separation related liabilities is comprised of $40 million for tax liabilities, $13 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $27 million is recorded in current due to former Parent and subsidiaries and $28 million is recorded in long-term due to former Parent and subsidiaries as of June 30, 2011 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of June 30, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of June 30, 2011, the Company had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

17.	Subsequent Event

 Revolving Credit Facility

On July 15, 2011, the Company closed on a new $1.0 billion five-year revolving credit facility with a maturity date of July 15, 2016. This new facility replaces the Company’s $980 million revolving credit facility.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended June 30, 2011 and 2010. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2011	2010	% Change

Lodging
Number of rooms (a)	612,900	606,800	1.0
RevPAR (b)	$35.38	$32.25	9.7
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,755	3,741	0.4
Exchange revenue per member (d)	$178.46	$172.20	3.6
Vacation rental transactions (in 000s) (e)(f)	328	297	10.4
Average net price per vacation rental (f)(g)	$549.09	$387.01	41.9
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$412,000	$371,000	11.1
Tours (j)	177,000	163,000	8.6
Volume Per Guest (“VPG”) (k)	$2,227	$2,156	3.3

(a)	Represents the number of rooms at lodging properties at the end of the period which are (i) under franchise and/or management agreements and (ii) for the period ended June 30, 2010, managed under an international joint venture.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day. The three months ended June 30, 2011 includes the impact from the acquisition of the Tryp hotel brand, which was acquired on June 30, 2010, therefore, such operating statistics for 2011 are not presented on a comparable basis to the 2010 operating statistics.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.

(d)	Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded for each standard one-week rental.

(f)	Includes the impact from the acquisitions of ResortQuest (September 2010) and James Villa Holidays (November 2010), therefore, such operating statistics for 2011 are not presented on a comparable basis to the 2010 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of vacation rental transactions.

(h)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended June 30 (in millions):

	2011	2010

Gross VOI sales	$412	$371
Less: WAAM sales (*)	(19)	(13)

Gross VOI sales, net of WAAM sales	393	358
Less: Loan loss provision	(80)	(87)

Vacation ownership interest sales	$313	$271

(*)	Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $18 million and $20 million during the three months ended June 30, 2011 and 2010, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

Our consolidated results are as follows:

	Three Months Ended June 30,
	2011	2010	Change

Net revenues	$1,090	$963	$127
Expenses	860	791	69

Operating income	230	172	58
Other income, net	(1)	(3)	2
Interest expense	37	36	1
Interest income	(2)	(2)	—

Income before income taxes	196	141	55
Provision for income taxes	82	46	36

Net income	$114	$95	$19

Net revenues increased $127 million (13.2%) for the three months ended June 30, 2011 compared with the same period last year principally resulting from:

•	$56 million of incremental revenues contributed by acquisitions;

•	$41 million of higher net VOI sales;

•	$19 million of a favorable impact from foreign exchange; and

•	$12 million of higher royalty, marketing and reservation revenues.

Total expenses increased by $69 million (8.7%) for the three months ended June 30, 2011 compared with the same period last year principally reflecting:

•	$49 million of higher expenses related to acquisitions;

•	$20 million of an unfavorable impact from foreign exchange;

•	$17 million of higher operating expenses related to VOI sales; and

•	a $31 million favorable impact to general and administrative expenses due to a net benefit resulting from a refund of value added taxes.

Our effective tax rate increased from 32.6% during the second quarter of 2010 to 41.8% during the second quarter of 2011 primarily due to the absence of benefits derived from the prior year utilization of cumulative foreign tax credits.

As a result of these items, net income increased $19 million (20.0%) compared to the second quarter of 2010.

During 2011, we expect:

•	net revenues of approximately $4.2 billion to $4.3 billion;

•	depreciation and amortization of approximately $180 million to $185 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $130 million to $135 million.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2011 compared to June 30, 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011	2010	% Change

Lodging	$190	$178	6.7	$66	$49	34.7
Vacation Exchange and Rentals	361	281	28.5	106	78	35.9
Vacation Ownership	541	505	7.1	130	104	25.0

Total Reportable Segments	1,092	964	13.3	302	231	30.7
Corporate and Other (a)	(2)	(1)	*	(26)	(14)	*

Total Company	$1,090	$963	13.2	276	217	27.2

Less: Depreciation and amortization				45	42
Interest expense				37	36
Interest income				(2)	(2)

Income before income taxes				$196	$141

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $12 million (6.7%) and EBITDA increased by $17 million (34.7%) during the second quarter of 2011 compared to the same period last year. System-wide RevPAR increased 9.7% versus the prior year.

Net revenues and EBITDA were favorably impacted by $3 million and $2 million, respectively, as a result of the Tryp hotel brand acquisition in the second quarter of 2010.

Excluding the impact from the Tryp acquisition, net revenues reflects (i) a $12 million increase in royalty, marketing and reservation revenues primarily due to a 7.3% increase in RevPAR, resulting from stronger occupancy and average daily rates, and (ii) $2 million of higher franchise fees, partially offset by a $5 million decrease in ancillary services revenues.

In addition, EBITDA was also favorably impacted by (i) $6 million of lower costs for ancillary services, and (ii) $4 million of lower bad debt expense, partially offset by $4 million of higher marketing and reservation expenses resulting from higher revenues. Such increase in marketing and reservation expenses was partially offset by favorable timing of marketing spend which we expect will result in higher expense in the second half of the year.

As of June 30, 2011, we had approximately 7,220 properties and 612,900 rooms in our system. Additionally, our hotel development pipeline as of June 30, 2011 included over 840 hotels and approximately 110,700 rooms, of which 58% was new construction. International rooms accounted for 64% of the development pipeline.

We expect net revenues of approximately $710 million to $730 million during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	RevPAR to be up 6% to 8%; and

•	number of rooms (including Tryp) to increase 1% to 3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $80 million (28.5%) and $28 million (35.9%), respectively, during the second quarter of 2011 compared with the second quarter of 2010. EBITDA was favorably impacted by a $31 million net benefit resulting from a refund of value added taxes, which was partially offset by $7 million of higher costs related to organizational realignment initiatives. A weaker U.S. dollar compared to other foreign currencies contributed $19 million and $4 million in net revenues and EBITDA, respectively.

The acquisitions of ResortQuest and James Villa Holidays contributed $53 million of incremental net revenues (inclusive of $7 million of ancillary revenues) and $5 million of incremental EBITDA. Due to the seasonality of revenue generation at such businesses, the margin contributed from these acquisitions is highest during the third quarter.

Excluding the impact of $46 million of incremental rental revenues from acquisitions and the favorable impact of foreign exchange movements of $15 million, net revenues generated from rental transactions and related services increased $4 million due to a 5.4% increase in average net price per vacation rental, partially offset by a 1.4% decrease in rental transaction volume. Such increase resulted from (i) higher yield at our Landal GreenParks business, (ii) higher yield at our

Novasol business for peak season bookings and (iii) a $4 million impact primarily related to a change in the classification of third-party sales commission fees to operating expenses which were misclassified as contra revenue in the same period last year. This change in classification had no impact on EBITDA. The decline in rental transaction volume was primarily due to a decline in volume at our U.K. cottage business, partially offset by favorability at our Novasol and Landal GreenParks businesses.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $7 million. Excluding $4 million of a favorable impact from foreign exchange movements, exchange and related service revenues increased $3 million due to a 0.9% increase in exchange revenue per member. The average number of members remained relatively flat. The improvement in exchange revenue per member is primarily due to (i) an increase in other transaction fee revenue from combining deposited timeshare intervals, which allows members the ability to transact into higher-valued vacations, and (ii) the impact of a $2 million increase related to a change in the classification of third-party credit card processing fees to operating expenses, which were misclassified as contra revenue in prior periods. This change in classification had no impact on EBITDA. These increases were partially offset by lower subscription fees and exchange transactions, which we believe are the result of the impact of club memberships.

In addition, EBITDA further reflects a $4 million unfavorable impact from foreign exchange transactions and foreign exchange hedging contracts.

We expect net revenues of approximately $1.46 billion to $1.50 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	vacation rental transactions to increase 16% to 18%;

•	average net price per vacation rental to increase 25% to 27%;

•	average number of members to be flat; and

•	exchange revenue per member to increase 1% to 3%.

Vacation Ownership

Net revenues and EBITDA increased $36 million (7.1%) and $26 million (25.0%), respectively, during the second quarter of 2011 compared with the second quarter of 2010.

Gross sales of VOIs, net of WAAM sales increased $34 million (9.5%) driven principally by a 3.3% increase in VPG and an 8.6% increase in tour flow. The increase in VPG is attributable to improved close rates, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses declined $7 million primarily as a result of improved portfolio performance, partially offset by higher gross VOI sales. In addition, net revenues were unfavorably impacted by a $14 million decrease in ancillary revenues, primarily associated with a misclassification of fees related to incidental VOI operations. This change in classification from gross basis reporting in revenues to net basis reporting in operating expenses had no impact on EBITDA.

Net revenues and EBITDA generated by WAAM increased by $4 million and $1 million, respectively, due to increased commissions earned on $6 million of higher VOI sales under WAAM.

Property management net revenues and EBITDA increased $8 million and $2 million, respectively, resulting primarily from higher reimbursement revenues and higher fees for additional services. The reimbursement revenues have no impact on EBITDA.

Net revenues were unfavorably impacted by $3 million and EBITDA was favorably impacted by $3 million due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio which was more than offset in EBITDA by a $6 million decrease in interest expense on our securitized debt. Compared to last year, our net interest income margin increased to 78% from 73% due to (i) a reduction in our weighted average interest rate to 5.3% from 7.7% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $237 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$10 million of increased sales costs;

•	$9 million of increased costs associated with maintenance fees on unsold inventory; and

•	$9 million of increased marketing expenses due to increased tours for new owner generation.

Such increases were partially offset by $5 million of decreased litigation related expenses.

We expect net revenues of approximately $2.0 billion to $2.1 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	gross VOI sales to be $1.5 billion to $1.6 billion (including approximately $100 million to $125 million related to WAAM);

•	tours to increase 5% to 8%; and

•	VPG to increase 2% to 4%.

Corporate and Other

Corporate and Other expenses increased $11 million during the second quarter of 2011 compared to the same period during 2010 resulting primarily from:

•	$4 million of increased costs primarily related to data security enhancements;

•	$3 million of lower net gains from hedging activities; and

•	$3 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets.

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

Our consolidated results are as follows:

	Six Months Ended June 30,
	2011	2010	Change

Net revenues	$2,041	$1,849	$192
Expenses	1,658	1,547	111

Operating income	383	302	81
Other income, net	(7)	(5)	(2)
Interest expense	81	86	(5)
Interest income	(3)	(2)	(1)

Income before income taxes	312	223	89
Provision for income taxes	126	78	48

Net income	$186	$145	$41

Net revenues increased $192 million (10.4%) for the six months ended June 30, 2011 compared with the same period last year primarily resulting from:

•	$89 million of incremental revenues related to acquisitions;

•	$37 million of higher revenues from our vacation ownership business primarily due to increased VOI sales and property management fees, partially offset by the impact of a change in the reporting of fees related to incidental VOI operations;

•	$29 million of increased revenue from our exchange and rentals business primarily due to improved yield at our vacation rentals business, higher rental transactions and the impact of a change in the classification of third-party sales commission fees to operating expenses;

•	$21 million due to a favorable impact from foreign exchange; and

•	$18 million from higher royalty, marketing and reservation revenues at our lodging business.

Total expenses increased by $111 million (7.2%) for the six months ended June 30, 2011 compared with the same period last year principally reflecting:

•	$78 million of incremental expenses related to acquisitions;

•	$46 million of higher operating expenses resulting from the revenue increases (excluding acquisitions);

•	$22 million of an unfavorable impact from foreign exchange; and

•	$13 million for a non-cash impairment charge related to a write-down of an international joint venture in the lodging business due to our partner’s indirect relationship with the Libyan government.

Such expense increases were partially offset by (i) a $31 million net benefit resulting from a refund of value added taxes and (ii) $18 million of decreased litigation costs at our vacation ownership business.

Other income, net increased by $2 million primarily due to a gain on the redemption of a preferred stock investment allocated to us in connection with the Separation.

Interest expense decreased $5 million during the six months ended June 30, 2011 compared with the same period last year as a result of the absence of $16 million of costs incurred during the first half of 2010 resulting from the early termination of our term loan and revolving foreign credit facilities, partially offset by $12 million of costs incurred for the repurchase of a portion of our 3.50% convertible notes during the first half of 2011.

Our effective tax rate increased from 35.0% during the six months ended June 30, 2010 to 40.4% during the six months ended June 30, 2011 primarily due to the absence of benefits derived from the prior year utilization of cumulative foreign tax credits.

As a result of these items, our net income increased $41 million (28.3%) compared to the first half of 2010.

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2011 compared to June 30, 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011	2010	% Change

Lodging	$339	$322	5.3	$92	$82	12.2
Vacation Exchange and Rentals	716	582	23.0	199	158	25.9
Vacation Ownership	992	950	4.4	227	186	22.0

Total Reportable Segments	2,047	1,854	10.4	518	426	21.6
Corporate and Other (a)	(6)	(5)	*	(38)	(34)	*

Total Company	$2,041	$1,849	10.4	480	392	22.4

Less: Depreciation and amortization				90	85
Interest expense				81	86
Interest income				(3)	(2)

Income before income taxes				$312	$223

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $17 million (5.3%) and EBITDA increased by $10 million (12.2%) during the six months ended June 30, 2011 compared to the same period last year. EBITDA was unfavorably impacted by a $13 million non-cash impairment charge related to the write-down of an international joint venture. System-wide RevPAR increased 8.7% compared to the same period in the prior year.

Net revenues and EBITDA were favorably impacted by $5 million and $3 million, respectively, as a result of the Tryp hotel brand acquisition in the second quarter of 2010.

Excluding the impact of the Tryp acquisition, net revenues reflects (i) an $18 million increase in royalty, marketing and reservation revenues primarily due to a 7.6% increase in domestic RevPAR resulting from stronger occupancy and average daily rates and (ii) a $3 million increase in other franchise fees. Such increases were partially offset by (i) a $7 million decrease in ancillary services revenues and (ii) a $2 million reduction of reimbursable revenues in our hotel management business which has no impact on EBITDA.

In addition, EBITDA was also favorably impacted by (i) $7 million of lower costs for ancillary services, and (ii) $3 million of lower bad debt expenses, partially offset by $4 million of higher marketing and reservation expenses resulting from higher revenues. Such increase in marketing and reservation expenses was partially offset by favorable timing of marketing spend which we expect will result in higher expense in the second half of the year.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $134 million (23.0%) and $41 million (25.9%), respectively, during the six months ended June 30, 2011 compared with the same period during 2010. EBITDA was favorably impacted by a $31 million net benefit resulting from a refund of value added taxes which was partially offset by $7 million of higher costs related to organizational realignment initiatives. A weaker U.S. dollar compared to other foreign currencies contributed $21 million and $4 million in net revenues and EBITDA, respectively.

Acquisitions contributed $84 million of incremental net revenues (inclusive of $13 million of ancillary revenues) and $4 million of incremental EBITDA. EBITDA was also favorably impacted by the absence of $4 million of costs incurred in connection with the acquisition of Hoseasons during the six months ended June 30, 2010. Due to the seasonality of revenue generation at our ResortQuest and James Villa Holidays businesses, the margin contributed from these acquisitions is highest in the third quarter.

Excluding the impact of $71 million of incremental rental revenues from acquisitions and the favorable impact of foreign exchange movements of $15 million, net revenues generated from rental transactions and related services increased $24 million due to a 7.4% increase in average net price per vacation rental and a 3.3% increase in rental transaction volume. The increase in average net price per vacation rental resulted from (i) higher yield at our Novasol business for peak season bookings, (ii) higher yield at our Landal GreenParks business and (iii) an $11 million impact primarily related to a change in the classification of third-party sales commission fees to operating expenses which were misclassified as contra revenue in the same period last year. This change in classification had no impact on EBITDA. Rental transaction volume increased primarily due to favorability at our Novasol and Landal GreenParks businesses.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $11 million. Excluding $6 million of a favorable impact from foreign exchange movements, exchange and related service revenues were higher by $5 million due to a 0.9% increase in exchange revenue per member. The improvement in exchange revenue per member is primarily related to an increase in other transaction fee revenue from combining deposited timeshare intervals, which allows members the ability to transact into higher-valued vacations, and the impact of a $4 million increase related to a change in the classification of third-party credit card processing fees to operating expenses, which were misclassified as contra revenue in prior periods. This change in reporting had no impact on EBITDA. This increase was partially offset by lower subscription fees as well as exchange and member-rental transactions, which we believe are the result of the impact of club memberships.

In addition, EBITDA further reflects (i) $8 million of higher volume-related costs and (ii) $4 million of unfavorable impacts from foreign exchange transactions and foreign exchange hedging contracts, partially offset by $3 million of lower marketing expenses.

Vacation Ownership

Net revenues and EBITDA increased $42 million (4.4%) and $41 million (22.0%), respectively, during the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Gross sales of VOIs, net of WAAM sales increased $32 million (4.8%) driven principally by a 9.8% increase in tour flow, partially offset by a 1.0% decrease in VPG. The changes in tour flow and VPG reflect our focus on marketing programs directed towards new owner generation. Our provision for loan losses declined $15 million primarily as a result of improved portfolio performance, partially offset by higher gross VOI sales. In addition, net revenues were unfavorably impacted by a $27 million decrease in ancillary revenues, primarily associated with a misclassification of fees related to incidental VOI operations. This change in classification from gross basis reporting in revenues to net basis reporting in operating expenses had no impact on EBITDA.

Net revenues and EBITDA generated by our WAAM increased by $11 million and $2 million, respectively, due to increased commissions earned on $19 million of higher VOI sales under our WAAM.

Property management net revenues and EBITDA increased $17 million and $6 million, respectively, resulting primarily from higher reimbursement revenues and higher fees for additional services. The reimbursement revenues have no impact on EBITDA.

Net revenues were unfavorably impacted by $6 million and EBITDA was favorably impacted by $1 million due to lower consumer financing revenues attributable to a decline in our contract receivable portfolio which was more than offset in EBITDA by a $7 million decrease in interest expense on our securitized debt. Compared to last year, our net interest income margin increased to 78% from 75% due to (i) a reduction in our weighted average interest rate to 5.4% from 7.2% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $215 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$18 million of increased costs associated with maintenance fees on unsold inventory;

•	$16 million of increased marketing expenses due to increased tours for new owner generation; and

•	$9 million of increased sales costs.

Such decreases were partially offset by:

•	$18 million of decreased litigation related costs;

•	$6 million of decreased deed recording costs; and

•	$6 million of lower cost of VOI sales due to favorable inventory adjustments and product mix.

Corporate and Other

Corporate and Other expenses increased $3 million during the first half of 2011 compared to the same period during 2010 resulting from:

•	$7 million of increased costs primarily for data security enhancements;

•	$4 million of lower net gains from hedging activities; and

•	$3 million of higher employee-related costs.

Such increases were partially offset by:

•	a $5 million favorable impact from the resolution of and adjustment to certain contingent liabilities and assets; and

•	a $4 million gain related to the redemption of a preferred stock investment allocated to us in connection with the Separation.

RESTRUCTURING PLANS

2010 Restructuring Plan

In connection with the recent implementation of significant technology enhancements at our vacation exchange and rentals business during 2010, we committed to a strategic realignment initiative targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the six months ended June 30, 2011, we incurred $7 million of incremental costs, reduced our liability with $7 million of cash payments and increased our liability with $2 million of other non-cash items. As of June 30, 2011, the remaining liability of $11 million is expected to be paid in cash; $9 million of facility-related by the first quarter of 2020 and $2 million of personnel-related by the second quarter of 2012. We anticipate annual net savings of approximately $8 million from such initiative.

2008 Restructuring Plan

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During the six months ended June 30, 2011, we reversed $1 million of previously recorded facility-related expenses and reduced our liability with $4 million of cash payments. As of June 30, 2011, the remaining liability was $6 million, all of which is facility-related, and is expected to be paid in cash by September 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2011	2010	Change

Total assets	$9,329	$9,416	$(87)
Total liabilities	6,715	6,499	216
Total stockholders’ equity	2,614	2,917	(303)

Total assets decreased $87 million from December 31, 2010 to June 30, 2011 primarily due to:

•	a $175 million decrease in other non-current assets primarily due to the settlement of a portion of our call options in connection with the repurchase of a portion of our 3.50% convertible notes;

•	an $84 million decrease in vacation ownership contract receivables, net primarily due to an increase in the reserve for loan losses resulting from new loan originations;

•	a $60 million decrease in inventory primarily due to VOI sales during the first half of 2011; and

•	a $35 million decrease in trade receivables, net, primarily due to collections seasonality at our vacation rentals businesses, partially offset by the impact of foreign currency translation and increased receivables due to seasonality at our lodging business.

Such decreases were partially offset by:

•	an increase of $140 million in cash and cash equivalents primarily due to seasonality of our vacation rentals business;

•	a $65 million increase in property and equipment primarily related to capital expenditures for information technology enhancements and maintenance, construction of new bungalows at our Landal GreenParks business and construction on our Bonnet Creek Hotel, as well as the impact of foreign currency translation, partially offset by the depreciation of property and equipment;

•	a $41 million increase in other current assets primarily due to increased escrow deposit restricted cash related to advanced booking deposits received on vacation rental transactions; and

•	a $19 million increase in goodwill primarily resulting from foreign currency translation.

Total liabilities increased $216 million from December 31, 2010 to June 30, 2011 primarily due to:

•	a $111 million increase in accounts payable primarily due to seasonality at our vacation rentals businesses and the impact of foreign currency translation;

•	a $73 million increase in deferred income primarily resulting from higher advance arrival-based bookings within our vacation exchange and rentals business;

•	a $62 million increase in deferred income taxes primarily attributable to higher gross VOI sales and a change in the expected timing of the utilization of alternative minimum tax credits; and

•	a $38 million net increase in our securitized vacation ownership debt (see Note 6—Long-Term Debt and Borrowing Arrangements).

Such increases were partially offset by:

•	a net decrease of $50 million in other long-term debt primarily reflecting (i) a $141 million net reduction in our derivative liability related to the bifurcated conversion feature entered into concurrent with the sale of our convertible notes, (ii) a $104 million decrease due to the repurchase of a portion of our 3.50% convertible notes, and (iii) a $47 million net decrease in outstanding borrowings on our corporate revolver, partially offset by the issuance of our $250 million 5.625% senior unsecured notes; and

•	a $22 million decrease in due to former Parent and subsidiaries as a result of the payment and settlement of certain legacy liabilities.

Total stockholders’ equity decreased $303 million from December 31, 2010 to June 30, 2011 primarily due to:

•	$373 million of share repurchases;

•	$112 million for the repurchase of warrants; and

•	$52 million of dividends.

Such decreases were partially offset by:

•	$186 million of net income;

•	$28 million of currency translation adjustments, net of tax; and

•	a $17 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards.

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

During July 2011, we replaced our $980 million revolving credit facility with a five-year $1.0 billion revolving credit facility that expires in July 2016. During June 2011, we renewed our securitized vacation ownership bank conduit facility to a two-year conduit facility that expires in June 2013 and has a total capacity of $600 million.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our convertible notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOWS

During the six months ended June 30, 2011 and 2010, we had a net change in cash and cash equivalents of $140 million and $84 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2011	2010	Change

Cash provided by/(used in):
Operating activities	$696	$557	$139
Investing activities	(104)	(183)	79
Financing activities	(457)	(283)	(174)
Effects of changes in exchange rate on cash and cash equivalents	5	(7)	12

Net change in cash and cash equivalents	$140	$84	$56

Operating Activities

During the six months ended June 30, 2011, net cash provided by operating activities increased $139 million as compared to the six months ended June 30, 2010 primarily reflecting:

•	a $51 million refund for value added taxes, of which $13 million is included in net income and $38 million is in working capital;

•	a $69 million increase in deferred income primarily due to (i) higher arrival-based bookings resulting from the 2010 acquisitions of ResortQuest and James Villa Holidays at our vacation exchange and rentals business and (ii) lower recognition of deferred ancillary revenues at our vacation ownership business;

•	$36 million of lower cash used to purchase and construct vacation ownership inventory; and

•	$28 million of higher net income (exclusive of the $13 million refund of value added taxes).

Investing Activities

During the six months ended June 30, 2011, net cash used in investing activities decreased $79 million as compared to the six months ended June 30, 2010, which principally reflects the absence of $105 million of cash payments relating to the March 2010 acquisition of Hoseasons and the June 2010 acquisition of the Tryp hotel brand, partially offset by an increase of $33 million in capital spending primarily for construction on our Bonnet Creek Hotel.

Financing Activities

During the six months ended June 30, 2011, net cash used in financing activities increased $174 million as compared to the six months ended June 30, 2010, which principally reflects:

•	$301 million of higher share repurchases; and

•	$262 million related to the repurchase of a portion of our convertible notes.

Such increases in cash outflows were partially offset by:

•	$353 million of higher net proceeds related to non-securitized borrowings; and

•	$43 million of higher net proceeds resulting from the settlement of a portion of our 2009 convertible note hedge and warrant transactions.

Convertible Debt.  We utilized some of our cash flow to retire a portion of our convertible debt and settle a related portion of call options (“Call Options”) and warrants (“Warrants”). During the first half of 2011, we repurchased approximately 90%, or $104 million face value, of our remaining 3.50% convertible notes that had a carrying value of $251 million, primarily through the completion of a cash tender offer ($95 million for the portion of convertible notes, including the unamortized discount, and $156 million for the related bifurcated conversion feature) for $262 million. Concurrent with the repurchases, we settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, we made net payments of $219 million and incurred total losses of $12 million during the first half of 2011. This transaction reduced the number of shares related to the Warrants to approximately 1 million as of June 30, 2011. As the Warrants had a dilutive effect when our common stock price exceeds the Warrant strike price of $19.76 per share, this transaction will result in reduced future share dilution if our common stock price continues to exceed the Warrant strike price. In addition, this transaction is expected to create economic value as we believe our common stock price will increase, resulting in a benefit that exceeds the cost of purchasing these Warrants.

Senior Unsecured Notes.  During the first quarter of 2011, we issued senior unsecured debt for net proceeds of $245 million. We utilized the proceeds from this debt issuance to reduce our outstanding indebtedness, including the repurchase of a portion of our outstanding 3.50% convertible notes and repayment of borrowings under the revolving credit facility, and for general corporate purposes. For further detailed information about such borrowings, see Note 6 — Long-Term Debt and Borrowing Arrangements.

Capital Deployment

We are focusing on optimizing cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to transform our cash and earnings profile, primarily by rebalancing our cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. In addition, we may seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures.

During the six months ended June 30, 2011, we spent $101 million on capital expenditures, equity investments and development advances primarily on (i) information technology maintenance and enhancement projects, (ii) construction of new bungalows at our Landal GreenParks business, (iii) construction of our Bonnet Creek Hotel and (iv) equity investments and development advances. During 2011, we anticipate spending approximately $225 million to $240 million on capital expenditures, equity investments and development advances including approximately $50 million related to the completion of our Bonnet Creek Hotel. Additionally, in an effort to support growth in the Wyndham Hotels and Resorts brand, we plan on investing approximately $200 million in mezzanine and other financing over the next several years.

In addition, we spent $23 million relating to vacation ownership development projects (inventory) during the first half of 2011. We anticipate spending on average approximately $130 million annually from 2011 through 2014 on vacation ownership development projects (approximately $80 million to $90 million during 2011), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $130 million annually from 2011 through 2014, we expect to have adequate inventory through at least 2015.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our revolving credit facility.

Share Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million annually over the next several years. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. On July 22, 2010, the Board increased the authorization by $300 million and, on April 25, 2011 further increased the authorization by $500 million bringing the total share authorization to $1 billion. Under such program, we repurchased 11,426,202 shares at an average price of $25.78 for a cost of $295 million and repurchase capacity increased $53 million from proceeds received from stock option exercises as of December 31, 2010. During the first half of 2011, we repurchased 11,804,137 shares at an average price of $31.60 for a cost of $373 million and repurchase capacity increased $9 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period July 1, 2011 through July 29, 2011, we repurchased an additional 1.5 million shares at an average price of $34.11 for a cost of $51 million. We currently have $344 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the first quarter of 2011, we increased our dividend by 25%, from $0.12 to $0.15 per share of common stock outstanding, and as a result, we projected our dividend payout ratio to be approximately 28% of the midpoint of our then estimated 2011 net income after certain adjustments. During the quarterly periods ended March 31 and June 30, 2011, we paid a cash dividend of $0.15 per share of common stock issued and outstanding on the record date for the applicable dividend. We expect our dividend policy for the future, at a minimum, to mirror the rate of growth of our business.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	June 30,	December 31,
	2011	2010

Securitized vacation ownership debt: (a)
Term notes	$1,446	$1,498
Bank conduit facility (b)	242	152

Total securitized vacation ownership debt	$1,688	$1,650

Long-term debt:
Revolving credit facility (due October 2013) (c)	$107	$154
6.00% senior unsecured notes (due December 2016) (d)	803	798
9.875% senior unsecured notes (due May 2014) (e)	242	241
3.50% convertible notes (due May 2012) (f)	32	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	120	115
Other	1	26

Total long-term debt	$2,044	$2,094

(a)	Represents non-recourse debt that is currently securitized through 13 bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest. These outstanding borrowings are collateralized by $2,672 million and $2,865 million of underlying gross vacation ownership contract receivables and related assets as of June 30, 2011 and December 31, 2010, respectively.

(b)	Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of June 30, 2011, the total available capacity of the facility was $358 million.

(c)	The revolving credit facility has a total capacity of $980 million, which includes availability for letters of credit. As of June 30, 2011, we had $13 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $860 million. During July 2011, we replaced our $980 million revolving credit facility with a five-year revolving credit facility. The new facility has a total capacity of $1 billion and a maturity date of July 15, 2016.

(d)	Represents senior unsecured notes we issued during December 2006. The balance as of June 30, 2011 represents $800 million aggregate principal less $2 million of unamortized discount, plus a $5 million fair value hedge derivative.

(e)	Represents senior unsecured notes we issued during May 2009. The balance as of June 30, 2011 represents $250 million aggregate principal less $8 million of unamortized discount.

(f)	Represents convertible notes we issued during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the first half of 2011, we repurchased a portion of our outstanding 3.50% convertible notes, primarily through the completion of a cash tender offer. The following table details the components of the convertible notes:

	June 30,
	2011	December 31, 2010

Debt principal	$12	$116
Unamortized discount	(1)	(12)

Debt less discount	11	104
Fair value of bifurcated conversion feature(*)	21	162

Convertible notes	$32	$266

(*)	We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(g)	Represents senior unsecured notes we issued during February 2010. The balance as of June 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(h)	Represents senior unsecured notes we issued during September 2010. The balance as of June 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes we issued during March 2011. The balance as of June 30, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2011 Debt Issuances

During the six months ended June 30, 2011, we issued senior unsecured notes, closed a term securitization, renewed our securitized bank conduit facility and repurchased a portion of our 3.50% convertible notes. For further detailed information about such debt, see Note 6—Long-term Debt and Borrowing Arrangements.

Capacity

As of June 30, 2011, available capacity under our borrowing arrangements was as follows:

	Securitized
	Bank Conduit	Revolving Credit
	Facility (a)	Facility

Total Capacity	$600	$980
Less: Outstanding Borrowings	242	107

Available Capacity	$358	$873	(b)

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of June 30, 2011, the available capacity of $873 million was further reduced to $860 million due to the issuance of $13 million of letters of credit.

Transfer and Servicing of Financial Assets

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are currently securitized through 13 bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. We service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from us. The receivables held by the bankruptcy-remote SPEs are not available to our creditors and legally are not our assets. Additionally, the creditors of these SPEs have no recourse to us for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30,	December 31,
	2011	2010

Securitized contract receivables, gross	$2,522	$2,703
Securitized restricted cash	128	138
Interest receivables on securitized contract receivables	20	22
Other assets (a)	2	2

Total SPE assets (b)	2,672	2,865

Securitized term notes	1,446	1,498
Securitized conduit facilities	242	152
Other liabilities (c)	17	22

Total SPE liabilities	1,705	1,672

SPE assets in excess of SPE liabilities	$967	$1,193

(a)	Includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs of $23 million and $22 million as of June 30, 2011 and December 31, 2010, respectively, related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $738 million and $641 million as of June 30, 2011 and December 31, 2010, respectively.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30,
	2011	December 31, 2010

SPE assets in excess of SPE liabilities	$967	$1,193
Non-securitized contract receivables	738	641
Allowance for loan losses	(362)	(362)

Total, net	$1,343	$1,472

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2011, our consolidated interest coverage ratio was 8.8 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2011, our consolidated leverage ratio was 1.8 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2011, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2011, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through June 2013 and capacity of $600 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

Our $1.0 billion five-year revolving credit agreement, which expires in July 2016, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct in all material respects at the time of request of the extension for credit including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains exclusions for the impact resulting from disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $326 million outstanding as of June 30, 2011. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership units could be negatively impacted.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace our conduit facility on its expiration date, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

As of June 30, 2011, we had $358 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which we assumed in connection with the Separation was $56 million and $78 million as of June 30, 2011 and December 31, 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation(s). We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2011, the letter of credit was $100 million.

As of June 30, 2011, the $56 million of Separation related liabilities is comprised of $40 million for tax liabilities, $13 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $1 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $27 million is recorded in current due to former Parent and subsidiaries and $28 million is recorded in long-term due to former Parent and subsidiaries as of June 30, 2011 on the Consolidated Balance Sheet. We will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $1 million relating to guarantees is recorded in other current liabilities as of June 30, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of June 30, 2011, we had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/11-	7/1/12-	7/1/13-	7/1/14-	7/1/15-
	6/30/12	6/30/13	6/30/14	6/30/15	6/30/16	Thereafter	Total

Securitized debt (a)	$190	$202	$274	$294	$173	$555	$1,688
Long-term debt	43	11	361	12	13	1,604	2,044
Interest on securitized and long-term debt (b)	218	219	182	137	125	205	1,086
Operating leases	76	57	40	35	32	139	379
Other purchase commitments (c)	199	28	10	5	1	135	378
Contingent liabilities (d)	28	28	—	—	—	—	56

Total (e)	$754	$545	$867	$483	$344	$2,638	$5,631

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)	Excludes $23 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•	our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt;

•	if we are unable to comply with the terms of the financial covenants under our revolving credit facility, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;

•	our leverage may adversely affect our ability to obtain additional financing;

•	our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs;

•	failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions;

•	we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected;

•	our securitizations contain portfolio performance triggers which, if violated, may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers which may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

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

Any disaster, disruption or other impairment in our technology capabilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. The operation, maintenance and updating of these technologies and systems are dependent upon internal and third-party technologies, systems and services for which there are no assurances of uninterrupted availability or adequate protection.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

In connection with our business, we and our service providers collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals in the U.S. and other jurisdictions in which we operate. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us.

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

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of our Company, which could impact the trading price of our common stock.

Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include a Board of Directors that is divided into three classes with staggered terms; elimination of the right of our stockholders to act by written consent; rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; the right of our Board to issue preferred stock without stockholder approval; and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding shares of common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plan	Plan
April 1—30, 2011	3,066,424	$32.21	3,066,424	$493,258,668
May 1—31, 2011	1,073,941	$34.19	1,073,941	$459,291,904
June 1—30, 2011(*)	2,012,176	$32.04	2,012,176	$394,822,345
Total	6,152,541	$32.50	6,152,541	$394,822,345

(*)	Includes 153,500 shares purchased for which the trade date occurred during June 2011 while settlement occurred during July 2011.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances of approximately $600 million to $700 million, annually, beginning in 2011. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. On July 22, 2010, the Board increased the authorization for the stock repurchase program by $300 million and, on April 25, 2011, further increased the authorization by $500 million. During the second quarter of 2011, repurchase capacity increased $3 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period July 1, 2011 through July 29, 2011, we repurchased an additional 1.5 million shares at an average price of $34.11. We currently have $344 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 5.	Other Information.

At the Annual Meeting of Shareholders held on May 12, 2011, the Company’s shareholders voted, on an advisory basis, in favor of holding an annual advisory vote on the compensation of our named executive officers (“Say-on-Pay Vote”), as previously reported in the Current Report on Form 8-K filed by the Company on May 18, 2011. Based on these results, and consistent with its recommendation, the Board of Directors has determined that the Company will hold an annual Say-on-Pay Vote unless changed as a result of a subsequent vote on the frequency of future Say-on-Pay votes.

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

WYNDHAM WORLDWIDE CORPORATION

Date: August 1, 2011	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: August 1, 2011	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10.1*	First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent.
12*	Computation of Ratio of Earnings to Fixed Charges
14.1**	101.INS XBRL Instance document**
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