Form 10-Q
period 2011-09-30
WYNDHAM WORLDWIDE CORP
filed 2011-10-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock was 154,017,892 shares as of September 30, 2011.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of September 30, 2011, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of stockholders’ equity and of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 26, 2011

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues
Service and membership fees	$584	$464	$1,579	$1,298
Vacation ownership interest sales	320	308	855	796
Franchise fees	160	142	395	353
Consumer financing	105	107	310	318
Other	43	44	114	149

Net revenues	1,212	1,065	3,253	2,914

Expenses
Operating	490	410	1,358	1,179
Cost of vacation ownership interests	35	52	115	138
Consumer financing interest	21	27	67	80
Marketing and reservation	182	149	472	410
General and administrative	157	101	422	394
Asset impairment	—	4	13	4
Restructuring costs	—	—	6	—
Depreciation and amortization	43	43	133	128

Total expenses	928	786	2,586	2,333

Operating income	284	279	667	581
Other income, net	(2)	(1)	(9)	(6)
Interest expense	34	47	115	133
Interest income	(19)	(2)	(22)	(3)

Income before income taxes	271	235	583	457
Provision for income taxes	96	79	222	157

Net income	$175	$156	$361	$300

Earnings per share
Basic	$1.10	$0.88	$2.17	$1.68
Diluted	1.08	0.84	2.12	1.62

Cash dividends declared per share	$0.15	$0.12	$0.45	$0.36

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$175	$156
Trade receivables, net	366	425
Vacation ownership contract receivables, net	294	295
Inventory	337	348
Prepaid expenses	104	104
Deferred income taxes	168	179
Other current assets	230	245

Total current assets	1,674	1,752

Long-term vacation ownership contract receivables, net	2,568	2,687
Non-current inventory	771	833
Property and equipment, net	1,088	1,041
Goodwill	1,483	1,481
Trademarks, net	731	731
Franchise agreements and other intangibles, net	434	440
Other non-current assets	273	451

Total assets	$9,022	$9,416

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$179	$223
Current portion of long-term debt	37	11
Accounts payable	221	274
Deferred income	390	401
Due to former Parent and subsidiaries	19	47
Accrued expenses and other current liabilities	690	619

Total current liabilities	1,536	1,575

Long-term securitized vacation ownership debt	1,551	1,427
Long-term debt	2,062	2,083
Deferred income taxes	1,076	1,021
Deferred income	187	206
Due to former Parent and subsidiaries	28	30
Other non-current liabilities	163	157

Total liabilities	6,603	6,499

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 212,207,966 shares in 2011 and 209,943,159 shares in 2010	2	2
Treasury stock, at cost—58,562,543 shares in 2011 and 36,555,242 shares in 2010	(1,784)	(1,107)
Additional paid-in capital	3,808	3,892
Retained earnings/(accumulated deficit)	260	(25)
Accumulated other comprehensive income	133	155

Total stockholders’ equity	2,419	2,917

Total liabilities and stockholders’ equity	$9,022	$9,416

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Operating Activities
Net income	$361	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	128
Provision for loan losses	255	258
Deferred income taxes	63	63
Stock-based compensation	31	30
Excess tax benefits from stock-based compensation	(17)	(14)
Asset impairment	13	4
Non-cash interest	21	51
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	71	80
Vacation ownership contract receivables	(151)	(163)
Inventory	71	56
Prepaid expenses	(2)	12
Other current assets	17	13
Accounts payable, accrued expenses and other current liabilities	31	(60)
Due to former Parent and subsidiaries, net	(14)	(161)
Deferred income	(27)	(93)
Other, net	4	24

Net cash provided by operating activities	860	528

Investing Activities
Property and equipment additions	(153)	(100)
Net assets acquired, net of cash acquired	(27)	(159)
Equity investments and development advances	(8)	(9)
Proceeds from asset sales	26	20
Decrease/(increase) in securitization restricted cash	13	(7)
Increase in escrow deposit restricted cash	—	(6)
Other, net	(10)	1

Net cash used in investing activities	(159)	(260)

Financing Activities
Proceeds from securitized borrowings	1,243	1,252
Principal payments on securitized borrowings	(1,163)	(1,144)
Proceeds from long-term debt	1,771	1,099
Principal payments on long-term debt	(1,778)	(1,534)
Proceeds from note issuances	245	494
Repurchase of convertible notes	(262)	(197)
Proceeds from call options	155	105
Repurchase of warrants	(112)	(75)
Dividends to shareholders	(76)	(65)
Repurchase of common stock	(673)	(188)
Proceeds from stock option exercises	11	36
Excess tax benefits from stock-based compensation	17	14
Debt issuance costs	(21)	(29)
Other, net	(31)	(23)

Net cash used in financing activities	(674)	(255)

Effect of changes in exchange rates on cash and cash equivalents	(8)	2

Net increase in cash and cash equivalents	19	15
Cash and cash equivalents, beginning of period	156	155

Cash and cash equivalents, end of period	$175	$170

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

						Retained	Accumulated
			Treasury		Additional	Earnings/	Other	Total
	Common Stock		Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of December 31, 2010	210	$2	(37)	$(1,107)	$3,892	$(25)	$155	$2,917
Comprehensive income
Net income	—	—	—	—	—	361	—
Currency translation adjustment, net of tax benefit of $2	—	—	—	—	—	—	(25)
Unrealized gains on cash flow hedges, net of tax of $2	—	—	—	—	—	—	3
Total comprehensive income								339
Exercise of stock options	—	—	—	—	10	—	—	10
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	1	—	—	1
Repurchase of warrants	—	—	—	—	(112)	—	—	(112)
Repurchase of common stock	—	—	(22)	(677)	—	—	—	(677)
Change in excess tax benefit on equity awards	—	—	—	—	17	—	—	17
Dividends	—	—	—	—	—	(76)	—	(76)

Balance as of September 30, 2011	212	$2	(59)	$(1,784)	$3,808	$260	$133	$2,419

						Retained	Accumulated
			Treasury		Additional	Earnings/	Other	Total
	Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2009	206	$2	(27)	$(870)	$3,733	$(315)	$138	$2,688
Comprehensive income
Net income	—	—	—	—	—	300	—
Currency translation adjustment, net of tax benefit of $14	—	—	—	—	—	—	1
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized gains on cash flow hedges, net of tax of $1	—	—	—	—	—	—	2
Total comprehensive income								311
Exercise of stock options	2	—	—	—	36	—	—	36
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	8	—	—	8
Reversal of net deferred tax liabilities from former Parent	—	—	—	—	190	—	—	190
Repurchase of warrants	—	—	—	—	(75)	—	—	(75)
Repurchase of common stock	—	—	(8)	(191)	—	—	—	(191)
Change in excess tax benefit on equity awards	—	—	—	—	11	—	—	11
Dividends	—	—	—	—	—	(67)	—	(67)

Balance as of September 30, 2010	210	$2	(35)	$(1,061)	$3,903	$(82)	$149	$2,911

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

Restricted Cash.  The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow related to the Company’s vacation ownership business and cash held in all other escrow accounts. Restricted cash related to escrow deposits was $42 million as of both September 30, 2011 and December 31, 2010, respectively, and was recorded within other current assets on the Consolidated Balance Sheets for each period. See Note 8—Transfer and Servicing of Financial Assets for details of the Company’s restricted cash related to securitizations.

 Recently Issued Accounting Pronouncements

Testing Goodwill for Impairment.  In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Presentation of Comprehensive Income.  In June 2011, the FASB issued guidance for the presentation of comprehensive income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (i) in either a single continuous financial statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$175	$156	$361	$300

Basic weighted average shares outstanding	159	177	166	179
Stock options, SSARs and RSUs (a)	3	4	3	4
Warrants (b)	—	3	1	3

Diluted weighted average shares outstanding	162	184	170	186

Earnings per share:
Basic	$1.10	$0.88	$2.17	$1.68
Diluted	1.08	0.84	2.12	1.62

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 7—Long-Term Debt and Borrowing Arrangements).

The computations of diluted EPS do not include 3 million stock options and stock-settled stock appreciation rights (“SSARs”) for both the three and nine months ended September 30, 2011 as the effect of their inclusion would have been anti-dilutive to EPS. In addition, the three and nine months ended September 30, 2011 exclude approximately 350,000 performance-based stock units (“PSUs”) as the Company had not met the required performance metrics as of

September 30, 2011 (see Note 14—Stock-Based Compensation for further details). The computations of diluted EPS for both the three and nine months ended September 30, 2010 do not include 4 million stock options and SSARs as the effect of their inclusion would have been anti-dilutive to EPS.

 Dividend Payments

During the quarterly periods ended March 31, June 30 and September 30, 2011, the Company paid cash dividends of $0.15 per share ($76 million in the aggregate). During the quarterly periods ended March 31, June 30 and September 30, 2010, the Company paid cash dividends of $0.12 per share ($65 million in the aggregate).

 Stock Repurchase Program

On both April 25, 2011 and August 11, 2011, the Company’s Board of Directors authorized an increase of $500 million to the Company’s existing stock repurchase program. As of September 30, 2011, the total authorization of the program was $1.5 billion. The following table summarizes stock repurchase activity under the current stock repurchase program:

			Average
	Shares	Cost	Price

As of December 31, 2010	11.4	$295	$25.78
For the nine months ended September 30, 2011	22.0	677	30.74

As of September 30, 2011	33.4	$972	29.05

The Company had $592 million remaining availability in its program as of September 30, 2011. The total capacity of this program is increased by proceeds received from stock option exercises.

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

During the third quarter of 2011, the Company completed the acquisitions of substantially all of the assets of two vacation rentals businesses for $27 million in cash, net of cash acquired. The preliminary purchase price allocations of these acquisitions resulted in the recognition of $10 million of goodwill, $15 million of definite-lived intangible assets with a weighted average life of 17 years and $1 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortized Intangible Assets:
Goodwill	$1,483			$1,481

Trademarks	$731			$731

Amortized Intangible Assets:
Franchise agreements	$634	$333	$301	$634	$318	$316
Other	182	49	133	164	40	124

	$816	$382	$434	$798	$358	$440

The changes in the carrying amount of goodwill are as follows:

	Balance at	Goodwill
	December 31,	Acquired		Foreign	Balance at
	2010	During 2011		Exchange	September 30, 2011

Lodging	$300	$—		$—	$300
Vacation Exchange and Rentals	1,181	10	(*)	(8)	1,183

Total Company	$1,481	$10		$(8)	$1,483

(*)	Relates to two tuck-in acquisitions completed during the third quarter of 2011 (see Note 3—Acquisitions).

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Franchise agreements	$5	$5	$15	$15
Other	3	1	9	5

Total (*)	$8	$6	$24	$20

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of September 30, 2011, the Company expects related amortization expense as follows:

Amount

Remainder of 2011	8
2012	31
2013	30
2014	29
2015	29
2016	27

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

		December 31,
	September 30, 2011	2010

Current vacation ownership contract receivables:
Securitized	$245	$266
Non-securitized	88	65

	333	331
Less: Allowance for loan losses	(39)	(36)

Current vacation ownership contract receivables, net	$294	$295

Long-term vacation ownership contract receivables:
Securitized	$2,113	$2,437
Non-securitized	801	576

	2,914	3,013
Less: Allowance for loan losses	(346)	(326)

Long-term vacation ownership contract receivables, net	$2,568	$2,687

During the three and nine months ended September 30, 2011, the Company’s securitized vacation ownership contract receivables generated interest income of $79 million and $244 million, respectively. During the three and nine months ended September 30, 2010, such amounts were $88 million and $249 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the nine months ended September 30, 2011 and 2010, the Company originated vacation ownership contract receivables of $730 million and

$744 million, respectively, and received principal collections of $579 million and $581 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.3% and 13.1% at September 30, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount

Allowance for loan losses as of December 31, 2010	$(362)
Provision for loan losses	(255)
Contract receivables write-offs, net	232

Allowance for loan losses as of September 30, 2011	$(385)

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $96 million and $255 million as a reduction of net revenues during the three and nine months ended September 30, 2011, respectively, and $85 million and $258 million during the three and nine months ended September 30, 2010, respectively.

 Credit Quality for Financed Receivables and the Allowance for Credit Losses

The basis of the differentiation within the identified class of financed VOI contract receivable is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300—850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis so as to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600, No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available). The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the update policy described above):

	As of September 30, 2011
	700+	600-699	<600	No Score	Asia Pacific	Total

Current	$1,419	$992	$345	$72	$281	$3,109
31—60 days	10	21	29	3	4	67
61—90 days	7	11	17	1	1	37
91—120 days	5	9	17	1	2	34

Total	$1,441	$1,033	$408	$77	$288	$3,247

	As of December 31, 2010
	700+	600-699	<600	No Score	Asia Pacific	Total

Current	$1,415	$990	$426	$59	$297	$3,187
31—60 days	10	23	34	2	4	73
61—90 days	7	14	22	1	3	47
91—120 days	5	10	19	1	2	37

Total	$1,437	$1,037	$501	$63	$306	$3,344

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

6.	Inventory

Inventory consisted of:

		December 31,
	September 30, 2011	2010

Land held for VOI development	$132	$131
VOI construction in process	201	229
Completed inventory and vacation credits (a)(b)	775	821

Total inventory	1,108	1,181
Less: Current portion	337	348

Non-current inventory	$771	$833

(a)	Includes estimated recoveries of $161 million and $148 million as of September 30, 2011 and December 31, 2010, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $76 million and $80 million as of September 30, 2011 and December 31, 2010, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

		December 31,
	September 30, 2011	2010

Securitized vacation ownership debt: (a)
Term notes	$1,512	$1,498
Bank conduit facility (b)	218	152

Total securitized vacation ownership debt	1,730	1,650
Less: Current portion of securitized vacation ownership debt	179	223

Long-term securitized vacation ownership debt	$1,551	$1,427

Long-term debt:
Revolving credit facility (due July 2016) (c)	$169	$154
6.00% senior unsecured notes (due December 2016) (d)	812	798
9.875% senior unsecured notes (due May 2014) (e)	243	241
3.50% convertible notes (due May 2012) (f)	27	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	108	115
Other	1	26

Total long-term debt	2,099	2,094
Less: Current portion of long-term debt	37	11

Long-term debt	$2,062	$2,083

(a)	Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,502 million and $2,865 million of underlying gross vacation ownership contract receivables and related assets as of September 30, 2011 and December 31, 2010, respectively.

(b)	Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of September 30, 2011, the total available capacity of the facility was $382 million.

(c)	Total capacity of the revolving credit facility is $1.0 billion, which includes availability for letters of credit. As of September 30, 2011, the Company had $11 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $820 million.

(d)	Represents senior unsecured notes issued by the Company during December 2006. The balance as of September 30, 2011 represents $800 million aggregate principal less $2 million of unamortized discount, plus $14 million of unamortized gains from the settlement of a derivative.

(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of September 30, 2011 represents $250 million aggregate principal less $7 million of unamortized discount.

(f)	Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the first nine months of 2011, the Company repurchased a portion of its outstanding 3.50% convertible notes, primarily through the completion of a cash tender offer (see “3.50% Convertible Notes” below for further details). The following table details the components of the convertible notes:

	September 30, 2011	December 31, 2010

Debt principal	$12	$116
Unamortized discount	(1)	(12)

Debt less discount	11	104
Fair value of bifurcated conversion feature (*)	16	162

Convertible notes	$27	$266

(*)	The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes (“Bifurcated Conversion Feature”).

(g)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of September 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(h)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of September 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes issued by the Company during March 2011. The balance as of September 30, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

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

Sierra Timeshare 2011-1 Receivables Funding, LLC.  On March 25, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-1 Receivables Funding LLC, in the initial principal amount of $400 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 3.70% and are secured by vacation ownership contract receivables. As of September 30, 2011, the Company had $290 million of outstanding borrowings under these term notes.

Sierra Timeshare Conduit Receivables Funding II, LLC.  On June 28, 2011, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through June 2013. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $600 million.

Revolving Credit Facility.  On July 15, 2011, the Company replaced its $980 million revolving credit facility with a $1.0 billion five-year revolving credit facility that expires on July 15, 2016. This facility is subject to a fee of 22.5 basis points based on total capacity and bears interest at LIBOR plus 142.5 basis points. The interest rate of this facility is dependent on the Company’s credit ratings. As of September 30, 2011, the Company had $169 million of outstanding borrowings and $11 million of outstanding letters of credit and, as such, the total available remaining capacity was $820 million.

Sierra Timeshare 2011-2 Receivables Funding, LLC.  On August 31, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-2 Receivables Funding LLC, in the initial principal amount of $300 million at an advance rate of 92%. These borrowings bear interest at a weighted average coupon rate of 4.01% and are secured by vacation ownership contract receivables. As of September 30, 2011, the Company had $274 million of outstanding borrowings under these term notes.

 3.50% Convertible Notes

During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. Concurrent with such issuance, the Company purchased cash-settled call options (“Call Options”) and entered into warrant transactions (“Warrants”). The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share and, subsequently, during March 2011, from $0.12 per share to $0.15 per share. As a result of the dividend increase and required adjustments, as of September 30, 2011, the Convertible Notes had a conversion reference rate of 80.4364 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $12.43 per share of the Company’s common stock), the conversion price of the Call Options was $12.43 and the exercise price of the Warrants was $19.68.

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

During the first nine months of 2011, the Company repurchased a portion of its remaining Convertible Notes with carrying value of $251 million primarily resulting from the completion of a cash tender offer ($95 million for the portion of Convertible Notes, including the unamortized discount, and $156 million for the related Bifurcated Conversion Feature) for $262 million. Concurrent with the repurchases, the Company settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, the Company made net payments of $219 million and incurred total losses of $12 million during the first nine months of 2011 and reduced the number of shares related to the Warrants to approximately 1 million as of September 30, 2011.

 Early Extinguishment of Debt

During each of the first two quarters of 2011 and during the third quarter of 2010, the Company repurchased a portion of its Convertible Notes and settled a portion of the related Call Options. In connection with these transactions, the Company incurred a loss of $12 million during the nine months ended September 30, 2011 and $11 million during the three and nine months ended September 30, 2010, which is included within interest expense on the Consolidated Statement of Income.

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

As of September 30, 2011, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2011, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

 Maturities and Capacity

The Company’s outstanding debt as of September 30, 2011 matures as follows:

	Securitized
	Vacation
	Ownership
	Debt	Other		Total

Within 1 year	$179	$37	(*)	$216
Between 1 and 2 years	213	10		223
Between 2 and 3 years	353	254		607
Between 3 and 4 years	184	11		195
Between 4 and 5 years	181	181		362
Thereafter	620	1,606		2,226

	$1,730	$2,099		$3,829

(*)	Includes a liability of $16 million related to the Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2011, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank	Revolving Credit
	Conduit Facility (a)	Facility

Total Capacity	$600	$1,000
Less: Outstanding Borrowings	218	169

Available Capacity	$382	$831	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of September 30, 2011, the available capacity of $831 million was further reduced to $820 million due to the issuance of $11 million of letters of credit.

 Interest Expense

Interest expense incurred in connection with the Company’s non-securitized debt was $37 million and $112 million during the three and nine months ended September 30, 2011, respectively, and $38 million and $110 million during the three and nine months ended September 30, 2010, respectively. The Company also incurred a loss of $12 million during the nine months ended September 30, 2011 and a loss of $11 million during the three and nine months ended September 30, 2010 in connection with the repurchase of a portion of its Convertible Notes and the settlement of the related Call Options, which is included within interest expense. Additionally, the Company recorded $16 million of costs incurred during the first quarter of 2010 for the early extinguishment of its term loan and revolving foreign credit facilities, which was included within interest expense during the nine months ended September 30, 2010. Cash paid related to such interest expense was $95 million and $80 million during the nine months ended September 30, 2011 and 2010, respectively. Such amounts exclude cash payments related to early extinguishment of debt costs.

Interest expense is partially offset on the Consolidated Statements of Income by capitalized interest of $3 million and $9 million during the three and nine months ended September 30, 2011, respectively, and $2 million and $4 million during the three and nine months ended September 30, 2010, respectively.

Cash paid related to consumer financing interest expense was $57 million and $68 million during the nine months ended September 30, 2011 and 2010, respectively.

8.	Transfer and Servicing of Financial Assets

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

The assets and liabilities of these vacation ownership SPEs are as follows:

		December 31,
	September 30, 2011	2010

Securitized contract receivables, gross (a)	$2,358	$2,703
Securitized restricted cash (b)	124	138
Interest receivables on securitized contract receivables (c)	19	22
Other assets (d)	1	2

Total SPE assets (e)	2,502	2,865

Securitized term notes (f)	1,512	1,498
Securitized conduit facilities (f)	218	152
Other liabilities (g)	17	22

Total SPE liabilities	1,747	1,672

SPE assets in excess of SPE liabilities	$755	$1,193

(a)	Included in current ($245 million and $266 million as of September 30, 2011 and December 31, 2010, respectively) and non-current ($2,113 million and $2,437 million as of September 30, 2011 and December 31, 2010, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)	Included in other current assets ($65 million and $77 million as of September 30, 2011 and December 31, 2010, respectively) and other non-current assets ($59 million and $61 million as of September 30, 2011 and December 31, 2010, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $24 million and $22 million as of September 30, 2011 and December 31, 2010, respectively, related to securitized debt.

(f)	Included in current ($179 million and $223 million as of September 30, 2011 and December 31, 2010, respectively) and long-term ($1,551 million and $1,427 million as of September 30, 2011 and December 31, 2010, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($3 million as of both September 30, 2011 and December 31, 2010) and other non-current liabilities ($14 million and $19 million as of September 30, 2011 and December 31, 2010, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $889 million and $641 million as of September 30, 2011 and December 31, 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

		December 31,
	September 30, 2011	2010

SPE assets in excess of SPE liabilities	$755	$1,193
Non-securitized contract receivables	889	641
Allowance for loan losses	(385)	(362)

Total, net	$1,259	$1,472

9.	Fair Value

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

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	September 30,	Observable	Inputs
	2011	Inputs (Level 2)	(Level 3)

Assets:
Derivatives: (a)
Call Options	$16	$—	$16
Interest rate contracts	7	7	—
Foreign exchange contracts	4	4	—
Securities available-for-sale (b)	6	—	6

Total assets	$33	$11	$22

Liabilities:
Derivatives: (c)
Bifurcated Conversion Feature	$16	$—	$16
Interest rate contracts	14	14	—
Foreign exchange contracts	11	11	—

Total liabilities	$41	$25	$16

(a)	Included in other current assets ($20 million) and other non-current assets ($7 million) on the Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)	Included in current portion of long-term debt ($16 million), accrued expenses and other current liabilities ($11 million) and other non-current liabilities ($14 million) on the Consolidated Balance Sheet.

		Fair Value Measure on a
		Recurring Basis
		Significant	Significant
	As of	Other	Unobservable
	December 31,	Observable	Inputs
	2010	Inputs (Level 2)	(Level 3)

Assets:
Derivatives: (a)
Call Options	$162	$—	$162
Interest rate contracts	7	7	—
Foreign exchange contracts	4	4	—
Securities available-for-sale (b)	6	—	6

Total assets	$179	$11	$168

Liabilities:
Derivatives: (c)
Bifurcated Conversion Feature	$162	$—	$162
Interest rate contracts	27	27	—
Foreign exchange contracts	12	12	—

Total liabilities	$201	$39	$162

(a)	Included in other current assets ($5 million) and other non-current assets ($168 million) on the Consolidated Balance Sheet.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)	Included in long-term debt ($162 million), accrued expenses and other current liabilities ($12 million) and other non-current liabilities ($27 million) on the Consolidated Balance Sheet.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 10—Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2011:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Derivative
		Liability-
	Derivative	Bifurcated	Securities
	Asset-Call	Conversion	Available-For-
	Options	Feature	Sale

Balance as of December 31, 2010	$162	$(162)	$6
Convertible Notes activity (*)	(156)	156	—
Change in fair value	10	(10)	—

Balance as of September 30, 2011	$16	$(16)	$6

(*)	Represents the change in value resulting from the Company’s repurchase of a portion of its Convertible Notes and the settlement of a corresponding portion of the Call Options (see Note 7—Long-Term Debt and Borrowing Arrangements).

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

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Vacation ownership contract receivables, net	$2,862	$3,243	$2,982	$2,782
Debt
Total debt (a)	3,829	3,974	3,744	3,871
Derivatives
Foreign exchange contracts (b)
Assets	4	4	4	4
Liabilities	(11)	(11)	(12)	(12)
Interest rate contracts (b)
Assets	7	7	7	7
Liabilities	(14)	(14)	(27)	(27)
Call Options
Assets	16	16	162	162

(a)	As of September 30, 2011 and December 31, 2010, includes $16 million and $162 million, respectively, related to the Bifurcated Conversion Feature liability.

(b)	Instruments are in net loss positions as of September 30, 2011 and December 31, 2010.

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

In accordance with the guidance for equity method investments, during the first quarter of 2011, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-down resulted in a $13 million charge, which is included within asset impairment on the Consolidated Statement of Income for the nine months ended September 30, 2011.

10.	Derivative Instruments and Hedging Activities

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

 Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The impact of the change in fair value of the fair value hedges and hedged debt was not material during both the three and nine months ended September 30, 2011.

In connection with the early extinguishment of the term loan facility during the first quarter of 2010 (See Note 7—Long-Term Debt and Borrowing Arrangements), the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from AOCI to interest expense on the Consolidated Statement of Income for the three months ended March 31, 2010. The amount of losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material.

The following table summarizes information regarding the gain amounts recognized in AOCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Derivatives designated as hedging instruments
Interest rate contracts	$1	$—	$5	$2

The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Derivatives not designated as hedging instruments
Foreign exchange contracts (a)	$(6)	$(8)	$(13)	$(11)
Interest rate contracts	1 (b)	4 (b)	7 (b)	11 (c)
Call Options	(5)	112	10	99
Bifurcated Conversion Feature	5	(112)	(10)	(99)

Total	$(5)	$(4)	$(6)	$—

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included primarily within interest expense on the Consolidated Statements of Income.

(c)	Included within interest expense and consumer financing interest expense on the Consolidated Statements of Income.

The following table summarizes information regarding the Company’s derivative instruments as of September 30, 2011:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$13

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$1
Foreign exchange contracts	Other current assets	4	Accrued exp. & other current liabilities	11
Call Options (*)	Other current assets	16		—
Bifurcated Conversion Feature (*)		—	Current portion of long-term debt	16

Total derivatives not designated as hedging instruments		$27		$28

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

The following table summarizes information regarding the Company’s derivative instruments as of December 31, 2010:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts			Other non-current liabilities	$18

Derivatives not designated as hedging instruments
Interest rate contracts	Other non-current assets	$7	Other non-current liabilities	$9
Foreign exchange contracts	Other current assets	4	Accrued exp. & other current liabilities	12
Call Options (*)	Other non-current assets	162		—
Bifurcated Conversion Feature (*)		—	Current portion of long-term debt	162

Total derivatives not designated as hedging instruments		$173		$183

(*)	See Note 7—Long-Term Debt and Borrowing Arrangements for further detail.

11.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2006. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2003.

The Company’s effective tax rate was 35.4% and 33.6% for the three months ended September 30, 2011 and 2010, respectively, and 38.1% and 34.4% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rates increased for both the three and nine month periods compared to the prior year primarily due to the absence of benefits derived from the prior year utilization of cumulative foreign tax credits, which is partially offset by the release of a tax valuation allowance during the third quarter of 2011.

The Company made cash income tax payments, net of refunds, of $89 million and $70 million during the nine months ended September 30, 2011 and 2010, respectively. Such payments exclude income tax related payments made to Cendant Corporation (now Avis Budget Group) (“Cendant” or “former Parent”).

12.	Commitments and Contingencies

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

The Company believes that it has adequately accrued for such matters with reserves of $35 million as of September 30, 2011. Such amount is exclusive of matters relating to the Company’s separation from its former Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

 Cendant Litigation

Under the Separation Agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

13.	Accumulated Other Comprehensive Income

The components of AOCI as of September 30, 2011 are as follows:

		Unrealized	Minimum
	Currency	Gains/(Losses)	Pension
	Translation	on Cash Flow	Liability
	Adjustments	Hedges, Net	Adjustment	AOCI

Balance, December 31, 2010, net of tax benefit of $40	$171	$(15)	$(1)	$155
Current period change	(25)	3	—	(22)

Balance, September 30, 2011, net of tax benefit of $40	$146	$(12)	$(1)	$133

The components of AOCI as of September 30, 2010 are as follows:

		Unrealized	Minimum
	Currency	Gains/(Losses)	Pension
	Translation	on Cash Flow	Liability
	Adjustments	Hedges, Net	Adjustment	AOCI

Balance, December 31, 2009, net of tax benefit of $32	$166	$(27)	$(1)	$138
Current period change	1	10 (*)	—	11

Balance, September 30, 2010, net of tax benefit of $39	$167	$(17)	$(1)	$149

(*)	Primarily represents the reclassification of an after-tax unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan facility (see Note 7—Long-Term Debt and Borrowing Arrangements).

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2011, 14.9 million shares remained available.

 Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2011 consisted of the following:

	RSUs			SSARs
			Weighted			Weighted
	Number		Average	Number		Average
	of RSUs		Grant Price	of SSARs		Exercise Price

Balance as of December 31, 2010	6.9		$12.35	2.2		$21.28
Granted	1.5	(b)	30.65	0.1	(b)	30.61
Vested/exercised	(2.8)		11.64	—		—
Canceled	(0.5)		14.74	—		—

Balance as of September 30, 2011 (a)	5.1	(c)	17.87	2.3	(d)	21.78

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $73 million as of September 30, 2011 which is expected to be recognized over a weighted average period of 2.8 years.

(b)	Primarily represents awards granted by the Company on February 24, 2011.

(c)	Approximately 5 million RSUs outstanding as of September 30, 2011 are expected to vest over time.

(d)	Approximately 1.7 million of the 2.3 million SSARs are exercisable as of September 30, 2011. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2011 had an intrinsic value of $20 million and have a weighted average remaining contractual life of 3 years.

On February 24, 2011, the Company approved grants of incentive equity awards totaling $46 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on February 24, 2011, the Company approved a grant of incentive equity awards totaling $11 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of September 30, 2011, there were approximately 350,000 PSUs outstanding with an aggregate unrecognized compensation expense of $8.6 million.

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

 Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $10 million and $31 million during the three and nine months ended September 30, 2011, respectively, and $9 million and $30 million during the three and nine months ended September 30, 2010, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $4 million during the three months ended both September 30, 2011 and 2010 and $12 million during the nine months ended both September 30, 2011 and 2010 for stock-based compensation arrangements on the Consolidated Statements of Income. During the nine months ended September 30, 2011, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million due to the vesting of RSUs and exercise of stock options. As of September 30, 2011, the Company’s APIC Pool balance was $29 million.

The Company paid $30 million and $23 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2011 and 2010, respectively. Such amount is included in other, net within financing activities on the Consolidated Statements of Cash Flows.

 Incentive Equity Awards

As of September 30, 2011, the Company had 1.9 million outstanding stock options, which were converted as a result of the Separation. These converted stock options had a weighted average exercise price of $38.78, had a weighted average remaining contractual life of 0.5 years and all 1.9 million options were exercisable. There were approximately 100,000 outstanding “in-the-money” stock options, which had an aggregate intrinsic value of $0.2 million.

15.	Segment Information

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

	Three Months Ended September 30,
	2011			2010
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA

Lodging	$222	$67		$203	$67
Vacation Exchange and Rentals	436	131	(b)	330	103	(e)
Vacation Ownership	559	149		533	123

Total Reportable Segments	1,217	347		1,066	293
Corporate and Other (a)	(5)	(18	)(c)	(1)	30	(c)

Total Company	$1,212	329		$1,065	323

Depreciation and amortization		43			43
Interest expense		34			47	(f)
Interest income		(19	)(d)		(2)

Income before income taxes		$271			$235

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(c)	Includes (i) $8 million and $52 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the three months ended September 30, 2011 and 2010, respectively, and (ii) $26 million and $23 million of corporate costs during the three months ended September 30, 2011 and 2010, respectively.

(d)	Includes $16 million of interest income related to a refund of value added taxes.

(e)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of ResortQuest during September 2010.

(f)	Includes $11 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the third quarter of 2010.

	Nine Months Ended September 30,
	2011			2010
	Net			Net
	Revenues	EBITDA		Revenues	EBITDA

Lodging	$561	$160	(b)	$525	$148	(h)
Vacation Exchange and Rentals	1,152	330	(c)	912	261	(i)
Vacation Ownership	1,550	376	(d)	1,483	310

Total Reportable Segments	3,263	866		2,920	719
Corporate and Other (a)	(10)	(57	)(e)	(6)	(4	)(e)

Total Company	$3,253	809		$2,914	715

Depreciation and amortization		133			128
Interest expense		115	(f)		133	(j)
Interest income		(22	)(g)		(3)

Income before income taxes		$583			$457

(a)	Includes the elimination of transactions between segments.

(b)	Includes a non-cash impairment charge of $13 million related to a write-down of an international joint venture in the Company’s lodging business.

(c)	Includes (i) a $31 million net benefit resulting from a refund of value added taxes, (ii) $7 million of restructuring cost incurred in connection with a strategic initiative commenced by the Company during 2010 and (iii) a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(d)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.

(e)	Includes (i) $16 million and $51 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the nine months ended September 30, 2011 and 2010, respectively, and (ii) $73 million and $55 million of corporate costs during the nine months ended September 30, 2011 and 2010, respectively.

(f)	Includes (i) $12 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the first nine months of 2011 and (ii) $3 million of interest related to value added tax accruals.

(g)	Includes $16 million of interest income related to a refund of value added taxes.

(h)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of the Tryp brand during June 2010.

(i)	Includes (i) $4 million related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010 and (ii) $1 million related to costs incurred in connection with the Company’s acquisition of ResortQuest during September 2010.

(j)	Includes (i) $16 million of costs incurred for the early extinguishment of the Company’s term loan and revolving foreign credit facilities during March 2010 and (ii) $11 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the third quarter of 2010.

16.	Restructuring

 2010 Restructuring Plan

During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the nine months ended September 30, 2011, the Company incurred $7 million of incremental costs and reduced its liability with $8 million of cash payments. The remaining liability of $7 million is expected to be paid in cash; $6 million of facility-related by the first quarter of 2020 and $1 million of personnel-related by the third quarter of 2012. As of September 30, 2011, the Company has incurred $16 million of expenses related to the 2010 restructuring plan.

 2008 Restructuring Plan

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2011, the Company reversed $1 million of previously recorded facility-related expenses and reduced its liability with $6 million of cash payments. The remaining liability of $5 million, all of which is facility-related, is expected to be paid in cash by September 2017. As of September 30, 2011, the Company has incurred $124 million of expenses related to the 2008 restructuring plan.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of				Liability as of
	December 31,	Costs		Cash	September 30,
	2010	Recognized		Payments	2011

Personnel-related (a)	$9	$—		$(8)	$1	(c)
Facility-related	11	6	(b)	(6)	11	(d)

	$20	$6		$(14)	$12

(a)	As of September 30, 2011, the Company had notified substantially all of the employees related to such costs.

(b)	Includes $7 million of costs incurred at the Company’s vacation exchange and rentals business and $1 million of a reversal of previously recorded expenses at the Company’s vacation ownership business.

(c)	Balance as of September 30, 2011 is recorded at the Company’s vacation exchange and rentals business.

(d)	Includes $6 million and $5 million at the Company’s vacation exchange and rentals business and vacation ownership business, respectively, as of September 30, 2011.

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

 Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $49 million and $78 million as of September 30, 2011 and December 31, 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2011, the letter of credit was $100 million.

As of September 30, 2011, the $49 million of Separation related liabilities is comprised of $40 million for tax liabilities, $4 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $19 million is recorded in current due to former Parent and subsidiaries and $28 million is recorded in long-term due to former Parent and subsidiaries as of September 30, 2011 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of September 30, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of September 30, 2011, the Company had $2 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

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

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended September 30, 2011 and 2010. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2011	2010	% Change

Lodging
Number of rooms (a)	611,200	605,700	0.9
RevPAR (b)	$39.49	$37.14	6.3
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,744	3,766	(0.6)
Exchange revenue per member (d)	$172.38	$173.44	(0.6)
Vacation rental transactions (in 000s) (e)(f)	370	322	14.9
Average net price per vacation rental (f)(g)	$701.81	$500.31	40.3
Vacation Ownership
Gross VOI sales (in 000s) (h)(i)	$455,000	$412,000	10.4
Tours (j)	197,000	187,000	5.3
Volume Per Guest (“VPG”) (k)	$2,197	$2,081	5.6

(a)	Represents the number of rooms at lodging properties at the end of the period which are (i) under franchise and/or management agreements and (ii) for the period ended September 30, 2010, managed under an international joint venture.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.

(d)	Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(e)	Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded for each standard one-week rental.

(f)	Includes the impact from the acquisitions of ResortQuest (September 2010), James Villa Holidays (November 2010) and a tuck-in acquisition (August 2011); therefore, such operating statistics for 2011 are not presented on a comparable basis to the 2010 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers divided by the number of vacation rental transactions.

(h)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended September 30 (in millions):

	2011	2010

Gross VOI sales	$455	$412
Less: WAAM sales (1)	(38)	(20)

Gross VOI sales, net of WAAM sales	417	392
Less: Loan loss provision	(96)	(85)

Vacation ownership interest sales (2)	$320	$308

(1)	Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)	VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $21 million and $23 million during the three months ended September 30, 2011 and 2010, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

Our consolidated results are as follows:

	Three Months Ended September 30,
	2011	2010	Change

Net revenues	$1,212	$1,065	$147
Expenses	928	786	142

Operating income	284	279	5
Other income, net	(2)	(1)	(1)
Interest expense	34	47	(13)
Interest income	(19)	(2)	(17)

Income before income taxes	271	235	36
Provision for income taxes	96	79	17

Net income	$175	$156	$19

Net revenues increased $147 million (13.8%) for the three months ended September 30, 2011 compared with the same period last year principally resulting from:

•	$92 million of incremental revenues contributed by acquisitions;

•	$25 million of higher revenues from our vacation ownership business primarily due to increased VOI sales and WAAM commission revenues;

•	$23 million of higher royalty, marketing and reservation revenues due to higher RevPAR and the impact of a change in the classification of third-party reservation fees from operating expenses; and

•	$16 million of a favorable impact from foreign exchange.

Total expenses increased by $142 million (18.1%) for the three months ended September 30, 2011 compared with the same period last year principally reflecting:

•	$71 million of incremental expenses related to acquisitions;

•	a $44 million impact from the resolution of and adjustment to certain contingent liabilities and assets;

•	$12 million due to the impact of a change in the classification of third-party reservation fees from operating expenses;

•	$9 million of an unfavorable impact from foreign exchange; and

•	$6 million of higher operating expenses resulting principally from the revenue increase (excluding acquisitions).

Interest expense decreased $13 million during the three months ended September 30, 2011 compared with the same period last year primarily as a result of the absence of $11 million of costs incurred during the third quarter of 2010 for the repurchase of a portion of our 3.50% convertible notes.

Interest income increased $17 million during the three months ended September 30, 2011 primarily due to $16 million of interest received during the third quarter of 2011 related to a refund of value added taxes.

Our effective tax rate increased from 33.6% during the third quarter of 2010 to 35.4% during the third quarter of 2011 primarily due to the absence of benefits derived from the prior year utilization of cumulative foreign tax credits, which is partially offset by $13 million related to the release of a tax valuation allowance during the third quarter of 2011.

As a result of these items, net income increased $19 million (12.2%) compared to the third quarter of 2010.

During 2011, we expect:

•	net revenues of approximately $4.2 billion to $4.3 billion;

•	depreciation and amortization of approximately $180 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $130 million to $135 million.

In addition, during 2012, we expect net revenues of approximately $4.4 billion to $4.6 billion.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2011 compared to September 30, 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011	2010	% Change

Lodging	$222	$203	9.4	$67	$67	—
Vacation Exchange and Rentals	436	330	32.1	131	103	27.2
Vacation Ownership	559	533	4.9	149	123	21.1

Total Reportable Segments	1,217	1,066	14.2	347	293	18.4
Corporate and Other (a)	(5)	(1)	*	(18)	30	*

Total Company	$1,212	$1,065	13.8	329	323	1.9

Less: Depreciation and amortization				43	43
Interest expense				34	47
Interest income				(19)	(2)

Income before income taxes				$271	$235

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $19 million (9.4%) and EBITDA was flat during the third quarter of 2011 compared to the same period last year.

Net revenues reflect a $23 million increase in royalty, marketing and reservation revenues primarily due to (i) a 6.3% increase in RevPAR resulting from stronger occupancy and average daily rates, (ii) a 6.0% increase in our international system size and (iii) the impact of a $12 million increase related to a change in the classification of third-party reservation fees to revenues from operating expenses, which were misclassified as contra expenses in prior periods. This change in classification had no impact on EBITDA. Net revenue was also favorably impacted by a $2 million increase in reimbursable revenues in our hotel management business, which has no impact on EBITDA. Such increases were partially offset by a $4 million decrease in other ancillary services revenues and a $2 million decrease in other franchise fees.

In addition, EBITDA was also unfavorably impacted by (i) $13 million of higher marketing and reservation expenses resulting from higher revenues and timing of spend and (ii) $3 million of pre-opening costs for the Wyndham Grand Orlando Resort Bonnet Creek owned hotel (“Bonnet Creek Hotel”). Such reductions to EBITDA were offset partially by (i) $7 million of lower costs principally for ancillary services and (ii) $4 million of lower bad debt expense.

As of September 30, 2011, we had approximately 7,190 properties and 611,200 rooms in our system.

Additionally, our hotel development pipeline included approximately 870 hotels and 114,600 rooms, of which 62% were international and 58% were new construction as of September 30, 2011.

We expect net revenues of approximately $710 million to $730 million during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	RevPAR to be up 6% to 8%; and

•	number of rooms (including Tryp) to increase 1% to 3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $106 million (32.1%) and $28 million (27.2%), respectively, during the third quarter of 2011 compared with the third quarter of 2010. EBITDA was unfavorably impacted by a loss of $4 million related to the write-off of foreign exchange translation adjustments resulting from the liquidation of a foreign entity. A weaker U.S. dollar compared to other foreign currencies contributed $16 million and $7 million in net revenues and EBITDA, respectively.

During the third quarter of 2011, we completed the acquisitions of substantially all of the assets of two vacation rental businesses in Colorado and Florida. This resulted in the addition of over 1,500 units to our portfolio. Our vacation exchange and rentals business now offers its leisure travelers access to approximately 99,000 vacation properties worldwide.

Acquisitions contributed $92 million of incremental net revenues (inclusive of $9 million of ancillary revenues) and $20 million of incremental EBITDA. EBITDA was also favorably impacted by the absence of $1 million of costs incurred in connection with the acquisition of ResortQuest during the third quarter of 2010. Due to the seasonality of revenue generation at these businesses, the earnings contributed from these acquisitions are highest in the third quarter.

Excluding the impact of $83 million of incremental vacation rental revenues from acquisitions and the favorable impact of foreign exchange movements of $13 million, net revenues generated from rental transactions and related services increased $3 million primarily due to a 1.4% increase in average net price per vacation rental. The increase in average net price per rental resulted from higher yield, primarily at our Landal GreenParks business, while rental transaction volume remained relatively flat.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, declined $2 million. Excluding $3 million of a favorable impact from foreign exchange movements, exchange and related service revenues decreased $5 million due to a 2.2% decrease in exchange revenue per member and a 0.6% decline in the average number of members. The decrease in exchange revenue per member is primarily due to lower exchange and member-rental transactions which we believe are the result of the impact of both Hurricane Irene and club memberships where there is a lower propensity to transact. Such declines were partially offset by an increase in other transaction fee revenue from combining deposited timeshare intervals, which allows members the ability to transact into higher-valued vacations.

In addition, EBITDA further reflects $5 million of favorable impacts from foreign exchange transactions and foreign exchange hedging contracts.

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

Vacation Ownership

Net revenues and EBITDA increased $26 million (4.9%) and $26 million (21.1%), respectively, during the third quarter of 2011 compared with the third quarter of 2010.

Gross sales of VOIs, net of WAAM sales increased $25 million (6.4%) driven principally by a 5.6% increase in VPG and a 5.3% increase in tour flow. The increase in VPG is attributable to improved close rates, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses increased $11 million primarily as a result of higher gross VOI sales and an unfavorable impact from the slow pace of the economic recovery. In addition, net revenues were favorably impacted by a $3 million increase in ancillary revenues, as a result of higher fees generated by other non-core operations.

Net revenues and EBITDA generated by WAAM increased by $11 million and $4 million, respectively, due to increased commissions earned on $18 million of higher VOI sales under WAAM.

Net revenues were unfavorably impacted by $2 million and EBITDA was favorably impacted by $4 million due to lower consumer financing revenues attributable to a decline in our contract receivables portfolio which was more than offset in EBITDA by a $6 million decrease in interest expense on our securitized debt. Compared to last year, our net interest income margin increased to 80% from 75% due to (i) a reduction in our weighted average interest rate to 4.8% from 6.5% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $73 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$8 million of increased marketing expenses due to increased tours for new owner generation;

•	$5 million of increased costs associated with maintenance fees on unsold inventory; and

•	$4 million of increased employee related expenses.

Such increases were offset by:

•	$17 million of lower cost of VOI sales due to product mix and relative sales value adjustments; and

•	the absence of a $4 million non-cash impairment charge recorded during the third quarter of 2010.

We expect net revenues of approximately $2.0 billion to $2.1 billion during 2011. In addition, as compared to 2010, we expect our operating statistics during 2011 to perform as follows:

•	gross VOI sales to be $1.5 billion to $1.6 billion (including approximately $100 million to $125 million related to WAAM);

•	tours to increase 5% to 8%; and

•	VPG to increase 2% to 4%.

Corporate and Other

Corporate and Other EBITDA decreased $48 million during the third quarter of 2011 compared to the same period during 2010 resulting primarily from (i) the absence of a $52 million net benefit recorded in the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006 and (ii) $3 million of increased costs primarily related to data security enhancements. Such increases were offset partially by an $8 million net benefit recorded in the third quarter of 2011 related to the resolution of and adjustment to certain contingent liabilities and assets.

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

Our consolidated results are as follows:

	Nine Months Ended September 30,
	2011	2010	Change

Net revenues	$3,253	$2,914	$339
Expenses	2,586	2,333	253

Operating income	667	581	86
Other income, net	(9)	(6)	(3)
Interest expense	115	133	(18)
Interest income	(22)	(3)	(19)

Income before income taxes	583	457	126
Provision for income taxes	222	157	65

Net income	$361	$300	$61

Net revenues increased $339 million (11.6%) for the nine months ended September 30, 2011 compared with the same period last year primarily resulting from:

•	$181 million of incremental revenues related to acquisitions;

•	$67 million of higher revenues from our vacation ownership business primarily due to increased VOI sales, WAAM commission revenues and property management fees, partially offset by the impact of a change in the reporting of fees related to incidental VOI operations;

•	$38 million of a favorable impact from foreign exchange;

•	$31 million of higher revenues in our lodging business due primarily from higher royalty, marketing and reservation fees resulting from stronger RevPAR and the impact of a change in the classification of third-party reservation fees from operating expenses; and

•	$26 million of increased revenue from our exchange and rentals business primarily due to improved yield at our vacation rentals business, higher rental transactions and the impact of a change in the classification of third-party sales commission fees to operating expenses.

Total expenses increased by $253 million (10.8%) for the nine months ended September 30, 2011 compared with the same period last year principally reflecting:

•	$149 million of incremental expenses related to acquisitions;

•	$66 million of higher operating expenses resulting from the revenue increases (excluding acquisitions);

•	a $35 million impact from the resolution of and adjustment to certain contingent liabilities and assets;

•	a $32 million unfavorable impact from foreign exchange;

•	$13 million for a non-cash impairment charge related to a write-down of an international joint venture in the lodging business due to our partner’s indirect relationship with the Libyan government; and

•	$11 million of increased costs primarily for data security enhancements.

Such expense increases were partially offset by (i) a $31 million net benefit resulting from a refund of value added taxes and (ii) $20 million of decreased litigation costs at our vacation ownership business.

Other income, net increased by $3 million primarily due to a gain on the redemption of a preferred stock investment allocated to us in connection with the Separation.

Interest expense decreased $18 million during the nine months ended September 30, 2011 compared with the same period last year primarily as a result of (i) the absence of $16 million of costs incurred during 2010 resulting from the early termination of our term loan and revolving foreign credit facilities, (ii) the absence of $11 million of costs incurred during the third quarter of 2010 for the repurchase of a portion of our 3.50% convertible notes and (iii) $5 million of higher capitalized interest in 2011 primarily as a result of construction of the Bonnet Creek Hotel. Such decreases were partially offset by (i) $12 million of costs incurred in 2011 for the repurchase of a portion of our 3.50% convertible notes and (ii) $3 million of interest related to non-US value-added taxes.

Interest income increased $19 million during the nine months ended September 30, 2011 primarily due to $16 million of interest received in the third quarter of 2011 related to a refund of value added taxes.

Our effective tax rate increased from 34.4% during the nine months ended September 30, 2010 to 38.1% during the nine months ended September 30, 2011 primarily due to the absence of benefits derived from the prior year utilization of cumulative foreign tax credits, which is partially offset by $13 million related to the release of a tax valuation allowance during the third quarter of 2011.

As a result of these items, our net income increased $61 million (20.3%) compared to the first nine months of 2010.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2011 compared to September 30, 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011	2010	% Change

Lodging	$561	$525	6.9	$160	$148	8.1
Vacation Exchange and Rentals	1,152	912	26.3	330	261	26.4
Vacation Ownership	1,550	1,483	4.5	376	310	21.3

Total Reportable Segments	3,263	2,920	11.7	866	719	20.4
Corporate and Other (a)	(10)	(6)	*	(57)	(4)	*

Total Company	$3,253	$2,914	11.6	809	715	13.1

Less: Depreciation and amortization				133	128
Interest expense				115	133
Interest income				(22)	(3)

Income before income taxes				$583	$457

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues and EBITDA increased by $36 million (6.9%) and $12 million (8.1%), respectively, during the nine months ended September 30, 2011 compared to the same period last year. Excluding the impact of a $13 million non-cash impairment charge related to the write-down of an international joint venture, EBITDA increased $25 million (16.9%).

Net revenues and EBITDA were favorably impacted by $5 million and $3 million, respectively, as a result of the Tryp hotel brand acquisition in the second quarter of 2010.

Excluding the impact of the Tryp acquisition, net revenues reflects a $42 million increase in royalty, marketing and reservation revenues primarily due to (i) a 7.0% increase in domestic RevPAR resulting from stronger occupancy, (ii) a 6.4% increase in our international system size and (iii) the impact of a $15 million increase related to a change in the classification of third-party reservation fees to revenues from operating expenses, which were misclassified as contra expenses in prior periods. This change in classification had no impact on EBITDA. Such increases were partially offset by an $11 million decrease in ancillary services revenues and other franchise fees.

In addition, EBITDA was also favorably impacted by (i) $17 million of lower costs principally associated with ancillary services and (ii) $7 million of lower bad debt expenses. Such decreases were partially offset by (i) $15 million of higher marketing and reservation expenses resulting primarily from higher revenues and (ii) $3 million of pre-opening costs for the Bonnet Creek Hotel.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $240 million (26.3%) and $69 million (26.4%), respectively, during the nine months ended September 30, 2011 compared with the same period during 2010. EBITDA was favorably impacted by a $31 million net benefit resulting from a refund of value added taxes, which was partially offset by $7 million of higher costs related to organizational realignment initiatives and a loss of $4 million related to the write-off of foreign exchange translation adjustments resulting from the liquidation of a foreign entity. A weaker U.S. dollar compared to other foreign currencies contributed $38 million and $10 million in net revenues and EBITDA, respectively.

During the third quarter of 2011, we completed the acquisitions of substantially all of the assets of two vacation rental businesses in Colorado and Florida. This resulted in the addition of over 1,500 units to our portfolio. Our vacation exchange and rentals business now offers its leisure travelers access to approximately 99,000 vacation properties worldwide.

Acquisitions contributed $176 million of incremental net revenues (inclusive of $22 million of ancillary revenues) and $24 million of incremental EBITDA. EBITDA was also favorably impacted by the absence of $5 million of costs incurred in connection with the acquisitions of Hoseasons and ResortQuest during the nine months ended September 30, 2010. Due to the seasonality of revenue generation at these businesses, the earnings contributed from these acquisitions are highest in the third quarter.

Excluding the impact of $154 million of incremental vacation rental revenues from acquisitions and the favorable impact of foreign exchange movements of $28 million, net revenues generated from rental transactions and related services increased $27 million due to a 4.7% increase in average net price per vacation rental and a 2.2% increase in rental transaction volume. The increase in average net price per vacation rental resulted from (i) higher yield at our Novasol and Landal GreenParks businesses and (ii) an $11 million impact primarily related to a change in the classification of third-party sales commission fees to operating expenses which were misclassified as contra revenue in the same period last year. This change in classification had no impact on EBITDA. Rental transaction volume increased primarily due to favorability at our Novasol and Landal GreenParks businesses.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $10 million. Excluding $10 million of a favorable impact from foreign exchange movements, exchange and related service revenues remained flat primarily due to an increase in other transaction fee revenue from combining deposited timeshare intervals, which allows members the ability to transact into higher-valued vacations, and the impact of a $4 million increase related to a change in the classification of third-party credit card processing fees to operating expenses, which were misclassified as contra revenue in prior periods. This change in reporting had no impact on EBITDA. These increases were offset by lower exchange and member-rental transactions, which we believe are the result of the impact of club memberships where there is a lower propensity to transact.

In addition, EBITDA further reflects $7 million of higher volume-related costs.

Vacation Ownership

Net revenues and EBITDA increased $67 million (4.5%) and $66 million (21.3%), respectively, during the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Gross sales of VOIs, net of WAAM sales increased $57 million (5.4%) driven principally by an 8.1% increase in tour flow and a 1.5% increase in VPG. The increase in VPG is attributable to an increase in the average price per transaction, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses declined $3 million primarily as a result of improved portfolio performance, partially offset by higher gross VOI sales. In addition, net revenues were unfavorably impacted by a $26 million decrease in ancillary revenues, primarily associated with a misclassification of fees related to incidental VOI operations. This change in classification from gross basis reporting in revenues to net basis reporting in operating expenses had no impact on EBITDA.

Net revenues and EBITDA generated by our WAAM increased by $23 million and $6 million, respectively, due to increased commissions earned on $38 million of higher VOI sales under our WAAM.

Property management net revenues and EBITDA increased $18 million and $7 million, respectively, resulting primarily from higher reimbursement revenues and higher fees for additional services. The reimbursement revenues have no impact on EBITDA.

Net revenues were unfavorably impacted by $8 million and EBITDA was favorably impacted by $5 million due to lower consumer financing revenues attributable to a decline in our contract receivables portfolio which was more than offset in EBITDA by a $13 million decrease in interest expense on our securitized debt. Compared to last year, our net interest income margin increased to 79% from 75% due to (i) a reduction in our weighted average interest rate to 5.2% from 7.2% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $168 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$24 million of increased marketing expenses due to increased tours for new owner generation;

•	$23 million of increased costs associated with maintenance fees on unsold inventory; and

•	$9 million of increased sales costs.

Such decreases were partially offset by:

•	$23 million of lower cost of VOI sales due to product mix and relative sales value adjustments; and

•	$20 million of decreased litigation related costs.

Corporate and Other

Corporate and Other EBITDA decreased $53 million during the nine months ended September 30, 2011 compared to the same period during 2010 resulting from:

•	the absence of a $51 million net benefit recorded in the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets primarily due to the settlement of the IRS examination of Cendant’s taxable years 2003 through 2006;

•	$11 million of increased costs primarily for data security enhancements;

•	$5 million of lower net gains from hedging activities; and

•	$5 million of higher employee-related costs.

Such increases in expenses were partially offset by:

•	a $16 million benefit from the resolution of and adjustment to certain contingent liabilities and assets during the nine months ended September 30, 2011; and

•	a $4 million gain related to the redemption of a preferred stock investment allocated to us in connection with the Separation.

RESTRUCTURING PLANS

2010 Restructuring Plan

In connection with the recent implementation of significant technology enhancements at our vacation exchange and rentals business during 2010, we committed to a strategic realignment initiative targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the nine months ended September 30, 2011, we incurred $7 million of incremental costs and reduced our liability with $8 million of cash payments. As of September 30, 2011, the remaining liability of $7 million is expected to be paid in cash; $6 million of facility-related by the first quarter of 2020 and $1 million of personnel-related by the third quarter of 2012. We anticipate annual net savings of approximately $8 million from such initiative.

2008 Restructuring Plan

In response to a deteriorating global economy, during 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2011, we reversed $1 million of previously recorded facility-related expenses and reduced our liability with $6 million of cash payments. As of September 30, 2011, the remaining liability was $5 million, all of which is facility-related, and is expected to be paid in cash by September 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2011	2010	Change

Total assets	$9,022	$9,416	$(394)
Total liabilities	6,603	6,499	104
Total stockholders’ equity	2,419	2,917	(498)

Total assets decreased $394 million from December 31, 2010 to September 30, 2011 primarily due to:

•	a $178 million decrease in other non-current assets primarily due to the settlement of a portion of our call options in connection with the repurchase of a portion of our 3.50% convertible notes;

•	a $120 million decrease in vacation ownership contract receivables, net primarily due to principal collections exceeding net loan originations;

•	a $73 million decrease in inventory primarily due to VOI sales and lower development spending during 2011;

•	a $59 million decrease in trade receivables, net, primarily due to seasonality at our European vacation rentals businesses, partially offset by increased receivables due to higher revenue at our lodging business; and

•	a $15 million decrease in other current assets primarily due to decreased current securitized restricted cash resulting from the timing of cash that we are required to set aside in connection with vacation ownership contract receivables securitizations and the receipt of a value added tax refund.

Such decreases were partially offset by:

•	a $47 million increase in property and equipment primarily related to capital expenditures for information technology enhancements, construction of new bungalows at our Landal GreenParks business and construction of our Bonnet Creek Hotel, partially offset by current year depreciation of property and equipment; and

•	an increase of $19 million in cash and cash equivalents.

Total liabilities increased $104 million from December 31, 2010 to September 30, 2011 primarily due to:

•	an $80 million net increase in our securitized vacation ownership debt;

•	a $71 million increase in accrued expenses and other current liabilities primarily as a result of the timing of income tax payments and increased value added tax accruals; and

•	a $55 million increase in deferred income taxes primarily attributable to a change in the utilization of alternative minimum tax credits.

Such increases were partially offset by:

•	a $53 million decrease in accounts payable primarily due to seasonality at our vacation rentals businesses;

•	a $30 million decrease in deferred income primarily resulting from shorter membership terms at our vacation exchange and rentals business; and

•	a $30 million decrease in due to former Parent and subsidiaries as a result of the payment and settlement of certain legacy liabilities.

Total stockholders’ equity decreased $498 million from December 31, 2010 to September 30, 2011 primarily due to:

•	$677 million of share repurchases;

•	$112 million for the repurchase of warrants;

•	$76 million of dividends; and

•	$25 million of currency translation adjustments, net of tax.

Such decreases were partially offset by:

•	$361 million of net income; and

•	a $17 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility. In addition, certain funding requirements of our vacation ownership business are met through the utilization of our bank conduit facility and the issuance of securitized debt to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facility and continued access to the securitization and debt markets provide us with sufficient liquidity to meet our ongoing needs.

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

CASH FLOWS

During the nine months ended September 30, 2011 and 2010, we had a net change in cash and cash equivalents of $19 million and $15 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2011	2010	Change

Cash provided by/(used in):
Operating activities	$860	$528	$332
Investing activities	(159)	(260)	101
Financing activities	(674)	(255)	(419)
Effects of changes in exchange rate on cash and cash equivalents	(8)	2	(10)

Net change in cash and cash equivalents	$19	$15	$4

Operating Activities

During the nine months ended September 30, 2011, net cash provided by operating activities increased $332 million as compared to the nine months ended September 30, 2010 primarily reflecting $67 million of cash received for value added taxes comprised of a $51 million refund and $16 million of related interest income, of which $29 million is included in net income and $38 million is in working capital. Working capital further contributed to cash provided by operating activities due to:

•	the absence of a net payment of $145 million in 2010 relating to the IRS settlement, which was reflected within due to former Parent and subsidiaries;

•	$66 million of lower cash utilization resulting from the recognition of deferred ancillary revenues during 2010 at our vacation ownership business; and

•	the absence of a $51 million reduction in accrued liabilities recorded during the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets.

Investing Activities

During the nine months ended September 30, 2011, net cash used in investing activities decreased $101 million as compared to the nine months ended September 30, 2010, primarily reflecting $132 million of lower payments for acquisitions, partially offset by an increase of $53 million in capital spending primarily for construction on our Bonnet Creek Hotel and information technology related initiatives.

Financing Activities

During the nine months ended September 30, 2011, net cash used in financing activities increased $419 million as compared to the nine months ended September 30, 2010, which principally reflects:

•	$485 million of higher share repurchases,

•	$249 million of lower proceeds from the issuance of notes; and

•	$65 million of higher repurchases of our convertible notes.

Such increases in cash outflows were partially offset by $428 million of higher net proceeds related to non-securitized borrowings.

Convertible Debt.  We utilized some of our cash flow to retire a portion of our convertible debt and settle a related portion of call options (“Call Options”) and warrants (“Warrants”). During the first nine months of 2011, we repurchased approximately 90%, or $104 million face value, of our remaining 3.50% convertible notes that had a carrying value of $251 million, primarily through the completion of a cash tender offer ($95 million for the portion of convertible notes, including the unamortized discount, and $156 million for the related bifurcated conversion feature) for $262 million. Concurrent with the repurchases, we settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, we made net payments of $219 million and incurred total losses of $12 million during the first nine months of 2011. This transaction reduced the number of shares related to the Warrants to approximately 1 million as of September 30, 2011. As the Warrants had a dilutive effect when our common stock price exceeds the Warrant strike price of $19.76 per share, this transaction will result in reduced future share dilution if our common stock price continues to exceed the

Warrant strike price. In addition, this transaction is expected to create economic value as we believe our common stock price will increase, resulting in a benefit that exceeds the cost of purchasing these Warrants.

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

During the nine months ended September 30, 2011, we spent $161 million on capital expenditures, equity investments and development advances primarily on (i) information technology enhancement projects, (ii) $36 million for construction of our Bonnet Creek Hotel, (iii) construction of new bungalows at our Landal GreenParks business and (iv) equity investments and development advances. During 2011, we anticipate spending approximately $225 million to $240 million on capital expenditures (which includes costs related to the completion of our Bonnet Creek Hotel), equity investments and development advances. Additionally, in an effort to support growth in the Wyndham Hotels and Resorts brand, we plan on investing approximately $200 million in mezzanine and other financing over the next several years.

In addition, we spent $46 million relating to vacation ownership development projects (inventory) during the nine months ended September 30, 2011. We anticipate spending on average approximately $130 million annually from 2011 through 2014 on vacation ownership development projects (approximately $80 million to $90 million during 2011), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $130 million annually from 2011 through 2014, we expect to have adequate inventory through at least 2015.

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

Share Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million annually over the next several years. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. On July 22, 2010, the Board increased the authorization by $300 million and, further increased the authorization by $500 million on both April 25, 2011 and August 11, 2011, bringing the total share authorization to $1.5 billion. Under such program, we repurchased 11,426,202 shares at an average price of $25.78 for a cost of $295 million and repurchase capacity increased $53 million from proceeds received from stock option exercises as of December 31, 2010. During the first nine months of 2011, we repurchased 22,007,292 shares at an average price of $30.74 for a cost of $677 million and repurchase capacity increased $10 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period October 1, 2011 through October 25, 2011, we repurchased an additional 1.4 million shares at an average price of $29.19 for a cost of $40 million. We currently have $553 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the first quarter of 2011, we increased our dividend by 25%, from $0.12 to $0.15 per share of common stock outstanding, and as a result, we projected our dividend payout ratio to be approximately 28% of the midpoint of our then estimated 2011 net income after certain adjustments. During the quarterly periods ended March 31, June 30 and September 30, 2011, we paid a cash dividend of $0.15 per share of common stock issued and outstanding on the record date for the applicable dividend. We expect our dividend policy for the future is to increase dividends, at a minimum, at the rate of the growth of our business.

FINANCIAL OBLIGATIONS

Our indebtedness consisted of:

	September 30,	December 31,
	2011	2010

Securitized vacation ownership debt: (a)
Term notes	$1,512	$1,498
Bank conduit facility (b)	218	152

Total securitized vacation ownership debt	$1,730	$1,650

Long-term debt:
Revolving credit facility (due July 2016) (c)	$169	$154
6.00% senior unsecured notes (due December 2016) (d)	812	798
9.875% senior unsecured notes (due May 2014) (e)	243	241
3.50% convertible notes (due May 2012) (f)	27	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	108	115
Other	1	26

Total long-term debt	$2,099	$2,094

(a)	Represents non-recourse debt that is currently securitized through 12 bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest. These outstanding borrowings are collateralized by $2,502 million and $2,865 million of underlying gross vacation ownership contract receivables and related assets as of September 30, 2011 and December 31, 2010, respectively.

(b)	Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of September 30, 2011, the total available capacity of the facility was $382 million.

(c)	The revolving credit facility has a total capacity of $1.0 billion, which includes availability for letters of credit. As of September 30, 2011, we had $11 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $820 million.

(d)	Represents senior unsecured notes we issued during December 2006. The balance as of September 30, 2011 represents $800 million aggregate principal less $2 million of unamortized discount, plus $14 million of unamortized gains from the settlement of a derivative.

(e)	Represents senior unsecured notes we issued during May 2009. The balance as of September 30, 2011 represents $250 million aggregate principal less $7 million of unamortized discount.

(f)	Represents convertible notes we issued during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During the first nine months of 2011, we repurchased a portion of our outstanding 3.50% convertible notes, primarily through the completion of a cash tender offer. The following table details the components of the convertible notes:

	September 30,	December 31,
	2011	2010

Debt principal	$12	$116
Unamortized discount	(1)	(12)

Debt less discount	11	104
Fair value of bifurcated conversion feature(*)	16	162

Convertible notes	$27	$266

(*)	We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.

(g)	Represents senior unsecured notes we issued during February 2010. The balance as of September 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(h)	Represents senior unsecured notes we issued during September 2010. The balance as of September 30, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.

(i)	Represents senior unsecured notes we issued during March 2011. The balance as of September 30, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.

(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2011 Debt Issuances

During the nine months ended September 30, 2011, we issued senior unsecured notes, closed two term securitizations, renewed our securitized bank conduit facility, repurchased a portion of our 3.50% convertible notes and replaced our revolving credit facility. For further detailed information about such debt, see Note 7—Long-term Debt and Borrowing Arrangements.

Capacity

As of September 30, 2011, available capacity under our borrowing arrangements was as follows:

	Securitized
	Bank Conduit	Revolving Credit
	Facility (a)	Facility

Total Capacity	$600	$1,000
Less: Outstanding Borrowings	218	169

Available Capacity	$382	$831	(b)

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The capacity under our revolving credit facility includes availability for letters of credit. As of September 30, 2011, the available capacity of $831 million was further reduced to $820 million due to the issuance of $11 million of letters of credit.

Transfer and Servicing of Financial Assets

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are currently securitized through 12 bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. We service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from us. The receivables held by the bankruptcy-remote SPEs are not available to our creditors and legally are not our assets. Additionally, the creditors of these SPEs have no recourse to us for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30,	December 31,
	2011	2010

Securitized contract receivables, gross	$2,358	$2,703
Securitized restricted cash	124	138
Interest receivables on securitized contract receivables	19	22
Other assets (a)	1	2

Total SPE assets (b)	2,502	2,865

Securitized term notes	1,512	1,498
Securitized conduit facilities	218	152
Other liabilities (c)	17	22

Total SPE liabilities	1,747	1,672

SPE assets in excess of SPE liabilities	$755	$1,193

(a)	Includes interest rate derivative contracts and related assets.

(b)	Excludes deferred financing costs of $24 million and $22 million as of September 30, 2011 and December 31, 2010, respectively, related to securitized debt.

(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $889 million and $641 million as of September 30, 2011 and December 31, 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30,	December 31,
	2011	2010

SPE assets in excess of SPE liabilities	$755	$1,193
Non-securitized contract receivables	889	641
Allowance for loan losses	(385)	(362)

Total, net	$1,259	$1,472

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2011, our consolidated interest coverage ratio was 10.4 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2011, our consolidated leverage ratio was 2.0 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2011, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2011, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $300 million outstanding as of September 30, 2011. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

As of September 30, 2011, we had $382 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

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

SEASONALITY

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation rentals are highest. Revenues from vacation exchange and member-related transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the second and third quarters than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5%, while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which we assumed in connection with the Separation was $49 million and $78 million as of September 30, 2011 and December 31, 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation(s). We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2011, the letter of credit was $100 million.

As of September 30, 2011, the $49 million of Separation related liabilities is comprised of $40 million for tax liabilities, $4 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $19 million is recorded in current due to former Parent and subsidiaries and $28 million is recorded in long-term due to former Parent and subsidiaries as of September 30, 2011 on the Consolidated Balance Sheet. We will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of September 30, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of September 30, 2011, we had $2 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/11-	10/1/12-	10/1/13-	10/1/14-	10/1/15-
	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16	Thereafter	Total

Securitized debt (a)	$179	$213	$353	$184	$181	$620	$1,730
Long-term debt	37	10	254	11	181	1,606	2,099
Interest on securitized and long-term debt (b)	213	207	196	179	171	177	1,143
Operating leases	80	59	41	41	38	253	512
Other purchase commitments (c)	217	24	9	4	3	133	390
Contingent liabilities (d)	21	28	—	—	—	—	49

Total (e)	$747	$541	$853	$419	$574	$2,789	$5,923

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal cost.

(d)	Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)	Excludes $24 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 12 to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A.	RISK FACTORS.

Before you invest in our securities you should carefully consider each of the following risk factors and all of the other information provided in this report. We believe that the following information identifies the most significant risks that may impact us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into an actual event, the event could have a material adverse effect on our business, financial condition or results of operations. In such case, the market price of our common stock could decline.

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

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers’ compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the risk that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interests; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt;

•	the quality of the services provided by franchisees, our vacation exchange and rentals business, resorts with units that are exchanged through our vacation exchange business and/or resorts in which we sell vacation ownership interests may adversely affect our image and reputation;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding in one or more segments of the hospitality industry and/or in one or more geographic regions;

•	changes in the number and occupancy and room rates of hotels operating under franchise and management agreements;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of	Average Price Paid	Part of Publicly	that May Yet Be
Period	Shares Purchased	per Share	Announced Plan	Purchased Under Plan
July 1—31, 2011	1,493,900	$34.11	1,493,900	$343,960,636
August 1—31, 2011	6,377,577	$28.45	6,377,577	$662,542,219
September 1—30, 2011(*)	2,331,678	$30.51	2,331,678	$592,197,624
Total	10,203,155	$29.75	10,203,155	$592,197,624

(*)	Includes 223,329 shares purchased for which the trade date occurred during September 2011 while settlement occurred during October 2011.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances of approximately $600 million to $700 million, annually, beginning in 2011. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. On July 22, 2010, the Board increased the authorization for the stock repurchase program by $300 million and, on April 25, 2011 and August 11, 2011, further increased the authorization by $500 million. As a result of such increases, total authorization under the program was $1.5 billion as of September 30, 2011. During the third quarter of 2011, repurchase capacity increased $1 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period October 1, 2011 through October 25, 2011, we repurchased an additional 1.4 million shares at an average price of $29.19. We currently have $553 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 26, 2011	/s/ Thomas G. Conforti Thomas G. Conforti Chief Financial Officer

Date: October 26, 2011	/s/ Nicola Rossi Nicola Rossi Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed July 19, 2006)
10.1*	Credit Agreement, dated as of July 15, 2011, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, The Bank of Nova Scotia, Deutsche Bank Securities Inc., The Royal Bank of Scotland PLC, Credit Suisse AG, Cayman Islands Branch, Compass Bank and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and National Australia Bank Limited, as Managing Agents.
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Label Linkbase Document**
101.LAB	XBRL Taxonomy Presentation Linkbase Document**
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed with this report

**	Furnished with this report