Form 10-K
period 2011-12-31
WYNDHAM WORLDWIDE CORP
filed 2012-02-17
CIK 1361658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 001-32876

WYNDHAM WORLDWIDE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-0052541
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

22 SYLVAN WAY PARSIPPANY, NEW JERSEY	07054 (Zip Code)
(Address of Principal Executive Offices)

(973) 753-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, was $5,521,675,980. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2012, the registrant had outstanding 145,946,692 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

OVERVIEW

As one of the world’s largest hospitality companies, we offer individual consumers and business customers a broad array of hospitality services and products across various accommodation alternatives and price ranges through our portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Our operations are grouped into three segments of the hospitality industry: lodging, vacation exchange and rentals and vacation ownership. With our 30 brands, which include Wyndham Hotels and Resorts, Tryp by Wyndham, Ramada, Days Inn, Super 8, Howard Johnson, Wyndham Rewards, Wingate by Wyndham, Microtel Inns & Suites, RCI, The Registry Collection, Landal GreenParks, Novasol, Hoseasons, cottages4you, James Villa Holidays, ResortQuest by Wyndham Vacation Rentals, The Resort Company by Wyndham Vacation Rentals, Wyndham Vacation Resorts and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets in the U.S. and throughout the rest of the world.

Approximately 60% of our revenues come from fees that we receive in exchange for providing services. We refer to the businesses that generate these fees as our “fee-for-service” businesses. We receive fees: (i) in the form of royalties for use of our brand names; (ii) for providing hotel and resort management services; (iii) for providing property management services to vacation ownership resorts; (iv) for providing vacation exchange and rentals services; and (v) for providing services under our Wyndham Asset Affiliation Model (“WAAM”). The remainder of our revenue comes primarily from proceeds received from the sale of vacation ownership interests and related financing.

•

Our lodging business, Wyndham Hotel Group, is the world’s largest hotel company based on the number of properties, franchising in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and providing hotel management services globally for full-service hotels. This is predominantly a fee-for-service business that provides recurring revenue streams, requires low capital investment and produces strong cash flow.

•

Our vacation exchange and rentals business, Wyndham Exchange & Rentals, is the world’s largest member-based vacation exchange network based on the number of vacation exchange members and the world’s largest marketer of professionally serviced vacation rental properties based on the number of vacation rental properties marketed. Through this business, we provide vacation exchange services and products and access to distribution systems and networks to resort developers and owners of intervals of vacation ownership interests, and we market vacation rental properties primarily on behalf of independent owners, vacation ownership developers and other hospitality providers. This is primarily a fee-for-service business that provides stable revenue streams, requires low capital investment and produces strong cash flow.

•

Our vacation ownership business, Wyndham Vacation Ownership, is the world’s largest vacation ownership business based on the number of resorts, units, owners and revenues. Through our vacation ownership business, we develop and market vacation ownership interests to individual consumers, provide consumer financing in connection with the sale of vacation ownership interests and provide property management services at resorts. While the vacation ownership business has historically required us to invest in inventory development, a central strategy for Wyndham Worldwide is to leverage our scale and marketing expertise to pursue low-capital requirement, fee-for-service business relationships that produce strong cash flow. In 2010, we introduced WAAM which offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels.

Our mission is to increase shareholder value by being the leader in travel accommodations and welcoming our guests to iconic brands and vacation destinations through our signature “Count On Me!” service. Our strategies to achieve these objectives are to:

•	Increase market share by delivering exceptional customer service;

•	Grow cash flow and operating margins through superior execution in all of our businesses;

•	Rebalance the Wyndham Worldwide portfolio to emphasize our fee-for-service business models;

•	Attract, retain and develop human capital across our organization; and

•	Support and promote Wyndham Green and Wyndham Diversity initiatives.

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

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million in 2012. This cash flow is expected to be utilized for (i) investment in our businesses including acquisitions, (ii) share repurchases and (iii) dividends.

Our lodging, vacation exchange and rentals and vacation ownership businesses all have both domestic and international operations. During 2011, we derived 71% of our revenues in the U.S. and 29% internationally (approximately $755 million (18%) in Europe and $460 million (11%) in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 21 to the Consolidated Financial Statements included in this Annual Report.

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

Each of our lodging, vacation exchange and rentals and vacation ownership businesses has a long operating history. Our lodging business began with the Howard Johnson and Ramada brands which opened their first hotels in 1954. RCI, our vacation exchange business, was established 38 years ago, and we have acquired and grown some of the world’s most renowned vacation rentals brands with histories starting as early as Hoseasons in 1940, Landal GreenParks in 1954 and Novasol in 1968. Our vacation ownership brands, Wyndham Vacation Resorts and WorldMark by Wyndham, began vacation ownership operations in 1980 and 1989, respectively.

Our portfolio of well-known hospitality brands was assembled over the past twenty years. The following is a timeline of our significant brand acquisitions:

1990:	Howard Johnson and Ramada (US)
1992:	Days Inn
1993:	Super 8
1995:	Knights Inn
1996:	Travelodge North America
Resort Condominiums International (RCI)
2001:	Cuendet
Holiday Cottages Group
Fairfield Resorts (now Wyndham Vacation Resorts)
2002:	Novasol
Trendwest Resorts (now WorldMark by Wyndham)
2004:	Ramada International
Landal GreenParks
2005:	Wyndham Hotels and Resorts
2006:	Baymont
2008:	Microtel Inns & Suites and Hawthorn Suites
2010:	Hoseasons
Tryp
ResortQuest
James Villa Holidays
2011:	The Resort Company

The following is a description of the business of each of our three business units, Wyndham Hotel Group, Wyndham Exchange & Rentals and Wyndham Vacation Ownership and the industries in which they compete.

WYNDHAM HOTEL GROUP

Lodging Industry

The global lodging market consists of over 145,000 hotels with combined annual revenues over $354 billion, or $2.4 million per hotel. The market is geographically concentrated with the top 20 countries accounting for over 81% of global rooms.

Companies in the lodging industry operate primarily under one of the following business models:

•

Franchise — Under the franchise model, a company typically grants the use of a brand name to owners of hotels that the company neither owns nor manages in exchange for royalty fees that are typically equal to a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. During 2011, approximately 70% of the available hotel rooms in the U.S. were affiliated with a brand compared to only 41% in each of Europe and the Asia Pacific region.

•

Management — Under the management model, a company provides professional oversight and comprehensive operations support to lodging properties that it owns and/or lodging properties owned by a third party in exchange for management fees, that are typically equal to a percentage of hotel revenue, which may also include incentive fees based on the financial performance of the properties.

•	Ownership — Under the ownership model, a company owns hotel properties and benefits financially from hotel revenues, earnings and appreciation in the value of the property.

Performance in the lodging industry is measured by the following key metrics:

•	average daily rate, or ADR;

•	average occupancy rate, or occupancy;

•	revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate; and

•	new room additions.

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

The U.S. is the most dominant sector of the global lodging market with over 30% of global room revenues. The U.S. lodging industry consists of over 50,000 hotels with combined annual revenues of over $107 billion, or $2.1 million per hotel. There are approximately 4.8 million guest rooms at these hotels, of which 3.4 million rooms are affiliated with a hotel chain. The following table displays trends in the key performance metrics for the U.S. lodging industry over the last six years and for 2012 (estimate):

				Change in
Year	Occupancy	ADR	RevPAR*	Occupancy	ADR	RevPAR*
2006	63.1%	$97.81	$61.75	0.2%	7.4%	7.7%
2007	62.8%	104.31	65.52	(0.5)%	6.6%	6.1%
2008	59.8%	107.38	64.22	(4.8)%	3.0%	(2.0)%
2009	54.6%	98.06	53.50	(8.8)%	(8.7)%	(16.7)%
2010	57.5%	98.06	56.43	5.5%	0.0%	5.5%
2011	60.1%	101.64	61.06	4.4%	3.7%	8.2%
2012 Estimate	60.9%	106.86	65.05	1.3%	5.1%	6.5%

*:	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding

Sources: Smith Travel Research Global (“STR”) (2006 to 2011); PricewaterhouseCoopers (“PWC”) (2012). 2012 estimated data is as of January 2012.

The following table depicts trends in revenues and new rooms added on a yearly basis for the U.S. lodging industry over the last six years and for 2012 (estimate):

	Revenues ($bn)	New Rooms (000s)	Changes in
Year			Revenues	New Rooms
2006	$133.3	138.9	8.8%	66.5%
2007	139.4	145.9	4.5%	5.0%
2008	140.3	132.5	0.7%	(9.4)%
2009	127.2	47.6	(9.4)%	(64.0)%
2010	136.9	30.2	7.7%	(36.6)%
2011	n/a	44.0	n/a	45.6%
2012 Estimate	n/a	55.5	n/a	26.1%

Sources *: STR (2006 to 2011); PWC (2012). 2012 estimated data is as of January 2012.

The U.S. lodging industry experienced positive RevPAR performance over the last year primarily resulting from the ongoing recovery of demand. As the overall health of the economy improved during late 2010 and all of 2011, the lodging industry benefited from the return of corporate spending on business travel as well as increased leisure travel. Demand, as measured by room night consumption, increased 4.4% driven by a normalization of travel patterns experienced throughout 2011. ADR has continued to stabilize since rebounding in the second quarter of 2010 and, as is typical for the lodging industry, the increase in demand during 2011 stimulated ADR increases throughout the year. During 2011, ADR grew 3.7%. As a result of the occupancy and ADR gains, the U.S. Lodging industry experienced RevPAR growth of 8.2% in 2011. According to PwC’s most recent outlook on the Hospitality and Leisure Industry, it is expected that U.S hotel demand will increase approximately 2.0% in 2012, ADR will grow over 5%, a level that hasn’t been achieved since 2007, and occupancy and ADR gains will be experienced across all segments. Beyond 2012, certain industry experts project RevPAR in the U.S. to grow at a 5.9% compounded annual growth rate (“CAGR”) over the next three years (2013 – 2015).

According to PwC, supply growth still remains at low levels although new construction activity appears to be increasing over the unusually low levels of 2010.

Performance in the U.S. lodging industry is evaluated based upon chain scale segments, which are generally defined as follows:

•

Luxury — typically offers first class appointments and an extensive range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR is normally greater than $180 for hotels in this category.

•

Upper Upscale — typically offers well-appointed properties that offer a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $120 and $180 for hotels in this category.

•

Upscale — typically offers a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $100 and $120 for hotels in this category.

•

Upper Midscale — typically offers restaurants, vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). ADR normally falls in the range of $85 and $100.

•

Midscale — typically offers restaurants (“midscale with food and beverage”) or limited breakfast service (“midscale without food and beverage”), vending, selected business services, limited recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). ADR normally falls in the range of $60 and $85.

•	Economy — typically offers basic amenities and a limited breakfast. ADR is normally less than $60.

The following table sets forth the estimated key metrics for each chain scale segment and associated sub-segments within the U.S. for 2011 compared to 2010 as currently defined by STR:

		Change in
Segment	ADR	Demand	Room Supply	Occupancy	ADR	RevPAR
Luxury	Greater than $180	6.0%	0.8%	5.2%	5.7%	11.2%
Upper upscale	$120 to $180	4.6%	1.8%	2.8%	3.6%	6.6%
Upscale	$100 to $120	6.0%	1.8%	4.1%	3.8%	8.0%
Upper Midscale	$85 to $100	11.0%	5.5%	5.2%	3.3%	8.6%
Midscale	$60 to $85	(5.5)%	(8.7)%	3.5%	(0.5)%	3.0%
Economy	Less than $60	4.0%	0.3%	3.7%	2.2%	6.0%
Total		5.0%	0.6%	4.4%	3.7%	8.2%

Source: STR

The European lodging industry consists of over 52,000 hotels with combined annual revenues over $135 billion, or $2.6 million per hotel. There are approximately 4.0 million guest rooms at these hotels, of which, 1.6 million rooms are affiliated with a hotel chain. The Asia Pacific lodging industry consists of over 20,000 hotels with combined annual revenues of approximately $96 billion, or $4.6 million per hotel. There are approximately 2.8 million guest rooms at these hotels, of which 1.2 million are affiliated with a hotel chain. The following table displays changes in the key performance metrics for the European and Asia Pacific lodging industry during 2011 as compared to 2010:

	Change in
Region	Demand	Room Supply	Occupancy	ADR	RevPAR
Europe	4.2%	1.0%	3.1%	9.4%	12.7%
Asia Pacific	3.0%	2.8%	0.2%	9.5%	9.8%

Source: STR

Wyndham Hotel Group Overview

Our lodging business, Wyndham Hotel Group, is the world’s largest hotel company (based on number of properties). Over 88% of Wyndham Hotel Group’s revenues are derived from franchising activities. Wyndham Hotel Group generally does not own any hotels with the exception of its flagship resort, the Wyndham Grand Orlando Resort Bonnet Creek. Therefore, its business model is easily adaptable to changing economic environments due to low operating cost structures, which in combination with recurring fee streams, yield high margins and predictable cash flows. Capital requirements are relatively low and mostly limited to technology expenditures to support core capabilities, and any incentives we may employ to generate new business, such as key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to one of our brands or building a new hotel branded under a Wyndham Hotel Group brand.

Wyndham Hotel Group comprises the following 15 brands, with 7,205 hotels representing over 613,000 rooms on six continents and another nearly 850 hotels representing approximately 111,900 rooms in the development pipeline as of December 31, 2011. Wyndham Hotel Group franchises in most segments of the industry with the highest concentration in the economy segment, and provides management services globally for full-service hotels. The following describes these 15 widely-known lodging brands:

•

Days Inn is a leading global brand in the economy segment with more guest rooms than any other economy brand in the world with approximately 1,865 properties worldwide. Under its ‘A Promise As Sure As the Sun’ service culture, Days Inn hotels offer value-conscious consumers free high-speed internet, upgraded bath amenities and the Wyndham Rewards loyalty program. Most hotels also offer free Daybreak breakfast, restaurants and meeting rooms.

•

Super 8 Worldwide is a leading global brand in the economy segment with approximately 2,250 properties in the U.S., Canada and China, making Super 8 the largest chain of economy hotels in the world. Under its “8 point promise” service culture, Super 8 hotels offer complimentary SuperStart breakfast, free high speed internet access, upgraded bath amenities, free in-room coffee, kids under 17 stay free and free premium cable or satellite TV as well as the Wyndham Rewards loyalty program.

•

Microtel Inns & Suites is an award winning economy chain of 315 properties predominantly located throughout North America. Microtel is also the only prototypical, all new-construction brand in the economy segment. For guests, this means a consistent experience featuring award-winning contemporary guest rooms and public area designs. For developers, Microtel provides hotel operators low cost of construction combined with support and guidance from ground break to grand opening as well as low cost of ongoing operations. Positioned in the upper-end of the economy segment, all properties offer complimentary continental breakfast, free wired and wireless internet access, free local and long distance calls and the Wyndham Rewards loyalty program.

•

Howard Johnson is an iconic American hotel brand having pioneered hotel franchising in 1954. Today, Howard Johnson has over 450 hotels in North America, Latin America, Asia and other international markets. In North America, the brand operates in the midscale and economy segments while internationally the brand includes midscale and upscale hotels. The Howard Johnson brand targets families and leisure travelers, providing complimentary continental “Rise and Dine” breakfast and high-speed internet access as well as the Wyndham Rewards loyalty program.

•

Travelodge is a hotel chain with 440 properties located across North America. The brand operates primarily in the economy segment in the U.S. and in the midscale segment in Canada. Using its “Sleepy Bear” brand ambassador, Travelodge targets leisure travelers with a focus on those who prefer an active lifestyle of outdoor activity and offers guests complimentary Bear Bites continental breakfast and free high-speed internet access as well as the Wyndham Rewards loyalty program.

•	Knights Inn is a budget economy hotel chain with approximately 350 locations across North America. Knights Inn hotels provide basic overnight accommodations and complimentary breakfast for an affordable price as well as the Wyndham Rewards loyalty program. For operators, from first time owners to experienced hoteliers, the brand provides a lower cost of entry and competitive terms while still providing the extensive tools, systems and resources of the Wyndham Hotel Group.

•

Ramada Worldwide is a global midscale hotel chain with 845 properties located in 53 countries worldwide. Under its “You Do Your Thing, Leave the Rest to Us,” marketing foundation and supported by the “i am” service culture, most Ramada hotels feature free wireless high-speed internet access, meeting rooms, business services, fitness facilities, upgraded bath amenities and the Wyndham Rewards loyalty program. Most properties have an on-site restaurant/lounge, while other sites offer a complimentary continental breakfast with food available in the Ramada Mart.

•

Baymont Inn & Suites is a midscale hotel chain with approximately 260 properties located across North America. The brand’s commitment to providing ‘hometown hospitality’ means guests are offered fresh baked cookies, complimentary breakfast and high-speed internet access as well as the Wyndham Rewards loyalty program. Most hotels also offer swimming pools and fitness centers.

•

Wyndham Hotels and Resorts is an upscale, full service brand of 100 properties located in key business and vacation destinations around the world. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. The brand is tiered as follows: Wyndham Grand Collection, comprised primarily of 4+Diamond hotels in resort or urban destinations, offer a unique guest experience, sophisticated design and distinct dining options; Wyndham Hotels and Resorts offers customers amenities such as golf, tennis, beautiful beaches and/or spas; and Wyndham Garden Hotels, generally located in corporate or suburban areas, provide flexible space for small to midsize meetings and relaxed dining options. Each tier offers the Wyndham Rewards loyalty program.

•

Wingate by Wyndham is a prototypical design hotel chain in the upper end of the midscale segment with over 160 properties in North America. Each hotel offers amenities and services that make life on the road more productive, all at a single rate. Guests enjoy oversized rooms appointed with all the comforts and conveniences of home and office. Each room is equipped with a flat screen TV, high-speed internet access, in-room microwave and refrigerator. The brand also offers complimentary hot breakfast, a 24-hour business center with free printing, copying and faxing and free access to a gym facility and the Wyndham Rewards loyalty program.

•

Tryp by Wyndham is a select-service, mid-priced hotel brand comprised of over 90 hotels located predominantly throughout Europe and South America in key center city, airport and business center markets. This brand caters to both business and leisure travelers with varying accommodations suited for different travel needs and preferences. Guests enjoy free Internet in all rooms, free breakfast buffet with a special emphasis on healthy, fresh ingredients and the Wyndham Rewards loyalty program.

•

Hawthorn Suites by Wyndham is an extended stay brand that provides an ideal atmosphere for multi-night visits at approximately 75 properties predominantly in the U.S. We believe this brand provides a solution for longer-term travelers who typically seek accommodations at our Wyndham Hotels and Resorts or Wingate by Wyndham properties. Each hotel offers an inviting and practical environment for travelers with well appointed, spacious one and two-bedroom suites and fully-equipped kitchens. Guests enjoy free Internet in all rooms and common areas, complimentary hot breakfast buffets and evening social hours, as well as the Wyndham Rewards loyalty program.

•

Planet Hollywood is a 4+Diamond, full-service, entertainment-based hotel brand that will be located in key destination cities globally. We have a 20 year affiliation relationship with Planet Hollywood Resorts International, LLC to franchise this brand and provide management services globally for branded hotels. All hotels will offer multiple food and beverage outlets, flexible meeting space, entertainment-based theming and the Wyndham Rewards loyalty program. As of December 31, 2011, we had no properties franchised or managed by us under this affiliation arrangement.

•

Dream is a full-service, light-hearted brand with trend-setting design for gateway cities and resort destinations. This brand was added to our portfolio of offerings in January 2011 when we entered into a

30 year affiliation relationship with Chatwal Hotels & Resorts, LLC to franchise this brand and provide management services globally for branded hotels. The progressive service offerings emulate those of luxury hotels, but with a more relaxed point of view. All hotels also offer guests the Wyndham Rewards loyalty program. As of December 31, 2011, we had 5 properties franchised by us under this affiliation arrangement.

•

Night is an ‘affordably chic’ brand featuring innovative designs. This brand was added to our portfolio of offerings in January 2011 when we entered into a 30 year affiliation relationship with Chatwal Hotels & Resorts, LLC to franchise this brand and provide management services globally for branded hotels. These hotels offer unique services such as guest deejays in lounges, discounts for green motorists with hybrid and electric cars, gourmet quick-serve food and beverage options and the Wyndham Rewards loyalty program. As of December 31, 2011, we had 1 property franchised by us under this affiliation arrangement.

The following table provides operating statistics for each of our brands with properties in our system as of and for the year ended December 31, 2011. We derived occupancy, ADR and RevPAR from information provided by our franchisees.

Brand	Global Segment Served (1)	Average Rooms Per Property	# of Properties	# of Rooms	Average Occupancy Rate	ADR	RevPAR *
Days Inn	Economy	81	1,864	150,436	47.0%	$61.42	$28.88
Super 8	Economy	63	2,249	142,254	52.1%	$54.32	$28.29
Microtel Inns and Suites	Economy	71	315	22,441	52.7%	$59.07	$31.11
Howard Johnson	Economy	100	451	45,115	46.7%	$60.72	$28.33
Travelodge	Economy	75	440	33,081	46.7%	$65.12	$30.41
Knights Inn	Economy	62	349	21,698	38.7%	$42.32	$16.39
Ramada	Midscale	135	845	114,306	51.4%	$76.40	$39.29
Baymont	Midscale	83	259	21,605	47.5%	$62.00	$29.43
Wyndham Hotels and Resorts	Upscale	262	100	26,180	58.4%	$108.27	$63.22
Wingate by Wyndham	Midscale	92	162	14,836	59.7%	$80.61	$48.11
Tryp by Wyndham	Upper Midscale	144	91	13,076	60.5%	$103.27	$62.48
Hawthorn Suites by Wyndham	Midscale	95	74	7,036	61.1%	$74.76	$45.69
Night	Upper Upscale	72	1	72	94.0%	$241.42	$227.05
Dream	Upper Upscale	198	5	990	75.6%	$198.31	$149.88

Total			7,205	613,126	50.2%	$66.46	$33.34

*	RevPAR may not recalculate by multiplying average occupancy rate by ADR due to rounding.
(1)

The global segments served column reflects the primary chain scale segments served using the STR Global definition and method as of December 2011. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

The following table depicts our geographic distribution and key operating metrics by region:

Region	# of Properties	# of Rooms (1)	Occupancy	ADR	RevPAR *
United States	5,821	450,788	48.4%	$63.12	$30.57
Canada	476	38,473	52.5%	95.99	50.43
Europe/Middle East/Africa	322	42,875	58.5%	86.29	50.49
Asia/Pacific	490	68,602	55.2%	50.91	28.08
Latin/South America	96	12,388	52.5%	92.36	48.52

Total	7,205	613,126	50.2%	66.46	33.34

*	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
(1)	From time to time, as a result of weather or other business interruption and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair.

Our franchising business is designed to generate revenues for our hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding service to hotel guests and our hotel owners.

The sources of revenues from franchising hotels include (i) ongoing franchise fees, which are comprised of royalty, marketing and reservation fees, (ii) initial franchise fees, which relate to services provided to assist a franchised hotel to open for business under one of our brands and (iii) other service fees. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. Marketing and reservation fees are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, access to third-party distribution channels, such as online travel agents (“OTAs”), advertising and marketing programs, global sales efforts, operations support, training and other related services. We promote and sell our brands through e-commerce initiatives, including online paid search and banner advertising as well as traditional media, including print and broadcast advertising. Since franchise fees generally are based on percentages of the franchised hotel’s gross room revenues, expanding our portfolio of franchised hotels and growing RevPAR at franchised hotels are important to our revenue growth. Other service fees include fees derived from providing ancillary services, which are intended to reimburse us for direct expenses associated with providing these services.

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

Reservation Booking Channels

In 2011, hotels within our system sold 7.6% or approximately 80 million, of the one billion hotel room nights sold in the U.S. and another 30 million hotel room nights across other parts of the world. Over 97% of the hotels in our system are in the economy and midscale segments of the global lodging industry. Economy and midscale hotels are typically located on highway roadsides for convenience to business and leisure travelers. Therefore, the majority of hotel room nights sold at these hotels is to guests who seek accommodations on a walk-in basis, which we believe is attributable to the brand reputation and recognition of the brand name.

For guests who book their hotel stay in advance, we booked on behalf of hotels within our system a total of 42 million room nights in 2011, which represents 38% of total bookings at these hotels and includes close to 17 million room nights booked through our Wyndham Rewards loyalty program.

Our most significant and fastest growing reservation source is online channels, which include proprietary web and mobile sites for each of our brands and for the Wyndham Rewards loyalty program, as well as OTAs and other third-party Internet booking sources. In 2011, we booked 19.2 million room nights through online channels on behalf of U.S. hotels within our system, representing 24% of the total bookings at these hotels. Since 2006, bookings made directly by customers on our brand web and mobile sites have increased at a five year CAGR of approximately 11%, and increased to over 8.2 million room nights in 2011, and bookings made through OTAs and other third-party Internet booking sources increased at a five year CAGR of approximately 17% to approximately 11 million room nights in 2011.

Therefore, a key strategy for reservation delivery is the continual investment in and optimization of our eCommerce capabilities (websites, mobile and other online channels) as well as the deployment of advertising spend to drive online traffic to our proprietary eCommerce channels, including through marketing agreements we have with travel related search websites and affiliate networks, and other initiatives to drive business directly to our online channels. In addition, to ensure our franchisees receive bookings from OTAs and other third-party Internet sources, we provide direct connections between our central reservations system and strategic third-party Internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory, send bookings directly to our central systems without interference or delay and reduce our franchise distribution costs.

Apart from the Internet, our call centers contributed over 2.7 million room nights in 2011 which represents 3.4% of the total bookings at the U.S. hotels within our system. We maintain call centers in Saint John, Canada; Aberdeen, South Dakota; and Manila, Philippines that handle bookings generated through toll-free numbers for our brands.

Our global distribution partners, such as Sabre and Amadeus, and global sales team also contributed a total of almost 2.8 million room nights in 2011, which represents 3.5% of the total bookings at the U.S. hotels within our system. Our global distribution partners process reservations made by offline travel agents and by any OTAs that do not have the ability to directly connect with our reservation system. Our global sales team generates sales from global and meeting planners, tour operators, travel agents, government and military clients, and corporate and small business accounts, to supplement the on-property sales efforts.

Loyalty Program

The Wyndham Rewards program, which was introduced in 2003, has grown steadily to become one of the lodging industry’s largest loyalty programs (based upon number of participating properties). The diversity of our brands uniquely enables us to meet our members’ leisure as well as business travel needs across the greatest number of locations and a wide range of price points. The Wyndham Rewards program is offered in the U.S., Canada, Mexico, throughout Europe and in China. As of December 31, 2011, there were 28 million members enrolled in the program of whom 7 million were active (members who have either earned or redeemed within the last 18 months). These members stay at our brands more often and drive incremental room nights, higher ADR and a longer length of stay than guests who are not members.

Wyndham Rewards offers its members numerous ways to earn and redeem points. Members accumulate points by staying in one of approximately 6,500 branded hotels participating in the program or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. Members also have the option to earn points or airline miles with approximately 40 business partners, including Wyndham Vacation Resorts, American Airlines, Continental Airlines, Delta Airlines, US Airways, United Airlines, Southwest Airlines, Alamo and National Car Rental, Avis Budget Group, Amtrak, Aeromexico, Air China and BMI. When staying at one of our franchised or managed hotels, Wyndham Rewards members may elect to earn airline miles or rail points instead of Wyndham Rewards points. Wyndham Rewards members have thousands of options for redeeming their points including hotel stays, airline tickets, resort vacations, car rentals, electronics, sporting goods, movie and theme park tickets, and gift certificates.

Marketing, Sales and Revenue Management Services

Our brand marketing teams develop and implement global marketing strategies for each of our hotel brands, including generating consumer awareness of, and preference for each brand as well as direct response activities designed to drive bookings through our central reservation systems. While brand positioning and strategy is generated from our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels. We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and direct marketing. Our Best Available Rate guarantee gives consumers confidence to book directly with us by providing the same rates regardless of whether they book through our call centers, websites or other third party channel. In addition, we leverage the strength of our Wyndham Rewards program to develop meaningful marketing promotions and campaigns to drive new and repeat business to hotels in our system. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program’s channels and through the program’s partners’ channels.

Our global sales organization, strategically located throughout the world, leverages the significant size of our portfolio and our hotel brands to gain a larger share of business for each of our hotels through relationship-based selling to a diverse range of customers. Because our hotel portfolio meets the needs of all types of travelers, we can find more complete solutions for a client/company who may have travel needs ranging from economy to upscale brands. We are able to accommodate travelers almost anywhere business or leisure travelers go with our selection of over 7,200 hotels throughout the world. The sales team is deployed globally in key markets within Europe, Mexico, Canada, Korea, China, Singapore, the Middle East and throughout the U.S. in order to leverage multidimensional customer needs for our hotels. The global sales team also works with each hotel to identify the hotel’s individual needs and then works to find the right customers to stay with those brands and those hotels.

We offer revenue management services to help maximize revenues of our hotel owners by improving rate and inventory management capabilities and also coordinating all recommended revenue programs delivered to our hotels in tandem with e-commerce and brand marketing strategies. Properties enrolled in our revenue management services have experienced higher production from call centers, websites and other channels, as well as stronger RevPAR index performance. As a result, the 4,700+ properties currently enrolled in the revenue management program have experienced improvement in RevPAR index since enrolling in our revenue management services.

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

New Development

Our development team consists of approximately 100 professionals dispersed throughout the world, including in the U.S., China, Mexico, India, Europe and the Middle East. Our development efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands. Approximately 30% of the new rooms added in 2011 were with franchisees or managed hotel owners already doing business with us.

Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager for a full-service hotel, we are able to couple these services in one offering which we believe gives us a competitive advantage.

During 2011, our development team generated 760 applications for new franchise and/or management agreements, of which 492, or 65%, resulted in new franchise and/or management agreements. The difference is attributable to various factors such as financing and agreement on contractual terms. Once executed, about 94% of hotels open within the following year, while 4% open between 12 and 24 months due to extensive renovations, permitting and delayed construction. The remaining may never open due to various factors such as financing.

As of December 31, 2011, we had approximately 850 hotels and 111,900 rooms pending opening in our development pipeline, of which 60% were international and 57% were new construction.

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

Although we generally employ a direct franchise model in North America, we opened our first company-owned hotel, The Wyndham Grand Orlando Resort Bonnet Creek, in late 2011. This hotel is situated in our Bonnet Creek vacation ownership resort near the Walt Disney World resort in Florida and enables us to leverage the synergies of our company’s hotel and vacation ownership components.

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

Strategies

Wyndham Hotel Group is strategically focused on two objectives that we believe are essential to our business: increasing our system size and strengthening our customer value proposition.

To increase our system size, we intend to add new rooms and retain existing properties that meet our performance criteria.

•	We expect to deploy the following tactics to add new rooms:

•	create franchise conversion programs for our Super 8, Days Inn and Ramada brands with a goal of reducing the average age of the North America system;

•	target new construction and conversion opportunities in China, the Middle East, Latin America, United Kingdom and India for our Wyndham, Ramada, Days Inn and Super 8 brands:

•	target key markets globally where the Wyndham brand is underrepresented and deploy a hub-and-spoke development strategy as well as offer customized financing solutions to hotel owners;

•	spur new construction growth in our Microtel and Wingate brands by developing a unique offering of franchisee-financing options for multi-unit developers in North America; and

•	introduce the Tryp by Wyndham brand to North America with targeted development efforts in key markets and continuing to increase its existing presence in Latin America and Europe.

•	To execute on retaining existing properties that meet our performance criteria, we will:

•	continue to strengthen our value proposition; and

•	continue to deploy our exceptional service culture tool, “Count on Me!”, into every aspect of the business to attain optimal customer satisfaction.

Helping make our franchised and managed hotels profitable, whether through incremental revenue, cost efficiencies, operational excellence or better service, is essential in attracting new owners and retaining existing properties. This is why continually strengthening our customer value proposition is our second strategic objective. To this end, we are executing a comprehensive, multi-faceted plan to drive more business through our own direct, lowest cost channels. The launch of our new websites and improved content during 2011 were the first step in setting the foundation for these efforts. There are several other initiatives recently launched or in development to enable us to capture more business through our own online channels, including piloting ratings and reviews on our website, an umbrella, cross branded website, new mobile sites and apps, and our investment in Room Key, which is a joint venture we invested in with 5 other major hotel companies. We have also invested in building out our eCommerce operational capabilities in the areas of online customer experience, online marketing and online retailing.

Our global strategy generally focuses on pursuing new room growth organically although we may consider the select acquisition of brands that fulfill our strategic objectives.

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

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among approximately 5,600 franchisees, which reduces our exposure to any one franchisee. No one franchisee accounts for more than 4% of our franchised hotels or total segment revenues.

WYNDHAM EXCHANGE & RENTALS

Vacation Exchange and Rentals Industries

The vacation exchange and rentals industries offer leisure travelers access to a range of fully-furnished vacation properties, which include privately-owned vacation homes, villas, cottages, apartments, condominiums and vacation ownership resorts, as well as flexibility (subject to availability) in time of travel and choice of lodging options in regions where travelers may not typically have access to such choices.

The vacation exchange industry is a fee-for-service business. The industry offers services and products to timeshare (also known as “vacation ownership”) developers and consumers. To participate in a vacation exchange through an exchange company, an owner generally provides their interval to an exchange company’s network and, in exchange, receives the opportunity to exchange for another interval. The exchange company then values the owner’s interval within its network based upon a number of factors, including the location and size of the unit, the start date of the interval week, and amenities at the resort. Owners can then take advantage of their opportunity to exchange by selecting from other available inventory within the exchange company’s network. An exchange may then be completed based on these conditions. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for facilitating exchanges and through annual membership dues. In 2010, 71% of owners of intervals were members of vacation exchange companies, and 52% of such owners exchanged their intervals through such exchange companies.

The long-term trend in the vacation exchange industry has been growth in the number of members of vacation exchange companies. Current economic conditions have resulted in stable membership levels, but we believe that an economic recovery will support a return to stronger growth. In 2010, there were approximately 6.0 million members industry-wide who completed approximately 3.1 million exchanges. Within the broader long-term growth trend of the vacation exchange industry, there is also a trend where timeshare developers are enrolling members in private label clubs, where members have the option to exchange within the club or through external exchange channels. The club trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per average member and revenue per member.

The over $65 billion global vacation rentals industry is largely a fee-for-service business that offers vacation property owners the opportunity to rent their properties to leisure travelers. The industry is divided broadly into two segments. The first is the professionally managed rental segment, where the homeowner provides their property to an agent to rent, in a majority of cases, on an exclusive basis and the agent receives a commission for marketing the property, managing bookings and providing quality assurance to the renter. Additionally, the agent may offer services such as daily housekeeping, on-site check-in, in-unit maintenance, and in-room guest amenities. The other segment of the industry is the listing business, where there is no exclusive relationship and the property owner pays a fixed fee for an online listing or a directory listing with minimal additional services, typically with minimal to no direct booking ability or quality assurance services. In the listing model, this fixed fee is generally charged regardless of whether the unit is ultimately rented. Typically, professionally managed vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, professionally managed vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is less organized than the lodging industry and is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2011, there were approximately 1.3 million and 2.7 million vacation properties available for rental in the U.S. and Europe, respectively. In the U.S., the vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, the vacation properties available for rental include individual homes and apartments, campsites and vacation park bungalows. Individual owners of vacation properties in the U.S. and Europe may own their properties as investments and may sometimes use such properties for their own use for portions of the year. We believe that the overall supply of vacation rental properties has grown primarily because of the increasing desire by existing owners of second homes to gain an earnings stream evidenced by homes not previously offered for rent appearing on the market.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family; (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions; and (iii) increased consumer awareness of vacation rental options. The global demand per year for vacation rentals is approximately 54 million vacation weeks, 34 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home. Some leisure travelers, however, travel relatively long distances from their homes to vacation properties in domestic or international destinations. Current economic conditions have resulted in slower growth in demand in the near term, but we believe that long-term trends will support a return to stronger growth.

The destinations where leisure travelers from Europe and the U.S. generally rent properties vary by country of origin of the leisure travelers. Leisure travelers from Europe generally rent properties in European holiday destinations, including the United Kingdom, Denmark, Ireland, Spain, France, the Netherlands, Germany, Italy and Portugal. Demand from European leisure travelers has recently been shifting beyond traditional Western Europe, based on increased accessibility of Eastern Europe, the expansion of the European Union and political stability across Europe. Demand from U.S. leisure travelers is focused on rentals in seaside destinations, such as

Hawaii, Florida and the Carolinas, in ski destinations such as the Rocky Mountains, and in urban centers such as Las Vegas, Nevada and San Francisco, California. Demand is also growing for destinations in Mexico and the Caribbean by leisure travelers from the U.S.

Wyndham Exchange & Rentals Overview

Wyndham Exchange & Rentals is largely a fee-for-service business that provides vacation exchange services and products to developers, managers and owners of intervals of vacation ownership interests, and markets and services vacation rental properties. We are the world’s largest vacation exchange network based on the number of vacation exchange members and the world’s largest global marketer of vacation rental properties based on the number of professionally managed vacation rental properties. Our vacation exchange and rentals business primarily derives its revenues from fees that generate stable and predictable cash flows. The revenues generated in our vacation exchange and rentals business are substantially derived from the direct customer relationships we have with our over 3.7 million vacation exchange members, the affiliated developers of over 4,000 resorts, our approximately 55,000 independent property owners and our repeat vacation rentals customers. No one external customer, developer or customer group accounts for more than 2% of our vacation exchange and rentals revenues.

Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and exchange fees for facilitating transactions. Our vacation exchange business also derives revenues from ancillary services including additional services provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs.

Our vacation rentals business, Wyndham Vacation Rentals, primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees for non-proprietary inventory, except for where we receive 100% of the revenues for properties that we own or operate under long-term capital leases. Our vacation rentals business also derives revenues from ancillary services delivered to property owners and travelers.

Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to approximately 100,000 vacation properties, which are comprised of over 4,000 vacation ownership resorts around the world through our vacation exchange business, and over 95,000 vacation rental properties with approximately 88,000 properties located in Europe and over 7,000 located in the U.S. Each year, our vacation exchange and rentals business provides more than 5 million leisure-bound families with vacation exchange and rentals services and products. The properties available to leisure travelers through our vacation exchange and rentals business include vacation ownership condominiums, homes, villas, cottages, bungalows, campgrounds, city apartments, fractional private residences, luxury destination clubs, boats and yachts. We offer leisure travelers flexibility (subject to availability) as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access, and we offer property owners marketing, booking and quality control services. Additionally, some of our brands offer property management services ranging from key-holding to full property maintenance for such properties. Our vacation exchange and rentals business has over 150 worldwide offices. We market our services and products using eleven primary consumer brands and other related brands.

Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. We have over 3.7 million vacation exchange members and generally retain more than 85% of members each year, with the overall membership base currently stable and expected to grow over the long term, and generate fees from members for both annual membership subscriptions and transaction based services. We acquire substantially all members of our exchange programs indirectly. In substantially all cases, an affiliated resort developer buys the initial term of an RCI membership on behalf of the consumer when the consumer purchases a vacation ownership interval. Generally, this initial term is either 1 or 2 years and entitles the vacation ownership interval purchaser to receive periodicals published by RCI and to use the applicable exchange program for an additional fee. The vacation ownership interval purchaser generally pays for membership renewals, or such member renewals are paid for by the developer on the purchaser’s behalf. Additionally, such purchaser generally pays any applicable fees for exchange transactions and other services.

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

The RCI Weeks exchange program is the world’s largest vacation ownership exchange network and generally provides members with the ability to exchange week-long intervals in units at their resorts for week-long intervals at comparable resorts. In order to do so, RCI Weeks members first deposit their vacation intervals with RCI and obtain trading power that they can then use to exchange for another interval within RCI’s program. With the introduction of Enhanced Weeks, members can now also combine deposited timeshare intervals, which allow them the ability to exchange into highly-demanded vacations that they might not otherwise be able to exchange into, and receive a deposit credit if the value of their deposited interval is greater than the interval into which they have exchanged. During 2011, RCI also launched RCI Weeks Platinum membership, a premium level of membership that offers exclusive exchange and lifestyle benefits to subscribing members.

The RCI Points exchange program, launched in 2000, is a global points-based exchange network, which allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other services and products, our vacation exchange business gains the right to these points so it can rent vacation properties backed by these points in order to recoup the expense of providing discounts on other services and products. In 2010, RCI launched RCI Points Platinum membership, a premium level of membership that offers exclusive exchange and lifestyle benefits to subscribing members.

We believe that The Registry Collection exchange program is the industry’s largest and first global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection network include higher-end vacation ownership resorts, fractional ownership resorts, condo-hotels and yachts. The Registry Collection program allows members to exchange their intervals for the use of other vacation properties within the network for a fee and also offers access to other services and products, such as cruises, yachts, adventure travel, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

Our vacation exchange business operates worldwide primarily in the following regions: North America, Europe, Latin America, Southern Africa, Asia Pacific and the Middle East. We tailor our strategies and operating plans for each of the geographical environments where RCI has, or seeks to develop, a substantial member base.

Vacation Rentals

Our vacation rentals business, Wyndham Vacation Rentals, markets vacation rental properties including privately-owned villas, homes, cottages, bungalows, campgrounds, apartments and condominiums that generally belong to independent property owners in more than 500 destinations. The variety, location and caliber of properties in the Wyndham Vacation Rentals portfolio, in addition to the many benefits and services that

Wyndham Vacation Rentals offers, provides consumers the opportunity for memorable vacation experiences and gives travelers unique moments in more parts of the world than ever before. In addition to these properties, we market inventory from our vacation exchange business and from other sources. We generate fee income from marketing and renting these properties to consumers. We currently make over 1.3 million vacation rental bookings a year. We market vacation rental properties under proprietary brand names, such as Landal GreenParks, Hoseasons, Villas4You, cottages4you, James Villa Holidays, Novasol, Dansommer, Cuendet and Canvas Holidays, as well as ResortQuest by Wyndham Vacation Rentals, Steamboat Resorts by Wyndham Vacation Rentals and The Resort Company by Wyndham Vacation Rentals. Additionally, we market vacation rental properties through select private-label arrangements. Our vacation rentals business has over 95,000 properties with approximately 88,000 properties in Europe and over 7,000 properties in the U.S. The following is a description of some of our major vacation rental brands:

•

The Hoseasons Group operates a number of well-recognized and established brands within the vacation rental market, including Hoseasons, cottages4you and James Villa Holidays, and offers unparalleled access to over 44,000 properties across the U.K. and Europe.

•

Novasol is one of continental Europe’s largest rental companies, featuring properties in more than 20 European countries including holiday homes in Denmark, Norway, Sweden, France, Italy and Croatia, with approximately 30,000 exclusive holiday homes available for rent through established brands such as Novasol, Dansommer and Cuendet.

•

Landal GreenParks is one of Holland’s leading holiday park companies, with over 70 holiday parks offering approximately 11,000 holiday park bungalows, villas and apartments in the Netherlands, Germany, Belgium, Austria, Switzerland and the Czech Republic. Every year more than 2 million guests visit Landal’s parks, many of which offer dining, shopping and wellness facilities.

•

Canvas Holidays is a specialist tour operator offering luxury camping holidays in Europe at 90 of the finest European campsites with over 2,500 accommodation units. It has a wide choice of luxury accommodations — spacious lodges, comfortable mobile homes and the unique Maxi Tent, plus an exciting range of children’s and family clubs.

•

ResortQuest by Wyndham Vacation Rentals is a leading provider of full-service, wholly-owned vacation condominiums and home rentals in the U.S. With more than 20 years of experience in the industry, ResortQuest represents a portfolio of approximately 6,000 vacation rental properties, marketed through established brands, in resort destinations across the United States — such as Colorado, Utah, South Carolina, Florida and Delaware.

•

The Resort Company operates under the The Resort Company by Wyndham Vacation Rentals and Steamboat Resorts by Wyndham Vacation Rentals brands and provides full-service management through hotel-type services to owners and guests. Their portfolio of approximately 1,000 vacation properties is concentrated in the Colorado Rocky Mountains in world class resorts.

Most of the rental activity under our brands takes place in Europe and the U.S. Our vacation rentals business also has the opportunity to provide inventory to our over 3.7 million vacation exchange members and our exchange and rentals business has the ability to source and rent inventory in approximately 100 countries.

Wyndham Vacation Rentals offers travelers exceptional vacation experiences around the world. Our vacation rentals business currently has relationships with approximately 55,000 independent property owners in 32 countries, including the Netherlands, United Kingdom, Germany, Denmark, Sweden, France, Ireland, Belgium, Italy, Spain, Portugal, Norway, Greece, Austria, Croatia, certain countries in Eastern Europe and the U.S. Property owners typically enter into annual contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest in, or capital leases under our Landal GreenParks brand, approximately 7% of the properties in our rental portfolio.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers sign long-term agreements each with an average duration of approximately 5 years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process.

In our vacation rentals business, we primarily enter into exclusive annual rental agreements with property owners. We market rental properties online and offline to large databases of customers which generate repeat bookings. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third-party travel agencies, tour operators, and online distribution channels to drive additional occupancy. We have a number of specific branded websites, such as http://www.cottages4you.co.uk and http://www.resortquest.com as well as a new global portal highlighting all of our vacation rental brands across product type and geography, http://www.wyndhamrentals.com, to promote, sell and inform new customers about vacation rentals. Given the diversified nature of our rental brands, there is limited dependence on a single customer group or business partner.

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

Internet

Given the increasing interest of our members and rental customers to transact on the Internet, we invest and will continue to invest in cutting edge and innovative online technologies to ensure that our members and rental customers have access to similar information and services online that we provide through our call centers. Through our comprehensive http://www.RCI.com initiative, which began in 2008, we launched enhanced search capabilities that greatly simplify our search process and make it easier for a member to find a desired vacation. We have also greatly expanded our online content, including multiple resort pictures and high-definition videos, to help educate members about potential vacation options. Additionally, through this initiative, we released a significant series of technology enhancements to our members. This new technology included program enhancements for our RCI Weeks members that provide complete trading power transparency, allowing members to better understand the trading power value of the timeshare interval that they deposited with RCI and the timeshare interval into which they want to exchange. Members also have the ability to combine the timeshare intervals that they have deposited with RCI for increased trading power and get a deposit credit if the trading power value of their deposited interval is greater than the interval that they have received by exchange. We also have enhanced our ability to merchandise offers through web only channels and have launched mobile technologies such as applications for the iPhone, Blackberry and Android devices to access http://www.RCI.com functionality.

In 2011, we brought even more simplicity, speed, and efficiency to the vacation exchange experience with another major technology upgrade. This included a new property information management platform, as well as a new enhanced search function for our RCI Points members. In addition, we launched an innovative recommendation engine technology where members see real-time vacation suggestions that best fit their unique travel preferences. Our RCI.com initiatives have increased our web penetration to 38% in 2011 from 13% in 2008 when we launched this initiative.

Over the last several years, we have improved our web penetration to 61% in 2011 for European rentals through enhancements that have moved the majority of bookings online. As our online distribution channels improve, members and rental customers will shift from transacting business through our call centers to transacting business online, which we expect will generate cost savings. By offering our members and rental customers the opportunity to transact business either through our call centers or online, we offer our members and rental customers the ability to use the distribution channel with which they are most comfortable. Regardless of the distribution channel our members and rental customers use, our goals are member and rental customer satisfaction and retention.

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

Marketing

We market to our members and rental customers through several marketing channels including direct mail, email, telemarketing, online distribution channels, brochures, magazines and travel agencies. Our vacation exchange business has a comprehensive social media platform including an RCI app for the iPhone, Blackberry and Android devices, a Facebook fan page, a Facebook application called RCI’s Share Your Vacation, a Twitter account, a YouTube channel, an online video content network called RCI TV, and the RCI Blog. Our vacation exchange and rentals brands have over 85 publications involved in the marketing of the business, including various resort directories and periodicals related to the vacation industry and other travel-related services. We use our publications not only for marketing, but also for member and rental customer retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through publications, trade shows, online and other marketing efforts.

Strategies

We intend to grow our vacation exchange and rentals business profitability by focusing on five strategic themes:

•	Inspire world-class associate engagement and “Count On Me!” service so that we will deliver better services and products, resulting in improved customer satisfaction and optimal business growth;

•	Invest in technology to improve the customer experience, grow market share and reduce costs;

•	Offer more options to our guests by expanding into new geographic markets and product lines, and by leveraging the scale of our inventory across all of our exchange and rentals brands;

•	Develop compelling new services and products, and maximize occupancy and yield by improving our analytic process; and

•	Promote the benefits of timeshare and vacation rentals to new and existing customer segments.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Seasonality

Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation rentals are highest. More than half of our European vacation rental customers book their reservations within 11 weeks of departure dates and almost 75% of our European vacation rental customers book their reservations within 20 weeks of departure dates. More than half of our North American vacation rental customers book their reservations within 8 weeks of departure dates and almost 75% of our North American vacation rental customers book their reservations within 15 weeks of departure dates, reflecting recent trends of bookings closer to the travel date.

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

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The vacation ownership industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, the vacation ownership industry grew at a double-digit CAGR, although sales slowed by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. According to a May 2011 report issued by the American Resort Development Association or ARDA, a trade association representing the vacation ownership and resort development industries, domestic sales of vacation ownership interests were approximately $6.4 billion in 2010. ARDA estimated that in 2010, there were approximately 8.1 million households that owned one or more vacation ownership interests in the U.S.

Based on published industry data, we believe that the following factors have contributed to the strength and stability, particularly in North America, of the vacation ownership industry over the past two decades:

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

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2010 study of recent U.S. vacation ownership purchasers revealed that the average purchaser was 52 years of age and had a median household income of $78,400. The average purchaser in the U.S., therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We believe that baby boomers will continue to have a positive influence on the vacation ownership industry.

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

Wyndham Vacation Ownership Overview

Wyndham Vacation Ownership, our vacation ownership business, includes marketing and sales of vacation ownership interests, consumer financing in connection with the purchase by individuals of vacation ownership interests, property management services to property owners’ associations and development and acquisition of vacation ownership resorts. We have the largest vacation ownership business in the world as measured by the number of vacation ownership resorts, vacation ownership units and owners of vacation ownership interests and by annual revenues associated with the sale of vacation ownership interests. As of December 31, 2011, we have developed or acquired over 160 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent approximately 20,800 individual vacation ownership units and over 813,000 owners of vacation ownership interests.

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

During 2011, Wyndham Vacation Ownership expanded its portfolio with the addition of resorts in Waikiki, Hawaii; North Myrtle Beach, South Carolina; Destin, Florida; and Smugglers’ Notch, Vermont and added additional inventory at locations in Orlando, Florida; Australia; and New Zealand.

In response to worldwide economic conditions impacting the general availability of credit on which our vacation ownership business has historically been reliant, we announced in late 2008 a plan to reduce our 2009 gross VOI sales by approximately 40% in order to reduce our need to access the asset-backed securities markets during 2009 and beyond, and also significantly reduce costs and capital needs while enhancing cash flow. Accordingly, during 2009, we achieved approximately $1.3 billion in gross vacation ownership interest sales, a reduction over 2008. In 2011, we achieved gross VOI sales of $1.6 billion which includes $106 million of WAAM sales.

Our primary vacation ownership brands, Wyndham Vacation Resorts and WorldMark by Wyndham, operate vacation ownership programs through which vacation ownership interests can be redeemed for vacations through points- or credits-based internal reservation systems that provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. The points-or credits-based reservation systems offer owners redemption opportunities for other travel and leisure products that may be offered from time to time, and the opportunity for owners to use our products for one or more vacations per year. Our vacation ownership programs allow us to market and sell our vacation ownership products in variable quantities as opposed to the fixed quantity of the traditional, fixed-week vacation ownership, which is primarily sold on a weekly interval basis, and to offer to existing owners “upgrade” sales to supplement such owners’ existing vacation ownership interests. Although we operate Wyndham Vacation Resorts and WorldMark by Wyndham as separate brands, we have integrated substantially all of the business functions of Wyndham Vacation Resorts and WorldMark by Wyndham, including consumer finance, information technology, certain staff functions, product development and certain marketing activities.

Our vacation ownership business derives a majority of its revenues from sales of vacation ownership interests and derives other revenues from consumer financing and property management. Because revenues from sales of vacation ownership interests and consumer finance in connection with such sales depend on the number of vacation ownership units in which we sell vacation ownership interests, increasing the number of such units is important in achieving our revenue goals. Because revenues from property management depend, in part, on the number of units we manage, increasing the number of such units has a direct effect of increasing our revenues from property management.

Sales and Marketing of Vacation Ownership Interests

Vacation Ownership Interests, Portfolio of Resorts and Maintenance Fees. Wyndham Vacation Resorts markets and sells vacation ownership interests that entitle an owner to resort accommodations that are not restricted to a particular week of the year. As of December 31, 2011, over 523,000 owners held interests in Wyndham Vacation Resorts resort properties. Wyndham Vacation Resorts properties are located primarily in the U.S. and, as of December 31, 2011, consisted of 76 resorts (six of which are shared with WorldMark by Wyndham) that represented approximately 13,300 units.

Wyndham Vacation Resorts currently offers two vacation ownership programs, Club Wyndham Select and Club Wyndham Access. Club Wyndham Select owners purchase an undivided interest in a select resort and receive a deed to that resort, which becomes their “home” resort. Club Wyndham Access owners do not directly receive a deed, but own an interest in a perpetual club. Through Club Wyndham Plus, Club Wyndham Access owners have an advanced reservation priority access to the multiple Wyndham Vacation Resorts locations based on the amount of inventory deeded to Club Wyndham Access.

The majority of the resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg in Virginia; and the Hawaiian Islands. Most Wyndham Vacation Resorts properties are affiliated with Wyndham Worldwide’s vacation exchange business, RCI, which annually awards to the top 25-35% of RCI affiliated vacation ownership resorts throughout the world, designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner for exceptional resort standards and service levels. Among Wyndham Vacation Resorts’ 76 resort properties, 82% have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

Like Wyndham Vacation Resorts, WorldMark by Wyndham and Wyndham Asia Pacific sell vacation ownership interests that entitle an owner to resort accommodations that are not restricted to a particular week of the year. After WorldMark by Wyndham or Wyndham Asia Pacific develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, which we refer to collectively as the Clubs, as applicable. In exchange for the conveyances, WorldMark by Wyndham or Wyndham Asia Pacific receives the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. Vacation ownership interests sold by WorldMark by Wyndham and Wyndham Asia Pacific represent credits in the Clubs which entitle the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. Although vacation credits, unlike vacation ownership interests in Wyndham Vacation Resorts resort properties, do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates vacation ownership interests evidenced by deeded interests in real estate. As of December 31, 2011, approximately 290,000 owners held vacation credits in the Clubs.

WorldMark by Wyndham resorts are located primarily in the Western U.S., Canada, Mexico and the South Pacific and, as of December 31, 2011, consisted of 92 resorts (six of which are shared with Wyndham Vacation Resorts) that represented approximately 7,400 units. Of the WorldMark by Wyndham resorts and units, Wyndham Asia Pacific has a total of 21 resorts with approximately 900 units.

The resorts in which WorldMark by Wyndham develops, markets and sells vacation credits are primarily drive-to resorts. Most WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide’s vacation exchange subsidiary, RCI. Among WorldMark by Wyndham’s 92 resorts, 63% have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

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

Club Wyndham Plus. Wyndham Vacation Resorts uses a points-based internal reservation system called Club Wyndham Plus (formerly known as FairShare Plus) to provide owners with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. With the launch of Club Wyndham Plus in 1991, Wyndham Vacation Resorts became one of the first U.S. developers of vacation ownership properties to move from traditional, fixed-week vacation ownership to a points-based program. Owners of vacation ownership interests in Wyndham Vacation Resorts properties that are eligible to participate in the program may elect, and with respect to certain resorts are obligated, to participate in Club Wyndham Plus. Both Club Wyndham Select and Club Wyndham Access utilize Club Wyndham Plus as the internal exchange program to expand owners’ vacation options.

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

WorldMark, The Club and WorldMark South Pacific Club. The Clubs provide owners of vacation credits with flexibility (subject to availability) as to resort location, length of stay, unit type and time of year. Depending on the number of vacation credits an owner has purchased, the owner may use the vacation credits for one or more vacations annually. The number of vacation credits that are required for each day’s stay at a unit is listed on a published schedule and varies depending upon the resort location, unit type, time of year and the day of the week. Owners may also redeem their credits for other travel and leisure products that may be offered from time to time.

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

Sales and Marketing

Wyndham Vacation Ownership employs a variety of marketing channels as part of Wyndham Vacation Resorts and WorldMark by Wyndham marketing programs to encourage prospective owners of vacation ownership interests to tour Wyndham Vacation Ownership properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of vacation ownership interests while such owners vacation at our resort properties. Sales of vacation ownership interests relating to upgrades represented approximately 68%, 68% and 64% of our net sales of vacation ownership interests during 2011, 2010 and 2009, respectively.

Wyndham Vacation Ownership uses a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Worldwide hotel brands, associated loyalty and other co-branded marketing programs and events. Wyndham Vacation Ownership also co-sponsors sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, Wyndham Vacation Ownership offers existing owners cash awards or other incentives for referrals of new owners. New owner acquisition is an important strategy for Wyndham Vacation Ownership in order to continue to maintain our pool of “lifetime” buyers of vacation ownership. New owners will enable Wyndham Vacation Ownership to solicit upgrade sales in the future. We added approximately 27,000 and 22,000 new owners during 2011 and 2010, respectively, to our pool of “lifetime” buyers which may ultimately become repeat buyers of vacation ownership interests as they upgrade.

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

An example of a marketing alliance through which Wyndham Vacation Ownership markets to tourists already visiting destination areas is Wyndham Vacation Ownership’s current arrangement with Caesars Entertainment in Las Vegas, Nevada, which enables Wyndham Vacation Ownership to operate concierge-style marketing kiosks throughout select casinos and permits Wyndham Vacation Ownership to solicit patrons to attend tours and sales presentations with casino-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. Wyndham Vacation Ownership also operates its primary Las Vegas sales center within Harrah’s Casino and regularly shuttles prospective owners targeted by such sales centers to and from Wyndham Vacation Ownership’s nearby resort property.

Wyndham Vacation Ownership offers a variety of entry-level programs and products as part of its sales strategies. One such program allows prospective owners a one-time allotment of points or credits with no further obligations; another such product is a biennial interest that provides for vacations every other year. As part of its sales strategies, Wyndham Vacation Ownership relies on its points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits, which can be upgraded at a later date. To facilitate upgrades among existing owners, Wyndham Vacation Ownership markets opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions to owners while those owners vacation at Wyndham Vacation Ownership resort properties.

Wyndham Vacation Ownership’s resort-based sales centers also enable Wyndham Vacation Ownership to actively market upgrade sales to existing owners of vacation ownership interests while such owners vacation at Wyndham Vacation Ownership resort properties. In addition, we also operate a telesales program designed to market upgrade sales to existing owners of our products.

During 2011, we deployed a proprietary pre-screening program designed to better estimate the credit worthiness of consumers to whom we market and sell. The program, which is now active at approximately 75% of our off-site marketing locations, enables us to bypass consumers who do not meet our credit standards and eliminate tours that historically have proven unprofitable. We plan to deploy the program at all remaining off-site marketing locations throughout 2012.

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

Wyndham Vacation Ownership typically performs a credit investigation or other review or inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the vacation ownership interest. The interest rate offered to participating purchasers is determined by an automated underwriting based upon the purchaser’s credit score, the amount of the down payment and the size of purchase. Wyndham Vacation Ownership uses a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 – 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. Our weighted average FICO score on new originations for 2011, 2010 and 2009 was approximately 725, reflecting an approximate 30 point increase since the Company’s realignment in 2008. Wyndham Vacation Ownership offers purchasers an interest rate reduction if they participate in our pre-authorized checking programs, pursuant to which our consumer financing subsidiary each month debits a purchaser’s bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date.

During 2011, we generated new receivables of $969 million on gross vacation ownership sales, net of WAAM sales, of $1.5 billion, which amounts to 65% of vacation ownership sales being financed. However, the 65% is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, approximately 55% of vacation ownership sales are financed, with the remaining 45% being cash sales.

Wyndham Vacation Ownership generally requires a minimum down payment of 10% of the purchase price on all sales of vacation ownership interests and offer consumer financing for the remaining balance for up to ten years. While the minimum is generally 10%, during 2011, our average down payment was approximately 26% for financed sales of vacation ownership interests. These loans are structured so that we receive equal monthly installments that fully amortize the principal due by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files and all customer service, billing and collection activities related to the domestic loans we extend. We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2011, our loan portfolio was 95.6% current (i.e., not more than 30 days past due).

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

We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $424 million, $405 million and $376 million, during 2011, 2010 and 2009, respectively. Management fee revenues were $198 million, $183 million and $170 million during 2011, 2010 and 2009, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $226 million, $222 million and $206 million, respectively, during 2011, 2010 and 2009. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. The terms of the property management agreements with the property owners’ associations at resorts in which Wyndham Vacation Resorts develops, markets and sells vacation ownership interests vary; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. At some established sites, the property owners’ associations have entered into property management agreements with professional management companies other than Wyndham Vacation Resorts or its affiliates.

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

Strategies

Wyndham Vacation Ownership is strategically focused on the following objectives that we believe are essential to our business:

•	maximize cash flow;

•	further strengthening the financial profile of the business through the continued development of alternative business models, such as WAAM;

•	drive greater sales and marketing efficiencies at all levels, including new owner channels; and

•	delivering “Count On Me!” service to our customers, partners and associates.

Manage for Cash Flow. We plan to increasingly manage our business for cash flow by improving the quality of our loan portfolio through maintaining more restrictive financing terms for customers that fall within lower credit classifications, seeking higher down payments at the time of sale and strengthening the effectiveness of our collections efforts. We will continue to streamline our balance sheet through controlled development spending and selling through our existing finished inventory as well as pursuing just in time inventory arrangements as new sources of inventory. Additionally, we will continue to generate recurring income associated with (i) property management fees, (ii) interest income from our large pool of receivables, and (iii) upgrade sales from our deeply loyal customer base.

WAAM. We also plan to expand our fee-for-service timeshare sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the significant cost that accompanies new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. WAAM enables us to expand our resort portfolio with little or no` capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service property management business.

In addition to our original WAAM business model, and in keeping with our efforts to leverage the abundance of already developed inventory while minimizing our use of capital, we are also pursuing an enhancement which we refer to as WAAM 2.0. This strategy will enable us to acquire and own completed units close to the timing of the sales of these units and will significantly reduce the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. Inventory will be recorded on our balance sheet at the time of registration. In connection with the sale of the VOI, we will pay for the inventory sold and offer the purchaser the option of financing with us.

WAAM 2.0 will enable us to expand our resort portfolio with minimal upfront capital investment, while providing additional channels for new owner acquisition and growth for our fee-for-service consumer financing, servicing operations and property management business. We plan to acquire 55 units using this model at our existing project at Wyndham Reunion Resort near Orlando, Florida and anticipate additional opportunities to further apply this strategy in 2012.

During 2010, we commenced sales in connection with two WAAM projects — one in South Carolina and another in Florida and in early 2011, we signed two additional WAAM projects — one in Vermont and another on the Florida Gulf coast. In 2011, we had $106 million in WAAM sales which represents 7% of gross VOI sales. We expect to have WAAM sales of approximately 15% to 20% of gross VOI sales within the next several years.

Drive Greater Sales and Marketing Efficiency and Strengthen New Owner Channels. We plan to drive greater sales and marketing efficiencies by aggressively applying strengthened tour qualification standards, primarily through our proprietary pre-screening program designed to estimate the credit worthiness of the consumers to whom we market and sell. We expect to thus limit our marketing activities to only the highest quality prospects both in terms of such persons’ interest in purchasing our products and their demonstrated ability to self-finance and/or qualify for our more restrictive financing terms. These marketing initiatives will be heavily utilized for new owner marketing channels to ensure sufficient levels of new owners are generated in the most efficient manner possible.

We will continue to focus a large portion of our efforts on current owners, who are our most reliable marketing prospects and the most efficient from a marketing standpoint, as well as highly qualified prospect categories including certain existing Wyndham Hotel Group customers and consumers affiliated with the Wyndham Rewards loyalty programs. We are also focusing our efforts on new owner acquisition as this will continue to maintain our pool of “lifetime” buyers of vacation ownership. We believe this market is underpenetrated and estimate there are 53 million U.S. households which we consider as potential purchasers of vacation ownership interests. We added approximately 27,000 and 22,000 new owners during 2011 and 2010, respectively, to our pool of “lifetime” buyers who may ultimately become repeat buyers of vacation ownership interests if they upgrade.

We will also seek to develop and market mixed-use hotel and vacation ownership properties in conjunction with the Wyndham brand. The mixed-use properties would afford us access to both hotel clients in higher income demographics for the purpose of marketing vacation ownership interests and hotel inventory for use in our marketing programs.

Delivering “Count On Me!” Service. Wyndham Vacation Ownership is committed to providing exceptional customer service to its owners and guests at every interaction. We consistently monitor our progress by inviting service feedback at key customer touch points, including point of sale, post-vacation experience, and annual owner surveys, which gauge service performance in a variety of areas and identify improvement opportunities. The Company service culture also extends to associates, who are committed to be responsive, be respectful, and to deliver a great experience to owners, guests, partners, our communities and each other.

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

EMPLOYEES

As of December 31, 2011, we had approximately 27,800 employees, including approximately 8,200 employees outside of the U.S. As of December 31, 2011, our lodging business had approximately 4,300 employees, our vacation exchange and rentals business had approximately 9,300 employees, our vacation ownership business had approximately 13,700 employees and our corporate group had approximately 500 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our relations with employees are good.

ENVIRONMENTAL COMPLIANCE

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

ITEM 1A.	RISK FACTORS

Before you invest in our securities you should carefully consider each of the following risk factors and all of the other information provided in this report. We believe that the following information identifies the most significant risks that may impact us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into an actual event, the event could have a material effect on our business, financial condition or results of operations. In such case, the market price of our common stock could decline.

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

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	private resale of vacation ownership interests, which could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	franchisees that have development advance notes with us may experience financial difficulties;

•	increases in the use of third-party Internet services to book online hotel reservations; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.

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

Our international operations are subject to numerous risks including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; foreign exchange restrictions; fluctuations in foreign currency exchange rates; local laws might conflict with U.S. laws; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value-added taxes.

Any adverse outcome resulting from the financial instability within certain European economies and the related volatility on foreign exchange and interest rates could have an effect on our results of operations, financial position or cash flows.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel branded under one of our Wyndham Hotel Group brands. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, the securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

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

•	the inability of hotel owners that have received mezzanine loans from us to pay back such loans; and

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase.

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

Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase and/or require us to modify substantially our business practices. If we are not in compliance with applicable laws and regulations, including, among others, those governing franchising, timeshare, lending, information security and data privacy, marketing and sales, unfair and deceptive trade practices, telemarketing, licensing, labor, employment, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change), and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act (and local equivalents in international jurisdictions), we may be subject to regulatory investigations or actions, fines, penalties and potential criminal prosecution.

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

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2024. We also have a leased office in Virginia Beach, Virginia for our Employee Service Center, which lease expires in 2014.

Wyndham Hotel Group

The main corporate operations of our lodging business shares office space at a building leased by Wyndham in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouses in Phoenix, Arizona; Saint John, New Brunswick, Canada: and Aberdeen, South Dakota pursuant to leases that expire in 2012, 2013 and 2016, respectively. In addition, our lodging business leases office space in Beijing, China expiring in 2012; Hong Kong, China expiring in 2013; Shanghai, China expiring in 2013; Bangkok, Thailand expiring in 2012; Singapore expiring in 2012; Gurgaon, India expiring in 2012; London,

United Kingdom expiring in 2021; Dubai, UAE, expiring in 2012; Miramichi, New Brunswick, Canada expiring in 2013; Mission Viejo, California expiring in 2013; Oakland Park, Florida expiring in 2015; Atlanta, Georgia expiring in 2015; Rosemont, Illinois expiring in 2015; and Dallas, Texas expiring in 2013. All leases that are due to expire in 2012 are presently under review related to our ongoing requirements.

Wyndham Exchange & Rentals

Our vacation exchange and rentals business has its main corporate operations at a leased office in Parsippany, New Jersey, which lease has been extended on a month to month basis, until such time as we move into a new leased facility which is currently under construction in Parsippany, New Jersey with estimated completion in 2013 and a lease term through 2028. Our vacation exchange business also owns five properties located in the following cities: Carmel, Indiana; Cork, Ireland; Kettering, United Kingdom; Mexico City, Mexico; and Albufeira, Portugal. Our vacation exchange business also has one other leased office located within the U.S. pursuant to a lease that expires in 2014 and 24 additional leased spaces in various countries outside the U.S. pursuant to leases that expire generally between 1 and 3 years except for 5 leases that expire between 2015 and 2020. Our vacation rentals business’ operations are managed in twenty-two owned locations (United Kingdom locations in Earby, Lowestoft and Maidstone; Denmark locations in Fano, Hvide Sande, Romo, Sondervig and Varde; an Italy location in Monteriggioni; and U.S. locations in Breckenridge, Colorado; Steamboat Springs, Colorado; Seacrest Beach, Florida; Santa Rosa Beach, Florida; Miramar Beach, Florida; Destin, Florida; Kissimmee, Florida; Davenport, Florida; and Hilton Head, South Carolina) and four main leased locations pursuant to leases that expire in 2012 (Hellerup, Denmark and Dunfermline, United Kingdom), 2015 (Leidschendam, Netherlands) and 2021 (Fort Walton Beach, Florida in the U.S.) as well as 111 smaller leased offices throughout Europe and the U.S. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2021. All leases that are due to expire in 2012 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which expire beginning 2012 and will be consolidated into a single new office with a lease expiring in 2025. Our vacation ownership business also owns a contact center facility in Redmond, Washington as well as leases space in Springfield, Missouri and Las Vegas, Nevada with various expiration dates for this same function. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada expiring in 2018. In addition, the vacation ownership business leases approximately 74 marketing and sales offices, of which approximately 66 are throughout the U.S. with various expiration dates, and 8 offices are in Australia expiring between 2013 and 2015, with the exception of the main corporate operations in Bundall, Australia expiring in 2018.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 17 to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 23 to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2012, the number of stockholders of record was 7,232. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2011 and 2010.

2011	High	Low
First Quarter	$32.13	$28.13
Second Quarter	34.97	30.78
Third Quarter	35.40	25.38
Fourth Quarter	38.09	26.92

2010	High	Low
First Quarter	$25.94	$20.28
Second Quarter	27.59	20.14
Third Quarter	28.27	20.12
Fourth Quarter	31.08	27.32

Dividend Policy

During 2011 and 2010, we paid a quarterly dividend of $0.15 and $0.12, respectively, per share of Common Stock issued and outstanding on the record date for the applicable dividend. During February 2012, our Board of Directors authorized an increase of quarterly dividends to $0.23 per share beginning with the dividend expected to be declared during the first quarter 2012. Our dividend payout ratio is now approximately 32% of the midpoint of our estimated 2012 net income after certain adjustments. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 1 – 31, 2011	1,588,753	$29.90	1,588,753	$544,814,120
November 1 – 30, 2011	2,039,937	33.46	2,039,937	476,564,358
December 1 – 31, 2011(*)	3,036,900	36.02	3,036,900	367,261,969
Total	6,665,590	$33.78	6,665,590	$367,261,969

(*)	Includes 316,000 shares purchased for which the trade date occurred during December 2011 while settlement occurred during January 2012.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. On July 22, 2010, the Board increased the authorization for the stock repurchase program by $300 million and, on both April 25, 2011 and August 11, 2011, further increased the authorization by $500 million. As a result of such increases, total authorization under the program was $1.5 billion as of December 31, 2011. During 2011, repurchase capacity increased $11 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period January 1, 2012 through February 16, 2012, we repurchased an additional 2 million shares at an average price of $40.04 for a cost of $79 million. We currently have $295 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Commission.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) for the period from December 31, 2006 to December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 and all dividends and other distributions were reinvested.

Cumulative Total Return

	12/06	12/07	12/08	12/09	12/10	12/11
Wyndham Worldwide Corporation	$100.00	73.78	20.85	65.45	99.16	127.59
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P Hotels, Resorts & Cruise Lines Index	100.00	87.58	45.44	70.81	108.54	87.64

ITEM 6.	SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data (in millions):
Net revenues	$4,254	$3,851	$3,750	$4,281	$4,360
Expenses:
Operating and other (a)	3,246	2,947	2,916	3,422	3,468
Goodwill and other impairments	57	4	15	1,426	—
Restructuring costs	6	9	47	79	—
Separation and related costs	—	—	—	—	16
Depreciation and amortization	178	173	178	184	166

Operating income/(loss)	767	718	594	(830)	710
Other income, net (b)	(11)	(7)	(6)	(11)	(7)
Interest expense	152	167	114	80	73
Interest income	(24)	(5)	(7)	(12)	(11)

Income/(loss) before income taxes	650	563	493	(887)	655
Provision for income taxes (c)	233	184	200	187	252

Net income/(loss)	$417	$379	$293	$(1,074)	$403

Per Share Data (d)
Basic
Net income/(loss)	$2.57	$2.13	$1.64	$(6.05)	$2.22
Diluted
Net income/(loss)	$2.51	$2.05	$1.61	$(6.05)	$2.20
Dividends
Cash dividends declared per share (e)	$0.60	$0.48	$0.16	$0.16	$0.08
Balance Sheet Data (in millions):
Securitized assets (f)	$2,638	$2,865	$2,755	$2,929	$2,608
Total assets	9,023	9,416	9,352	9,573	10,459
Securitized debt (g)	1,862	1,650	1,507	1,810	2,081
Long-term debt	2,153	2,094	2,015	1,984	1,526
Total stockholders’ equity	2,232	2,917	2,688	2,342	3,516
Operating Statistics: (h)
Lodging (i)
Number of rooms (j)	613,100	612,700	597,700	592,900	550,600
RevPAR	$33.34	$31.14	$30.34	$35.74	$36.48
Vacation Exchange and Rentals (k)
Average number of members (in 000s)	3,750	3,753	3,782	3,670	3,526
Exchange revenue per member	$179.59	$177.53	$176.73	$198.48	$209.80
Vacation rental transactions (in 000s)	1,347	1,163	964	936	942
Average net price per vacation rental	$530.78	$425.38	$477.38	$528.95	$480.32
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$1,595,000	$1,464,000	$1,315,000	$1,987,000	$1,993,000
Tours	685,000	634,000	617,000	1,143,000	1,144,000
Volume Per Guest (“VPG”)	$2,229	$2,183	$1,964	$1,602	$1,606

(a)

Includes operating, cost of vacation ownership interests, consumer financing interest, marketing and reservation and general and administrative expenses. During 2011, 2010, 2009, 2008 and 2007, general and administrative expenses include $12 million of a net benefit, $54 million of a net benefit, $6 million of a net expense, and $18 million of a net benefit and $46 million of a net benefit, respectively, from the resolution of and adjustment to certain contingent liabilities and assets. During 2008, general and administrative expenses include charges of $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business.
(b)	Includes a $4 million gain during 2011 related to the redemption of a preferred stock investment allocated to us in connection with our separation from Cendant.
(c)

The difference in our 2008 effective tax rate is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business. See Note 7 — Income Taxes for detailed reconciliations of our effective tax rates for 2011, 2010 and 2009.

(d)

This calculation is based on basic and diluted weighted average shares of 162 million and 166 million, respectively, during 2011, 178 million and 185 million, respectively, during 2010, 179 million and 182 million, respectively, during 2009, 178 million during 2008 and 181 million and 183 million, respectively, during 2007.

(e)	Prior to the third quarter of 2007, we did not pay dividends.
(f)

Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 14 — Transfer and Servicing of Financial Assets for further information.

(g)	Represents debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us.
(h)	See “Operating Statistics” within Item 7 — Management’s Discussion and Analysis for descriptions of the Company’s operating statistics.
(i)

U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands were acquired on July 18, 2008 and the Tryp hotel brand was acquired on June 30, 2010. The results of operations of these businesses have been included from their acquisition dates forward.

(j)	The amounts in 2009 and 2008 also included approximately 3,000 rooms affiliated with the Wyndham Hotels and Resorts brand for which we received a fee for reservation and/or other services provided.
(k)

Hoseasons Holdings Ltd. was acquired on March 1, 2010, ResortQuest International, LLC was acquired on September 30, 2010, James Villa Holdings Ltd. was acquired on November 30, 2010 and two tuck-in acquisitions were made during the third quarter of 2011. The results of operations of these businesses have been included from their acquisition dates forward.

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

ACQUISITIONS (2007 – 2011)

Between January 1, 2007 and December 31, 2011, we completed the following acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates:

•	Two vacation rentals tuck-in acquisitions (Third quarter 2011)

•	James Villa Holdings Ltd. (November 2010)

•	ResortQuest International, LLC (September 2010)

•	Tryp hotel brand (June 2010)

•	Hoseasons Holdings Ltd. (March 2010)

•	U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands (July 2008)

See Note 4 to the Consolidated Financial Statements for a discussion of the acquisitions completed during 2011 and 2010.

IMPAIRMENT & RESTRUCTURING CHARGES

During 2011, we recorded non-cash asset impairment charges at our lodging business which consisted of a write-down of (i) $44 million of franchise and management agreements, development advance notes and other receivables and (ii) a $13 million investment in an international joint venture. In addition, we recorded $6 million of restructuring costs primarily related to a strategic realignment initiative committed to during 2010 at our vacation exchange and rentals business.

During 2010, we recorded (i) $9 million of restructuring costs related to a strategic realignment initiative committed to during 2010 at our vacation exchange and rentals business and (ii) a charge of $4 million to reduce the value of certain vacation ownership properties and related assets that were no longer consistent with our development plans.

During 2009, we recorded (i) $47 million of restructuring costs related to various strategic realignment initiatives committed to during 2008, (ii) a charge of $9 million to reduce the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans and (iii) a charge of $6 million to reduce the value of an underperforming joint venture at our lodging business.

During 2008, we recorded (i) a charge of $1,342 million to impair goodwill related to plans announced during the fourth quarter of 2008 to reduce our VOI sales pace and associated size of our vacation ownership business, (ii) a charge of $84 million to reduce the carrying value of certain long-lived assets based on their revised estimated fair values and (iii) $79 million of restructuring costs related to various strategic realignment initiatives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW

We are a global provider of hospitality services and products and operate our business in the following three segments:

•

Lodging — franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

•

Vacation Exchange and Rentals — provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership — develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

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

Before our separation from Cendant (“Separation”), we entered into separation, transition services and several other agreements with Cendant, Realogy and Travelport to effect the separation and distribution, govern the relationships among the parties after the separation and allocate among the parties Cendant’s assets, liabilities and obligations attributable to periods prior to the separation. Under the Separation and Distribution Agreement, we assumed 37.5% of certain contingent and other corporate liabilities of Cendant or its subsidiaries which were not primarily related to our business or the businesses of Realogy, Travelport or Avis Budget Group, and Realogy assumed 62.5% of these contingent and other corporate liabilities. These include liabilities relating to Cendant’s terminated or divested businesses, the Travelport sale on August 22, 2006, taxes of Travelport for taxable periods through the date of the Travelport sale, certain litigation matters, generally any actions relating to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

RESULTS OF OPERATIONS

Lodging

Our franchising business is designed to generate revenues for our hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding customer service to both our customers and guests staying at hotels in our system.

We enter into agreements to franchise our lodging brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

Our franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses on the Consolidated Statements of Income.

We are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues earned are expensed as incurred. In accordance with our franchise agreements, we include an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

Other service fees we derive from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services. The majority of these fees are intended to reimburse us for direct expenses associated with providing these services.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 20 years. Our management fees are comprised of base fees, which are typically calculated, based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Management fee revenues are recorded as a component of franchise fee revenues and reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The costs, which principally relate to payroll costs for operational employees who work at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin; as a result, these reimbursable costs have little to no effect on our operating income. Management fee revenues and revenues related to payroll reimbursements were $7 million and $79 million, respectively, during 2011, $5 million and $77 million, respectively, during 2010 and $4 million and $85 million, respectively, during 2009.

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

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties within our vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees for non-proprietary inventory, except for where we receive 100% of the revenues for properties that we manage, operate under long-term capital leases or own. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2011, 2010 and 2009 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties we manage, operate under long-term capital leases or own and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related services and products; (ii) exchange revenue per member, which represents total revenue from fees associated with memberships, exchange transactions, member-related rentals and other services for the year divided by the average number of vacation exchange members during the year; (iii) vacation rental transactions, which represents the number of standard one-week rental transactions that are generated in connection with customers booking their vacation rental stays through us; and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions.

Vacation Ownership

We develop, market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or developer-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

We also offer consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of vacation ownership interest sales on the Consolidated Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Income.

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $424 million, $405 million and $376 million, during 2011, 2010 and 2009, respectively. Management fee revenues were $198 million, $183 million and $170 million during 2011, 2010 and 2009, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $226 million, $222 million and $206 million, respectively, during 2011, 2010 and 2009. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2011, 2010 and 2009, one of the associations that we manage paid Wyndham Exchange & Rentals $19 million for exchange services.

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

Other Items

We record marketing and reservation revenues, Wyndham Rewards revenues, RCI Elite Rewards revenues and hotel/property management services revenues for our Lodging, Vacation Ownership and Vacation Exchange and Rentals segments, in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Income. We believe that EBITDA is a useful measure of performance for our industry segments which, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2011 and 2010. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2011	2010	% Change
Lodging
Number of rooms (a)	613,100	612,700	0.1
RevPAR (b)	$33.34	$31.14	7.1
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,750	3,753	(0.1)
Exchange revenue per member (d)	$179.59	$177.53	1.2
Vacation rental transactions (in 000s) (e) (f)	1,347	1,163	15.8
Average net price per vacation rental (f) (g)	$530.78	$425.38	24.8
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$1,595,000	$1,464,000	8.9
Tours (j)	685,000	634,000	8.0
Volume Per Guest (“VPG”) (k)	$2,229	$2,183	2.1

(a)

Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements and (ii) for the year ended December 31, 2010, properties managed under a joint venture. The amount in 2010 includes 200 affiliated rooms.

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

(f)

Includes the impact from the acquisitions of Hoseasons (March 1, 2010), ResortQuest (September 30, 2010), James Villa Holidays (November 30, 2010) and two tuck-in acquisitions (third quarter 2011); therefore, such operating statistics for 2011 are not presented on a comparable basis to the 2010 operating statistics.

(g)

Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental increased 20%.

(h)

Represents total sales of VOIs, including sales under the WAAM, before the net effect of percentage-of-completion accounting and loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2011	2010
Gross VOI sales	$1,595	$1,464
Less: WAAM sales (1)	(106)	(51)

Gross VOI sales, net of WAAM sales	1,489	1,413
Less: Loan loss provision	(339)	(340)

Vacation ownership interest sales (2)	$1,150	$1,072

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
(k)

VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $68 million and $80 million during the year ended December 31, 2011 and 2010, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Our consolidated results comprised the following:

	Year Ended December 31,
	2011	2010	Change
Net revenues	$4,254	$3,851	$403
Expenses	3,487	3,133	354

Operating income	767	718	49
Other income, net	(11)	(7)	(4)
Interest expense	152	167	(15)
Interest income	(24)	(5)	(19)

Income before income taxes	650	563	87
Provision for income taxes	233	184	49

Net income	$417	$379	$38

Net revenues increased $403 million (10.5%) during 2011 compared with the same period last year primarily resulting from:

•	$195 million of incremental revenues primarily related to vacation rental acquisitions;

•

$98 million of higher revenues from our vacation ownership business primarily due to increased VOI sales, WAAM revenues and property management fees, partially offset by the impact of a change in the reporting of fees related to incidental VOI operations;

•

$56 million of higher revenues in our lodging business due primarily from higher royalty, marketing and reservation revenues (including Wyndham Rewards) resulting from stronger RevPAR and the impact of a change in the classification of third-party reservation fees from marketing expenses.

•	$35 million of a favorable impact from foreign exchange; and

•

$26 million of increased revenue from our exchange and rentals business primarily due to improved yield at our vacation rentals business and the impact of a change in the classification of third-party sales commission and credit card processing fees to operating expenses.

Total expenses increased by $354 million (11.3%) during 2011 compared with the same period last year principally reflecting:

•	$163 million of incremental expenses primarily related to vacation rental acquisitions;

•	$74 million of higher operating expenses resulting from the revenue increases (excluding acquisitions);

•	$57 million for non-cash impairment charges at our lodging business;

•	$42 million of net expenses from the resolution of and adjustment to certain contingent liabilities and assets;

•	$34 million of an unfavorable impact from foreign exchange; and

•	$13 million of increased costs for data security enhancements.

Such expense increases were partially offset by (i) a $31 million net benefit resulting from a refund of value-added taxes at our vacation exchange and rentals business and (ii) $19 million of decreased litigation costs at our vacation ownership business.

Other income, net increased by $4 million during 2011 primarily due to a gain on the redemption of a preferred stock investment allocated to us in connection with our Separation.

Interest expense decreased $15 million during 2011 compared with the same period last year primarily as a result of (i) the absence of $16 million of costs incurred during 2010 resulting from the early termination of our term loan and revolving foreign credit facilities.

Interest income increased $19 million during 2011 primarily due to $16 million of interest received in the third quarter of 2011 related to a refund of value-added taxes at our vacation exchange and rentals business.

Our effective tax rate increased from 32.7% during 2010 to 35.8% during 2011 primarily due to the reduction of benefits recognized in 2011 relating to the utilization of certain cumulative foreign tax credits.

As a result of these items, our net income increased $38 million (10.0%) compared to 2010.

During 2012, we expect:

•	net revenues of approximately $4.4 billion to $4.6 billion;

•	depreciation and amortization of approximately $185 million to $190 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $135 million to $140 million.

Following is a discussion of the 2011 results of each of our segments and Corporate and Other compared to 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011	2010	% Change
Lodging	$749	$688	8.9	$157	$189	(16.9)
Vacation Exchange and Rentals	1,444	1,193	21.0	368	293	25.6
Vacation Ownership	2,077	1,979	5.0	515	440	17.0

Total Reportable Segments	4,270	3,860	10.6	1,040	922	12.8
Corporate and Other (a)	(16)	(9)	*	(84)	(24)	*

Total Company	$4,254	$3,851	10.5	956	898	6.5

Less: Depreciation and amortization				178	173
Interest expense				152	167
Interest income				(24)	(5)

Income before income taxes				$650	$563

*	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $61 million (8.9%) and EBITDA decreased by $32 million (16.9%) during the year ended December 31, 2011 compared with the same period last year. Excluding the impact of $57 million of non-cash asset impairment charges, EBITDA increased $25 million (13.2%). The impairment charges consisted of a write-down of (i) $30 million of management agreements, development advance notes and other receivables which are primarily due to operating and cash flow difficulties at several managed properties within the Wyndham brand, (ii) $14 million of franchise and management agreements resulting from the loss of certain properties which were part of the 2005 acquisition of the Wyndham brand and (iii) a $13 million investment in an international joint venture due to an impairment of cash flows as a result of our partner’s indirect relationship with the Libyan government.

Net revenues and EBITDA were favorably impacted by $5 million and $3 million, respectively, as a result of the Tryp hotel brand acquisition in the second quarter of 2010.

Excluding the impact of the Tryp acquisition, net revenues reflects a $60 million increase in royalties and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 6.1% increase in RevPAR resulting from stronger occupancy and daily rates, (ii) an increase in our international system size and (iii) the impact of a $28 million increase related to a change in the classification of third-party reservation fees to revenues from marketing expenses, which were misclassified as contra expenses in prior periods. This change in classification had no impact on EBITDA. Net revenue was also favorably impacted by $5 million related due to the opening of our Wyndham Grand hotel in Orlando in the fourth quarter of 2011. Such increases were partially offset by a $9 million decrease in ancillary services revenues and other franchise fees.

In addition, EBITDA was also unfavorably impacted by (i) $32 million of higher marketing and reservation expenses (inclusive of Wyndham Rewards) resulting primarily from higher revenues and (ii) $8 million of operating and pre-opening costs for our Wyndham Grand hotel in Orlando. Such increase in expenses were partially offset by (i) $24 million of lower costs principally associated with ancillary services and (ii) $10 million of lower bad debt expenses.

As of December 31, 2011, we had approximately 7,210 properties and 613,100 rooms in our system. Additionally, our hotel development pipeline included approximately 850 hotels and 111,900 rooms, of which 60% were international and 57% were new construction as of December 31, 2011.

We expect net revenues of approximately $835 million to $875 million during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	RevPAR to be up 5% to 8%; and

•	number of rooms to increase 1% to 3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $251 million (21.0%) and $75 million (25.6%), respectively, during 2011 compared with 2010. EBITDA was favorably impacted by a $31 million net benefit resulting from a refund of value-added taxes and $3 million of lower costs related to organizational realignment initiatives, partially offset by a loss of $4 million related to the write-off of foreign exchange translation adjustments resulting from the liquidation of a foreign entity. A weaker U.S. dollar compared to other foreign currencies contributed $35 million and $9 million in net revenues and EBITDA, respectively.

During the third quarter of 2011, we completed the acquisitions of substantially all of the assets of two vacation rental businesses in Colorado and Florida. This resulted in the addition of over 1,500 units to our portfolio. Our vacation exchange and rentals business now offers its leisure travelers access to approximately 100,000 vacation properties worldwide.

Acquisitions contributed $190 million of incremental net revenues (inclusive of $25 million of ancillary revenues) and $23 million of incremental EBITDA. EBITDA was also favorably impacted by a decline of $6 million in costs incurred in connection with acquisitions.

Excluding the impact of $165 million of incremental vacation rental revenues from acquisitions and the favorable impact of foreign exchange movements of $28 million, net revenues generated from rental transactions and related services increased $27 million primarily due to a 4.7% increase in average net price per vacation rental. The increase in average net price per vacation rental resulted from (i) higher yield at our Novasol and Landal GreenParks businesses and (ii) an $11 million impact primarily related to a change in the classification of third-party sales commission fees to operating expenses which were misclassified as contra revenue in the same period last year. This change in classification had no impact on EBITDA. Rental transaction volume remained relatively flat.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $7 million. Excluding $7 million of a favorable impact from foreign exchange movements, exchange and related service revenues remained flat primarily due to an increase in other transaction fee revenue offset by lower exchange and member-rental transactions, which we believe are the result of the impact of growth in club memberships where there is a lower propensity to transact. Other transaction fee revenue increased from combining deposited timeshare intervals, which allows members the ability to transact into higher-valued vacations, and the impact of a $4 million increase related to a change in the classification of third-party credit card processing fees to operating expenses, which were misclassified as contra revenue in prior periods. This change in classification had no impact on EBITDA.

We expect net revenues of approximately $1.44 billion to $1.51 billion during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	vacation rental transactions to increase 4% to 7%;

•	average net price per vacation rental to be flat to down 3% due to the negative impact of foreign currency;

•	average number of members to be flat to down 2%; and

•	exchange revenue per member to be flat to up 2%.

During 2011, we generated approximately $725 million of revenues from our European businesses. As such, any adverse outcome resulting from the instability in the European debt and related financial markets and the associated volatility on foreign exchange and interest rates could potentially have an impact on our 2012 results.

Vacation Ownership

Net revenues and EBITDA increased $98 million (5.0%) and $75 million (17.0%), respectively, during 2011 compared with 2010.

Gross sales of VOIs, net of WAAM sales increased $76 million (5.4%) driven principally by an 8.0% increase in tour flow and a 2.1% increase in VPG. The increase in VPG is attributable to an increase in the average price per transaction, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses decreased $1 million primarily as a result of improved portfolio performance, partially offset by higher gross VOI sales. In addition, net revenues were unfavorably impacted by a $22 million decrease in ancillary revenues, primarily associated with a misclassification of fees related to incidental VOI operations, partially offset by increased fees generated by other non-core operations. This change in classification from gross basis reporting in revenues to net basis reporting in operating expenses had no impact on EBITDA.

Net revenues and EBITDA generated by our WAAM increased by $34 million and $11 million, respectively, due to increased commissions earned on $55 million of higher VOI sales under our WAAM.

Property management net revenues and EBITDA increased $19 million and $8 million, respectively, resulting primarily from higher reimbursement revenues and higher fees for additional services. The reimbursement revenues have no impact on EBITDA.

Net revenues were unfavorably impacted by $10 million and EBITDA was favorably impacted by $3 million due to lower consumer financing revenues attributable to a decline in our contract receivables portfolio which was more than offset in EBITDA by a $13 million decrease in interest expense on our securitized debt. Compared to last year, our net interest income margin increased to 78% from 75% due to (i) a reduction in our weighted average interest rate to 5.5% from 6.7% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, partially offset by $158 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$40 million of increased marketing expenses due to increased tours for new owner generation;

•	$24 million of increased costs associated with maintenance fees on unsold inventory;

•	$14 million of increased sales costs;

•	$8 million of increased employee related expenses; and

•	$4 million of expenses related to the termination of an office building lease during 2011.

Such increases were partially offset by:

•	$32 million of lower cost of VOI sales due to product mix and relative sales value adjustments;

•	$19 million of decreased litigation related costs;

•	$8 million of decreased costs related to our trial membership marketing program; and

•	the absence of a $4 million non-cash impairment charge recorded during 2010.

We expect net revenues of approximately $2.15 billion to $2.23 billion during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	gross VOI sales to be $1.65 billion to $1.75 billion (including approximately $110 million to $130 million related to WAAM);

•	tours to increase 1% to 4%; and

•	VPG to increase 2% to 5%.

Corporate and Other

Corporate expenses increased $60 million in 2011 compared to 2010. Corporate expenses included a $12 million and $54 million net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during 2011 and 2010, respectively. Excluding the impact of these net benefits, corporate expenses increased by $18 million.

The $18 million increase in expenses were primarily due to (i) $13 million of increased costs for data security enhancements, (ii) $7 million of higher employee-related costs and (iii) $4 million of an unfavorable impact from foreign exchange hedging contracts costs partially offset by a $4 million gain related to the redemption of a preferred stock investment allocated to us in connection with the Separation.

Other revenues decreased by $7 million with a corresponding decrease in expenses due to the elimination of the Wyndham trademark fee charged between the Lodging segment and the Vacation Ownership segment.

We expect corporate expenses of approximately $93 million to $100 million during 2012. Such expenses primarily reflect continued investment in information technology and data security enhancements in response to the increasingly aggressive global threat from cyber-criminals.

OPERATING STATISTICS

The following table presents our operating statistics for the years ended December 31, 2010 and 2009. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2010	2009	% Change
Lodging (*)
Number of rooms (a)	612,700	597,700	3
RevPAR (b)	$31.14	$30.34	3
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,753	3,782	(1)
Exchange revenue per member (d)	$177.53	$176.73	—
Vacation rental transactions (in 000s) (e) (f)	1,163	964	21
Average net price per vacation rental (f) (g)	$425.38	$477.38	(11)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$1,464,000	$1,315,000	11
Tours (j)	634,000	617,000	3
Volume Per Guest (“VPG”) (k)	$2,183	$1,964	11

(*)

Includes the impact from the acquisition of the Tryp hotel brand, which was acquired on June 30, 2010; therefore, such operating statistics for 2010 are not presented on a comparable basis to the 2009 operating statistics.

(a)

Represents the number of rooms at lodging properties at the end of the period which are either (i) under franchise and/or management agreements, (ii) properties affiliated with the Wyndham Hotels and Resorts brand for which we received a fee for reservation and/or other services provided and (iii) properties managed under a joint venture. The amounts in 2010 and 2009 include 200 and 3,549 affiliated rooms, respectively.

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

•	a $43 million decrease in marketing and reservation expenses due to the change in tour mix in our vacation ownership business and lower marketing overhead costs at our lodging business;

•	$38 million of decreased costs related to organizational realignment initiatives across our businesses (see Restructuring Plans for more details);

•	a $34 million decrease in consumer financing interest expense primarily related to a decrease in interest rates and lower average borrowings on our securitized debt facilities;

•	the absence of non-cash charges of $15 million in 2009 at our vacation ownership and lodging businesses to reduce the carrying value of certain assets based upon their revised estimated fair values;

•	the favorable impact of $15 million at our vacation exchange and rentals business from foreign exchange transactions and foreign currency hedging contracts;

•	$11 million of decreased expenses related to non-core vacation ownership businesses;

•	a $9 million favorable impact on expenses related to foreign currency translation at our vacation exchange and rentals business;

•	$8 million decrease in payroll costs paid on behalf of hotel owners in our lodging business;

•

$8 million primarily associated with a change in the classification of revenue related to incidental operations, which were misclassified on a gross basis during prior periods and classified on a net basis within operating expenses during the third and fourth quarters of 2010;

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

•

$10 million of higher operating expenses at our lodging business related to higher employee-related costs, higher IT costs and higher bad debt expenses on franchisees that are no longer operating a hotel under one of our brands;

•	$10 million of increased litigation expenses primarily at our vacation ownership business;

•	$7 million of acquisition costs incurred in connection with our Hoseasons, Tryp hotel brand, ResortQuest and James Villa Holidays acquisitions;

•	$6 million of costs at our lodging business related to our strategic initiative to grow reservation contribution;

•	$5 million of higher operating expenses at our vacation exchange and rentals business, which includes an unfavorable impact from value-added taxes; and

•	a $4 million non-cash charge to impair the value of certain vacation ownership properties and related assets held for sale that were no longer consistent with our development plans during 2010.

Other income, net increased $1 million during 2010 compared to 2009. Interest expense increased $53 million during 2010 as compared to 2009 primarily as a result of (i) higher interest on our long-term debt facilities primarily as a result of our 2010 and May 2009 debt issuances (see Note 13 – Long-Term Debt and Borrowing Arrangements), (ii) $16 million of early extinguishment costs incurred during the first quarter of 2010 primarily related to our effective termination of an interest rate swap agreement in connection with the early extinguishment of our term loan facility, which resulted in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense on our Consolidated Statement of Income and (iii) $14 million of costs incurred for the repurchase of a portion of our convertible notes during the third and fourth quarters of 2010. Interest income decreased $2 million during 2010 compared to 2009 due to decreased interest earned on invested cash balances as a result of lower rates earned on investments.

Our effective tax rate declined from 40.6% during 2009 to 32.7% in 2010 primarily due to the benefit derived from the current utilization of certain cumulative foreign tax credits, which we were able to realize based on certain changes in our tax profile, as well as the settlement of the IRS examination.

As a result of these items, our net income increased $86 million as compared to 2009.

Following is a discussion of the 2010 results of each of our segments and Corporate and Other compared to 2009:

	Net Revenues			EBITDA
	2010	2009	% Change	2010	2009	% Change
Lodging	$688	$660	4	$189	$175	8
Vacation Exchange and Rentals	1,193	1,152	4	293	287	2
Vacation Ownership	1,979	1,945	2	440	387	14

Total Reportable Segments	3,860	3,757	3	922	849	9
Corporate and Other (a)	(9)	(7)	*	(24)	(71)	*

Total Company	$3,851	$3,750	3	898	778	15

Less: Depreciation and amortization				173	178
Interest expense				167	114
Interest income				(5)	(7)

Income before income taxes				$563	$493

*	Not meaningful.
(a)	Includes the elimination of transactions between segments.

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

•	$5 million of increased operating expenses, which includes an unfavorable impact from value-added taxes; and

•	$3 million of higher costs related to organizational realignment initiatives (see Restructuring Plan for more details).

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

In addition, net revenues and EBITDA comparisons were favorably impacted by $31 million and $9 million, respectively, during the year ended December 31, 2010 due to commissions earned on VOI sales of $51 million under our WAAM. During the first quarter of 2010, we began our initial implementation of WAAM, which is our fee-for-service vacation ownership sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the investment that accompanies new construction. We offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. This model enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition. In addition, WAAM may allow us to grow our fee-for-service consumer finance servicing operations and property management business. The commission revenue earned on these sales is included in service and membership fees on the Consolidated Statement of Income.

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

RESTRUCTURING PLANS

2010 RESTRUCTURING PLAN

During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During 2011, we incurred $7 million of costs and reduced our liability with $9 million of cash payments. The remaining liability of $7 million is expected to be paid in cash; $6 million of facility-related over the remaining lease term which expires in the first quarter of 2020 and $1 million of personnel-related by the third quarter of 2012. We anticipate annual net savings from such initiative of $8 million.

2008 RESTRUCTURING PLAN

During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During 2011, we reduced our liability with $7 million of cash payments and reversed $1 million of previously recorded facility-related expenses. The remaining liability of $3 million, all of which is facility-related, is expected to be paid in cash by December 2013. We anticipate net savings from such initiatives will continue annually.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	December 31, 2011	December 31, 2010	Change
Total assets	$9,023	$9,416	$(393)
Total liabilities	6,791	6,499	292
Total stockholders’ equity	2,232	2,917	(685)

Total assets decreased $393 million from December 31, 2010 to December 31, 2011 primarily due to:

•	a $195 million decrease in other non-current assets primarily due to the settlement of a portion of our call options in connection with the repurchase of a portion of our convertible notes;

•	a $134 million decrease in vacation ownership contract receivables, net primarily due to principal collections exceeding net loan originations;

•	a $71 million decrease in inventory primarily due to VOI sales, partially offset by development spending during 2011;

•

a $39 million decrease in franchise agreements and other intangibles primarily due to current year amortization and the impairment of certain franchise and management agreements, partially offset by increased intangibles resulting from our acquisitions during 2011;

•	a $26 million decrease in deferred income taxes primarily attributable to a change in the expected timing of the resolution of our legacy tax issues; and

•	a decrease of $14 million in cash and cash equivalents.

Such decreases were partially offset by a $76 million increase in property and equipment primarily related to capital expenditures for information technology enhancements, construction of our Wyndham Grand hotel in Orlando and renovations on bungalows at our Landal GreenParks business, partially offset by current year depreciation of property and equipment and the impact of foreign currency translation.

Total liabilities increased $292 million from December 31, 2010 to December 31, 2011 primarily due to:

•	a $212 million net increase in our securitized vacation ownership debt resulting from higher advance rates on our 2011 securitizations;

•

a net increase of $59 million in our other long-term debt primarily reflecting the issuance of our $250 million 5.625% senior unsecured notes and a $64 million net increase in outstanding borrowings on our corporate revolver, partially offset by a $138 million net decrease in our derivative liability related to the bifurcated conversion feature associated with our convertible notes, a $95 million decrease related to the repurchase of a portion of our convertible notes and net principal payments on our other long-term debt of $33 million; and

•	a $44 million increase in deferred income taxes primarily attributable to the utilization of alternative minimum tax credits and depreciation.

Such increases were partially offset by (i) a $30 million decrease in due to former Parent and subsidiaries resulting from the payment and settlement of certain legacy liabilities and (ii) a $23 million decrease in deferred income primarily resulting from shorter membership terms at our vacation exchange and rentals business.

Total stockholders’ equity decreased $685 million from December 31, 2010 to December 31, 2011 primarily due to:

•	$902 million of share repurchases;

•	$112 million for the repurchase of warrants;

•	$99 million of dividends; and

•	$30 million of currency translation adjustments, net of tax.

Such decreases were partially offset by (i) $417 million of net income and (ii) an $18 million increase to our pool of excess tax benefits available to absorb tax deficiencies.

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

During July 2011, we replaced our $980 million revolving credit facility with a $1.0 billion five-year revolving credit facility that expires in July 2016. During June 2011, we renewed and extended our securitized vacation ownership bank conduit facility to a two-year conduit facility that expires in June 2013 and has a total capacity of $600 million.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOWS

During 2011 and 2010, we had a net change in cash and cash equivalents of ($14) million and $1 million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2011	2010	Change
Cash provided by/(used in):
Operating activities	$1,003	$635	$1368
Investing activities	(256)	(418)	162
Financing activities	(753)	(219)	(534)
Effects of changes in exchange rate on cash and cash equivalents	(8)	3	(11)

Net change in cash and cash equivalents	$(14)	$1	$(15)

Operating Activities

During the 2011, net cash provided by operating activities increased $368 million as compared to 2010 primarily reflecting better working capital (net change in assets and liabilities, excluding the impact of acquisitions) utilization resulting from:

•	the absence of a net payment of $145 million in 2010 relating to the IRS settlement, which was reflected within due to former Parent and subsidiaries;

•	$62 million of lower cash utilization resulting from the recognition of deferred ancillary revenues during 2010 at our vacation ownership business; and

•	the absence of a $51 million reduction in accrued liabilities recorded during the third quarter of 2010 related to the resolution of and adjustment to certain contingent liabilities and assets.

Also contributing to the increase in net cash from operating activities was $55 million of higher cash income which included a $67 million refund for value-added taxes and related interest income of which $27 million is included in net income and $40 million is in working capital.

Investing Activities

During 2011, net cash used in investing activities decreased $162 million as compared to 2010, principally reflecting $209 million of lower payments for acquisitions, partially offset by a $72 million increase in capital spending primarily for construction on our Wyndham Grand hotel in Orlando and information technology related initiatives.

Financing Activities

During 2011, net cash used in financing activities increased $534 million as compared to 2010, which principally reflects (i) $658 million of higher share repurchases and (ii) $249 million of lower proceeds from the issuance of notes.

Such increases in cash outflows were partially offset by (i) $342 million of higher net proceeds related to non-securitized borrowings and (ii) $69 million of higher net proceeds related to securitized vacation ownership debt resulting from higher advance rates on our 2011 securitizations.

Convertible Debt. During 2011, we repurchased a portion of our remaining convertible notes with carrying value of $251 million primarily resulting from the completion of a cash tender offer ($95 million for the portion of convertible notes, including the unamortized discount, and $156 million for the related bifurcated conversion feature) for $262 million. Concurrent with the repurchases, we settled (i) a portion of the call options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the warrants with payments of $112 million. As a result of these transactions, we made net payments of $219 million and incurred total losses of $12 million during 2011 and reduced the number of shares related to the warrants (“Warrants”) to approximately 1 million as of December 31, 2011.

During 2010, we utilized some of our cash flow to retire a portion of our convertible notes and settle a related portion of our call options and Warrants. We repurchased approximately 50%, or $114 million face value, of our $230 million convertible notes that had a carrying value of $239 million ($101 million for the portion of convertible notes, including the unamortized discount, and $138 million for the bifurcated conversion feature) for $250 million. Concurrent with the repurchase, we settled (i) a portion of our call options for proceeds of $136 million and (ii) a portion of our Warrants with payments of $98 million. As a result of these transactions, we made net payments of $212 million and incurred total losses of $14 million during 2010. This transaction reduced the number of Warrants related to the convertible transaction by approximately 9 million and, as such, we had approximately 9 million Warrants outstanding as of December 31, 2010.

Senior Unsecured Notes. During the first quarter of 2011, we issued senior unsecured debt for net proceeds of $245 million. We utilized the proceeds from this debt issuance to reduce our outstanding indebtedness, including the repurchase of a portion of our outstanding convertible notes and repayment of borrowings under the revolving credit facility, and for general corporate purposes. For further detailed information about such borrowings, see Note 13 – Long-Term Debt and Borrowing Arrangements.

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

During 2011, we spent $249 million on capital expenditures, equity investments and development advances primarily on (i) information technology enhancement projects, (ii) $46 million for construction of our Wyndham Grand hotel in Orlando, (iii) renovations of bungalows at our Landal GreenParks business and (iv) equity investments and development advances. During 2012, we anticipate spending approximately $195 million to $210 million on capital expenditures, equity investments and development advances. Additionally, in an effort to support growth in the Wyndham Hotels and Resorts brand, we plan on investing approximately $200 million in mezzanine and other financing over the next several years.

In addition, we spent $79 million relating to vacation ownership development projects (inventory) during 2011. We anticipate spending on average approximately $150 million annually from 2011 through 2015 on vacation ownership development projects (approximately $110 million to $120 million during 2012), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $150 million annually from 2011 through 2015, we expect to have adequate inventory through at least 2016.

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

Share Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enabled us to purchase up to $200 million of our common stock. On July 22, 2010, the Board increased the authorization by $300 million and further increased the authorization by $500 million on both April 25, 2011 and August 11, 2011, bringing the total share authorization under our current program to $1.5 billion. From August 20, 2007 through December 31, 2010, we repurchased 11.4 million shares at an average price of $25.78 for a cost of $295 million and repurchase capacity increased $53 million from proceeds received from stock option exercises as of December 31, 2010. During 2011, we repurchased 28.7 million shares at an average price of $31.45 for a cost of $902 million and repurchase capacity increased $11 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. As of December 31, 2011, we repurchased a total of 40.1 million shares at an average price of $29.83 for a cost of $1.2 billion under our current authorization and had $367 million remaining availability under our program.

During the period January 1, 2012 through February 16, 2012, we repurchased an additional 2 million shares at an average price of $40.04 for a cost of $79 million. We currently have $295 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

As a result of the agreement with the IRS, we (i) reversed $190 million in net deferred tax liabilities allocated from Cendant on the Separation Date with a corresponding increase to stockholders’ equity and (ii) recognized a $55 million gain ($42 million, net of tax) with a corresponding decrease to general and administrative expenses during the third quarter of 2010. During the fourth quarter of 2010, we recorded a $2 million reduction to deferred tax assets allocated from Cendant on the Separation Date with a corresponding decrease to stockholders’ equity (see Note 23 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for more information).

Financial Obligations

Our indebtedness consisted of:

	December 31, 2011	December 31, 2010
Securitized vacation ownership debt: (a)
Term notes	$1,625	$1,498
Bank conduit facility (b)	237	152

Total securitized vacation ownership debt	$1,862	$1,650

Long-term debt:
Revolving credit facility (due July 2016) (c)	$218	$154
6.00% senior unsecured notes (due December 2016) (d)	811	798
9.875% senior unsecured notes (due May 2014) (e)	243	241
3.50% convertible notes (due May 2012) (f)	36	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	102	115
Other	4	26

Total long-term debt	$2,153	$2,094

(a)	Represents non-recourse debt that currently is securitized through 13 bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to us for principal and interest.
(b)

Represents a non-recourse vacation ownership bank conduit facility, with a term through June 2013, whose capacity is subject to our ability to provide additional assets to collateralize the facility. As of December 31, 2011, the total available capacity of the facility was $363 million.

(c)

The revolving credit facility has a total capacity of $1.0 billion, which includes availability for letters of credit. As of December 31, 2011, we had $11 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $771 million.

(d)

Represents senior unsecured notes we issued during December 2006. The balance as of December 31, 2011 represents $800 million aggregate principal less $2 million of unamortized discount, plus $13 million of unamortized gains from the settlement of a derivative.

(e)	Represents senior unsecured notes we issued during May 2009. The balance as of December 31, 2011 represents $250 million aggregate principal less $7 million of unamortized discount.
(f)

Represents convertible notes issued by us during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During 2011, we repurchased a portion of our outstanding convertible notes (see Note 13 – Long-term Debt and Borrowing Arrangements for further details). The following table details the components of the convertible notes:

	December 31, 2011	December 31, 2010
Debt principal	$12	$116
Unamortized discount	—	(12)

Debt less discount	12	104
Fair value of bifurcated conversion feature (*)	24	162

Convertible notes	$36	$266

(*)	We also have an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that we purchased concurrent with the issuance of the convertible notes.
(g)	Represents senior unsecured notes we issued during February 2010. The balance as of December 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.
(h)	Represents senior unsecured notes we issued during September 2010. The balance as of December 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.
(i)	Represents senior unsecured notes we issued during March 2011. The balance as of December 31, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.
(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on our Consolidated Balance Sheets.

2011 Debt Issuances

During 2011, we issued senior unsecured notes, closed three term securitizations, renewed our securitized bank conduit facility, repurchased a portion of our convertible notes and replaced our revolving credit facility. For further detailed information about such debt, see Note 13 — Long-term Debt and Borrowing Arrangements.

Capacity

As of December 31, 2011, available capacity under our borrowing arrangements was as follows:

	Securitized bank conduit facility (a)	Revolving credit facility
Total capacity	$600	$1,000
Less: Outstanding borrowings	237	218

Available capacity	$363	$782	(b)

(a)	The capacity of this facility is subject to our ability to provide additional assets to collateralize additional securitized borrowings.
(b)

The capacity under our revolving credit facility includes availability for letters of credit. As of December 31, 2011, the available capacity of $782 million was further reduced to $771 million due to the issuance of $11 million of letters of credit.

Transfer and Servicing of Financial Assets

We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables currently are securitized through 13 bankruptcy-remote SPEs that are consolidated within our Consolidated Financial Statements. As a result, we do not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. We service the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from our vacation ownership subsidiaries; (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases; and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from us. The receivables held by the bankruptcy-remote SPEs are not available to our creditors and legally are not our assets. Additionally, the creditors of these SPEs have no recourse to us for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2011	December 31, 2010
Securitized contract receivables, gross	$2,485	$2,703
Securitized restricted cash	132	138
Interest receivables on securitized contract receivables	20	22
Other assets (a)	1	2

Total SPE assets (b)	2,638	2,865

Securitized term notes	1,625	1,498
Securitized conduit facilities	237	152
Other liabilities (c)	11	22

Total SPE liabilities	1,873	1,672

SPE assets in excess of SPE liabilities	$765	$1,193

(a)	Includes interest rate derivative contracts and related assets.
(b)	Excludes deferred financing costs of $26 million and $22 million as of December 31, 2011 and 2010, respectively, related to securitized debt.
(c)	Primarily includes interest rate derivative contracts and accrued interest on securitized debt.

In addition, we have vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $757 million and $641 million as of December 31, 2011 and 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2011	December 31, 2010
SPE assets in excess of SPE liabilities	$765	$1,193
Non-securitized contract receivables	757	641
Allowance for loan losses	(394)	(362)

Total, net	$1,128	$1,472

Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2011, our consolidated interest coverage ratio was 9.2 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2011, our consolidated leverage ratio was 2.1 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all of our assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

The 6.00% senior unsecured notes, 9.875% senior unsecured notes, 7.375% senior unsecured notes, 5.75% senior unsecured notes and 5.625% senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of our assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million (excluding securitization indebtedness) and insolvency matters. The convertible notes do not contain affirmative or negative covenants, however, the limitations on mergers, consolidations and potential sale of all or substantially all of our assets and the events of default for our senior unsecured notes are applicable to such notes. Holders of the convertible notes have the right to require us to repurchase the convertible notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if our common stock is no longer listed on a national securities exchange.

As of December 31, 2011, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2011, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

Our $1.0 billion five-year revolving credit agreement, which expires in July 2016, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct, in all material respects, at the time of the request of the extension of credit including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains exclusions for the impact resulting from disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $296 million outstanding as of December 31, 2011. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable or, alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

As of December 31, 2011, we had $363 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our senior unsecured debt is rated BBB- with a “stable outlook” by Standard and Poor’s. During October 2011, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa3 with a “stable outlook”. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to us and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. During December 2011, such letter of credit was reduced to $70 million. The posting of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

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

SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of our common stock to Cendant shareholders, we entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which we assumed in connection with the Separation was $49 million and $78 million as of December 31, 2011 and 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties’ obligation. We also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant,

Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As of December 31, 2011, the $49 million of Separation related liabilities is comprised of $41 million for tax liabilities, $3 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $10 million is recorded in current due to former Parent and subsidiaries and $37 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2011 on the Consolidated Balance Sheet. We will indemnify Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of December 31, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond our control. See Contractual Obligations for the estimated timing of such payments. In addition, as of December 31, 2011, we had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

See Item 1A. Risk Factors for further information related to contingent liabilities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2012	2013	2014	2015	2016	Thereafter	Total
Securitized debt (a)	$196	$249	$368	$205	$201	$643	$1,862
Long-term debt	46	11	255	12	1,041	788	2,153
Interest on debt (b)	212	207	187	176	170	156	1,108
Operating leases	83	57	46	45	41	294	566
Other purchase commitments (c)	181	45	28	20	19	142	435
Contingent liabilities (d)	10	39	—	—	—	—	49

Total (e)	$728	$608	$884	$458	$1,472	$2,023	$6,173

(a)	Represents debt that currently is securitized through 13 bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.
(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.
(c)

Primarily represents commitments related to the development of vacation ownership properties and information technology. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal to no cost.

(d)

Primarily represents certain contingent litigation liabilities, contingent tax liabilities and 37.5% of Cendant contingent and other corporate liabilities, which we assumed and are responsible for pursuant to our separation from Cendant.

(e)

Excludes (i) $29 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimatable to determine the periods in which such liability would be settled with the respective tax authorities and (ii) a $13 million net pension liability as it is not reasonably estimatable to determine the periods in which such liability would be settled.

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

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2011 aggregated $435 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. Approximately $316 million of the commitments relate to the development of vacation ownership properties and information technology.

Standard Guarantees/Indemnifications. In the ordinary course of business, we enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of or third-party claims relating to an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases we maintain insurance coverage that may mitigate any potential payments.

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $372 million as of December 31, 2011. We would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2011, 2010 and 2009, we made payments related to these guarantees of $17 million, $12 million and $10 million, respectively. As of December 31, 2011 and 2010, we maintained a liability in connection with these guarantees of $24 million and $17 million, respectively, on our Consolidated Balance Sheets.

From time to time, we may enter into a hotel management agreement that provides the hotel owner with a minimum return. Under such agreement, we would be required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. Our exposure under these guarantees is partially mitigated by our ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, we are able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. As of December 31, 2011, the maximum potential amount of future payments to be made under these guarantees was $16 million with an annual cap of $3 million or less. As of both December 31, 2011 and 2010, we maintained a liability in connection with these guarantees of less than $1 million on our Consolidated Balance Sheets.

As part of our WAAM, we may guarantee to reimburse the developer a certain payment or to purchase from the developer inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $31 million as of December 31, 2011. As of both December 31, 2011 and 2010, we had no recognized liabilities in connection with these guarantees.

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2011.

Letters of Credit. As of December 31, 2011 and 2010, we had $11 million and $28 million, respectively, of irrevocable standby letters of credit outstanding, which mainly support development activity at our vacation ownership business.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the POC method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as restricted cash and deposits within other current assets and deferred income, respectively, on the Consolidated Balance Sheets. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period as part of operating expenses on the Consolidated Statements of Income. Changes in costs could lead to adjustments to the POC status of a project, which may result in differences in the timing and amount of revenues recognized from the construction of vacation ownership properties. This policy is discussed in greater detail in Note 2 to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. We evaluate goodwill for impairment using the two-step process prescribed in the guidance. The first step is to compare the estimated fair value of any reporting unit within the Company that has recorded goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and if lower, the recorded amount is written down to the hypothetical amount. In accordance with the guidance, we have determined that our reporting units are the same as our reportable segments.

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

Based on the results of our impairment evaluation performed during the fourth quarter of 2011, we determined that no impairment charge of goodwill was required as the fair value of goodwill at our lodging and vacation exchange and rentals reporting units was substantially in excess of the carrying value.

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

We determine whether the carrying value of other indefinite-lived intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of an other indefinite-lived intangible asset change from year to year based on operating results and market conditions. Changes in these estimates and assumption could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.

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

Accounting for Restructuring Activities. Restructuring actions require us to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations; and (iii) contract terminations. The amounts that we have accrued as of December 31, 2011 represent our best estimate of the obligations that we incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. In the event actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.

For tax positions we have taken or expect to take in our tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold.

Adoption of Accounting Pronouncements

During 2011, we adopted the guidance related to the accounting for multiple-deliverable revenue arrangements. Additionally, we early adopted recently issued guidance related to the presentation of comprehensive income. During 2012, we will adopt guidance related to the testing goodwill for impairment and fair value measurement. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 16 to the Consolidated Financial Statements. Our principal market exposures are interest and foreign currency rate risks.

•

Our primary interest rate exposure as of December 31, 2011 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future. Any adverse reaction resulting from the financial instability within certain European economies could potentially have an effect on our results of operations, financial position or cash flows.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $4.0 billion of debt outstanding as of December 31, 2011. Of that total, $456 million was issued as variable rate debt and has not been synthetically converted to fixed rate debt via an interest rate swap. A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.

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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2011. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2011, the absolute notional amount of our outstanding foreign exchange hedging instruments was $343 million. A hypothetical 10% change in the foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument as of December 31, 2011. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.

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

We used December 31, 2011 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.

Identification of Executive Officers.

The following provides information for each of our executive officers.

Stephen P. Holmes, 55, has served as the Chairman of our Board of Directors and as our Chief Executive Officer since July 2006. Mr. Holmes has served as a Director since May 2003. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.

Geoffrey A. Ballotti, 50, has served as President and Chief Executive Officer, Wyndham Exchange & Rentals, since March 2008. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.

Eric A. Danziger, 57, has served as President and Chief Executive Officer, Wyndham Hotel Group, since December 2008. From August 2006 to December 2008, Mr. Danziger was Chief Executive Officer of WhiteFence, Inc., an online home services firm. From June 2001 to August 2006, Mr. Danziger was President and Chief Executive Officer of ZipRealty, a real estate brokerage. From April 1998 to June 2001, Mr. Danziger was President and Chief Operating Officer of Carlson Hotels Worldwide. From June 1996 to August 1998, Mr. Danziger was President and CEO of Starwood Hotels and Resorts Worldwide. From September 1990 to June 1996, Mr. Danziger was President of Wyndham Hotels and Resorts.

Franz S. Hanning, 58, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 to July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. (formerly known as Fairfield Resorts, Inc.) from April 2001 to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation from August 2004 to March 2005. Mr. Hanning held several key leadership positions with Fairfield Resorts, Inc. from 1982 to 2001, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.

Thomas G. Conforti, 53, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of Pepsico.

Scott G. McLester, 49, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President,

Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Mary R. Falvey, 51, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 47, has served as our Executive Vice President and Chief Real Estate Development Officer since July 2006. From April 2003 to July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 to February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant. From November 1998 to December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 to February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.

Nicola Rossi, 45, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	8.9 million(a)	$28.97(b)	15.1 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of outstanding stock options, stock settled stock appreciation rights and restricted stock units under the 2006 Equity and Incentive Plan, as amended.
(b)	Consists of weighted-average exercise price of outstanding stock options and stock settled stock appreciation rights.
(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.

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
Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN P. HOLMES Stephen P. Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 17, 2012

/s/ THOMAS G. CONFORTI Thomas G. Conforti	Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ NICOLA ROSSI Nicola Rossi	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2012

/s/ MYRA J. BIBLOWIT Myra J. Biblowit	Director	February 17, 2012

/s/ JAMES E. BUCKMAN James E. Buckman	Director	February 17, 2012

/s/ GEORGE HERRERA George Herrera	Director	February 17, 2012

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY The Right Honourable Brian Mulroney	Director	February 17, 2012

/s/ PAULINE D.E. RICHARDS Pauline D.E. Richards	Director	February 17, 2012

/s/ MICHAEL H. WARGOTZ Michael H. Wargotz	Director	February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wyndham Worldwide Corporation

Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 17, 2012

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenues
Service and membership fees	$2,012	$1,706	$1,613
Vacation ownership interest sales	1,150	1,072	1,053
Franchise fees	522	461	440
Consumer financing	415	425	435
Other	155	187	209

Net revenues	4,254	3,851	3,750

Expenses
Operating	1,781	1,587	1,501
Cost of vacation ownership interests	152	184	183
Consumer financing interest	92	105	139
Marketing and reservation	628	531	560
General and administrative	593	540	533
Asset impairments	57	4	15
Restructuring costs	6	9	47
Depreciation and amortization	178	173	178

Total expenses	3,487	3,133	3,156

Operating income	767	718	594
Other income, net	(11)	(7)	(6)
Interest expense	152	167	114
Interest income	(24)	(5)	(7)

Income before income taxes	650	563	493
Provision for income taxes	233	184	200

Net income	$417	$379	$293

Earnings per share:
Basic	$2.57	$2.13	$1.64
Diluted	2.51	2.05	1.61

Cash dividends declared per share	$0.60	$0.48	$0.16

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$417	$379	$293
Other comprehensive income, net of tax
Foreign currency translation adjustments	(30)	5	25
Unrealized gain on cash flow hedges	5	12	18
Defined benefit pension plans	(2)	—	(3)

Other comprehensive income/(loss), net of tax	(27)	17	40

Comprehensive income	$390	$396	$333

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$142	$156
Trade receivables, net	409	425
Vacation ownership contract receivables, net	297	295
Inventory	351	348
Prepaid expenses	121	104
Deferred income taxes	153	179
Other current assets	257	245

Total current assets	1,730	1,752

Long-term vacation ownership contract receivables, net	2,551	2,687
Non-current inventory	759	833
Property and equipment, net	1,117	1,041
Goodwill	1,479	1,481
Trademarks, net	730	731
Franchise agreements and other intangibles, net	401	440
Other non-current assets	256	451

Total assets	$9,023	$9,416

Liabilities and Stockholders’ Equity
Current liabilities:
Securitized vacation ownership debt	$196	$223
Current portion of long-term debt	46	11
Accounts payable	278	274
Deferred income	402	401
Due to former Parent and subsidiaries	10	47
Accrued expenses and other current liabilities	631	619

Total current liabilities	1,563	1,575

Long-term securitized vacation ownership debt	1,666	1,427
Long-term debt	2,107	2,083
Deferred income taxes	1,065	1,021
Deferred income	182	206
Due to former Parent and subsidiaries	37	30
Other non-current liabilities	171	157

Total liabilities	6,791	6,499

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 212,286,217 shares in 2011 and 209,943,159 shares in 2010	2	2
Treasury stock, at cost—65,228,133 shares in 2011 and 36,555,242 shares in 2010	(2,009)	(1,107)
Additional paid-in capital	3,818	3,892
Retained earnings/(accumulated deficit)	293	(25)
Accumulated other comprehensive income	128	155

Total stockholders’ equity	2,232	2,917

Total liabilities and stockholders’ equity	$9,023	$9,416

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$417	$379	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	173	178
Provision for loan losses	339	340	449
Deferred income taxes	70	76	90
Stock-based compensation	42	39	37
Excess tax benefits from stock-based compensation	(18)	(14)	—
Asset impairments	57	4	15
Non-cash interest	27	60	51
Non-cash restructuring	—	—	15
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	20	14	92
Vacation ownership contract receivables	(207)	(202)	(199)
Inventory	79	54	(9)
Prepaid expenses	(19)	12	25
Other current assets	9	(4)	41
Accounts payable, accrued expenses and other current liabilities	41	(52)	(54)
Due to former Parent and subsidiaries, net	(15)	(179)	(44)
Deferred income	(20)	(82)	(315)
Other, net	3	17	24

Net cash provided by operating activities	1,003	635	689

Investing Activities
Property and equipment additions	(239)	(167)	(135)
Net assets acquired, net of cash acquired	(27)	(236)	—
Equity investments and development advances	(10)	(10)	(13)
Proceeds from asset sales	31	20	5
Decrease/(increase) in securitization restricted cash	6	(5)	22
(Increase)/decrease in escrow deposit restricted cash	(5)	(12)	9
Other, net	(12)	(8)	3

Net cash used in investing activities	(256)	(418)	(109)

Financing Activities
Proceeds from securitized borrowings	1,709	1,697	1,406
Principal payments on securitized borrowings	(1,497)	(1,554)	(1,711)
Proceeds from non-securitized borrowings	2,112	1,525	822
Principal payments on non-securitized borrowings	(2,082)	(1,837)	(1,451)
Proceeds from note issuances	245	494	460
Repurchase of convertible notes	(262)	(250)	—
Proceeds from/(purchase of) call options	155	136	(42)
(Repurchase of)/proceeds from warrants	(112)	(98)	11
Dividends to shareholders	(99)	(86)	(29)
Repurchase of common stock	(893)	(235)	—
Proceeds from stock option exercises	11	40	—
Debt issuance costs	(27)	(41)	(27)
Excess tax benefits from stock-based compensation	18	14	—
Other, net	(31)	(24)	—

Net cash used in financing activities	(753)	(219)	(561)

Effect of changes in exchange rates on cash and cash equivalents	(8)	3	—

Net (decrease)/increase in cash and cash equivalents	(14)	1	19
Cash and cash equivalents, beginning of period	156	155	136

Cash and cash equivalents, end of period	$142	$156	$155

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	205	$2	(27)	$(870)	$3,690	$(578)	$98	$2,342
Comprehensive income
Net income	—	—	—	—	—	293	—
Currency translation adjustment, net of tax of $31	—	—	—	—	—	—	25
Unrealized gains on cash flow hedges, net of tax of $10	—	—	—	—	—	—	18
Pension liability adjustment, net of tax benefit of $1	—	—	—	—	—	—	(3)
Total comprehensive income								333
Issuance of warrants	—	—	—	—	11	—	—	11
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	36	—	—	36
Change in excess tax benefit on equity awards	—	—	—	—	(4)	—	—	(4)
Dividends	—	—	—	—	—	(30)	—	(30)

Balance as of December 31, 2009	206	2	(27)	(870)	3,733	(315)	138	2,688
Comprehensive income
Net income	—	—	—	—	—	379	—
Currency translation adjustment, net of tax benefit of $16	—	—	—	—	—	—	5
Reclassification of unrealized loss on cash flow hedge, net of tax benefit of $6	—	—	—	—	—	—	8
Unrealized gains on cash flow hedges, net of tax of $2	—	—	—	—	—	—	4
Total comprehensive income								396
Exercise of stock options	2	—	—	—	40	—	—	40
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	17	—	—	17
Reversal of net deferred tax liabilities from former Parent	—	—	—	—	188	—	—	188
Repurchase of warrants	—	—	—	—	(98)	—	—	(98)
Repurchase of common stock	—	—	(10)	(237)	—	—	—	(237)
Change in excess tax benefit on equity awards	—	—	—	—	12	—	—	12
Dividends	—	—	—	—	—	(89)	—	(89)

Balance as of December 31, 2010	210	2	(37)	(1,107)	3,892	(25)	155	2,917
Comprehensive income
Net income	—	—	—	—	—	417	—
Currency translation adjustment, net of tax benefit of $3	—	—	—	—	—	—	(30)
Unrealized gains on cash flow hedges, net of tax of $4	—	—	—	—	—	—	5
Pension liability adjustment, net of tax benefit of $1	—	—	—	—	—	—	(2)
Total comprehensive income								390
Exercise of stock options	—	—	—	—	11	—	—	11
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	9	—	—	9
Repurchase of warrants	—	—	—	—	(112)	—	—	(112)
Repurchase of common stock	—	—	(28)	(902)	—	—	—	(902)
Change in excess tax benefit on equity awards	—	—	—	—	18	—	—	18
Dividends	—	—	—	—	—	(99)	—	(99)

Balance as of December 31, 2011	212	$2	(65)	$(2,009)	$3,818	$293	$128	$2,232

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

Business Description

The Company operates in the following business segments:

—

Lodging — franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels globally.

—

Vacation Exchange and Rentals — provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

—	Vacation Ownership — develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

2.	Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

When evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. The Company will consolidate an entity not deemed a VIE upon a determination that it has a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

REVENUE RECOGNITION

Lodging

The Company’s franchising business is designed to generate revenues for its hotel owners through the delivery of room night bookings to the hotel, the promotion of brand awareness among the consumer base, global sales efforts, ensuring guest satisfaction and providing outstanding customer service to both its customers and guests staying at hotels in its system.

The Company enters into agreements to franchise its lodging brands to independent hotel owners. The Company’s standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are comprised of royalty fees and other fees relating to marketing and reservation services. Ongoing franchise fees typically are based on a percentage of gross room revenues of each franchised hotel and are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized, brand-specific reservations system, access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues earned are expensed as incurred. In accordance with its franchise agreements, the Company includes an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses. Marketing and reservation fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses in the Consolidated Statements of Income.

Other service fees the Company derives from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services.

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 20 years. The Company’s management fees are comprised of base fees, which are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically calculated based upon a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $7 million, $5 million and $4 million during 2011, 2010 and 2009, respectively. The Company is also required to recognize as revenue fees relating to payroll costs for operational employees who work at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, the Company is required to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses is reflected as a component of operating expenses on the Consolidated Statements of Income. There is no effect on the Company’s operating income. Revenues related to these payroll costs were $79 million, $77 million and $85 million in 2011, 2010 and 2009, respectively.

The Company also earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges based upon a percentage of room revenues generated from such stay. This fee is recognized as revenue upon becoming due from the franchisee.

Vacation Exchange and Rentals

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represent the annual membership fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within the Company’s vacation exchange business and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties within the Company’s vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees for non-proprietary inventory, except for where it receives 100% of the revenues for properties that it manages, operates under long-term capital leases or owns. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2011, 2010 and 2009 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties it manages, operates under long-term capital leases or owns and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered.

Vacation Ownership

The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. The Company’s sales of VOIs are either cash sales or developer-financed sales. In order for the Company to recognize revenues from VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company. In accordance with the guidance for accounting for real estate time-sharing transactions, the Company must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by the Company, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion (“POC”)

method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

The Company also offers consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of vacation ownership interest sales on the Consolidated Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Income.

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $424 million, $405 million and $376 million during 2011, 2010 and 2009, respectively. Management fee revenues were $198 million, $183 million and $170 million during 2011, 2010 and 2009, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $226 million, $222 million and $206 million, respectively, during 2011, 2010 and 2009. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2011, 2010 and 2009, one of the associations that the Company manages paid Wyndham Exchange & Rentals $19 million for exchange services.

Under the POC method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. During 2009, gross sales of VOIs were increased by $187 million representing the net change in revenues that was deferred under the POC method of accounting. As of December 31, 2009, all revenues that were previously deferred under the POC method of accounting had been recognized. During each of 2011 and 2010, no revenues were deferred under the POC method of accounting.

Other Items

The Company records marketing and reservation revenues, Wyndham Rewards revenues, RCI Elite Rewards revenues and hotel/property management services revenues for its Lodging, Vacation Ownership and Vacation Exchange and Rentals segments, in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Deferred Income

Deferred income, as of December 31, consisted of:

	2011	2010
Membership and exchange fees	$330	$370
VOI trial and incentive fees	118	120
Vacation rental fees	70	56
Other fees	66	61

Total deferred income	584	607
Less: Current deferred income	402	401

Non-current deferred income	$182	$206

Deferred membership and exchange fees consist primarily of payments made in advance for annual memberships that are recognized over the term of the membership period, which is typically one to three years. Deferred VOI trial fees are payments received in advance for a trial VOI, which allows customers to utilize a VOI typically within one year of purchase. Deferred incentive fees represent payments received in advance for additional travel related products and services at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional products and services, which is typically within two years of VOI sale. Deferred vacation rental fees represent payments received in advance of a rental customer’s stay that are recognized as revenue when the rental stay occurs, which is typically within six months of the confirmation date.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2011 and 2010.

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

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account. Such amounts were $132 million and $138 million as of December 31, 2011 and 2010, respectively, of which $71 million and $77 million is recorded within other current assets as of December 31, 2011 and 2010, respectively, and $61 million is recorded within other non-current assets as of both December 31, 2011 and 2010 on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $53 million and $42 million as of December 31, 2011 and 2010, respectively, which is recorded within other current assets on the Consolidated Balance Sheets.

RECEIVABLE VALUATION

Trade receivables

The Company provides for estimated bad debts based on their assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity for the year ended December 31:

	2011	2010	2009
Beginning balance	$185	$149	$117
Bad debt expense	71	97	102
Write-offs	(50)	(63)	(72)
Translation and other adjustments	1	2	2

Ending balance	$207	$185	$149

Vacation ownership contract receivables

In the Company’s Vacation Ownership segment, the Company provides for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of vacation ownership interest sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of the Company’s vacation ownership contract receivables.

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

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Income and amounted to $80 million, $77 million and $82 million, while total expenses amounted to $68 million, $48 million and $59 million in 2011, 2010 and 2009, respectively. The points liability as of December 31, 2011 and 2010 amounted to $40 million and $36 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY

Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $2 million, $5 million and $10 million in 2011, 2010 and 2009, respectively. During 2010, the Company transferred $66 million from inventory to property, plant and equipment related to a mixed-use project.

ADVERTISING EXPENSE

Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded primarily within marketing and reservation expenses on the Consolidated Statements of Income, were $93 million, $77 million and $74 million in 2011, 2010 and 2009, respectively.

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

DERIVATIVE INSTRUMENTS

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. Additionally, the Company has a bifurcated conversion feature related to its convertible notes and cash-settled call options that are considered derivative instruments. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of other revenues or net interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of net interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

PROPERTY AND EQUIPMENT

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the lesser of the lease term or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, from 20 to 30 years for vacation rental properties and from three to seven years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company generally amortizes software developed or obtained for internal use on a straight-line basis, from three to five years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $132 million and $133 million as of December 31, 2011 and 2010, respectively. Capitalized interest was $8 million, $2 million and $2 million in 2011, 2010 and 2009, respectively.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of long-term rate of growth for the business and estimation of the useful life over which cash flows will occur. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and any potential goodwill impairment for each reporting unit.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES

The Company’s restructuring actions require it to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations; and (iii) contract terminations. The amounts that the Company has accrued as of December 31, 2011 represent its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. In the event that actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) consists of accumulated foreign currency translation adjustments, accumulated unrealized gains and losses on derivative instruments designated as cash flow hedges and pension related costs. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in AOCI on the Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

STOCK-BASED COMPENSATION

In accordance with the guidance for stock-based compensation, the Company measures all employee stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Income.

EQUITY EARNINGS AND OTHER INCOME

The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $3 million, $1 million and $1 million of net earnings from such investments during 2011, 2010 and 2009, respectively, in other income, net on the Consolidated Statements of Income. In addition, during 2011, the Company recorded $8 million of income primarily related to a gain on the redemption of a preferred stock investment and sale of non-strategic assets at its vacation ownership business. During 2010, the Company recorded $6 million of income primarily related to gains associated with the sale of non-strategic assets at its vacation ownership business. During 2009, the Company recorded $5 million of income primarily related to gains associated with the sale of non-strategic assets at its vacation ownership and vacation exchange and rentals businesses. Such amounts were recorded within other income, net on the Consolidated Statements of Income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on multiple-deliverable revenue arrangements, which requires an entity to apply the relative selling price allocation method and to estimate selling prices for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. The Company adopted the guidance on January 1, 2011, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

Testing Goodwill for Impairment. In September 2011, the FASB issued guidance on testing goodwill for impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that the fair value of a reporting unit is more likely than not less than its carrying amount, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt the guidance on January 1, 2012, as required, and it believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Presentation of Comprehensive Income. In June 2011, the FASB issued guidance for the presentation of comprehensive income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (i) in either a single continuous financial statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company early adopted the guidance as of December 31, 2011, and has presented the Statements of Comprehensive Income as a separate financial statement.

Fair Value Measurement. In May 2011, the FASB issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied on a prospective basis. The Company will adopt the guidance on January 1, 2012, as required, and it believes adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

3.	Earnings per Share

The computation of basic and diluted earnings per share (“EPS”) is based on the Company’s net income available to common stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income	$417	$379	$293

Basic weighted average shares outstanding	162	178	179
Stock options, SSARs and RSUs (a)	3	4	3
Warrants (b)	1	3	—

Diluted weighted average shares outstanding	166	185	182

Earnings per share:
Basic	$2.57	$2.13	$1.64
Diluted	2.51	2.05	1.61

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.
(b)

Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes (see Note 13 — Long-Term Debt and Borrowing Arrangements).

The computations of diluted EPS for the years ended December 31, 2011, 2010 and 2009 do not include approximately 2 million, 4 million and 9 million stock options and stock-settled stock appreciation rights (“SSARs”), respectively, as the effect of their inclusion would have been anti-dilutive. In addition, for the year ended December 31, 2011 approximately 350,000 performance vested restricted stock units (“PSUs”) were excluded as the Company had not met the required performance metrics as of December 31, 2011 (see Note 19 — Stock-Based Compensation for further details). For the year ended December 31, 2009, the computation of diluted EPS does not include warrants to purchase approximately 18 million shares of the Company’s common stock related to the May 2009 issuance of the Company’s Convertible Notes (see Note 13 — Long-Term Debt and Borrowing Arrangements) as the effect of their inclusion would have been anti-dilutive.

Dividend Payments

During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2011, the Company paid cash dividends of $0.15 per share ($99 million in the aggregate.) During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2010, the Company paid cash dividends of $0.12 per share ($86 million in the aggregate). During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2009 the Company paid cash dividends of $0.04 per share ($29 million in the aggregate).

Stock Repurchase Program

On both April 25, 2011 and August 11, 2011, the Company’s Board of Directors authorized an increase of $500 million to the Company’s existing stock repurchase program. As of December 31, 2011, the total authorization of the program was $1.5 billion.

The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares	Cost	Average Price
As of December 31, 2010	11.4	$295	$25.78
For the year ended December 31, 2011	28.7	902	31.45

As of December 31, 2011	40.1	$1,197	$29.83

The Company had $367 million remaining availability in its program as of December 31, 2011. The total capacity of this program is increased by proceeds received from stock option exercises.

As of December 31, 2011, the Company has repurchased under its current and prior stock repurchase plans a total of 65.2 million shares at an average price of $30.78 for a cost of $2.0 billion since its separation from Cendant (“Separation”).

4.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Balance Sheets as adjustments to the purchase price or on the Consolidated Statements of Income as expenses, as appropriate.

2011 ACQUISITIONS

During the third quarter of 2011, the Company completed the acquisitions of substantially all of the assets of two vacation rentals businesses for $27 million in cash, net of cash acquired. The preliminary purchase price allocations of these acquisitions resulted in the recognition of $11 million of goodwill, $15 million of definite-lived intangible assets with a weighted average life of 16 years and $1 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment.

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

ResortQuest International, LLC. On September 30, 2010, the Company completed the acquisition of ResortQuest International, LLC (“ResortQuest”), a U.S. vacation rentals business, for $54 million in cash, net of cash acquired. The purchase price allocation resulted in the recognition of $15 million of goodwill, $15 million of definite-lived intangible assets with a weighted average life of 12 years and $9 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. Management believes that this acquisition provides the Company with an opportunity to build a growth platform in the U.S. rentals market.

James Villa Holdings Ltd. On November 30, 2010, the Company completed the acquisition of James Villa Holdings Ltd. (“James Villa Holidays”), a European vacation rentals business, for $76 million in cash, net of cash acquired. The purchase price allocation resulted in the recognition of $52 million of goodwill, $26 million of definite-lived intangible assets with a weighted average life of 15 years and $10 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. Management believes that this acquisition is consistent with the Company’s strategy to invest in fee-for-service businesses and strengthens its presence in the European rentals market.

5.	Intangible Assets

Intangible assets consisted of:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,479			$1,481

Trademarks (a)	$730			$731

Amortized Intangible Assets:
Franchise agreements (b)	$595	$324	$271	$634	$318	$316
Other (c)	180	50	130	164	40	124

	$775	$374	$401	$798	$358	$440

(a)

Comprised of various trade names (primarily including the Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inns & Suites, Microtel Inns & Suites, Hawthorn by Wyndham, Tryp by Wyndham and Hoseasons trade names) that the Company has acquired and which distinguishes the Company’s consumer services. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 26 years.
(c)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 16 years.

Other Intangible Assets

During 2011, the Company recorded a $25 million non-cash impairment charge to write-down franchise and management agreements which is included within the asset impairment line on the Consolidated Statement of Income (see Note 22 — Restructuring and Impairments for more information).

Goodwill

During the fourth quarters of 2011, 2010 and 2009, the Company performed its annual goodwill impairment test and determined that no impairment was required as the fair value of goodwill at its lodging and vacation exchange and rentals reporting units was in excess of the carrying value. As of December 31, 2011 and 2010, the Company’s accumulated goodwill impairment loss was $1,342 million ($1,337 million, net of tax) all of which is related to the Company’s vacation ownership reporting unit.

The changes in the carrying amount of goodwill are as follows:

	Balance at December 31, 2010	Goodwill Acquired During 2011		Foreign Exchange	Balance at December 31, 2011
Lodging	$300	$—		$—	$300
Vacation Exchange and Rentals	1,181	11	(*)	(13)	1,179

Total Company	$1,481	$11		$(13)	$1,479

(*)	Relates to two tuck-in acquisitions completed during the third quarter of 2011 (see Note 4 — Acquisitions).

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2011	2010	2009
Franchise agreements	$20	$20	$20
Trademarks	—	—	1
Other	12	8	7

Total (*)	$32	$28	$28

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2011, the Company expects related amortization expense over the next five years as follows:

Amount
2012	$29
2013	27
2014	27
2015	26
2016	25

6.	Franchising and Marketing/Reservation Activities

Franchise fee revenues of $522 million, $461 million and $440 million on the Consolidated Statements of Income for 2011, 2010 and 2009, respectively, include initial franchise fees of $10 million, $8 million and $9 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $237 million, $196 million and $186 million during 2011, 2010 and 2009, respectively, and are recorded within the franchise fees line item on the Consolidated Statements of Income. In accordance with the franchise agreements, the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for marketing purposes or the operation of an international, centralized, brand-specific reservation system for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including access to an international, centralized, brand-specific reservations system, advertising, promotional and co-marketing programs, referrals, technology, training and volume purchasing.

The number of lodging properties and rooms in operation by market sector is as follows:

	(Unaudited) As of December 31,
	2011		2010		2009
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy (a)	5,536	394,087	5,482	387,202	5,469	387,357
Midscale (b)	1,152	121,372	1,206	128,627	1,208	126,467
Upper Midscale (c)	435	74,404	434	71,358	349	58,640
Upscale (d)	76	22,201	84	25,348	77	21,661
Upper Upscale (e)	6	1,062	—	—	—	—
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (f)	—	—	1	200	11	3,549

	7,205	613,126	7,207	612,735	7,114	597,674

(a)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel Inns & Suites and Knights Inn lodging brands.

(b)	Primarily includes Wingate by Wyndham, Hawthorn by Wyndham, Ramada Worldwide, Howard Johnson Plaza, Howard Johnson Hotel and Baymont Inns & Suites.

(c)	Primarily includes the Ramada Plaza, Tryp by Wyndham and Wyndham Garden Hotel lodging brands.

(d)	Comprised of the Wyndham Hotels and Resorts lodging brand.

(e)	Comprised of Dream and Night lodging brands.

(f)

Represents properties/rooms affiliated with the Wyndham Hotels and Resorts brand for which the Company received a fee for reservation and/or other services provided and properties managed under a joint venture. These properties are not branded under a Wyndham Hotel Group brand.

The number of lodging properties and rooms changed as follows:

	(Unaudited) As of December 31,
	2011		2010				2009
	Properties	Rooms	Properties		Rooms		Properties	Rooms
Beginning balance	7,207	612,735	7,114		597,674		7,043	592,880
Additions	541	54,706	492		54,171		486	46,528
Acquisitions	—	—	92	(*)	13,236	(*)	—	—
Terminations	(543)	(54,315)	(491)		(52,346)		(415)	(41,734)

Ending balance	7,205	613,126	7,207		612,735		7,114	597,674

(*)	Relates to the Tryp hotel brand, which was acquired on June 30, 2010.

The Company may, at its discretion, provide development advances to certain of its franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2011, 2010 or 2009. The amount of such development advances recorded on the Consolidated Balance Sheets was $36 million and $55 million as of December 31, 2011 and 2010, respectively. These amounts are classified within the other non-current assets line item on the Consolidated Balance Sheets. During each of 2011, 2010 and 2009, the Company recorded $5 million related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. During 2011, 2010 and 2009, the Company recorded $1 million, $2 million and $4 million, respectively, of bad debt expense relating to development advances that were due and payable within its lodging business. Such expense is recorded within operating expenses on the Consolidated Statements of Income. Additionally, during 2011, the Company recorded a $14 million non-cash impairment charge to write-down certain development advance notes attributable to its managed portfolio, which is included within the asset impairment line on the Consolidated Statements of Income (see Note 22 — Restructuring and Impairments for more information).

7.	Income Taxes

The income tax provision consists of the following for the year ended December 31:

	2011	2010	2009
Current
Federal	$83	$55	$46
State	6	10	19
Foreign	74	43	45

	163	108	110

Deferred
Federal	57	77	100
State	2	1	(6)
Foreign	11	(2)	(4)

	70	76	90

Provision for income taxes	$233	$184	$200

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2011	2010	2009
Domestic	$425	$443	$390
Foreign	225	120	103

Pre-tax income	$650	$563	$493

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	December 31, 2011	December 31, 2010
Current deferred income tax assets:
Accrued liabilities and deferred income	$69	$83
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	193	201
Alternative minimum tax credit carryforward	38	32
Valuation allowance (*)	(18)	(20)
Other	7	2

Current deferred income tax assets	289	298

Current deferred income tax liabilities:
Installment sales of vacation ownership interests	83	76
Other	53	43

Current deferred income tax liabilities	136	119

Current net deferred income tax asset	$153	$179

Non-current deferred income tax assets:
Net operating loss carryforward	$51	$52
Foreign tax credit carryforward	73	41
Alternative minimum tax credit carryforward	36	71
Tax basis differences in assets of foreign subsidiaries	63	71
Accrued liabilities and deferred income	31	27
Other comprehensive income	26	40
Other	41	7
Valuation allowance (*)	(32)	(34)

Non-current deferred income tax assets	289	275

Non-current deferred income tax liabilities:
Depreciation and amortization	616	585
Installment sales of vacation ownership interests	724	703
Other	14	8

Non-current deferred income tax liabilities	1,354	1,296

Non-current net deferred income tax liabilities	$1,065	$1,021

(*)

Primarily relates to foreign tax credits and net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2011, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2031. No provision has been made for U.S. federal deferred income taxes on $457 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2011 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	—	1.4	1.9
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.2)	(1.4)	(1.3)
Taxes on foreign income, net of tax credits	0.9	1.0	1.8
Foreign tax credits	—	(3.1)	—
Valuation Allowance	(1.0)	(0.2)	(0.3)
IRS examination settlement	—	(1.8)	—
Other	2.1	1.8	3.5

	35.8%	32.7%	40.6%

The Company’s effective tax rate increased from 32.7% in 2010 to 35.8% in 2011 primarily due to the reduction of benefits recognized in 2011 relating to the utilization of certain cumulative foreign tax credits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount
Balance as of December 31, 2008	$25
Increases related to tax positions taken during a prior period	1
Increases related to tax positions taken during the current period	2
Decreases as a result of a lapse of the applicable statute of limitations	(3)

Balance as of December 31, 2009	25
Increases related to tax positions taken during a prior period	2
Increases related to tax positions taken during the current period	5
Decreases as a result of a lapse of the applicable statute of limitations	(9)
Decreases related to tax positions taken during a prior period	(1)

Balance as of December 31, 2010	22
Increases related to tax positions taken during a prior period	6
Increases related to tax positions taken during the current period	3
Decreases as a result of a lapse of the applicable statute of limitations	(2)

Balance as of December 31, 2011	$29

The gross amount of the unrecognized tax benefits as of December 31, 2011, 2010 and 2009 that, if recognized, would affect the Company’s effective tax rate was $29 million, $22 million and $25 million, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest of $1 million, $1 million and $3 million related to these unrecognized tax benefits during 2011, 2010 and 2009, respectively. As of December 31, 2011, 2010 and 2009, the Company had recorded a liability for potential penalties of $2 million, $2 million and $3 million, respectively, and interest of $3 million, $4 million and $5 million, respectively, as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal tax authorities. The 2007 through 2011 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2003 through 2011 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $0 to $3 million.

The Company made cash income tax payments, net of refunds, of $139 million, $103 million and $113 million during 2011, 2010 and 2009, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

As of December 31, 2011, the Company had $73 million of foreign tax credits with a valuation allowance of $27 million. The foreign tax credits primarily expire between 2016 and 2017, and the valuation allowance on these credits will be reduced when and if the Company determines that these credits are more likely than not to be realized.

During the third quarter of 2010, the Company reached a settlement agreement, along with Cendant, with the IRS that resolves and pays Cendant’s outstanding contingent tax liabilities relating to the examination of the federal income tax returns for Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax return. The Company received $10 million in payment from Cendant’s former real estate services business (“Realogy”), who was responsible for 62.5% of the liability as per the Separation Agreement, and paid $155 million for all such tax liabilities including the final interest payable to Cendant, who is the taxpayer (see Note 23 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for more detailed information).

8.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of VOIs (see Note 14 — Transfer and Servicing of Financial Assets for further discussion). Current and long-term vacation ownership contract receivables, net as of December 31, consisted of:

	2011	2010
Current vacation ownership contract receivables:
Securitized	$262	$266
Non-securitized	76	65

	338	331
Less: Allowance for loan losses	(41)	(36)

Current vacation ownership contract receivables, net	$297	$295

Long-term vacation ownership contract receivables:
Securitized	$2,223	$2,437
Non-securitized	681	576

	2,904	3,013
Less: Allowance for loan losses	(353)	(326)

Long-term vacation ownership contract receivables, net	$2,551	$2,687

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2011 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2012	$262	$76	$338
2013	288	81	369
2014	308	88	396
2015	321	90	411
2016	321	90	411
Thereafter	985	332	1,317

	$2,485	$757	$3,242

During 2011, 2010 and 2009 the Company’s securitized vacation ownership contract receivables generated interest income of $322 million, $336 million and $333 million, respectively.

During 2011, 2010 and 2009, the Company originated vacation ownership contract receivables of $969 million, $983 million and $970 million, respectively, and received principal collections of $762 million, $781 million and $771 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.3%, 13.1% and 13.0% as of December 31, 2011, 2010 and 2009, respectively.

The activity in the allowance for loan losses related to vacation ownership contract receivables is as follows:

Amount
Allowance for loan losses as of December 31, 2008	$(383)
Provision for loan losses	(449)
Contract receivables written off, net	462

Allowance for loan losses as of December 31, 2009	(370)
Provision for loan losses	(340)
Contract receivables written-off, net	348

Allowance for loan losses as of December 31, 2010	(362)
Provision for loan losses	(339)
Contract receivables written off, net	307

Allowance for loan losses as of December 31, 2011	$(394)

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

	As of December 31, 2011
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,424	$985	$320	$77	$290	$3,096
31 – 60 days	15	23	24	3	3	68
61 – 90 days	8	14	15	1	2	40
91 – 120 days	8	11	17	1	1	38

Total	$1,455	$1,033	$376	$82	$296	$3,242

	As of December 31, 2010
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,415	$990	$426	$59	$297	$3,187
31 – 60 days	10	23	34	2	4	73
61 – 90 days	7	14	22	1	3	47
91 – 120 days	5	10	19	1	2	37

Total	$1,437	$1,037	$501	$63	$306	$3,344

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days. At greater than 120 days, the VOI contract receivable is written off to the allowance for credit losses. The Company did not have a material number of modified VOI contract receivables as of December 31, 2011 and 2010.

9.	Inventory

Inventory, as of December 31, consisted of:

	2011	2010
Land held for VOI development	$136	$131
VOI construction in process	149	229
Completed inventory and vacation credits (a)(b)	825	821

Total inventory	1,110	1,181
Less: Current portion	351	348

Non-current inventory	$759	$833

(a)

Includes estimated recoveries of $164 million and $148 million as of December 31, 2011 and 2010, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $73 million and $80 million as of December 31, 2011 and 2010, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

10.	Property and Equipment, net

Property and equipment, net, as of December 31, consisted of:

	2011	2010
Land	$162	$159
Building and leasehold improvements	698	572
Capitalized software	508	455
Furniture, fixtures and equipment	433	410
Vacation rental property capital leases	121	124
Construction in progress	117	158

	2,039	1,878
Less: Accumulated depreciation and amortization	(922)	(837)

	$1,117	$1,041

During 2011, 2010 and 2009, the Company recorded depreciation and amortization expense of $146 million, $145 million and $150 million, respectively, related to property and equipment.

11.	Other Current Assets

Other current assets, as of December 31, consisted of:

	2011	2010
Securitization restricted cash	$71	$77
Non-trade receivables, net	69	51
Escrow deposit restricted cash	53	42
Deferred vacation ownership costs	23	24
Assets held for sale	14	14
Other	27	37

	$257	$245

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, as of December 31, consisted of:

	2011	2010
Accrued payroll and related	$237	$219
Accrued taxes	93	74
Accrued interest	37	32
Accrued legal settlements	35	38
Accrued advertising and marketing	30	35
Accrued other	199	221

	$631	$619

13.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	December 31, 2011	December 31, 2010
Securitized vacation ownership debt: (a)
Term notes	$1,625	$1,498
Bank conduit facility (b)	237	152

Total securitized vacation ownership debt	1,862	1,650
Less: Current portion of securitized vacation ownership debt	196	223

Long-term securitized vacation ownership debt	$1,666	$1,427

Long-term debt:
Revolving credit facility (due July 2016) (c)	$218	$154
6.00% senior unsecured notes (due December 2016) (d)	811	798
9.875% senior unsecured notes (due May 2014) (e)	243	241
3.50% convertible notes (due May 2012) (f)	36	266
7.375% senior unsecured notes (due March 2020) (g)	247	247
5.75% senior unsecured notes (due February 2018) (h)	247	247
5.625% senior unsecured notes (due March 2021) (i)	245	—
Vacation rentals capital leases (j)	102	115
Other	4	26

Total long-term debt	2,153	2,094
Less: Current portion of long-term debt	46	11

Long-term debt	$2,107	$2,083

(a)

Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,638 million and $2,865 million of underlying gross vacation ownership contract receivables and related assets as of December 31, 2011 and 2010, respectively.

(b)

Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of December 31, 2011, the total available capacity of the facility was $363 million.

(c)

Total capacity of the revolving credit facility is $1.0 billion, which includes availability for letters of credit. As of December 31, 2011, the Company had $11 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $771 million.

(d)

Represents senior unsecured notes issued by the Company during December 2006. The balance as of December 31, 2011 represents $800 million aggregate principal less $2 million of unamortized discount, plus $13 million of unamortized gains from the settlement of a derivative.

(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of December 31, 2011 represents $250 million aggregate principal less $7 million of unamortized discount.
(f)

Represents convertible notes issued by the Company during May 2009, which includes debt principal, less unamortized discount, and a liability related to a bifurcated conversion feature. During 2011 and 2010, the Company repurchased a portion of its outstanding 3.50% convertible notes (see “3.50% Convertible Notes” below for further details). The following table details the components of the convertible notes:

	December 31, 2011	December 31, 2010
Debt principal	$12	$116
Unamortized discount	—	(12)

Debt less discount	12	104
Fair value of bifurcated conversion feature (*)	24	162

Convertible notes	$36	$266

(*)

The Company also has an asset with a fair value equal to the bifurcated conversion feature, which represents cash-settled call options that the Company purchased concurrent with the issuance of the convertible notes (“Bifurcated Conversion Feature”).

(g)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of December 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.
(h)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of December 31, 2011 represents $250 million aggregate principal less $3 million of unamortized discount.
(i)	Represents senior unsecured notes issued by the Company during March 2011. The balance as of December 31, 2011 represents $250 million aggregate principal less $5 million of unamortized discount.
(j)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

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

As of December 31, 2011, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2011, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Maturities and Capacity

The Company’s outstanding debt as of December 31, 2011 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
2012	$196	$46	(*)	$242
2013	249	11		260
2014	368	255		623
2015	205	12		217
2016	201	1,041		1,242
Thereafter	643	788		1,431

	$1,862	$2,153		$4,015

(*)	Includes a liability of $24 million related to the Bifurcated Conversion Feature associated with the Company’s Convertible Notes.

As debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2011, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized bank conduit facility (a)	Revolving credit facility
Total capacity	$600	$1,000
Less: Outstanding borrowings	237	218

Available capacity	$363	$782	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.
(b)

The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2011, the available capacity of $782 million was further reduced to $771 million due to the issuance of $11 million of letters of credit.

Securitized Vacation Ownership Debt

As discussed in Note 14 — Transfer and Servicing of Financial Assets, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2011-1 Receivables Funding, LLC. On March 25, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-1 Receivables Funding LLC, in the initial principal amount of $400 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 3.70% and are secured by vacation ownership contract receivables. As of December 31, 2011, the Company had $252 million of outstanding borrowings under these term notes.

Sierra Timeshare 2011-2 Receivables Funding, LLC. On August 31, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-2 Receivables Funding LLC, in the initial principal amount of $300 million at an advance rate of 92%. These borrowings bear interest at a weighted average coupon rate of 4.01% and are secured by vacation ownership contract receivables. As of December 31, 2011, the Company had $234 million of outstanding borrowings under these term notes.

Sierra Timeshare 2011-3 Receivables Funding, LLC. On November 10, 2011, the Company closed a series of term notes payable, Sierra Timeshare 2011-3 Receivables Funding LLC, in the initial principal amount of

$300 million at an advance rate of 94%. These borrowings bear interest at a weighted average coupon rate of 4.12% and are secured by vacation ownership contract receivables. As of December 31, 2011, the Company had $288 million of outstanding borrowings under these term notes.

As of December 31, 2011, the Company had $851 million of outstanding borrowings under term notes entered into prior to December 31, 2010.

The Company’s securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 5.8%, 6.6% and 8.1% during the years ended December 31, 2011, 2010 and 2009, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. On June 28, 2011, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through June 2013. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $600 million. The bank conduit facility had a weighted average interest rate of 3.6%, 7.1% and 9.6% during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company’s securitized vacation ownership debt of $1,862 million is collateralized by $2,638 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 5.5%, 6.7% and 8.5% during 2011, 2010 and 2009, respectively.

Long-Term Debt

Revolving Credit Facility. On July 15, 2011, the Company replaced its $980 million revolving credit facility with a $1.0 billion five-year revolving credit facility that expires on July 15, 2016. This facility is subject to a fee of 22.5 basis points based on total capacity and bears interest at LIBOR plus 142.5 basis points. The interest rate of this facility is dependent on the Company’s credit ratings. As of December 31, 2011, the Company had $218 million of outstanding borrowings and $11 million of outstanding letters of credit and, as such, the total available remaining capacity was $771 million.

6.00% Senior Unsecured Notes. The Company’s 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. Interest began accruing on December 5, 2006 and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2007. The notes will mature on December 1, 2016 and are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

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

3.50% Convertible Notes. On May 19, 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under the guidance for derivatives and bifurcated such conversion feature from the Convertible Notes for accounting purposes. The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% will be recognized by the Company primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. As such, the effective interest rate over the life of the Convertible Notes is approximately 10.7%. Interest began accruing on May 19, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The Convertible Notes will mature on May 1, 2012. Holders may convert their notes to cash subject to (i) certain conversion provisions determined by the market price of the Company’s common stock; (ii) specified distributions to common shareholders; (iii) a fundamental change (as defined below); and (iv) certain time periods specified in the purchase agreement. The Convertible Notes had an initial conversion reference rate of 78.5423 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $12.73 per share of the Company’s common stock), subject to adjustment, with the principal amount and remainder payable in cash. The Convertible Notes are not convertible into the Company’s common stock or any other securities under any circumstances.

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

The purchase of Call Options and the sale of Warrants are separate contracts entered into by the Company, are not part of the Convertible Notes and do not affect the rights of holders under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased Call Options or the sold warrants. The Call Options meet the definition of derivatives under the guidance for derivatives. As such, the instruments are marked to market each period. In addition, the derivative liability associated with the Bifurcated Conversion Feature is also marked to market each period. The Warrants meet the definition of derivatives under the guidance; however, because these instruments have been determined to be indexed to the Company’s own stock, their issuance has been recorded in stockholders’ equity in the Consolidated Balance Sheet and is not subject to the fair value provisions of the guidance.

During 2010, the Company repurchased a portion of its Convertible Notes with a carrying value of $239 million ($101 million for the portion of Convertible Notes, including the unamortized discount, and $138 million for the related Bifurcated Conversion Feature) for $250 million, which resulted in a loss of $11 million during 2010. Such Convertible Notes had a face value of $114 million. Concurrent with the repurchase, the Company settled (i) a portion of the Call Options for proceeds of $136 million, which resulted in an additional loss of $3 million and (ii) a portion of the Warrants with payments of $98 million. As a result of these transactions, the Company made net payments of $212 million and incurred total losses of $14 million during 2010 and reduced the number of shares related to the Warrants to approximately 9 million as of December 31, 2010.

During 2011, the Company repurchased a portion of its remaining Convertible Notes with carrying value of $251 million primarily resulting from the completion of a cash tender offer ($95 million for the portion of Convertible Notes, including the unamortized discount, and $156 million for the related Bifurcated Conversion Feature) for $262 million. Concurrent with the repurchases, the Company settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, the Company made net payments of $219 million and incurred total losses of $12 million during 2011 and reduced the number of shares related to the Warrants to approximately 1 million as of December 31, 2011.

The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. During March 2010, the Company increased its quarterly dividend from $0.04 per share to $0.12 per share and, subsequently, during March 2011, from $0.12 per share to $0.15 per share. As a result of the dividend increase and required adjustments, as of December 31, 2011, the Convertible Notes had a conversion reference rate of 80.6981 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $12.39 per share of the Company’s common stock), the conversion price of the Call Options was $12.39 and the exercise price of the Warrants was $19.62.

As of December 31, 2011 and 2010, the $36 million and $266 million Convertible Notes consist of $12 million and $104 million of debt ($12 million and $116 million face amount, net of $0 and $12 million of unamortized discount), respectively, and a derivative liability with a fair value of $24 million and $162 million, respectively, related to the Bifurcated Conversion Feature. The Call Options are derivative assets recorded at their fair value of $24 million within other current assets and $162 million within other non-current assets in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

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

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2011, 2010 and 2009.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. This debt primarily relates to information technology leases.

Term Loan. During March 2010, the Company fully repaid its five-year $300 million term loan facility with a portion of the proceeds from the 7.375% senior unsecured notes and borrowings under the Company’s revolving credit facility. The weighted average interest rate during 2010 and 2009 was 5.3% and 5.7%, respectively.

Vacation Ownership Bank Borrowings. During March 2010, the Company paid down and terminated its 364-day, secured, revolving foreign credit facility with a portion of the proceeds from the 7.375% senior unsecured notes. The weighted average interest rate was 9.9% and 6.8% during 2010 and 2009, respectively.

Interest Expense

During 2011, 2010 and 2009, the Company recorded $152 million, $167 million and $114 million, respectively, of interest expense as a result of long-term debt borrowings, the early extinguishment of debt and capitalized interest. Such amounts are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $135 million, $125 million and $99 million during 2011, 2010 and 2009, respectively, excluding cash payments related to early extinguishment of debt costs.

During 2011, 2010 and 2009, the Company incurred interest expense of $150 million, $144 million and $126 million, respectively, primarily in connection with its long-term debt borrowings. As a result of the repurchase of a portion of its Convertible Notes, the Company incurred a loss of $12 million and $14 million during 2011 and 2010, respectively. Additionally, during 2010, in connection with the early extinguishment of its term loan facility, the Company effectively terminated a related interest rate swap agreement, resulting in the reclassification of a $14 million unrealized loss from accumulated other comprehensive income to interest expense, and incurred an additional $2 million of costs due to the early extinguishment of its term loan and revolving foreign credit facilities. Interest expense is partially offset by capitalized interest of $10 million, $7 million and $12 million during 2011, 2010 and 2009, respectively.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $92 million, $105 million and $139 million during 2011, 2010 and 2009, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $76 million, $90 million and $112 million during 2011, 2010 and 2009, respectively.

14.	Transfer and Servicing of Financial Assets

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

	December 31, 2011	December 31, 2010
Securitized contract receivables, gross (a)	$2,485	$2,703
Securitized restricted cash (b)	132	138
Interest receivables on securitized contract receivables (c)	20	22
Other assets (d)	1	2

Total SPE assets (e)	2,638	2,865

Securitized term notes (f)	1,625	1,498
Securitized conduit facilities (f)	237	152
Other liabilities (g)	11	22

Total SPE liabilities	1,873	1,672

SPE assets in excess of SPE liabilities	$765	$1,193

(a)

Included in current ($262 million and $266 million as of December 31, 2011 and 2010, respectively) and non-current ($2,223 million and $2,437 million as of December 31, 2011 and 2010, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)

Included in other current assets ($71 million and $77 million as of December 31, 2011 and 2010, respectively) and other non-current assets ($61 million and $61 million as of both December 31, 2011 and 2010, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.
(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.
(e)	Excludes deferred financing costs of $26 million and $22 million as of December 31, 2011 and 2010, respectively, related to securitized debt.
(f)

Included in current ($196 million and $223 million as of December 31, 2011 and 2010, respectively) and long-term ($1,666 million and $1,427 million as of December 31, 2011 and 2010, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)

Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million and $3 million as of December 31, 2011 and 2010, respectively) and other non-current liabilities ($9 million and $19 million as of December 31, 2011 and 2010, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $757 million and $641 million as of December 31, 2011 and 2010, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2011	December 31, 2010
SPE assets in excess of SPE liabilities	$765	$1,193
Non-securitized contract receivables	757	641
Allowance for loan losses	(394)	(362)

Total, net	$1,128	$1,472

15.	Fair Value

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis as of December 31:

	2011			2010
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Call Options	$24	$—	$24	$162	$—	$162
Interest rate contracts	4	4	—	7	7	—
Foreign exchange contracts	1	1	—	4	4	—
Securities available-for-sale (b)	6	—	6	6	—	6

Total assets	$35	$5	$30	$179	$11	$168

Liabilities
Derivatives:
Bifurcated Conversion Feature (c)	$24	$—	$24	$162	$—	$162
Interest rate contracts (d)	10	10	—	27	27	—
Foreign exchange contracts (d)	3	3	—	12	12	—

Total liabilities	$37	$13	$24	$201	$39	$162

(a)

Included in other current assets ($25 million and $5 million as December 31, 2011 and 2010, respectively) and other non-current assets ($4 million and $168 million as of December 31, 2011 and 2010, respectively) on the Consolidated Balance Sheets.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.
(c)	Included in current portion of long-term debt and long-term debt on the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.
(d)

Included in accrued expenses and other current liabilities ($4 million and $12 million as December 31, 2011 and 2010, respectively) and other non-current liabilities ($9 million and $27 million as of December 31, 2011 and 2010, respectively) on the Consolidated Balance Sheets.

The Company’s derivative instruments primarily consist of the Call Options and Bifurcated Conversion Feature related to the Convertible Notes, pay-fixed/receive-variable interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 16 — Financial Instruments for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Asset-Call Options	Derivative Liability Bifurcated Conversion Feature	Securities Available-For- Sale
Balance as of December 31, 2009	$176	$(176)	$5
Convertible Notes activity (*)	(138)	138	—
Change in fair value	124	(124)	1

Balance as of December 31, 2010	162	(162)	6
Convertible Notes activity (*)	(156)	156	—
Change in fair value	18	(18)	—

Balance as of December 31, 2011	$24	$(24)	$6

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

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,848	$3,232	$2,982	$2,782
Debt
Total debt (a)	4,015	4,205	3,744	3,871
Derivatives
Foreign exchange contracts (b)
Assets	1	1	4	4
Liabilities	(3)	(3)	(12)	(12)
Interest rate contracts (b)
Assets	4	4	7	7
Liabilities	(10)	(10)	(27)	(27)
Call Options
Assets	24	24	162	162

(a)	As of December 31, 2011 and 2010, includes $24 million and $162 million, respectively, related to the Bifurcated Conversion Feature liability.
(b)	Instruments are in a net loss position as of December 31, 2011 and December 31, 2010.

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

In accordance with the guidance for equity method investments, during 2011, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-downs resulted in a $13 million charge during 2011. Additionally, during 2009, this same international joint venture was written down to its fair value which resulted in a $6 million charge. These impairment charges are included within asset impairment on the Consolidated Statements of Income.

In accordance with the guidance for long-lived assets held for sale, during 2010 and 2009, vacation ownership properties consisting primarily of undeveloped land were written down to their estimated fair value less selling costs. Such write down resulted in an impairment charge of $4 million and $9 million during 2010 and 2009, respectively.

16.	Financial Instruments

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected in the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the hedge documentation standards are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying hedges, are recorded in AOCI. The derivative’s gain or loss is released from AOCI to match the timing of the underlying hedged cash flows effect on earnings.

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

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The impact of the change in fair value of the fair value hedges and hedged debt was not material during the year ended December 31, 2011.

In connection with the early extinguishment of the term loan facility during 2010 (see Note 13 — Long-Term Debt and Borrowing Arrangements), the Company effectively terminated a related interest rate swap agreement, which resulted in the reclassification of a $14 million unrealized loss from AOCI to interest expense on the Consolidated Statement of Income for the year ended December 31, 2010. The amount of losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material.

The following table summarizes information regarding the gain/(loss) amounts recognized in AOCI for the years ended December 31:

	2011	2010	2009
Designated as hedging instruments
Interest rate contracts	$10	$5	$27
Foreign exchange contracts	(1)	—	—

Total	$9	$5	$27

The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2011	2010	2009
Non-designated hedging instruments
Foreign exchange contracts (a)	$(16)	$(19)	$7
Interest rate contracts	5 (b)	14 (b)	7	(c)
Call Options	18	124	134
Bifurcated Conversion Feature	(18)	(124)	(134)

Total	$(11)	$(5)	$14

(a)	Included within operating expenses on the Consolidated Statements of Income.
(b)	Included within consumer financing interest and interest expense on the Consolidated Statements of Income.
(c)	Included within consumer financing interest expense on the Consolidated Statements of Income.

The following table summarizes information regarding the fair value of the Company’s derivative instruments as of December 31:

	Balance Sheet Location	2011	2010
Designated hedging instruments
Liabilities
Interest rate contracts	Other non-current liabilities	$9	$18
Foreign exchange contracts	Accrued expenses and other current liabilities	1	—

Total		$10	$18

Non-designated hedging instruments
Assets
Interest rate contracts	Other non-current assets	$4	$7
Foreign exchange contracts	Other current assets	1	4
Call Options (*)	Other current assets	24	—
	Other non-current assets	—	162

Total		$29	$173

Liabilities
Interest rate contracts	Other non-current liabilities	$1	$9
Foreign exchange contracts	Accrued expenses and other current liabilities	2	12
Bifurcated Conversion Feature (*)	Current portion of long-term debt	24	—
	Long-term debt	—	162

Total		$27	$183

(*)	See Note 13 — Long-Term Debt and Borrowing Arrangements for further detail.

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

As of December 31, 2011, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 18% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk

The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business; which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2011, approximately 14%, 13% and 10% of the Company’s VOI sales revenues were generated in sales offices located in Florida, Nevada and California, respectively.

Included within the Consolidated Statements of Income is approximately 11%, 10% and 11% of net revenues generated from transactions in the state of Florida in each of 2011, 2010 and 2009, respectively.

17.	Commitments and Contingencies

COMMITMENTS

Leases

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2011 are as follows:

Noncancelable Operating Leases
2012	$83
2013	57
2014	46
2015	45
2016	41
Thereafter	294

$566

During 2011, 2010 and 2009, the Company incurred total rental expense of $76 million, $79 million and $77 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2011 aggregated $435 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. Approximately $316 million of the commitments relate to the development of vacation ownership properties and information technology.

Letters of Credit

As of December 31, 2011 and 2010, the Company had $11 million and $28 million, respectively, of irrevocable letters of credit outstanding, which mainly support development activity at the Company’s vacation ownership business.

Surety Bonds

Some of the Company’s vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from twelve surety providers in the amount of $1.2 billion, of which the Company had $296 million outstanding as of December 31, 2011. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and the Company’s corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

LITIGATION

The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.

Wyndham Worldwide Litigation

The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business — breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security and data privacy, tax claims and environmental claims.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of the loss. The Company reviews these accruals each reporting period and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters.

The Company believes that it has adequately accrued for such matters with reserves of $35 million as of December 31, 2011. Such amount is exclusive of matters relating to the Company’s Separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Cendant Litigation

Under the Separation Agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See also Note 23 — Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

GUARANTEES/INDEMNIFICATIONS

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for specified breaches of or third-party claims relating to an underlying agreement. Such underlying agreements are typically entered into by one of the Company’s subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. The Company is not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases, the Company maintains insurance coverage that may mitigate any potential payments.

Other Guarantees/Indemnifications

In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $372 million as of December 31, 2011. The Company would only be required to pay this maximum amount if none of the owners assessed paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2011, 2010 and 2009, the Company made payments related to these guarantees of $17 million, $12 million and $10 million, respectively. As of December 31, 2011 and 2010, the Company maintained a liability in connection with these guarantees of $24 million and $17 million, respectively, on its Consolidated Balance Sheets.

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a minimum return. Under such agreement, the Company would be required to compensate for any shortfall over the life of the management agreement up to a specified aggregate amount. The Company’s exposure under these guarantees is partially mitigated by the Company’s ability to terminate any such management agreement if certain targeted operating results are not met. Additionally, the Company is able to recapture a portion or all of the shortfall payments and any waived fees in the event that future operating results exceed targets. As of December 31, 2011, the maximum potential amount of future payments to be made under these guarantees is $16 million with an annual cap of $3 million or less. As of both December 31, 2011 and 2010, the Company maintained a liability in connection with these guarantees of less than $1 million on its Consolidated Balance Sheets.

As part of the Wyndham Asset Affiliation Model, the Company may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $31 million as of December 31, 2011. As of both December 31, 2011 and 2010, the Company had no recognized liabilities in connection with these guarantees.

See Note 23 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for contingent liabilities related to the Company’s Separation.

18.	Accumulated Other Comprehensive Income

AOCI is comprised of the following components (net of tax) as of December 31:

	2011	2010
Foreign currency translation adjustments	$141	$171
Unrealized losses on cash flow hedges	(10)	(15)
Defined benefit pension plans	(3)	(1)

Total AOCI (*)	$128	$155

(*)	Includes $40 million of tax benefit for both 2011 and 2010.

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

19.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, SSARs, restricted stock, RSUs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, which was amended and restated as a result of shareholders’ approval at the May 12, 2009 annual meeting of shareholders and further amended as a result of shareholders’ approval at the May 13, 2010 annual meeting of shareholders, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2011, 15.1 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the year ended December 31, 2011 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2010	6.9		$12.35	2.2		$21.28
Granted	1.5	(b)	30.66	0.1	(b)	30.61
Vested/exercised	(2.9	)(c)	11.61	(0.1)		29.49
Canceled	(0.5)		14.95	—		—

Balance as of December 31, 2011 (a)	5.0	(d)	18.02	2.2	(e)	21.28

(a)	Aggregate unrecognized compensation expense related to SSARs and RSUs was $63 million as of December 31, 2011 which is expected to be recognized over a weighted average period of 2.6 years.
(b)	Primarily represents awards granted by the Company on February 24, 2011.
(c)	The intrinsic value of RSUs vested during 2011, 2010 and 2009 was $92 million, $73 million and $12 million, respectively.

(d)	Approximately 4.7 million RSUs outstanding as of December 31, 2011 are expected to vest over time.
(e)

Approximately 1.6 million of the 2.2 million SSARs were exercisable as of December 31, 2011. The Company assumes that the unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2011 had an intrinsic value of $36 million and have a weighted average remaining contractual life of 2.6 years.

During 2011, 2010 and 2009, the Company issued incentive equity awards totaling $47 million, $45 million and $27 million, respectively, to the Company’s key employees and senior officers in the form of RSUs and SSARs. The 2011 and 2010 awards will vest ratably over a period of four years. A portion of the 2009 awards will vest over a period of three years and the remaining portion will vest ratably over a period of four years. In addition, during 2011, the Company approved a grant of incentive equity awards totaling $11 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of December 31, 2011, there were approximately 350,000 PSUs outstanding with an aggregate unrecognized compensation expense of $8 million.

The fair value of SSARs granted by the Company during 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of (i) the Company’s stock and (ii) the stock of comparable companies over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on the “simplified method,” as defined in Staff Accounting Bulletin 110. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the twelve-month target price of the Company’s stock on the date of the grant.

	SSARs Issued on
	2/24/2011	2/24/2010	2/27/2009
Grant date fair value	$11.22	$8.66	$2.02
Grant date strike price	$30.61	$24.84	$3.69
Expected volatility	50.83%	53.0%	81.0%
Expected life	4.25 yrs.	4.25 yrs.	4.00 yrs.
Risk free interest rate	1.85%	2.07%	1.95%
Projected dividend yield	1.96%	2.10%	1.60%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $42 million, $39 million and $37 million during 2011, 2010 and 2009 respectively, related to the incentive equity awards granted by the Company. The Company recognized $16 million, $15 million and $10 million of a tax benefit during 2011, 2010 and 2009, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During May 2009, the Company recorded a $4 million charge to its provision for income taxes related to additional vesting of RSUs as there was no pool of excess tax benefits to absorb tax deficiencies (“APIC Pool”). During 2010 and 2011, the Company increased its APIC Pool by $12 million and $18 million, respectively, due to the vesting of RSUs and exercise of stock options. As of December 31, 2011, the Company’s APIC Pool balance was $30 million.

The Company withheld $31 million, $24 million and $1 million of taxes for the net share settlement of incentive equity awards during 2011, 2010 and 2009, respectively. Such amounts are included in other, net within financing activities on the Consolidated Statements of Cash Flows.

Incentive Equity Awards Conversion

Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. On August 1, 2006, all 2 million converted RSUs vested and, as such, there are no converted RSUs outstanding as of such date. As of December 31, 2011, there were 1.7 million converted stock options outstanding.

The activity related to the converted stock options for the year ended December 31, 2011 consisted of the following:

	Number of Options	Weighted Average Exercise Price
Balance as of December 31, 2010	2.6	$36.75
Exercised (a)	(0.4)	27.66
Canceled	(0.5)	36.16

Balance as of December 31, 2011 (b)	1.7	38.92

(a)	Stock options exercised during 2011, 2010 and 2009 had an intrinsic value of $2 million, $13 million and $0, respectively.
(b)

As of December 31, 2011, the Company had 0.2 million outstanding “in the money” stock options with an aggregate intrinsic value of $1.4 million. All 1.7 million options were exercisable as of December 31, 2011. Options outstanding and exercisable as of December 31, 2011 have a weighted average remaining contractual life of 0.2 years.

The following table summarizes information regarding the outstanding and exercisable converted stock options as of December 31, 2011:

	Number of Options	Weighted Average Exercise Price
$20.00 – $29.99	0.1	$27.25
$30.00 – $39.99	0.4	39.06
$40.00 & above	1.2	40.14

Total Options	1.7	38.92

20.	Employee Benefit Plans

Defined Contribution Benefit Plans

Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $24 million, $21 million and $19 million during 2011, 2010 and 2009, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $19 million, $16 million and $14 million during 2011, 2010 and 2009, respectively.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2011 and 2010, the Company’s net pension liability of $13 million and $11 million, respectively, is fully recognized as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2011, the Company recorded $1 million and $5 million, respectively, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss. As of

December 31, 2010, the Company recorded $1 million and $2 million, respectively, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2011, 2010 and 2009, the Company recorded pension expense of $3 million, $2 million and $2 million.

21.	Segment Information

The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Income. The Company believes that EBITDA is a useful measure of performance for the Company’s industry segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of the Company’s operating performance. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

YEAR ENDED OR AS OF DECEMBER 31, 2011

	Lodging		Vacation Exchange and Rentals		Vacation Ownership		Corporate and Other (b)		Total
Net revenues (a)	$749		$1,444		$2,077		$(16)		$4,254
EBITDA	157	(c)	368	(d)	515	(e)	(84)	(f)	956
Depreciation and amortization	44		80		38		16		178
Segment assets	1,662		2,619		4,688		54		9,023
Capital expenditures	85		89		37		28		239

YEAR ENDED OR AS OF DECEMBER 31, 2010

	Lodging		Vacation Exchange and Rentals		Vacation Ownership		Corporate and Other (b)		Total
Net revenues (a)	$688		$1,193		$1,979		$(9)		$3,851
EBITDA	189	(g)	293	(h)	440	(i)	(24)	(f)	898
Depreciation and amortization	42		68		46		17		173
Segment assets	1,659		2,578		4,893		286		9,416
Capital expenditures	35		92		31		9		167

YEAR ENDED OR AS OF DECEMBER 31, 2009

	Lodging		Vacation Exchange and Rentals	Vacation Ownership		Corporate and Other (b)		Total
Net revenues (a)	$660		$1,152	$1,945		$(7)		$3,750
EBITDA (j)	175	(k)	287	387	(i)	(71	)(f)	778
Depreciation and amortization	41		63	54		20		178
Segment assets	1,564		2,358	5,152		278		9,352
Capital expenditures	29		46	29		31		135

(a)	Transactions between segments are recorded at fair value and eliminated in consolidation. Inter-segment net revenues were not significant to the net revenues of any one segment.

(b)	Includes the elimination of transactions between segments.
(c)

Includes non-cash impairment charges of $44 million primarily related to the write-down of certain franchise and management agreements and development advance notes and $13 million related to a write-down of an international joint venture at the Company’s lodging business.

(d)

Includes (i) a $31 million net benefit resulting from a refund of value-added taxes, (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced by the Company during 2010 and (iii) a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(e)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.
(f)

Includes $100 million, $78 million and $64 million of corporate costs during 2011, 2010 and 2009, respectively, and $16 million and $54 million of a net benefit and $6 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets during 2011, 2010 and 2009, respectively.

(g)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of the Tryp hotel brand during June 2010.
(h)

Includes (i) restructuring costs of $9 million and (ii) $6 million related to costs incurred in connection with the Company’s acquisitions of Hoseasons during March 2010, ResortQuest during September 2010 and James Villa Holidays during November 2010.

(i)

Includes a non-cash impairment charge of $4 million and $9 million during 2010 and 2009, respectively, to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

(j)	Includes restructuring costs of $3 million, $6 million, $37 million and $1 million for Lodging, Vacation Exchange and Rentals, Vacation Ownership and Corporate and Other, respectively.
(k)	Includes a non-cash impairment charge of $6 million to reduce the value of an underperforming joint venture in the Company’s hotel management business.

Provided below is a reconciliation of EBITDA to income before income taxes.

	Year Ended December 31,
	2011	2010	2009
EBITDA	$956	$898	$778
Depreciation and amortization	178	173	178
Interest expense	152	167	114
Interest income	(24)	(5)	(7)

Income before income taxes	$650	$563	$493

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	United Kingdom	Netherlands	All Other Countries	Total
Year Ended or As of December 31, 2011
Net revenues	$3,037	$281	$271	$665	$4,254
Net long-lived assets	2,654	420	339	314	3,727

Year Ended or As of December 31, 2010
Net revenues	$2,864	$174	$242	$571	$3,851
Net long-lived assets	2,595	419	367	312	3,693

Year Ended or As of December 31, 2009
Net revenues	$2,863	$143	$209	$535	$3,750
Net long-lived assets	2,468	218	395	309	3,390

22.	Restructuring and Impairments

2010 RESTRUCTURING PLAN

During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During 2011, the Company incurred $7 million of costs and reduced its liability with $9 million of cash payments. The remaining liability of $7 million is expected to be paid in cash; $6 million of facility-related by the first quarter of 2020 and $1 million of personnel-related by the third quarter of 2012. During 2010, the Company incurred $9 million of costs. As of December 31, 2011, the Company has incurred $16 million of expenses related to the 2010 restructuring plan.

2008 RESTRUCTURING PLAN

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing the Company’s need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During 2011, the Company reduced its liability with $7 million of cash payments and reversed $1 million of previously recorded facility-related expenses. The remaining liability of $3 million, all of which is facility-related, is expected to be paid in cash by December 2013. During 2010, the Company reduced its liability with $11 million in cash payments. During 2009, the Company recorded $47 million of incremental restructuring costs and reduced its liability with $50 million in cash payments and $15 million of other non-cash items. As of December 31, 2011, the Company has incurred $124 million of expenses related to the 2008 restructuring plan.

Total costs associated with the 2008 restructuring plan for the year ended December 31, 2009 are summarized by segment as follows:

	Personnel Related (a)	Facility Related (b)	Asset Write- off’s/Impairments (c)	Contract Termination (d)	Total
Lodging	$3	$—	$—	$—	$3
Vacation Exchange and Rentals	5	1	—	—	6
Vacation Ownership	1	21	14	1	37
Corporate	1	—	—	—	1

Total	$10	$22	$14	$1	$47

(a)

Represents severance benefits resulting from reductions of approximately 370 in staff. The Company formally communicated the termination of employment to all 370 employees, representing a wide range of employee groups. As of December 31, 2009, the Company had terminated all of these employees.

(b)	Primarily related to the termination of leases of certain sales offices.
(c)	Primarily related to the write-off of assets from sales office closures and cancelled development projects.
(d)	Primarily represents costs incurred in connection with the termination of a property development contract.

The activity related to costs associated with the 2008 and 2010 restructuring plans is summarized by category as follows:

	Liability as of December 31, 2008	Costs Recognized		Cash Payments	Other Non-cash	Liability as of December 31, 2009
Personnel-Related	$27	$10		$(34)	$—	$3
Facility-Related	13	22		(16)	(1)	18
Asset Impairments	—	14		—	(14)	—
Contract Terminations	—	1		—	—	1

	$40	$47		$(50)	$(15)	$22

	Liability as of December 31, 2009	Costs Recognized		Cash Payments	Other Non-cash	Liability as of December 31, 2010
Personnel-Related	$3	$9	(a)	$(3)	$—	$9
Facility-Related	18	—		(7)	—	11
Contract Terminations	1	—		(1)	—	—

	$22	$9		$(11)	—	$20

	Liability as of December 31, 2010	Costs Recognized		Cash Payments	Other Non-cash	Liability as of December 31, 2011
Personnel-Related	$9	$—		$(8)	$—	$1
Facility-Related	11	6	(b)	(8)	—	9

	$20	$6		$(16)	$—	$10

(a)	Represents severance benefits resulting from a reduction of approximately 330 in staff, primarily representing employees at a call center.

(b)	Includes $7 million of costs incurred at the Company’s vacation exchange and rentals business and $1 million of a reversal of previously recorded expenses at the Company’s vacation ownership business.

IMPAIRMENTS

During 2011, the Company recorded non-cash charges at its lodging business for the write-down of (i) $30 million of management agreements, development advance notes and other receivables which are primarily due to operating and cash flow difficulties at several managed properties within the Wyndham Hotels and Resorts brand, (ii) $14 million of franchise and management agreements resulting from the loss of certain properties which were part of the 2005 acquisition of the Wyndham Hotels and Resorts brand and (iii) a $13 million investment in an international joint venture due to an impairment of cash flows as a result of the Company’s partner having an indirect relationship with the Libyan government. Such amounts are recorded within asset impairments on the Consolidated Statement of Income.

During 2010, the Company recorded a non-cash charge of $4 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans. Such amount is recorded within asset impairments on the Consolidated Statement of Income.

During 2009, the Company recorded (i) a non-cash charge of $9 million to impair the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans and (ii) a non-cash charge of $6 million to impair the value of an underperforming joint venture in the Company’s hotel management business. Such amounts are recorded within asset impairments on the Consolidated Statement of Income.

23.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $49 million and $78 million as of December 31, 2011 and 2010, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements, which are discussed in more detail below, have been valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy’s senior debt credit rating was downgraded to below investment grade. Under the Separation Agreement, if Realogy experienced such a change of control and suffered such a ratings downgrade, it was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group to satisfy the fair value of Realogy’s indemnification obligations for the Cendant legacy contingent liabilities in the event Realogy does not otherwise satisfy such obligations to the

\extent they become due. On April 26, 2007, Realogy posted a $500 million irrevocable standby letter of credit from a major commercial bank in favor of Avis Budget Group and upon which demand may be made if Realogy does not otherwise satisfy its obligations for its share of the Cendant legacy contingent liabilities. The letter of credit can be adjusted from time to time based upon the outstanding contingent liabilities and has an expiration date of September 2013, subject to renewal and certain provisions. During December 2011, such letter of credit was reduced to $70 million. The posting of this letter of credit does not relieve or limit Realogy’s obligations for these liabilities.

As of December 31, 2011, the $49 million of Separation related liabilities is comprised of $41 million for tax liabilities, $3 million for liabilities of previously sold businesses of Cendant, $3 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the date of Separation. In connection with these liabilities, $10 million is recorded in current due to former Parent and subsidiaries and $37 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2011 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments would be made to the third party through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of December 31, 2011 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of December 31, 2011, the Company has $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $4 million as of December 31, 2010.

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

During 2010, the Company received $10 million in payment from Realogy and paid $155 million for all such tax liabilities including the final interest payable to Cendant, who is the taxpayer. As of December 31, 2011, the Company’s accrual for outstanding Cendant contingent tax liabilities was $41 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

24.	Selected Quarterly Financial Data — (unaudited)

Provided below is selected unaudited quarterly financial data for 2011 and 2010.

	2011
	First	Second	Third		Fourth
Net revenues
Lodging	$149	$190	$222		$188
Vacation Exchange and Rentals	356	361	436		291
Vacation Ownership	450	541	559		527
Corporate and Other (a)	(3)	(2)	(5)		(6)

	$952	$1,090	$1,212		$1,000

EBITDA
Lodging	$27 (b)	$66	$67		$(3	)(c)
Vacation Exchange and Rentals	93	106 (d)	131	(e)	38
Vacation Ownership	97 (f)	130	149		139
Corporate and Other (a) (g)	(14)	(26)	(18)		(26)

	203	276	329		148
Less: Depreciation and amortization	45	45	43		45
Interest expense (h)	44	37 (i)	34		37
Interest income	(2)	(2)	(19	)(j)	(1)

Income before income taxes	116	196	271		67
Provision for income taxes	44	82	96	(k)	11

Net income	$72	$114	$175		$56

Per share information
Basic	$0.42	$0.68	$1.10		$0.37
Diluted	0.41	0.67	1.08		0.37
Weighted average diluted shares	179	170	162		154

(a)	Includes the elimination of transactions between segments.
(b)	Includes a non-cash impairment charge $13 million related to a write-down of an international joint venture.
(c)	Includes non-cash impairment charges of $44 million primarily related to the write-down of certain franchise and management agreements and development advance notes.
(d)

Includes (i) $31 million of a net benefit resulting from a refund of value-added taxes and (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced by the Company during 2010.

(e)	Includes a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.
(f)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.
(g)

Includes $11 million of a net benefit, $3 million of a net expense and $8 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the first, second and third quarter, respectively, and corporate costs of $24 million, $23 million, $26 million and $27 million during the first, second, third and fourth quarter, respectively.

(h)	Includes $11 million and $1 million of costs incurred for the repurchase of a portion of the Company’s convertible notes during the first and second quarter of 2011, respectively.
(i)	Includes $3 million of interest related to value-added tax accruals.
(j)	Includes $16 million of interest income related to a refund of value-added taxes.
(k)	Includes $13 million of a net benefit related to the reversal of a tax valuation allowance.

	2010
	First	Second	Third		Fourth
Net revenues
Lodging	$144	$178	$203		$163
Vacation Exchange and Rentals	300	281	330		282
Vacation Ownership	444	505	533		497
Corporate and Other (a)	(2)	(1)	(1)		(5)

	$886	$963	$1,065		$937

EBITDA
Lodging	$33	$49 (b)	$67		$40
Vacation Exchange and Rentals	80 (c)	78	103	(d)	32	(e)
Vacation Ownership	82	104	123	(f)	131
Corporate and Other (a) (g)	(20)	(14)	30		(20)

	175	217	323		183
Less: Depreciation and amortization	44	42	43		44
Interest expense	50 (h)	36	47	(i)	34	(i)
Interest income	(1)	(2)	(2)		—

Income before income taxes	82	141	235		105
Provision for income taxes	32	46	79		27

Net income	$50	$95	$156		$78

Per share information
Basic	$0.28	$0.53	$0.88		$0.45
Diluted	0.27	0.51	0.84		0.43
Weighted average diluted shares	186	187	184		182

(a)	Includes the elimination of transactions between segments.
(b)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of the Tryp hotel brand during June 2010.
(c)	Includes $4 million related to costs incurred in connection with the Company’s acquisition of Hoseasons during March 2010.
(d)	Includes $1 million related to costs incurred in connection with the Company’s acquisition of ResortQuest during September 2010.
(e)	Includes (i) $9 million of restructuring costs and (ii) $1 million related to costs incurred in connection with the Company’s acquisition of James Villa Holidays during November 2010.
(f)

Includes non-cash impairment charges of $4 million to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with the Company’s development plans.

(g)

Includes $2 million of a net expense, $1 million of a net benefit, $52 million of a net benefit and $3 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the first, second, third and fourth quarter, respectively, and corporate costs of $18 million, $14 million, $23 million and $23 million during the first, second, third and fourth quarter, respectively.

(h)	Includes $16 million of costs incurred for the early extinguishment of the Company’s revolving foreign credit facility and term loan facility during March 2010.
(i)	Includes $11 million and $3 million of costs incurred for the repurchase of a portion of the Company’s Convertible Notes during the third and fourth quarter, respectively.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 31, 2006)

2.2	Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q filed November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed March 3, 2011)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed July 19, 2006)

4.1	Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 1, 2007)

4.2	Form of Senior Notes due 2016 (included within Exhibit 4.1)

4.3	Indenture, dated November 20, 2008, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 filed November 25, 2008)

4.4	First Supplemental Indenture, dated May 18, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 19, 2009)

4.5	Form of Senior Notes due 2014 (included within Exhibit 4.4)

4.6	Second Supplemental Indenture, dated May 19, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Convertible Notes due 2012 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed May 19, 2009)

4.7	Form of Convertible Notes due 2012 (included within Exhibit 4.6)

4.8	Third Supplemental Indenture, dated February 25, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 26, 2010)

4.9	Form of Senior Notes due 2020 (included within Exhibit 4.8)

4.10	Fourth Supplemental Indenture, dated September 20, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 2010)

4.11	Form of Senior Notes due 2018 (included within Exhibit 4.10)

4.12	Fifth Supplemental Indenture, dated March 1, 2011, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 3, 2011)

Exhibit Number	Description of Exhibit

4.13	Form of Senior Notes due 2021 (included within Exhibit 4.12)

10.1	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.2	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.3	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010)

10.4	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed February 19, 2010)

10.5	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated March 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 29, 2011)

10.6	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.7	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.8	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010)

10.9	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 29, 2011)

10.10	Employment Agreement with Eric A. Danziger, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 19, 2010)

10.11	Letter Agreement with Eric A. Danziger, dated December 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed February 19, 2010)

10.12	Amendment No. 1 to Employment Agreement with Eric A. Danziger, dated December 16, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed February 19, 2010)

10.13	Amendment No. 2 to Employment Agreement with Eric A. Danziger, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 29, 2011)

10.14	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.15	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2009)

10.16	Amendment to the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2010)

10.17*	Form of Award Agreement for Restricted Stock Units

10.18*	Form of Award Agreement for Stock Appreciation Rights

10.19	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10- Q filed May 7, 2009)

Exhibit Number	Description of Exhibit

10.20	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.21	Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.22	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.23	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.24	Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.25	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.26	Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.27	Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.28	Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.29	Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.30	Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.31	Credit Agreement, dated as of July 15, 2011, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, The Bank of Nova Scotia, Deutsche Bank Securities Inc., The Royal Bank of Scotland PLC, Credit Suisse AG, Cayman Islands Branch, Compass Bank and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and National Australia Bank Limited, as Managing Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 26, 2011)

10.32	Form of Declaration of Vacation Owner Program of WorldMark, the Club (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-12B filed May 11, 2006)

10.33	Management Agreement, dated as of January 1, 1996, by and between Fairshare Vacation Owners Association and Fairfield Communities, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-12B filed May 11, 2006)

Exhibit Number	Description of Exhibit

10.34	Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, dated as of March 14, 2008 by and among Fairshare Vacation Owners Association, Wyndham Vacation Resorts, Inc., Fairfield Myrtle Beach, Inc., such other subsidiaries and affiliates of Wyndham Vacation Resorts, Inc. and such other unrelated third parties as may from time to time desire to subject property interests to this Trust Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s From 10-Q filed May 8, 2008)

10.35	First Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of March 16, 2009, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 7, 2009)

10.36	Second Amendment to the Second Amended and Restated FairShare Vacation Plan Use Management Trust Agreement, effective as of February 15, 2010, by and between the Fairshare Vacation Owners Association and Wyndham Vacation Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 30, 2010)

10.37	Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010)

10.38	First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2011)

12*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 under the Securities Exchange Act of 1934

32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the United States Code

101.INS**	XBRL Instance document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Label Linkbase Document

101.LAB**	XBRL Taxonomy Presentation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished with this report

G-4