Form 10-Q
period 2012-03-31
WYNDHAM WORLDWIDE CORP
filed 2012-04-25
CIK 1361658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32876

Wyndham Worldwide Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-0052541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Sylvan Way	07054
Parsippany, New Jersey	(Zip Code)
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

The number of shares outstanding of the issuer’s common stock was 145,907,691 shares as of March 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wyndham Worldwide Corporation

Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

April 25, 2012

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues
Service and membership fees	$504	$495
Vacation ownership interest sales	271	222
Franchise fees	118	101
Consumer financing	103	102
Other	40	32

Net revenues	1,036	952

Expenses
Operating	442	411
Cost of vacation ownership interests	28	32
Consumer financing interest	23	23
Marketing and reservation	167	137
General and administrative	153	139
Asset impairment	—	13
Depreciation and amortization	45	45

Total expenses	858	800

Operating income	178	152
Other income, net	(3)	(6)
Interest expense	33	32
Early extinguishment of debt	106	12
Interest income	(2)	(2)

Income before income taxes	44	116
Provision for income taxes	13	44

Net income	31	72
Net loss attributable to noncontrolling interest	1	—

Net income attributable to Wyndham Worldwide	$32	$72

Earnings per share
Basic	$0.22	$0.42
Diluted	0.21	0.41

Cash dividends declared per share	$0.23	$0.15

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$31	$72
Net loss attributable to noncontrolling interest	1	—

Net income attributable to Wyndham Worldwide	32	72
Other comprehensive income, net of tax
Foreign currency translation adjustments	38	16
Unrealized gain on cash flow hedges	2	2

Other comprehensive income, net of tax	40	18

Comprehensive income attributable to Wyndham Worldwide	$72	$90

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$239	$142
Trade receivables, net	584	409
Vacation ownership contract receivables, net	295	297
Inventory	362	351
Prepaid expenses	133	121
Deferred income taxes	159	153
Other current assets	343	257

Total current assets	2,115	1,730
Long-term vacation ownership contract receivables, net	2,507	2,551
Non-current inventory	725	759
Property and equipment, net	1,128	1,117
Goodwill	1,493	1,479
Trademarks, net	733	730
Franchise agreements and other intangibles, net	396	401
Other non-current assets	275	256

Total assets	$9,372	$9,023

Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$206	$196
Current portion of long-term debt	54	46
Accounts payable	460	278
Deferred income	471	402
Due to former Parent and subsidiaries	13	10
Accrued expenses and other current liabilities	561	631

Total current liabilities	1,765	1,563
Long-term securitized vacation ownership debt	1,794	1,666
Long-term debt	2,226	2,107
Deferred income taxes	1,078	1,065
Deferred income	185	182
Due to former Parent and subsidiaries	29	37
Other non-current liabilities	171	171

Total liabilities	7,248	6,791

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 214,430,709 shares in 2012 and 212,286,217 shares in 2011	2	2
Treasury stock, at cost – 68,803,282 shares in 2012 and 65,228,133 shares in 2011	(2,160)	(2,009)
Additional paid-in capital	3,825	3,818
Retained earnings	290	293
Accumulated other comprehensive income	168	128

Total stockholders’ equity	2,125	2,232
Noncontrolling interest	(1)	—

Total equity	2,124	2,232

Total liabilities and equity	$9,372	$9,023

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$31	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	45
Provision for loan losses	96	79
Deferred income taxes	14	19
Stock-based compensation	10	9
Excess tax benefits from stock-based compensation	(25)	(17)
Asset impairment	—	13
Loss on early extinguishment of debt	105	11
Non-cash interest	6	8
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(164)	(182)
Vacation ownership contract receivables	(48)	1
Inventory	25	13
Prepaid expenses	(11)	(11)
Other current assets	(41)	(16)
Accounts payable, accrued expenses and other current liabilities	124	145
Due to former Parent and subsidiaries, net	(1)	(11)
Deferred income	66	67
Other, net	(4)	(16)

Net cash provided by operating activities	228	229

Investing Activities
Property and equipment additions	(33)	(41)
Equity investments and development advances	(2)	(3)
Proceeds from asset sales	—	18
Increase in securitization restricted cash	(31)	(20)
Increase in escrow deposit restricted cash	(8)	(7)
Other, net	(2)	(4)

Net cash used in investing activities	(76)	(57)

Financing Activities
Proceeds from securitized borrowings	616	638
Principal payments on securitized borrowings	(478)	(474)
Proceeds from long-term debt	834	836
Principal payments on long-term debt	(1,012)	(986)
Proceeds from note issuances	941	245
Repurchase of notes	(755)	(249)
Proceeds from call options	—	147
Repurchase of warrants	—	(106)
Dividends to shareholders	(37)	(27)
Repurchase of common stock	(156)	(170)
Proceeds from stock option exercises	12	6
Excess tax benefits from stock-based compensation	25	17
Debt issuance costs	(7)	(6)
Other, net	(41)	(28)

Net cash used in financing activities	(58)	(157)

Effect of changes in exchange rates on cash and cash equivalents	3	3

Net increase in cash and cash equivalents	97	18
Cash and cash equivalents, beginning of period	142	156

Cash and cash equivalents, end of period	$239	$174

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$-	$2,232
Net income	-	-	-	-	32	-	(1)	31
Other comprehensive income	-	-	-	-	-	40	-	40
Exercise of stock options	-	-	-	12	-	-	-	12
Issuance of shares for RSU vesting	2	-	-	-	-	-	-	-
Change in deferred compensation	-	-	-	(30)	-	-	-	(30)
Repurchase of common stock	(3)	-	(151)	-	-	-	-	(151)
Change in excess tax benefit on equity awards	-	-	-	25	-	-	-	25
Dividends	-	-	-	-	(35)	-	-	(35)

Balance as of March 31, 2012	146	$2	$(2,160)	$3,825	$290	$168	$(1)	$2,124

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance as of December 31, 2010	173	$2	$(1,107)	$3,892	$(25)	$155	$-	$2,917
Net income	-	-	-	-	72	-	-	72
Other comprehensive income	-	-	-	-	-	18	-	18
Exercise of stock options	-	-	-	6	-	-	-	6
Issuance of shares for RSU vesting	2	-	-	-	-	-	-	-
Change in deferred compensation	-	-	-	(18)	-	-	-	(18)
Repurchase of warrants	-	-	-	(106)	-	-	-	(106)
Repurchase of common stock	(5)	-	(173)	-	-	-	-	(173)
Change in excess tax benefit on equity awards	-	-	-	17	-	-	-	17
Dividends	-	-	-	-	(26)	-	-	(26)

Balance as of March 31, 2011	170	$2	$(1,280)	$3,791	$21	$173	$-	$2,707

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2011 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 17, 2012.

Business Description

The Company operates in the following business segments:

•

Lodging—franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels.

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

Recently Issued Accounting Pronouncements

Fair Value Measurement. In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied on a prospective basis. The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

Testing Goodwill for Impairment. In September 2011, the FASB issued guidance on testing goodwill for impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not, that the fair value of a reporting unit is less than its carrying amount. If it is concluded that the fair value of a reporting unit is, more likely than not, less than its carrying amount, then it would be necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on net income available to Wyndham Worldwide stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income attributable to Wyndham Worldwide	$32	$72

Basic weighted average shares outstanding	146	173
Stock options and restricted stock units (“RSUs”) (a)	2	3
Warrants (b)	1	3

Diluted weighted average shares outstanding	149	179

Earnings per share:
Basic	$0.22	$0.42
Diluted	0.21	0.41

(a)	Includes unvested dilutive RSUs which are subject to future forfeitures.
(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

The computations of diluted EPS do not include 120,000 and 3 million stock options and stock-settled stock appreciation rights (“SSARs”) for the three months ended March 31, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive to EPS. In addition, the three months ended March 31, 2012 and 2011 exclude 609,000 and 350,000 performance vested restricted stock units (“PSUs”), respectively, as the Company had not met the required performance metrics (see Note 12 – Stock-Based Compensation for further details).

        Dividend Payments

During the quarterly periods ended March 31, 2012 and 2011, the Company paid cash dividends of $0.23 and $0.15 per share, respectively ($37 million and $27 million, respectively, in the aggregate).

        Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares	Cost	Average Price

As of December 31, 2011	40.1	$1,197	$29.83
For the three months ended March 31, 2012	3.6	150	42.05

As of March 31, 2012	43.7	$1,347	30.83

The Company had $229 million remaining availability in its program as of March 31, 2012. The total capacity of this program is increased by proceeds received from stock option exercises.

3.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2012	December 31, 2011
Current vacation ownership contract receivables:
Securitized	$260	$262
Non-securitized	78	76

	338	338
Less: Allowance for loan losses	43	41

Current vacation ownership contract receivables, net	$295	$297

Long-term vacation ownership contract receivables:
Securitized	$2,178	$2,223
Non-securitized	695	681

	2,873	2,904
Less: Allowance for loan losses	366	353

Long-term vacation ownership contract receivables, net	$2,507	$2,551

During the three months ended March 31, 2012 and 2011, the Company’s securitized vacation ownership contract receivables generated interest income of $76 million and $83 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the three months ended March 31, 2012 and 2011, the Company originated vacation ownership contract receivables of $240 million and $198 million, respectively, and received principal collections of $192 million and $199 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.3% at both March 31, 2012 and December 31, 2011.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	96
Contract receivables write-offs, net	(81)

Allowance for loan losses as of March 31, 2012	$409

Amount
Allowance for loan losses as of December 31, 2010	$362
Provision for loan losses	79
Contract receivables write-offs, net	(85)

Allowance for loan losses as of March 31, 2011	$356

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $96 million and $79 million as a reduction of net revenues during the three months ended March 31, 2012 and 2011, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the update policy described above):

	As of March 31, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,374	$988	$326	$84	$306	$3,078
31 - 60 days	14	19	21	2	4	60
61 - 90 days	9	13	15	1	2	40
91 - 120 days	6	10	15	1	1	33

Total	$1,403	$1,030	$377	$88	$313	$3,211

	As of December 31, 2011
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,424	$985	$320	$77	$290	$3,096
31 - 60 days	15	23	24	3	3	68
61 - 90 days	8	14	15	1	2	40
91 - 120 days	8	11	17	1	1	38

Total	$1,455	$1,033	$376	$82	$296	$3,242

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

4.	Inventory

Inventory consisted of:

	March 31, 2012	December 31, 2011

Land held for VOI development	$136	$136
VOI construction in process	147	149
Completed inventory and vacation credits (a)(b)	804	825

Total inventory	1,087	1,110
Less: Current portion	362	351

Non-current inventory	$725	$759

(a)

Includes estimated recoveries of $171 million and $164 million as of March 31, 2012 and December 31, 2011, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $71 million and $73 million as of March 31, 2012 and December 31, 2011, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

5.	Long-Term Debt and Borrowing Arrangements

The Company’s indebtedness consisted of:

	March 31, 2012	December 31, 2011
Securitized vacation ownership debt: (a)
Term notes	$1,896	$1,625
Bank conduit facility (b)	104	237

Total securitized vacation ownership debt	2,000	1,862
Less: Current portion of securitized vacation ownership debt	206	196

Long-term securitized vacation ownership debt	$1,794	$1,666

Long-term debt:
Revolving credit facility (due July 2016) (c)	$47	$218
3.50% convertible notes (due May 2012) (d)	44	36
9.875% senior unsecured notes (due May 2014) (e)	42	243
6.00% senior unsecured notes (due December 2016) (f)	362	811
2.95% senior unsecured notes (due March 2017) (g)	298	-
5.75% senior unsecured notes (due February 2018) (h)	247	247
7.375% senior unsecured notes (due March 2020) (i)	248	247
5.625% senior unsecured notes (due March 2021) (j)	245	245
4.25% senior unsecured notes (due March 2022) (k)	643	-
Vacation rentals capital leases (l)	103	102
Other	1	4

Total long-term debt	2,280	2,153
Less: Current portion of long-term debt	54	46

Long-term debt	$2,226	$2,107

(a)

Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,622 million and $2,638 million of underlying gross vacation ownership contract receivables and related assets as of March 31, 2012 and December 31, 2011, respectively.

(b)

Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of March 31, 2012, the total available capacity of the facility was $496 million.

(c)

Total capacity of the revolving credit facility is $1.0 billion, which includes availability for letters of credit. As of March 31, 2012, the Company had $11 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $942 million.

(d)

Represents convertible notes issued by the Company during May 2009. The liability at March 31, 2012 includes $12 million of debt principal and a $32 million liability related to a bifurcated conversion feature.

(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of March 31, 2012 represents $43 million aggregate principal less $1 million of unamortized discount.
(f)

Represents senior unsecured notes issued by the Company during December 2006. The balance as of March 31, 2012 represents $357 million aggregate principal less $1 million of unamortized discount, plus $6 million of unamortized gains from the settlement of a derivative.

(g)	Represents senior unsecured notes issued by the Company during March 2012. The balance as of March 31, 2012 represents $300 million aggregate principal less $2 million of unamortized discount.
(h)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of March 31, 2012 represents $250 million aggregate principal less $3 million of unamortized discount.
(i)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of March 31, 2012 represents $250 million aggregate principal less $2 million of unamortized discount.
(j)	Represents senior unsecured notes issued by the Company during March 2011. The balance as of March 31, 2012 represents $250 million aggregate principal less $5 million of unamortized discount.
(k)	Represents senior unsecured notes issued by the Company during March 2012. The balance as of March 31, 2012 represents $650 million aggregate principal less $7 million of unamortized discount.

(l)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.

2012 Debt Issuances

2.95% Senior Unsecured Notes. During March 2012, the Company issued senior unsecured notes, with face value of $300 million and bearing interest at a rate of 2.95%, for net proceeds of $298 million. Interest began accruing on March 7, 2012 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2012. The notes will mature on March 1, 2017 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

4.25% Senior Unsecured Notes. During March 2012, the Company issued senior unsecured notes, with face value of $650 million and bearing interest at a rate of 4.25%, for net proceeds of $643 million. Interest began accruing on March 7, 2012 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2012. The notes will mature on March 1, 2022 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Sierra Timeshare 2012-1 Receivables Funding, LLC. During March 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-1 Receivables Funding LLC, in the initial principal amount of $450 million at an advance rate of 87.5%. These borrowings bear interest at a weighted average coupon rate of 3.01% and are secured by vacation ownership contract receivables. As of March 31, 2012, the Company had $450 million of outstanding borrowings under these term notes.

Early Extinguishment of Debt

During the first quarter of 2012, the Company repurchased a portion of its 9.875% senior unsecured notes and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred a loss of $106 million during the three months ended March 31, 2012, which is included within early extinguishment of debt on the Consolidated Statement of Income.

During the first quarter of 2011, the Company repurchased a portion of its convertible notes and settled a portion of the related call options. In connection with these transactions, the Company incurred a loss of $12 million during the three months ended March 31, 2011, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Maturities and Capacity

The Company’s outstanding debt as of March 31, 2012 matures as follows:

	Securitized Vacation Ownership Debt	Other		Total
Within 1 year	$206	$54	(*)	$260
Between 1 and 2 years	276	11		287
Between 2 and 3 years	301	53		354
Between 3 and 4 years	218	12		230
Between 4 and 5 years	215	718		933
Thereafter	784	1,432		2,216

	$2,000	$2,280		$4,280

(*)	Includes a liability of $32 million related to the Bifurcated Conversion Feature associated with the Company’s convertible notes.

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2012, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$600	$1,000
Less: Outstanding Borrowings	104	47

Available Capacity	$496	$953	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.
(b)

The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of March 31, 2012, the available capacity of $953 million was further reduced to $942 million due to the issuance of $11 million of letters of credit.

Interest Expense

During the three months ended March 31, 2012 and 2011, the Company recorded $33 million and $32 million, respectively, of interest expense as a result of long-term debt borrowings and capitalized interest. Such amounts are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $44 million and $24 million during the three months ended March 31, 2012 and 2011, respectively, excluding cash payments related to early extinguishment of debt costs.

During the three months ended March 31, 2012 and 2011, the Company incurred interest expense of $34 million and $35 million, respectively, primarily in connection with its long-term debt borrowings, partially offset by capitalized interest of $1 million and $3 million during the three months ended March 31, 2012 and 2011, respectively.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $23 million during both the three months ended March 31, 2012 and 2011 and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $18 million and $19 million during the three months ended March 31, 2012 and 2011, respectively.

6.	Transfer and Servicing of Financial Assets

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2012	December 31, 2011
Securitized contract receivables, gross (a)	$2,438	$2,485
Securitized restricted cash (b)	163	132
Interest receivables on securitized contract receivables (c)	20	20
Other assets (d)	1	1

Total SPE assets (e)	2,622	2,638

Securitized term notes (f)	1,896	1,625
Securitized conduit facilities (f)	104	237
Other liabilities (g)	9	11

Total SPE liabilities	2,009	1,873

SPE assets in excess of SPE liabilities	$613	$765

(a)

Included in current ($260 million and $262 million as of March 31, 2012 and December 31, 2011, respectively) and non-current ($2,178 million and $2,223 million as of March 31, 2012 and December 31, 2011, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)

Included in other current assets ($88 million and $71 million as of March 31, 2012 and December 31, 2011, respectively) and other non-current assets ($75 million and $61 million as of March 31, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.
(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.
(e)	Excludes deferred financing costs of $29 million and $26 million as of March 31, 2012 and December 31, 2011, respectively, related to securitized debt.
(f)

Included in current ($206 million and $196 million as of March 31, 2012 and December 31, 2011, respectively) and long-term ($1,794 million and $1,666 million as of March 31, 2012 and December 31, 2011, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)

Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($3 million and $2 million as of March 31, 2012 and December 31, 2011, respectively) and other non-current liabilities ($6 million and $9 million as of March 31, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $773 million and $757 million as of March 31, 2012 and December 31, 2011, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2012	December 31, 2011
SPE assets in excess of SPE liabilities	$613	$765
Non-securitized contract receivables	773	757
Less: Allowance for loan losses	409	394

Total, net	$977	$1,128

Restricted Cash

In addition to restricted cash related to securitizations, the Company also had $61 million and $53 million of restricted cash related to escrow deposits as of March 31, 2012 and December 31, 2011, respectively, which was recorded within other current assets on the Consolidated Balance Sheets.

7.	Fair Value

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2012			As of December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Call Options	$32	$–	$32	$24	$–	$24
Interest rate contracts	4	4	–	4	4	–
Foreign exchange contracts	7	7	–	1	1	–
Securities available-for-sale (b)	6	–	6	6	–	6

Total assets	$49	$11	$38	$35	$5	$30

Liabilities
Derivatives:
Bifurcated Conversion Feature (c)	$32	$–	$32	$24	$–	$24
Interest rate contracts (d)	8	8	–	10	10	–
Foreign exchange contracts (d)	1	1	–	3	3	–

Total liabilities	$41	$9	$32	$37	$13	$24

(a)

Included in other current assets ($39 million and $25 million as of March 31, 2012 and December 31, 2011, respectively) and other non-current assets ($4 million and $4 million as of March 31, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.
(c)	Included in current portion of long-term debt on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively; carrying value is equal to estimated fair value.
(d)

Included in accrued expenses and other current liabilities ($2 million and $4 million as of March 31, 2012 and December 31, 2011, respectively) and other non-current liabilities ($7 million and $9 million as of March 31, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

The Company’s derivative instruments primarily consist of call options and a bifurcated conversion feature related to its convertible notes, pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 8 – Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized significant unobservable Level 3 inputs to determine fair value as of March 31, 2012 and March 31, 2011:

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For- Sale
Balance as of December 31, 2011	$24	$(24)	$6
Change in fair value	8	(8)	–

Balance as of March 31, 2012	$32	$(32)	$6

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For- Sale
Balance as of December 31, 2010	$162	$(162)	$6
Convertible notes activity (*)	(148)	148	–
Change in fair value	11	(11)	–

Balance as of March 31, 2011	$25	$(25)	$6

(*)	Represents the change in value resulting from the Company’s repurchase of a portion of its convertible notes and the settlement of a corresponding portion of the call options.

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,802	$3,204	$2,848	$3,232
Debt
Total debt (*)	4,280	4,473	4,015	4,205

(*)	As of March 31, 2012 and December 31, 2011, includes $32 million and $24 million, respectively, related to a bifurcated conversion feature liability.

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

In accordance with the guidance for equity method investments, during the first quarter of 2011, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-down resulted in a $13 million charge, which is included within asset impairment on the Consolidated Statement of Income for the three months ended March 31, 2011.

8.	Derivative Instruments and Hedging Activities

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

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The amount of losses that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings during the next 12 months is not material.

The following table summarizes information regarding the gain amounts recognized in AOCI:

	Three Months Ended March 31,
	2012	2011
Designated hedging instruments
Interest rate contracts	$2	$3

The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives:

	Three Months Ended March 31,
	2012	2011
Non-designated hedging instruments
Foreign exchange contracts (a)	$3	$(3)
Interest rate contracts	–	3 (b)
Call Options	8	11
Bifurcated Conversion Feature	(8)	(11)

Total	$3	$–

(a)	Included within operating expenses on the Consolidated Statements of Income.
(b)	Included primarily within interest expense on the Consolidated Statement of Income.

The following table summarizes information regarding the fair value of the Company’s derivative instruments:

	Balance Sheet Location	As of March 31, 2012	As of December 31, 2011
Designated hedging instruments
Liabilities
Interest rate contracts	Other non-current liabilities	$7	$9
Foreign exchange contracts	Accrued expenses and other current liabilities	1	1

Total		$8	$10

Non-designated hedging instruments
Assets
Interest rate contracts	Other non-current assets	$4	$4
Foreign exchange contracts	Other current assets	7	1
Call Options	Other current assets	32	24

Total		$43	$29

Liabilities
Interest rate contracts	Other non-current liabilities	$1	$1
Foreign exchange contracts	Accrued expenses and other current liabilities	–	2
Bifurcated Conversion Feature	Current portion of long-term debt	32	24

Total		$33	$27

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2004.

The Company’s effective tax rate was 29.5% and 37.9% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate decreased compared to the prior year primarily due to the tax benefit derived from the loss on the early extinguishment of debt.

The Company made cash income tax payments, net of refunds, of $18 million and $10 million during the three months ended March 31, 2012 and 2011, respectively.

10.	Commitments and Contingencies

The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business.

        Wyndham Worldwide Litigation

The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business—breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters involving claims of discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy, consumer protection, tax claims and environmental claims.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each reporting period and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters.

The Company believes that it has adequately accrued for such matters with reserves of $37 million as of March 31, 2012. Such amount is exclusive of matters relating to the Company’s separation from its former Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Cendant Litigation

Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

11.	Accumulated Other Comprehensive Income

The components of AOCI are as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$179	$141
Unrealized losses on cash flow hedges	(8)	(10)
Defined benefit pension plans	(3)	(3)

Total AOCI (*)	$168	$128

(*)	Includes $48 million and $40 million of tax benefit as of March 31, 2012 and December 31, 2011, respectively.

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2012, 16.2 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2012 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2011	5.0		$18.02	2.2		$21.28
Granted	1.1	(b)	44.57	0.1	(b)	44.57
Vested/exercised	(2.7)		12.44	(0.2)		27.34
Canceled	(0.1)		16.83	-		-

Balance as of March 31, 2012 (a)	3.3	(c)	31.57	2.1	(d)	21.97

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $104 million as of March 31, 2012 which is expected to be recognized over a weighted average period of 3.2 years.
(b)	Represents awards granted by the Company on March 1, 2012.
(c)	Approximately 3.2 million RSUs outstanding as of March 31, 2012 are expected to vest over time.
(d)

Approximately 1.8 million of the 2.1 million SSARs are exercisable as of March 31, 2012. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2012 had an intrinsic value of $52 million and have a weighted average remaining contractual life of 2.5 years.

On March 1, 2012, the Company approved grants of incentive equity awards totaling $51 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on March 1, 2012, the Company approved a grant of incentive equity awards totaling $12 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of March 31, 2012, there were approximately 609,000 PSUs outstanding with an aggregate unrecognized compensation expense of $18 million.

The fair value of SSARs granted by the Company on March 1, 2012 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

SSARs Issued on March 1, 2012
Grant date fair value	$15.34
Grant date strike price	$44.57
Expected volatility	43.34%
Expected life	6.00 yrs.
Risk free interest rate	1.21%
Projected dividend yield	2.06%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $10 million and $9 million for the three months ended March 31, 2012 and 2011, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $4 million during both the three months ended March 31, 2012 and 2011 for stock-based compensation arrangements on the Consolidated Statements of Income. During the three months ended March 31, 2012, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $25 million due to the vesting of RSUs and exercise of stock options. As of March 31, 2012, the Company’s APIC Pool balance was $54 million.

The Company paid $41 million and $27 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2012 and 2011, respectively. Such amount is included in other, net within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended March 31,
	2012			2011
	Net Revenues	EBITDA		Net Revenues	EBITDA
Lodging	$185	$49		$149	$27	(e)
Vacation Exchange and Rentals	361	95	(b)	356	93
Vacation Ownership	501	103		450	97	(f)

Total Reportable Segments	1,047	247		955	217
Corporate and Other (a)	(11)	(21	)(c)	(3)	(14	)(c)

Total Company	$1,036	226		$952	203

Depreciation and amortization		45			45
Interest expense		33			32
Early extinguishment of debt		106	(d)		12	(g)
Interest income		(2)			(2)

Income before income taxes		$44			$116

(a)	Includes the elimination of transactions between segments.
(b)	Includes a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.
(c)

Includes (i) $4 million and $11 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the three months ended March 31, 2012 and 2011, respectively, and (ii) $25 million and $24 million of corporate costs during the three months ended March 31, 2012 and 2011, respectively.

(d)	Represents costs incurred for the early repurchase of a portion of the Company’s 9.875% senior unsecured notes and 6.00% senior unsecured notes.
(e)	Includes a non-cash impairment charge of $13 million related to a write-down of an international joint venture.
(f)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.
(g)	Represents costs incurred for the repurchase of a portion of the Company’s convertible notes during the first quarter of 2011.

14.	Restructuring

2010 Restructuring Plan

During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the three months ended March 31, 2012, the Company reduced its liability with $1 million of cash payments. The remaining liability of $6 million is expected to be paid in cash; $5 million of facility-related by the first quarter of 2020 and $1 million of personnel-related by the fourth quarter of 2012. As of March 31, 2012, the Company has incurred $16 million of expenses related to the 2010 restructuring plan.

2008 Restructuring Plan

During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The liability of $3 million, all of which is facility-related, is expected to be paid in cash by December 2013. As of March 31, 2012, the Company has incurred $124 million of expenses related to the 2008 restructuring plan.

The activity related to the restructuring costs is summarized by category as follows:

	Liability as of December 31, 2011	Cash Payments	Liability as of March 31, 2012
Personnel-related	$1	$ –	$1
Facility-related	9	(1)	8

	$10	$ (1)	$9

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

        Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $44 million and $49 million as of March 31, 2012 and December 31, 2011, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2012, the letter of credit was $70 million.

As of March 31, 2012, the $44 million of Separation related liabilities is comprised of $37 million for tax liabilities, $3 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $13 million is recorded in current due to former Parent and subsidiaries and $29 million is recorded in long-term due to former Parent and subsidiaries as of March 31, 2012 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of March 31, 2012 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of March 31, 2012, the Company had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million as of December 31, 2011.

16.	Subsequent Event

        Increased Stock Repurchase Program

On April 18, 2012, the Company’s Board of Directors increased the authorization for the Company’s stock repurchase program by $750 million.

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

BUSINESS AND OVERVIEW

We are a global provider of hospitality services and products and operate our business in the following three segments:

•

Lodging—franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service hotels.

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

RESULTS OF OPERATIONS

Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and EBITDA. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS

The following table presents our operating statistics for the three months ended March 31, 2012 and 2011. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2012	2011	% Change
Lodging
Number of rooms (a)	609,300	609,600	—
RevPAR (b)	$29.73	$27.71	7.3
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,684	3,766	(2.2)
Exchange revenue per member (d)	$204.56	$205.64	(0.5)
Vacation rental transactions (in 000s) (e) (f)	418	398	5.0
Average net price per vacation rental (f) (g)	$379.40	$377.71	0.4
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$384,000	$319,000	20.4
Tours (j)	148,000	137,000	8.0
Volume Per Guest (“VPG”) (k)	$2,414	$2,192	10.1

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.
(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.
(c)

Represents members in our vacation exchange programs who pay annual membership dues. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.

(d)

Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period. Excluding the impact of foreign exchange movements, exchange revenue per member was up 0.4%.

(e)

Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded for each standard one-week rental.

(f)	Includes the impact from two tuck-in acquisitions (third quarter 2011); therefore, such operating statistics for 2012 are not presented on a comparable basis to the 2011 operating statistics.
(g)

Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental was up 3.2%.

(h)

Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended March 31 (in millions):

	2012	2011
Gross VOI sales	$384	$319
Less: WAAM sales (1)	17	18

Gross VOI sales, net of WAAM sales	367	302
Less: Loan loss provision	96	79

Vacation ownership interest sales (2)	$271	$222

(1)

Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM commission revenues amounted to $12 million and $10 million for the three months ended March 31, 2012 and 2011, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.
(k)

VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $27 million and $18 million during the three months ended March 31, 2012 and 2011, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

Our consolidated results are as follows:

	Three Months Ended March 31,
	2012	2011	Change
Net revenues	$1,036	$952	$84
Expenses	858	800	58

Operating income	178	152	26
Other income, net	(3)	(6)	3
Interest expense	33	32	1
Early extinguishment of debt	106	12	94
Interest income	(2)	(2)	—

Income before income taxes	44	116	(72)
Provision for income taxes	13	44	(31)
Net loss attributable to noncontrolling interest	(1)	—	(1)

Net income attributable to Wyndham Worldwide	$32	$72	$(40)

Net revenues increased $84 million (8.8%) for the three months ended March 31, 2012 compared with the same period last year primarily resulting from:

•	$51 million at our vacation ownership business primarily resulting from higher net VOI sales;
•

$29 million (excluding intersegment revenues) at our lodging business primarily from (i) higher royalty, marketing and reservation revenues (inclusive of Wyndham Rewards) resulting from stronger RevPar, (ii) the impact of a change in the classification of fees to revenues from expenses and (iii) incremental revenues from the Wyndham Grand hotel in Orlando, which opened in the fourth quarter of 2011; and

•	$12 million of incremental revenues from acquisitions at our vacation exchange and rentals business.

Such revenue increases were partially offset by a $6 million unfavorable impact from foreign exchange.

Total expenses increased $58 million (7.3%) for the three months ended March 31, 2012 compared with the same period last year principally reflecting (i) $67 million of higher expenses from our operations resulting from the revenue increases and (ii) $7 million of incremental expenses associated with acquisitions, partially offset by the absence of a $13 million non-cash impairment charge in our lodging business recorded during the first quarter of 2011.

Other income, net decreased by $3 million primarily due to the absence of a gain recorded in the first quarter of 2011 resulting from the redemption of a preferred stock investment allocated to us in connection with our separation from Cendant (“Separation”).

Early extinguishment of debt increased $94 million due to $106 million of costs associated with the early repurchase of a portion of our 9.875% senior unsecured notes and 6.00% senior unsecured notes during the first quarter of 2012 compared with $12 million of costs incurred during the first quarter of 2011 for the early repurchase of a portion of our convertible notes.

Our effective tax rate declined from 37.9% during the first quarter of 2011 to 29.5% during the first quarter of 2012 primarily due to the tax benefit derived from the loss on the early extinguishment of debt.

As a result of these items, net income attributable to Wyndham Worldwide decreased $40 million (55.6%) as compared to the first quarter 2011.

During 2012, we expect:

•	net revenues of approximately $4.4 billion to $4.6 billion;
•	depreciation and amortization of approximately $185 million to $190 million; and
•	interest expense, net (excluding early extinguishment of debt costs) of approximately $120 million to $125 million.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2012 compared to March 31, 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012	2011	% Change
Lodging	$185	$149	24.2	$49	$27	81.5
Vacation Exchange and Rentals	361	356	1.4	95	93	2.2
Vacation Ownership	501	450	11.3	103	97	6.2

Total Reportable Segments	1,047	955	9.6	247	217	13.8
Corporate and Other (a)	(11)	(3)	*	(21)	(14)	*

Total Company	$1,036	$952	8.8	226	203	11.3

Less: Depreciation and amortization				45	45
Interest expense				33	32
Early extinguishment of debt				106	12
Interest income				(2)	(2)

Income before income taxes				$44	$116

(*)	Not meaningful.
(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased $36 million (24.2%) and EBITDA increased $22 million (81.5%) during the first quarter of 2012 compared to the same period last year. Excluding the impact of a $13 million non-cash impairment charge during the first quarter of 2011, EBITDA increased $9 million (22.5%) compared to the same period last year.

Royalty, marketing and reservation fees (inclusive of Wyndham Rewards) increased $12 million primarily due to a (i) 7.3% increase in RevPAR resulting primarily from stronger occupancy.

Net revenues were favorably impacted by (i) $8 million from the Wyndham Grand hotel in Orlando, which opened in the fourth quarter of 2011, and (ii) $4 million due to a higher licensing fee charged primarily to our vacation ownership business for the use of the Wyndham trademark.

Net revenues also reflects a $10 million increase due to a change in classification to revenues from operating expenses, which were primarily related to third-party reservation fees. This change in classification had no impact on EBITDA.

In addition, EBITDA was also unfavorably impacted by (i) $11 million of higher marketing and reservation expenses (inclusive of Wyndham Rewards) resulting primarily from higher revenues, and (ii) $6 million of costs associated with the Wyndham Grand hotel in Orlando.

As of March 31, 2012, we had approximately 7,150 properties and 609,300 rooms in our system.

Additionally, our hotel development pipeline included approximately 840 hotels and 108,200 rooms, of which 55% were international and 56% were new construction as of March 31, 2012.

We expect net revenues of approximately $835 million to $875 million during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	RevPAR to be up 5% to 8%; and
•	number of rooms to increase 1% to 3%.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $5 million (1.4%) and $2 million (2.2%), respectively, during the first quarter of 2012 compared with the first quarter of 2011. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $6 million and $1 million, respectively.

Acquisitions completed during the third quarter of 2011 contributed $12 million of incremental net revenues (inclusive of $3 million of ancillary revenues) and $5 million of incremental EBITDA.

Excluding the impact of $9 million of incremental vacation rental revenues from acquisitions and the unfavorable impact of foreign exchange movements of $4 million, net revenues generated from rental transactions and related services increased $4 million primarily due to a 2.4% increase in rental transaction volume. The increase in rental transaction volume resulted from growth at our Novasol, Landal GreenParks and ResortQuest businesses, partially offset by a decline in volume at our Hoseasons Group business in the U.K. Average net price per vacation rental remained flat.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $6 million. Excluding $2 million of an unfavorable impact from foreign exchange movements, exchange and related service revenues declined $4 million primarily reflecting the impact of a 2.2% decline in average number of members due to the non-renewal of an affiliation agreement. Exchange revenue per member remained flat.

EBITDA further reflects (i) a favorable impact from value-added taxes of $4 million and (ii) a $2 million benefit related to the reversal of an allowance associated with a previously divested asset. Such favorability was partially offset by (i) $3 million of higher marketing costs and (ii) the unfavorable impact of $2 million from foreign exchange transactions and foreign exchange hedging contracts.

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

Vacation Ownership

Net revenues and EBITDA increased $51 million (11.3%) and $6 million (6.2%), respectively, during the first quarter of 2012 compared with the first quarter of 2011.

Gross sales of VOIs, net of WAAM sales increased $66 million (21.7%) driven principally by a 10.1% increase in VPG and an 8.0% increase in tour flow. The increase in VPG is attributable to higher pricing and improved close rates resulting from our credit pre-screening program, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses increased $17 million primarily as a result of higher gross VOI sales and limited improvement in our portfolio performance.

Net revenues and EBITDA generated by WAAM increased by $2 million and $1 million, respectively, due to increased commissions resulting from a shift in the mix of sales to new WAAM deals.

Net revenues and EBITDA from consumer financing were flat compared to the same period in the prior year. Net interest income margin remained flat versus the first quarter of 2011 due to (i) a reduction in our weighted average interest rate on our securitized debt to 5.0% from 6.0% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, offset by $135 million of increased average borrowings on our securitized debt facilities.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$14 million of increased marketing expenses due to increased tours for new owner generation;
•	$14 million of increased sales commission and administration costs;
•	$9 million of increased general and administrative expenses; and
•	$7 million of higher deed recording costs.

We expect net revenues of approximately $2.15 billion to $2.23 billion during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	gross VOI sales to be $1.65 billion to $1.75 billion (including approximately $110 million to $130 million related to WAAM);
•	tours to increase 1% to 4%; and
•	VPG to increase 2% to 5%.

Corporate and Other

Corporate and Other revenues decreased $8 million for the three months ended March 31, 2012 compared to the same period last year resulting from the elimination of intersegment revenues primarily due to the license fee charged between the Lodging and Vacation Ownership segments for use of the Wyndham trademark.

Corporate EBITDA decreased $7 million for the three months ended March 31, 3012 compared to the same period last year. Corporate EBITDA included $4 million and $11 million of a net benefit during the three months ended March 31, 2012 and 2011, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets. Excluding the impact of these net benefits, corporate EBITDA was flat.

We expect corporate expenses of approximately $93 million to $100 million during 2012, consistent with 2011.

RESTRUCTURING PLANS

2010 Restructuring Plan

During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the three months ended March 31, 2012, we reduced our liability with $1 million of cash payments. The remaining liability of $6 million is expected to be paid in cash; $5 million of facility-related over the remaining lease term which expires in the first quarter of 2020 and $1 million of personnel-related by the fourth quarter of 2012. We anticipate annual net savings from such initiative of $8 million.

2008 Restructuring Plan

During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. The liability of $3 million, all of which is facility-related, is expected to be paid in cash by December 2013.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

	March 31, 2012	December 31, 2011	Change
Total assets	$9,372	$9,023	$349
Total liabilities	7,248	6,791	457
Total equity	2,124	2,232	(108)

Total assets increased $349 million from December 31, 2011 to March 31, 2012 primarily due to:

•	a $175 million increase in trade receivables, net, primarily due to seasonality at our European vacation rentals businesses and the impact of foreign currency translation;
•	a $97 million increase in cash and cash equivalents;
•

an $86 million increase in other current assets primarily due to (i) an income tax receivable resulting from the tax benefit derived from the loss on the early extinguishment of debt, (ii) increased securitized restricted cash related to our vacation ownership contract receivables securitizations and (iii) increased escrow deposits related to advanced bookings received on vacation rental transactions; and

•

a $19 million increase in other non-current assets primarily due to increased securitized restricted cash and increased deferred financing costs resulting from the securitization term deal during 2012.

Such increases were partially offset by a $46 million decrease in vacation ownership contract receivables, net primarily due to principal collections exceeding net loan originations and a $23 million decrease in inventory primarily due to VOI sales.

Total liabilities increased $457 million from December 31, 2011 to March 31, 2012 primarily due to:

•	a $182 million increase in accounts payable primarily due to seasonality at our European vacation rentals businesses and the impact of foreign currency translation;
•	a $138 million net increase in our securitized vacation ownership debt (see Note 5 – Long-Term Debt and Borrowing Arrangements);
•

a $127 million net increase in other long-term debt primarily reflecting the issuance of $950 million of senior unsecured notes, partially offset by the early repurchase of $650 million of senior unsecured notes and a $171 million net decrease in outstanding borrowings on our corporate revolver; and

•	a $72 million increase in deferred income primarily resulting from higher advance arrival-based bookings within our vacation exchange and rentals business.

Such increases were partially offset by a $70 million decrease in accrued expenses and other current liabilities primarily due to the payment of accrued employee incentive costs.

Total equity decreased $108 million from December 31, 2011 to March 31, 2012 primarily due to:

•	$151 million of stock repurchases;
•	a $41 million decrease resulting from the net share settlement of incentive equity awards; and
•	$35 million of dividends.

Such decreases were partially offset by:

•	$40 million of other comprehensive income;

•	$31 million of net income; and
•	a $25 million increase to our pool of excess tax benefits available to absorb tax deficiencies due to the vesting of equity awards.

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

CASH FLOW

During the three months ended March 31, 2012 and 2011, we had a net change in cash and cash equivalents of $97 million and $18 million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2012	2011	Change
Cash provided by/(used in)
Operating activities	$228	$229	$(1)
Investing activities	(76)	(57)	(19)
Financing activities	(58)	(157)	99
Effects of changes in exchange rates on cash and cash equivalents	3	3	—

Net change in cash and cash equivalents	$97	$18	$79

Operating Activities

During the three months ended March 31, 2012, net cash provided by operating activities decreased $1 million compared to the three months ended March 31, 2011, which principally reflects $44 million of higher cash utilized for working capital (net change in assets and liabilities), offset by an increase in cash income (net income plus non-cash adjustments excluding changes in working capital) of $43 million resulting from stronger operating performance.

Cash utilized for working capital resulted primarily from:

•	a $49 million increase in vacation ownership contract receivables resulting primarily from higher sales; and
•	a $25 million increase in other current assets primarily due to an income tax receivable resulting from the tax benefit derived from the loss on the early extinguishment of debt.

Such utilization was partially offset by $22 million of lower cash used for inventory purchases and separation liabilities.

Investing Activities

During the three months ended March 31, 2012, net cash used in investing activities increased $19 million as compared to the three months ended March 31, 2011, principally reflecting the absence of $18 million in proceeds from asset sales primarily related to the redemption of a preferred stock investment during 2011 allocated to us in connection with the Separation.

Financing Activities

During the three months ended March 31, 2012, net cash used in financing activities decreased $99 million compared to the three months ended March 31, 2011, which principally reflects $696 million of higher proceeds from issuance of notes, partially offset by:

•	$506 million of higher repurchases of notes;
•

the absence of $41 million of net proceeds resulting from the settlement of a portion of our call options and warrants associated with the early repurchase of our convertible notes during the first quarter of 2011;

•	$28 million of higher net payments related to non-securitized borrowings; and
•	$26 million of lower net proceeds related to securitized vacation ownership debt.

Senior Unsecured Notes.   During the first quarter of 2012, we issued senior unsecured debt for net proceeds of $941 million. We utilized the proceeds from these debt issuances to repurchase a portion of our outstanding 9.875% senior unsecured notes and 6.00% senior unsecured notes, to repay borrowings under the revolving credit facility and for general corporate purposes. For further detailed information about such borrowings, see Note 5 – Long-Term Debt and Borrowing Arrangements.

Capital Deployment

We are focusing on optimizing cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by rebalancing our cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. In addition, we may seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures.

During the three months ended March 31, 2012, we spent $35 million on capital expenditures, equity investments and development advances primarily on information technology enhancement projects and renovations of bungalows at our Landal GreenParks business. During 2012, we anticipate spending approximately $195 million to $210 million on capital expenditures, equity investments and development advances. Additionally, in an effort to support growth in the Wyndham Hotels and Resorts brand, we plan on investing in mezzanine financing and providing other financial support over the next several years.

In addition, we spent $7 million relating to vacation ownership development projects (inventory) during the three months ended March 31, 2012. We anticipate spending on average approximately $150 million annually from 2011 through 2015 on vacation ownership development projects (approximately $110 million to $120 million during 2012), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $150 million annually from 2011 through 2015, we expect to have adequate inventory through at least the next 4 to 5 years.

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

Share Repurchase Program

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances in the range of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since authorized four increases to the repurchase program, most recently on April 18, 2012 for $750 million, bringing the total authorization under our current program to $2.25 billion.

During the first quarter of 2012, we repurchased 3.6 million shares at an average price of $42.05 for a cost of $150 million and repurchase capacity increased $12 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. From August 20, 2007 through March 31, 2012, we repurchased 43.7 million shares at an average price of $30.83 for a cost of $1.3 billion and repurchase capacity increased $76 million from proceeds received from stock option exercises.

During the period April 1, 2012 through April 24, 2012, we repurchased an additional 850,000 shares at an average price of $46.85 for a cost of $40 million. We currently have $940 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the first quarter of 2012, we paid a quarterly dividend of $0.23 per share of common stock issued and outstanding on the record date for the applicable dividend. Our dividend payout ratio is now approximately 32% of the midpoint of our estimated 2012 net income after certain adjustments.

Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations

3.50% Convertible Notes

During May 2009, we issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%. The remaining face value of the Convertible Notes was $12 million as of March 31, 2012. Concurrent with such issuance, we purchased cash-settled call options (“Call Options”) and entered into warrant transactions (“Warrants”). The agreements for such transactions contain anti-dilution provisions that require certain adjustments to be made as a result of all quarterly cash dividend increases above $0.04 per share that occur prior to the maturity date of the Convertible Notes, Call Options and Warrants. We have increased our quarterly dividend three times, most recently to $0.23 per share during March 2012. As a result of the dividend increases and required adjustments, as of March 31, 2012, the Convertible Notes had a conversion reference rate of 81.0414 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $12.34 per share of our common stock), the conversion price of the Call Options was $12.34 and the exercise price of the Warrants was $19.54. The number of shares related to the remaining Warrants was approximately 1 million as of March 31, 2012.

Long-Term Debt Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2012, our consolidated interest coverage ratio was 8.4 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2012, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

All of our senior unsecured notes contain various covenants including limitations on liens, limitations on potential sale and leaseback transactions and change of control restrictions. In addition, there are limitations on mergers, consolidations and potential sale of all or substantially all of our assets. Events of default in the notes include failure to pay interest and principal when due, breach of a covenant or warranty, acceleration of other debt in excess of $50 million and insolvency matters. The convertible notes do not contain affirmative or negative covenants, however, the limitations on mergers, consolidations and potential sale of all or substantially all of our assets and the events of default for our senior unsecured notes are applicable to such notes. Holders of the convertible notes have the right to require us to repurchase the convertible notes at 100% of principal plus accrued and unpaid interest in the event of a fundamental change, defined to include, among other things, a change of control, certain recapitalizations and if our common stock is no longer listed on a national securities exchange.

As of March 31, 2012, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2012, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $307 million outstanding as of March 31, 2012. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

As of March 31, 2012, we had $496 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

Our senior unsecured debt is rated BBB- with a “stable outlook” by Standard and Poor’s and Baa3 with a “stable outlook” by Moody’s Investors Service. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/12- 3/31/13	4/1/13- 3/31/14	4/1/14- 3/31/15	4/1/15- 3/31/16	4/1/16- 3/31/17	Thereafter	Total
Securitized debt (a)	$206	$276	$301	$218	$215	$784	$2,000
Long-term debt	54	11	53	12	718	1,432	2,280
Interest on debt (b)	198	195	183	183	146	278	1,183
Operating leases	84	55	48	45	42	287	561
Other purchase commitments (c)	179	42	26	20	14	134	415
Separation liabilities (d)	13	31	—	—	—	—	44

Total (e)	$734	$610	$611	$478	$1,135	$2,915	$6,483

(a)	Represents debt that is securitized through 13 bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.
(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.
(c)

Primarily represents commitments for the development of vacation ownership properties. Total includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal cost.

(d)

Represents liabilities which we assumed and are responsible for pursuant to our separation. (See Note 15 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(e)

Excludes $31 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 17, 2012, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 10 to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

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

•

our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1 - 31, 2012	1,547,749	$39.02	1,547,749	$311,121,594
February 1 - 29, 2012	875,000	$43.81	875,000	$278,374,763
March 1 - 31, 2012(*)	1,152,400	$44.76	1,152,400	$229,030,505
Total	3,575,149	$42.05	3,575,149	$229,030,505
(*)	Includes 138,300 shares purchased for which the trade date occurred during March 2012 while settlement occurred during April 2012.

We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since increased the program four times, most recently on April 18, 2012 for $750 million, bringing the total authorization under the program to $2.25 billion as of March 31, 2012. During the first quarter of 2012, repurchase capacity increased $12 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period April 1, 2012 through April 24, 2012, we repurchased an additional 850,000 shares at an average price of $46.85. We currently have $940 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

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

WYNDHAM WORLDWIDE CORPORATION

Date: April 25, 2012	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 25, 2012	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed July 19, 2006)

3.2	Certificate of Change of Location of Registered Office and Registered Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed March 3, 2011)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed July 19, 2006)

12*	Computation of Ratio of Earnings to Fixed Charges

15*	Letter re: Unaudited Interim Financial Information

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended

32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Label Linkbase Document

101.LAB**	XBRL Taxonomy Presentation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this report
**	Furnished with this report