Form 10-Q
period 2012-06-30
WYNDHAM WORLDWIDE CORP
filed 2012-07-25
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the issuer’s common stock was 142,187,723 shares as of June 30, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of June 30, 2012, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and the related consolidated statements of cash flows and equity for the six-month periods ended June 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 25, 2012

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues
Service and membership fees	$489	$499	$993	$995
Vacation ownership interest sales	342	313	613	535
Franchise fees	163	134	281	235
Consumer financing	102	103	205	206
Other	43	41	83	70
Net revenues	1,139	1,090	2,175	2,041
Expenses
Operating	451	458	895	868
Cost of vacation ownership interests	42	48	70	79
Consumer financing interest	23	23	46	46
Marketing and reservation	190	153	356	290
General and administrative	156	126	310	266
Asset impairment	—	—	—	13
Restructuring	—	7	—	6
Depreciation and amortization	46	45	91	90
Total expenses	908	860	1,768	1,658
Operating income	231	230	407	383
Other income, net	(5)	(1)	(9)	(7)
Interest expense	32	36	65	69
Early extinguishment of debt	—	1	106	12
Interest income	(2)	(2)	(5)	(3)
Income before income taxes	206	196	250	312
Provision for income taxes	78	82	91	126
Net income	128	114	159	186
Net loss attributable to noncontrolling interest	—	—	1	—
Net income attributable to Wyndham	$128	$114	$160	$186
Earnings per share
Basic	$0.89	$0.68	$1.10	$1.10
Diluted	0.88	0.67	1.08	1.07

Cash dividends declared per share	$0.23	$0.15	$0.46	$0.30

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$128	$114	$159	$186
Net loss attributable to noncontrolling interest	—	—	1	—
Net income attributable to Wyndham	128	114	160	186
Other comprehensive income, net of tax
Foreign currency translation adjustments	(45)	12	(7)	28
Unrealized gain on cash flow hedges	1	—	3	2
Other comprehensive income, net of tax	(44)	12	(4)	30
Comprehensive income attributable to Wyndham	$84	$126	$156	$216

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$286	$142
Trade receivables, net	393	409
Vacation ownership contract receivables, net	295	297
Inventory	363	351
Prepaid expenses	116	121
Deferred income taxes	176	153
Other current assets	306	257
Total current assets	1,935	1,730
Long-term vacation ownership contract receivables, net	2,486	2,551
Non-current inventory	723	759
Property and equipment, net	1,121	1,117
Goodwill	1,478	1,479
Trademarks, net	730	730
Franchise agreements and other intangibles, net	386	401
Other non-current assets	255	256
Total assets	$9,114	$9,023
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$191	$196
Current portion of long-term debt	11	46
Accounts payable	416	278
Deferred income	452	402
Due to former Parent and subsidiaries	12	10
Accrued expenses and other current liabilities	620	631
Total current liabilities	1,702	1,563
Long-term securitized vacation ownership debt	1,663	1,666
Long-term debt	2,255	2,107
Deferred income taxes	1,112	1,065
Deferred income	185	182
Due to former Parent and subsidiaries	29	37
Other non-current liabilities	172	171
Total liabilities	7,118	6,791
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 214,486,204 shares in 2012 and 212,286,217 shares in 2011	2	2
Treasury stock, at cost – 72,644,550 shares in 2012 and 65,228,133 shares in 2011	(2,349)	(2,009)
Additional paid-in capital	3,836	3,818
Retained earnings	384	293
Accumulated other comprehensive income	124	128
Total stockholders’ equity	1,997	2,232
Noncontrolling interest	(1)	—
Total equity	1,996	2,232
Total liabilities and equity	$9,114	$9,023

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$159	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	90
Provision for loan losses	196	159
Deferred income taxes	22	52
Stock-based compensation	20	21
Excess tax benefits from stock-based compensation	(26)	(17)
Asset impairment	—	13
Loss on early extinguishment of debt	105	12
Non-cash interest	12	15
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	13	53
Vacation ownership contract receivables	(133)	(63)
Inventory	41	59
Prepaid expenses	6	(13)
Other current assets	(42)	4
Accounts payable, accrued expenses and other current liabilities	132	97
Due to former Parent and subsidiaries, net	(2)	(15)
Deferred income	55	64
Other, net	(2)	(21)
Net cash provided by operating activities	647	696
Investing Activities
Property and equipment additions	(78)	(96)
Equity investments and development advances	(2)	(5)
Proceeds from asset sales	—	18
Decrease in securitization restricted cash	7	9
Increase in escrow deposit restricted cash	(20)	(18)
Other, net	(3)	(12)
Net cash used in investing activities	(96)	(104)
Financing Activities
Proceeds from securitized borrowings	768	770
Principal payments on securitized borrowings	(775)	(733)
Proceeds from long-term debt	1,074	1,002
Principal payments on long-term debt	(1,221)	(1,087)
Proceeds from note issuances	941	245
Repurchase of notes	(755)	—
Repayment/repurchase of convertible notes	(45)	(262)
Proceeds from call options	33	155
Repurchase of warrants	—	(112)
Dividends to shareholders	(70)	(53)
Repurchase of common stock	(342)	(370)
Proceeds from stock option exercises	13	10
Excess tax benefits from stock-based compensation	26	17
Debt issuance costs	(8)	(10)
Net share settlement of incentive equity awards	(42)	(29)
Other, net	(1)	—
Net cash used in financing activities	(404)	(457)
Effect of changes in exchange rates on cash and cash equivalents	(3)	5
Net increase in cash and cash equivalents	144	140
Cash and cash equivalents, beginning of period	142	156
Cash and cash equivalents, end of period	$286	$296

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	160	—	(1)	159
Other comprehensive income	—	—	—	—	—	(4)	—	(4)
Exercise of stock options	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)	—	—	—	(42)
Change in deferred compensation	—	—	—	20	—	—	—	20
Repurchase of common stock	(7)	—	(340)	—	—	—	—	(340)
Change in excess tax benefit on equity awards	—	—	—	25	—	—	—	25
Dividends	—	—	—	—	(69)	—	—	(69)
Other	—	—	—	2	—	—	—	2
Balance as of June 30, 2012	142	$2	$(2,349)	$3,836	$384	$124	$(1)	$1,996

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2010	173	$2	$(1,107)	$3,892	$(25)	$155	$—	$2,917
Net income	—	—	—	—	186	—	—	186
Other comprehensive income	—	—	—	—	—	30	—	30
Exercise of stock options	—	—	—	10	—	—	—	10
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(29)	—	—	—	(29)
Change in deferred compensation	—	—	—	21	—	—	—	21
Repurchase of warrants	—	—	—	(112)	—	—	—	(112)
Repurchase of common stock	(11)	—	(373)	—	—	—	—	(373)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(52)	—	—	(52)
Other	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2011	164	$2	$(1,480)	$3,798	$109	$185	$—	$2,614

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

2.      Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income available to Wyndham stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Net income attributable to Wyndham	$128		$114		$160		$186
Basic weighted average shares outstanding	144		167		145		170
Stock options, SSARs and RSUs (a)	2		3	(c)	2		3	(c)
Warrants (b)	1		—		1		1
Diluted weighted average shares outstanding	147	(d)	170	(e)	148	(d)	174	(e)
Earnings per share:
Basic	$0.89		$0.68		$1.10		$1.10
Diluted	0.88		0.67		1.08		1.07

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

(c)
Excludes 2 million and 3 million stock options and stock-settled stock appreciation rights ("SSARs") for the three months and six months ended June 30, 2011, respectively, as it would have been anti-dilutive to EPS.

(d)	Excludes 609,000 performance vested restricted stock units ("PSUs"), as the Company has not met the required performance metrics.

(e)	Excludes 350,000 PSUs, as the Company has not met the required performance metrics.
Dividend Payments
During the quarterly periods ended March 31 and June 30, 2012, the Company paid cash dividends of $0.23 per share ($70 million in the aggregate). During the quarterly periods ended March 31 and June 30, 2011, the Company paid cash dividends of $0.15 per share ($53 million in the aggregate).
Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares	Cost	Average Price
As of December 31, 2011	40.1	$1,197	$29.83
For the six months ended June 30, 2012	7.4	340	45.83
As of June 30, 2012	47.5	$1,537	32.33
The Company had $790 million remaining availability in its program as of June 30, 2012. The total capacity of this program is increased by proceeds received from stock option exercises.

3.      Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30, 2012	December 31, 2011
Current vacation ownership contract receivables:
Securitized	$243	$262
Non-securitized	97	76
	340	338
Less: Allowance for loan losses	45	41
Current vacation ownership contract receivables, net	$295	$297
Long-term vacation ownership contract receivables:
Securitized	$2,104	$2,223
Non-securitized	770	681
	2,874	2,904
Less: Allowance for loan losses	388	353
Long-term vacation ownership contract receivables, net	$2,486	$2,551

During the three and six months ended June 30, 2012, the Company’s securitized vacation ownership contract receivables generated interest income of $78 million and $153 million, respectively. During the three and six months ended June 30, 2011, such amounts were $83 million and $165 million, respectively.
Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2012 and 2011, the Company originated vacation ownership contract receivables of $518 million and $454 million, respectively, and received principal collections of $385 million and $391 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.4% and 13.3% at June 30, 2012 and December 31, 2011, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	196
Contract receivables write-offs, net	(157)
Allowance for loan losses as of June 30, 2012	$433

Amount
Allowance for loan losses as of December 31, 2010	$362
Provision for loan losses	159
Contract receivables write-offs, net	(159)
Allowance for loan losses as of June 30, 2011	$362
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $100 million and $196 million as a reduction of net revenues during the three and six months ended June 30, 2012, respectively, and $80 million and $159 million during the three and six months ended June 30, 2011, respectively.
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
The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the update policy described above):

	As of June 30, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,384	$1,004	$309	$84	$303	$3,084
31 - 60 days	9	19	21	3	4	56
61 - 90 days	9	14	15	2	2	42
91 - 120 days	6	10	14	1	1	32
Total	$1,408	$1,047	$359	$90	$310	$3,214

	As of December 31, 2011
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,424	$985	$320	$77	$290	$3,096
31 - 60 days	15	23	24	3	3	68
61 - 90 days	8	14	15	1	2	40
91 - 120 days	8	11	17	1	1	38
Total	$1,455	$1,033	$376	$82	$296	$3,242

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

4.   Inventory
Inventory consisted of:

	June 30, 2012	December 31, 2011
Land held for VOI development	$137	$136
VOI construction in process	163	149
Completed inventory and vacation credits (a)(b)	786	825
Total inventory	1,086	1,110
Less: Current portion	363	351
Non-current inventory	$723	$759

(a)
Includes estimated recoveries of $180 million and $164 million as of June 30, 2012 and December 31, 2011, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $70 million and $73 million as of June 30, 2012 and December 31, 2011, respectively, related to the Company’s vacation exchange and rentals business.
Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

5.       Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2012	December 31, 2011
Securitized vacation ownership debt: (a)
Term notes	$1,634	$1,625
Bank conduit facility (b)	220	237
Total securitized vacation ownership debt	1,854	1,862
Less: Current portion of securitized vacation ownership debt	191	196
Long-term securitized vacation ownership debt	$1,663	$1,666
Long-term debt:
Revolving credit facility (due July 2016) (c)	$81	$218
3.50% convertible notes (due May 2012) (d)	—	36
9.875% senior unsecured notes (due May 2014) (e)	42	243
6.00% senior unsecured notes (due December 2016) (f)	362	811
2.95% senior unsecured notes (due March 2017) (g)	298	—
5.75% senior unsecured notes (due February 2018) (h)	248	247
7.375% senior unsecured notes (due March 2020) (i)	248	247
5.625% senior unsecured notes (due March 2021) (j)	245	245
4.25% senior unsecured notes (due March 2022) (k)	644	—
Vacation rentals capital leases (l)	95	102
Other	3	4
Total long-term debt	2,266	2,153
Less: Current portion of long-term debt	11	46
Long-term debt	$2,255	$2,107

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,490 million and $2,638 million of underlying gross vacation ownership contract receivables and related assets as of June 30, 2012 and December 31, 2011, respectively.

(b)
Represents a $600 million, non-recourse vacation ownership bank conduit facility, with a term through June 2013 whose capacity is subject to the Company’s ability to provide additional assets to collateralize the facility. As of June 30, 2012, the total available capacity of the facility was $380 million.

(c)
Total capacity of the revolving credit facility is $1.0 billion, which includes availability for letters of credit. As of June 30, 2012, the Company had $11 million of letters of credit outstanding and, as such, the total available capacity of the revolving credit facility was $908 million.

(d)	Represents convertible notes issued by the Company during May 2009 and repaid by the Company during May 2012.

(e)	Represents senior unsecured notes issued by the Company during May 2009. The balance as of June 30, 2012 represents $43 million aggregate principal less $1 million of unamortized discount.

(f)
Represents senior unsecured notes issued by the Company during December 2006. The balance as of June 30, 2012 represents $357 million aggregate principal less $1 million of unamortized discount, plus $6 million of unamortized gains from the settlement of a derivative.

(g)	Represents senior unsecured notes issued by the Company during March 2012. The balance as of June 30, 2012 represents $300 million aggregate principal less $2 million of unamortized discount.

(h)	Represents senior unsecured notes issued by the Company during September 2010. The balance as of June 30, 2012 represents $250 million aggregate principal less $2 million of unamortized discount.

(i)	Represents senior unsecured notes issued by the Company during February 2010. The balance as of June 30, 2012 represents $250 million aggregate principal less $2 million of unamortized discount.

(j)	Represents senior unsecured notes issued by the Company during March 2011. The balance as of June 30, 2012 represents $250 million aggregate principal less $5 million of unamortized discount.

(k)	Represents senior unsecured notes issued by the Company during March 2012. The balance as of June 30, 2012 represents $650 million aggregate principal less $6 million of unamortized discount.

(l)	Represents capital lease obligations with corresponding assets classified within property and equipment on the Consolidated Balance Sheets.
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
Sierra Timeshare 2012-1 Receivables Funding, LLC. During March 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-1 Receivables Funding LLC, in the initial principal amount of $450 million at an advance rate of 87.5%. These borrowings bear interest at a weighted average coupon rate of 3.01% and are secured by vacation ownership contract receivables. As of June 30, 2012, the Company had $390 million of outstanding borrowings under these term notes.
3.50% Convertible Notes
During the second quarter of 2012, the Company repaid its convertible notes with a carrying value of $45 million ($12 million for the convertible notes and $33 million for a related bifurcated conversion feature). Concurrent with the repayment, the Company settled call options for proceeds of $33 million. As a result of these transactions, the Company made a net payment of $12 million.
Concurrent with the issuance of its convertible notes, the Company entered into warrant transactions (“Warrants”) with certain counterparties. The Warrants are separate contracts entered into by the Company and are not part of its convertible notes. As of June 30, 2012, there were approximately 1 million shares related to such Warrants which are expected to be net share settled by the Company during the third quarter of 2012.
Early Extinguishment of Debt
During the first quarter of 2012, the Company repurchased a portion of its 9.875% senior unsecured notes and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred a loss of $106 million during the six months ended June 30, 2012, which is included within early extinguishment of debt on the Consolidated Statement of Income.
During each of the first two quarters of 2011, the Company repurchased a portion of its convertible notes and settled a portion of the related call options. In connection with these transactions, the Company incurred a loss of $1 million and $12 million during the three and six months ended June 30, 2011, which is included within early extinguishment of debt on the Consolidated Statements of Income.
Maturities and Capacity
The Company’s outstanding debt as of June 30, 2012 matures as follows:

	Securitized Vacation Ownership Debt	Other	Total
Within 1 year	$191	$11	$202
Between 1 and 2 years	303	54	357
Between 2 and 3 years	320	11	331
Between 3 and 4 years	195	11	206
Between 4 and 5 years	193	751	944
Thereafter	652	1,428	2,080
	$1,854	$2,266	$4,120

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2012, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$600	$1,000
Less: Outstanding Borrowings	220	81
Available Capacity	$380	$919	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)
The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of June 30, 2012, the available capacity of $919 million was further reduced to $908 million due to the issuance of $11 million of letters of credit.

Interest Expense
The Company incurred non-securitized interest expense of $32 million and $65 million during the three and six months ended June 30, 2012, respectively. Such amounts consisted primarily of $33 million and $67 million of interest on long-term debt, partially offset by $1 million and $2 million of capitalized interest during the three and six months ended June 30, 2012, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $60 million during the six months ended June 30, 2012.
The Company incurred non-securitized interest expense of $36 million and $69 million during the three and six months ended June 30, 2011, respectively. Such amounts consisted primarily of $37 million and $72 million of interest on long-term debt, partially offset by $4 million and $6 million of capitalized interest during the three and six months ended June 30, 2011, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to such interest expense was $66 million during the six months ended June 30, 2011.
Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and six months ended both June 30, 2012 and 2011 was $23 million and $46 million, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $38 million and $39 million during the six months ended June 30, 2012 and 2011, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2012	December 31, 2011
Securitized contract receivables, gross (a)	$2,347	$2,485
Securitized restricted cash (b)	125	132
Interest receivables on securitized contract receivables (c)	18	20
Other assets (d)	—	1
Total SPE assets (e)	2,490	2,638
Securitized term notes (f)	1,634	1,625
Securitized conduit facilities (f)	220	237
Other liabilities (g)	7	11
Total SPE liabilities	1,861	1,873
SPE assets in excess of SPE liabilities	$629	$765

(a)
Included in current ($243 million and $262 million as of June 30, 2012 and December 31, 2011, respectively) and non-current ($2,104 million and $2,223 million as of June 30, 2012 and December 31, 2011, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($66 million and $71 million as of June 30, 2012 and December 31, 2011, respectively) and other non-current assets ($59 million and $61 million as of June 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $25 million and $26 million as of June 30, 2012 and December 31, 2011, respectively, related to securitized debt.

(f)
Included in current ($191 million and $196 million as of June 30, 2012 and December 31, 2011, respectively) and long-term ($1,663 million and $1,666 million as of June 30, 2012 and December 31, 2011, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million and $2 million as of June 30, 2012 and December 31, 2011, respectively) and other non-current liabilities ($5 million and $9 million as of June 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $867 million and $757 million as of June 30, 2012 and December 31, 2011, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30, 2012	December 31, 2011
SPE assets in excess of SPE liabilities	$629	$765
Non-securitized contract receivables	867	757
Less: Allowance for loan losses	433	394
Total, net	$1,063	$1,128
Restricted Cash
In addition to restricted cash related to securitizations, the Company also had $72 million and $53 million of restricted cash related to escrow deposits as of June 30, 2012 and December 31, 2011, respectively, which was recorded within other current assets on the Consolidated Balance Sheets.

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
The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	June 30, 2012			December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Call Options	$—	$—	$—	$24	$—	$24
Interest rate contracts	3	3	—	4	4	—
Foreign exchange contracts	3	3	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$12	$6	$6	$35	$5	$30
Liabilities
Derivatives:
Bifurcated Conversion Feature (c)	$—	$—	$—	$24	$—	$24
Interest rate contracts (d)	5	5	—	10	10	—
Foreign exchange contracts (d)	3	3	—	3	3	—
Total liabilities	$8	$8	$—	$37	$13	$24

(a)
Included in other current assets ($3 million and $25 million as of June 30, 2012 and December 31, 2011, respectively) and other non-current assets ($3 million and $4 million as of June 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.

(c)	Included in current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2011; carrying value is equal to estimated fair value.

(d)
Included in accrued expenses and other current liabilities ($3 million and $4 million as of June 30, 2012 and December 31, 2011, respectively) and other non-current liabilities ($5 million and $9 million as of June 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

The Company’s derivative instruments primarily consist of pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 8 – Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

The following tables present additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized significant unobservable Level 3 inputs to determine fair value as of June 30, 2012 and June 30, 2011:

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For-Sale
Balance as of December 31, 2011	$24	$(24)	$6
Change in fair value	9	(9)	—
Repayment of debt/settlement of call options	(33)	33	—
Balance as of June 30, 2012	$—	$—	$6

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For-Sale
Balance as of December 31, 2010	$162	$(162)	$6
Convertible notes activity (*)	(156)	156	—
Change in fair value	15	(15)	—
Balance as of June 30, 2011	$21	$(21)	$6

(*)	Represents the change in value resulting from the Company’s repurchase of a portion of its convertible notes and the settlement of a corresponding portion of the call options.
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

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,781	$3,217	$2,848	$3,232
Debt
Total debt (*)	4,120	4,318	4,015	4,205

(*)    As of December 31, 2011, includes $24 million related to a bifurcated conversion feature liability.
The Company estimates the fair value of its vacation ownership contract receivables using a discounted cash flow model which it believes is comparable to the model that an independent third party would use in the current market. The model uses Level 3 inputs consisting of default rates, prepayment rates, coupon rates and loan terms for the contract receivables portfolio as key drivers of risk and relative value that, when applied in combination with pricing parameters, determines the fair value of the underlying contract receivables.
The Company estimates the fair value of its securitized vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company estimates the fair value of its other long-term debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks and determines the fair value of its senior notes using quoted market prices.
In accordance with the guidance for equity method investments, during the first quarter of 2011, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-down resulted in a $13 million charge, which is included within asset impairment on the

Consolidated Statement of Income.

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
The following table summarizes information regarding the gain amounts recognized in AOCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Designated hedging instruments
Interest rate contracts	$2	$1	$3	$3
The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011		2012	2011
Non-designated hedging instruments
Foreign exchange contracts (a)	$(7)	$(4)		$(3)	$(7)
Interest rate contracts	—	3	(b)	—	6	(b)
Call Options	1	4		9	15
Bifurcated Conversion Feature	(1)	(4)		(9)	(15)
Total	$(7)	$(1)		$(3)	$(1)

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included primarily within interest expense on the Consolidated Statements of Income.

The following table summarizes information regarding the fair value of the Company's derivative instruments:

		As of	As of
	Balance Sheet Location	June 30, 2012	December 31, 2011
Designated hedging instruments
Liabilities
Interest rate contracts	Other non-current liabilities	$5	$9
Foreign exchange contracts	Accrued expenses and other current liabilities	2	1
Total		$7	$10
Non-designated hedging instruments
Assets
Interest rate contracts	Other non-current assets	$3	$4
Foreign exchange contracts	Other current assets	3	1
Call Options	Other current assets	—	24
Total		$6	$29
Liabilities
Interest rate contracts	Other non-current liabilities	$—	$1
Foreign exchange contracts	Accrued expenses and other current liabilities	1	2
Bifurcated Conversion Feature	Current portion of long-term debt	—	24
Total		$1	$27

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
The Company’s effective tax rate declined from 41.8% during the three months ended June 30, 2011 to 37.9% for the three months ended June 30, 2012 primarily due to the absence of the tax expense resulting from the refund of value added taxes during the second quarter of 2011.
The Company's effective tax rate declined from 40.4% for the six months ended June 30, 2011 to 36.4% for the six months ended June 30, 2012 primarily due to the tax benefit derived from the loss on the early extinguishment of debt during the first quarter of 2012, as well as the absence of the tax expense resulting from the refund of value added taxes during the second quarter of 2011.
The Company made cash income tax payments, net of refunds, of $79 million and $71 million during the six months ended June 30, 2012 and 2011, respectively.

10.	Commitments and Contingencies
The Company is involved in claims, legal proceedings and governmental inquiries related to the Company’s business.
Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts; negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties; for its vacation exchange and rentals business—breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements; negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners' associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts; construction defect claims relating to vacation ownership units or resorts; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy; employment matters which may include claims of retaliation discrimination, harassment and wage and hour claims; claims of infringement upon third parties' intellectual property rights, claims relating to information security, privacy, consumer protection, tax claims and environmental claims.

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels.  The Company disputes the allegations in the lawsuit and is defending this lawsuit vigorously.  The Company does not expect that the outcome of this litigation will be material to the Company.
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
The Company believes that it has adequately accrued for such matters with reserves of $33 million and $35 million as of June 30, 2012 and December 31, 2011, respectively. Such amount is exclusive of matters relating to the Company’s separation from its former Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available.
Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

11.  Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$134	$141
Unrealized losses on cash flow hedges	(7)	(10)
Defined benefit pension plans	(3)	(3)
Total AOCI (*)	$124	$128

(*)    Includes $38 million and $40 million of tax benefit as of June 30, 2012 and December 31, 2011, respectively.
Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2012, 16.4 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2012 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2011	5.0		$18.02	2.2		$21.28
Granted	1.1	(b)	44.57	0.1	(b)	44.57
Vested/exercised	(2.7)		12.54	(0.2)		26.65
Canceled	(0.1)		20.06	—		—
Balance as of June 30, 2012 (a)	3.3	(c)	31.71	2.1	(d)	21.97

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $94 million as of June 30, 2012 which is expected to be recognized over a weighted average period of 3 years.

(b)	Primarily represents awards granted by the Company on March 1, 2012.

(c)	Approximately 3.1 million RSUs outstanding as of June 30, 2012 are expected to vest over time.

(d)
Approximately 1.8 million of the 2.1 million SSARs are exercisable as of June 30, 2012. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2012 had an intrinsic value of $65 million and have a weighted average remaining contractual life of 2.2 years.

On March 1, 2012, the Company approved grants of incentive equity awards totaling $51 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on March 1, 2012, the Company approved a grant of incentive equity awards totaling $12 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of June 30, 2012, there were approximately 609,000 PSUs outstanding with an aggregate unrecognized compensation expense of $17 million.
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

SSARs Issued on
March 1, 2012
Grant date fair value	$15.34
Grant date strike price	$44.57
Expected volatility	43.34%
Expected life	6 yrs.
Risk free interest rate	1.21%
Projected dividend yield	2.06%
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $11 million and $20 million during the three and six months ended June 30, 2012, respectively, and $12 million and $21 million during the three and six months ended June 30, 2011, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $4 million and $8 million during the three and six months ended June 30, 2012, respectively, and $5 million and $8 million of a net tax benefit during the three and six months ended June 30, 2011, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the six months ended June 30, 2012, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $25 million due to the vesting of RSUs and exercise of stock options. As of June 30, 2012, the Company’s APIC Pool balance was $55 million.

The Company paid $42 million and $29 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2012 and 2011, respectively. Such amount is included within financing activities on the Consolidated Statements of Cash Flows.

13.	Segment Information
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,
	2012			2011
	Net Revenues	EBITDA		Net Revenues	EBITDA
Lodging	$233	$75	(b)	$190	$66
Vacation Exchange and Rentals	348	82		361	106	(d)
Vacation Ownership	570	150		541	130
Total Reportable Segments	1,151	307		1,092	302
Corporate and Other (a)	(12)	(25)	(c)	(2)	(26)	(c)
Total Company	$1,139	282		$1,090	276
Depreciation and amortization		46			45
Interest expense		32			36	(e)
Early extinguishment of debt		—			1
Interest income		(2)			(2)
Income before income taxes		$206			$196

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(c)
Includes (i) $3 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the three months ended June 30, 2011 and (ii) $25 million and $23 million of corporate costs during the three months ended June 30, 2012 and 2011, respectively.

(d)
Includes (i) a $31 million net benefit resulting from a refund of value added taxes and (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced by the Company during 2010.

(e)	Includes $3 million of interest related to value added tax accruals during the second quarter of 2011.

	Six Months Ended June 30,
	2012			2011
	Net Revenues	EBITDA		Net Revenues	EBITDA
Lodging	$418	$123	(b)	$339	$92	(f)
Vacation Exchange and Rentals	709	177	(c)	716	199	(g)
Vacation Ownership	1,071	253		992	227	(h)
Total Reportable Segments	2,198	553		2,047	518
Corporate and Other (a)	(23)	(46)	(d)	(6)	(38)	(d)
Total Company	$2,175	507		$2,041	480
Depreciation and amortization		91			90
Interest expense		65			69	(i)
Early extinguishment of debt		106	(e)		12	(j)
Interest income		(5)			(3)
Income before income taxes		$250			$312

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(c)	Includes a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.

(d)
Includes (i) $4 million and $8 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the six months ended June 30, 2012 and 2011, respectively, and (ii) $49 million and $47 million of corporate costs during the six months ended June 30, 2012 and 2011, respectively.

(e)	Represents costs incurred for the early repurchase of a portion of the Company’s 9.875% senior unsecured notes and 6.00% senior unsecured notes.

(f)	Includes a non-cash impairment charge of $13 million related to a write-down of an international joint venture.

(g)
Includes (i) a $31 million net benefit resulting from a refund of value added taxes and (ii) $7 million of restructuring cost incurred in connection with a strategic initiative commenced by the Company during 2010.

(h)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by the Company during 2008.

(i)	Includes $3 million of interest related to value added tax accruals during the first half of 2011.

(j)	Represents costs incurred for the early repurchase of a portion of the Company's 3.5% convertible notes.

14.  Restructuring
2010 Restructuring Plan
During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the six months ended June 30, 2012, the Company reduced its liability with $3 million of cash payments. The remaining liability of $4 million, all of which is facility-related, is expected to be paid in cash by the first quarter of 2020. As of June 30, 2012, the Company has incurred $16 million of expenses related to the 2010 restructuring plan.
2008 Restructuring Plan
During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The liability of $3 million, all of which is facility-related, is expected to be paid in cash by December 2013. As of June 30, 2012, the Company has incurred $124 million of expenses related to the 2008 restructuring plan.
The activity related to the restructuring liability is summarized by category as follows:

	Liability as of	Cash Payments	Liability as of
	December 31, 2011		June 30, 2012
Personnel-related	$1	$1	$—
Facility-related	9	2	7
	$10	$3	$7

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $43 million and $49 million as of June 30, 2012 and December 31, 2011, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2012, the letter of credit was $70 million.
As of June 30, 2012, the $43 million of Separation related liabilities is comprised of $37 million for tax liabilities, $3 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $12 million is recorded in current due to former Parent and subsidiaries and $29 million is recorded in long-term due to former Parent and subsidiaries as of June 30, 2012 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of June 30, 2012 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of June 30, 2012, the Company had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheet. Such receivables totaled $3 million as of December 31, 2011.

16.	Subsequent Event
Securitization Term Transaction
On July 19, 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-2 Receivables Funding LLC, with an initial principal amount of $300 million at an advance rate of 90%. These borrowings bear interest at a weighted average coupon rate of 2.66% and are secured by vacation ownership contract receivables.

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and EBITDA (a non-GAAP measure). Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The following table presents our operating statistics for the three months ended June 30, 2012 and 2011. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2012	2011	% Change
Lodging
Number of rooms (a)	608,300	612,900	(0.8)
RevPAR (b)	$37.23	$35.38	5.2
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,670	3,755	(2.3)
Exchange revenue per member (d)	$177.07	$178.46	(0.8)
Vacation rental transactions (in 000s) (e) (f)	325	328	(0.9)
Average net price per vacation rental (f) (g)	$524.40	$549.09	(4.5)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$460,000	$412,000	11.7
Tours (j)	186,000	177,000	5.1
Volume Per Guest (“VPG”) (k)	$2,361	$2,227	6.0

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)
Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period. For additional fees, such participants are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain participants may exchange intervals for other leisure-related services and products.

(d)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.  Excluding the impact of foreign exchange movements, exchange revenue per member was up 1.8%.

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

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental was up 2.4%.

(h)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) 1.0, before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended June 30 (in millions):

	2012	2011
Gross VOI sales (1)	$460	$412
Less: WAAM 1.0 sales (2)	18	19
Gross VOI sales, net of WAAM 1.0 sales	442	393
Less: Loan loss provision	100	80
Vacation ownership interest sales	$342	$313

(1)
For the three months ended June 30, 2012, includes $12 million of gross VOI sales under our WAAM 2.0 sales model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser.  This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.  We implemented this sales model during the second quarter of 2012.

(2)
Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM 1.0 commission revenues amounted to $11 million for both the three months ended June 30, 2012 and 2011.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $20 million and $18 million during the three months ended June 30, 2012 and 2011, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011
Our consolidated results are as follows:

	Three Months Ended June 30,
	2012	2011	Change
Net revenues	$1,139	$1,090	$49
Expenses	908	860	48
Operating income	231	230	1
Other income, net	(5)	(1)	(4)
Interest expense	32	36	(4)
Early extinguishment of debt	—	1	(1)
Interest income	(2)	(2)	—
Income before income taxes	206	196	10
Provision for income taxes	78	82	(4)
Net income attributable to Wyndham	$128	$114	$14

Net revenues increased $49 million (4.5%) for the three months ended June 30, 2012 compared with the same period last year primarily resulting from:

•
a $33 million increase (excluding intersegment revenues) at our lodging business primarily from (i) higher royalty, marketing and reservation and Wyndham Rewards revenues, (ii) the impact of a change in the classification of certain fees to revenues from expenses and (iii) incremental revenues from the Wyndham Grand hotel in Orlando, which opened in the fourth quarter of 2011;

•	a $29 million increase at our vacation ownership business primarily resulting from higher net VOI sales; and

•	$5 million of incremental revenues from acquisitions at our vacation exchange and rentals business.

Such revenue increases were partially offset by an $18 million reduction of revenues at our vacation exchange and rentals business primarily the result of unfavorable foreign currency translations.

Expenses increased $48 million (5.6%) for the three months ended June 30, 2012 compared with the same period last year principally reflecting:

•	$31 million resulting from the absence of a net benefit from a refund of value added taxes during the second quarter of 2011;

•	$25 million of higher expenses from our operations resulting from the revenue increases;

•	$10 million of increased expenses resulting from a change in the classification of certain fees to revenues from expenses in our lodging business; and

•	$6 million of incremental expenses from acquisitions at our vacation exchange and rentals business.

Such expense increases were partially offset by $15 million of lower expenses resulting from foreign currency and the absence of $7 million of restructuring costs incurred during the second quarter of 2011 at our vacation exchange and rentals business.
Other income, net increased $4 million primarily reflecting the settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010 at our vacation exchange and rentals business.
Interest expense, net decreased $4 million primarily due to the absence of interest related to value added taxes incurred during the second quarter of 2011 and lower interest costs on long-term debt resulting from our debt refinancing during the first quarter of 2012.
Our effective tax rate declined from 41.8% during the second quarter of 2011 to 37.9% during the second quarter of 2012 primarily due to the absence of the tax expense resulting from the refund of value added taxes during the second quarter of 2011.
As a result of these items, net income attributable to Wyndham increased $14 million (12.3%) as compared to the second quarter 2011.

During 2012, we expect:

•	net revenues of approximately $4.4 billion to $4.6 billion;

•	depreciation and amortization of approximately $185 million to $190 million (expecting to be at the low end of the range); and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $120 million to $125 million.
Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2012 compared to June 30, 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012	2011	% Change
Lodging	$233	$190	22.6	$75	$66	13.6
Vacation Exchange and Rentals	348	361	(3.6)	82	106	(22.6)
Vacation Ownership	570	541	5.4	150	130	15.4
Total Reportable Segments	1,151	1,092	5.4	307	302	1.7
Corporate and Other (a)	(12)	(2)	*	(25)	(26)	*
Total Company	$1,139	$1,090	4.5	282	276	2.2
Less: Depreciation and amortization				46	45
Interest expense				32	36
Early extinguishment of debt				—	1
Interest income				(2)	(2)
Income before income taxes				$206	$196

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $43 million (22.6%) and EBITDA increased $9 million (13.6%) during the second quarter of 2012 compared to the same period last year.

Net revenues reflects an $17 million increase in royalty, marketing and reservation and Wyndham Rewards fees primarily due to a 5.2% increase in RevPAR resulting from gains in occupancy and average daily rate and incremental fees for the global conference held in the second quarter of 2012. Net revenues and EBITDA were also favorably impacted by $8 million and $2 million, respectively, as a result of the opening of the Wyndham Grand hotel in Orlando during the fourth quarter of 2011.

Net revenues increased $10 million due to a change in classification of certain fees to revenues from operating expenses, which were primarily related to third-party reservation fees. The change in classification had no impact on EBITDA.

Net revenues and EBITDA also reflect a $5 million increase in intersegment revenues related to a higher licensing fee charged to the vacation ownership business for the use of the Wyndham trade name.

In addition, EBITDA was unfavorably impacted by $21 million of higher marketing and reservation and Wyndham Rewards expenses resulting primarily from higher revenues and costs associated with the global conference, partially offset by $5 million of cost savings primarily related to lower information technology and legal costs.

As of June 30, 2012, we had approximately 7,170 properties and 608,300 rooms in our system.

Additionally, our hotel development pipeline included approximately 900 hotels and 113,900 rooms, of which 53% were international and 53% were new construction as of June 30, 2012.

We expect net revenues of approximately $835 million to $875 million (expecting to be at the high end of the range) during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	RevPAR to be up 5% to 8%; and

•	number of rooms to increase 1% to 3%.

Vacation Exchange and Rentals
Net revenues and EBITDA decreased $13 million (3.6%) and $24 million (22.6%), respectively, during the second quarter of 2012 compared with the second quarter of 2011. EBITDA reflects the absence of a $31 million net benefit resulting from a refund of value added taxes recorded during the second quarter of 2011, partially offset by the absence of $7 million of costs related to organizational realignment initiatives recorded during the second quarter of 2011. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $17 million and $2 million, respectively.
Acquisitions completed during the third quarter of 2011 contributed $5 million of incremental net revenues (inclusive of $3 million of ancillary revenues) and $1 million of incremental EBITDA loss due to seasonality.
Excluding the impact of $2 million of incremental vacation rental revenues from acquisitions and the unfavorable impact of foreign exchange movements of $12 million, net revenues generated from rental transactions and related services remained flat as a 3.5% increase in average net price per vacation rental was offset by a 3.2% decline in rental transaction volume. The increase in average net price per vacation rental resulted primarily from higher yield at our Hoseasons Group and Landal GreenParks businesses. The decline in rental transaction volume reflected lower volume at our Hoseasons Group and Landal GreenParks businesses, partially offset by growth at our Novasol business driven by higher off-peak bookings. We believe that the decline in rental volume is a result of the impact on U.K. and Dutch consumer spending from the uncertainty of European economies.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $6 million. Excluding an unfavorable impact of $5 million from foreign exchange movements, exchange and related service revenues declined $1 million as a 2.3% decline in the average number of members driven by the non-renewal of an affiliation agreement at the beginning of 2012 was partially offset by a 1.8% increase in exchange revenue per member primarily resulting from an increase in exchange fees.

In addition, Q2 2012 EBITDA was favorably impacted by a $4 million settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010.

We expect net revenues of approximately $1.44 billion to $1.51 billion (expecting to be at the low end of the range) during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	vacation rental transactions to increase 4% to 7%;

•	average net price per vacation rental to be flat to down 3% due to the negative impact of foreign currency;

•	average number of members to be flat to down 2%; and

•	exchange revenue per member to be flat to up 2%.

Vacation Ownership

Net revenues and EBITDA increased $29 million (5.4%) and $20 million (15.4%), respectively, during the second quarter of 2012 compared with the second quarter of 2011.

Gross sales of VOIs, net of WAAM 1.0 sales increased $50 million (12.7%) driven principally by a 6.0% increase in VPG, a 5.5% increase in tour flow and $12 million of sales from WAAM 2.0, which was implemented during the second quarter of 2012. WAAM 2.0 enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. The increase in VPG is attributable to higher pricing due to better yield management and improved close rates resulting from our credit pre-screening program, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses increased $20 million primarily as a result of the increase in gross VOI sales and higher default rates as compared to the prior year.

Net revenues from consumer financing decreased $1 million and EBITDA decreased $2 million compared to the same period in the prior year due to a lower average portfolio balance of contract receivables, partially offset by higher weighted average interest rates earned on such receivables. EBITDA further reflects slightly higher consumer financing interest expense resulting from $176 million of increased average borrowings on our securitized debt facilities due to higher advance rates, partially offset by a reduction in our weighted average interest rate on our securitized debt to 5.0% from 5.3%. As a result, net interest income margin decreased during the second quarter of 2012 to 77% from 78% during the second quarter of 2011.

In addition to the items discussed above, EBITDA was unfavorably impacted by higher expenses primarily resulting from (i) $11 million of higher marketing expenses due to increased tours for new owner generation and a higher intersegment charge from the lodging business for use of the Wyndham trade name and (ii) $8 million of increased sales commission and administration costs due to higher VOI sales. Such increases were partially offset by a $6 million decrease in cost of VOI sales due to favorable inventory adjustments and product mix.

We expect net revenues of approximately $2.15 billion to $2.23 billion (expecting to be at the high end of the range) during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	gross VOI sales to be $1.65 billion to $1.75 billion (including approximately $110 million to $130 million in WAAM related sales);

•	tours to increase 1% to 4%; and

•	VPG to increase 2% to 5%.

Corporate and Other

Corporate and Other revenues decreased $10 million for the three months ended June 30, 2012 compared to the same period last year resulting from the elimination of intersegment revenues primarily due to an increase in the license fee charged between the Lodging and Vacation Ownership segments for use of the Wyndham trade name.

Corporate EBITDA increased $1 million for the three months ended June 30, 2012 compared to the same period last year. Corporate EBITDA included $3 million of a net expense during the three months ended June 30, 2011 related to the resolution of and adjustment to certain contingent liabilities and assets. Excluding the impact of this net expense, corporate EBITDA decreased $2 million due primarily to higher employee-related costs.

We expect corporate expenses of approximately $93 million to $100 million (expecting to be at the high end of the range) during 2012 consistent with 2011.
SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011
Our consolidated results are as follows:

	Six Months Ended June 30,
	2012	2011	Change
Net revenues	$2,175	$2,041	$134
Expenses	1,768	1,658	110
Operating income	407	383	24
Other income, net	(9)	(7)	(2)
Interest expense	65	69	(4)
Early extinguishment of debt	106	12	94
Interest income	(5)	(3)	(2)
Income before income taxes	250	312	(62)
Provision for income taxes	91	126	(35)
Net loss attributable to noncontrolling interest	(1)	—	(1)
Net income attributable to Wyndham	$160	$186	$(26)

Net revenues increased $134 million (6.6%) for the six months ended June 30, 2012 compared with the same period last year primarily resulting from:

•	a $79 million increase at our vacation ownership business primarily due to higher net VOI sales;

•
a $62 million increase (excluding intersegment revenues) at our lodging business primarily due to (i) higher royalty, marketing and reservation and Wyndham Rewards revenues, (ii) the impact of a change in the classification of certain fees to revenues from expenses and (iii) incremental revenues from the Wyndham Grand hotel in Orlando, which opened in the fourth quarter of 2011; and

•	$17 million of incremental revenues from acquisitions at our vacation exchange and rentals business.

Such revenue increases were partially offset by a $24 million reduction of revenues at our vacation exchange and rentals business primarily the result of unfavorable foreign currency translations.

Expenses increased $110 million (6.6%) for the six months ended June 30, 2012 compared with the same period last year principally reflecting:

•	$67 million of higher expenses from our operations resulting from the revenue increases;

•	$31 million resulting from the absence of a net benefit from a refund of value added taxes during the second quarter of 2011;

•	$20 million of increased expenses due to a change in the classification of certain fees to revenues from expenses at our lodging business; and

•	$13 million of incremental expenses from acquisitions at our vacation exchange and rentals business.

Such expense increases were partially offset by $17 million of lower expenses resulting from foreign currency at our vacation exchange and rentals business and the absence of $6 million of restructuring costs incurred during the first half of 2011.
Other income, net increased $2 million reflecting the settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010 at our vacation exchange and rentals business, partially offset by the absence of a gain on the redemption of a preferred stock investment during the first quarter of 2011.
Interest expense, net decreased $4 million primarily due to the absence of interest related to value added taxes incurred during the second quarter of 2011 and to the lower interest costs on long-term debt resulting from our debt refinancing during the first quarter of 2012.
Our effective tax rate declined from 40.4% during the six months ended June 30, 2011 to 36.4% during the six months ended June 30, 2012 primarily due to the tax benefit derived from the loss on the early extinguishment of debt incurred in the first quarter of 2012, as well as the absence of the tax expense resulting from the refund of value added taxes during the second quarter of 2011.
As a result of these items, net income attributable to Wyndham decreased $26 million (14.0%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2012 compared to June 30, 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012	2011	% Change
Lodging	$418	$339	23.3	$123	$92	33.7
Vacation Exchange and Rentals	709	716	(1.0)	177	199	(11.1)
Vacation Ownership	1,071	992	8.0	253	227	11.5
Total Reportable Segments	2,198	2,047	7.4	553	518	6.8
Corporate and Other (a)	(23)	(6)	*	(46)	(38)	*
Total Company	$2,175	$2,041	6.6	507	480	5.6
Less: Depreciation and amortization				91	90
Interest expense				65	69
Early extinguishment of debt				106	12
Interest income				(5)	(3)
Income before income taxes				$250	$312

(*)    Not meaningful.

(a)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased by $79 million (23.3%) and EBITDA increased $31 million (33.7%) during the six months ended June 30, 2012 compared to the same period last year. Excluding the impact of a $13 million non-cash impairment charge during the first quarter of 2011, EBITDA increased $18 million (17.1%) compared to the same period last year.

Net revenues reflects an $28 million increase in royalty, marketing and reservation and Wyndham Rewards fees primarily due to a 6.0% increase in RevPAR resulting from gains in occupancy and average daily rates and incremental fees for the global conference held in the second quarter of 2012. Net revenues and EBITDA were favorably impacted by $16 million and $4 million, respectively, as a result of the opening of the Wyndham Grand hotel in Orlando during the fourth quarter of 2011.

Net revenues also reflects a $20 million increase due to a change in classification of certain fees to revenues from operating expenses, which were primarily related to fees for third-party reservation services. The change in classification had no impact on EBITDA.

Net revenues and EBITDA were also favorably impacted by a $10 million increase related to a higher licensing fee charged to the vacation ownership business for the use of the Wyndham trade name.

In addition, EBITDA was also unfavorably impacted by $33 million of higher marketing and reservation and Wyndham Rewards expenses resulting primarily from higher revenues and costs associated with the global conference, partially offset by $8 million of cost savings primarily related to lower information technology and legal costs.
Vacation Exchange and Rentals
Net revenues and EBITDA decreased $7 million (1.0%) and $22 million (11.1%), respectively, during the six months ended June 30, 2012 compared with the same period during 2011. EBITDA reflects the absence of a $31 million net benefit resulting from a refund of value added taxes recorded during the second quarter of 2011, partially offset by the absence of $7 million of costs related to organizational realignment initiatives recorded during the second quarter of 2011 and a $2 million benefit related to the reversal of an allowance associated with a previously divested asset. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $23 million and $4 million, respectively.
Acquisitions completed during the third quarter of 2011 contributed $17 million of incremental net revenues (inclusive of $6 million of ancillary revenues) and $4 million of incremental EBITDA.
Excluding the impact of $11 million of incremental vacation rental revenues from acquisitions and the unfavorable impact of foreign exchange movements of $17 million, net revenues generated from rental transactions and related services increased $4 million primarily due to a 1.5% increase in average net price per vacation rental. The increase in average net price per vacation rental resulted primarily from higher yield at our Landal GreenParks and Hoseasons Group businesses, partially offset by lower yield at our Novasol business as a result of higher bookings of lower priced off-peak rentals. Growth in rental transaction volume at our Novasol business was offset by lower volume at our Hoseasons Group business, which we believe is a result of the impact on U.K. consumer spending from the uncertainty of European economies.
Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $10 million. Excluding an unfavorable impact of $6 million from foreign exchange movements, exchange and related service revenues declined $4 million as the impact of a 2.2% decline in the average number of members driven by the non-renewal of an affiliation agreement at the beginning of 2012 was partially offset by a 1.1% increase in exchange revenue per member driven by an increase in exchange fees.

EBITDA further reflects (i) a favorable impact from value-added taxes of $4 million and (ii) a $4 million settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010.

Such favorability was partially offset by (i) $4 million of higher marketing costs and (ii) the unfavorable impact of $2 million from foreign exchange transactions and foreign exchange hedging contracts.

Vacation Ownership

Net revenues and EBITDA increased $79 million (8.0%) and $26 million (11.5%), respectively, during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

Gross sales of VOIs, net of WAAM 1.0 sales increased $115 million (16.6%) driven principally by a 7.8% increase in VPG, a 6.4% increase in tour flow and $12 million of sales from WAAM 2.0. The increase in VPG is attributable to higher pricing due to better yield management and improved close rates resulting from our credit pre-screening program, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses increased $37 million primarily as a result of the increase in gross VOI sales and higher default rates as compared to the prior year.
Net revenues and EBITDA generated by WAAM 1.0 increased by $2 million and $3 million, respectively, due to increased commissions resulting from a shift in the mix of sales to new WAAM resorts and decreased sales costs.
Net revenues and EBITDA from consumer financing decreased $1 million and $1 million, respectively, compared to the same period in the prior year. Net interest income margin remained flat at 78% during the same period in 2011 due to (i) a reduction in our weighted average interest rate on our securitized debt to 5.0% from 5.4% and (ii) higher weighted average interest rates earned on our contract receivable portfolio, offset by $156 million of increased average borrowings on our securitized debt facilities due to higher advance rates.
In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$25 million of increased marketing expenses due to increased tours for new owner generation and a higher intersegment charge from the lodging business for use of the Wyndham trade name;

•	$22 million of increased sales commission and administration costs due to higher VOI sales;

•	$13 million of increased general and administrative expenses; and

•	$6 million of higher deed recording costs.

Such expense increases were partially offset by a $9 million decrease in cost of VOI sales due to favorable inventory adjustments and product mix.

Corporate and Other

Corporate and Other revenues decreased $17 million for the six months ended June 30, 2012 compared to the same period last year resulting from the elimination of intersegment revenues primarily due to an increase in the license fee charged between the Lodging and Vacation Ownership segments for use of the Wyndham trademark.

Corporate EBITDA decreased $8 million for the six months ended June 30, 2012 compared to the same period last year. Corporate EBITDA included $4 million and $8 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets during the six months ended June 30, 2012 and 2011, respectively. Excluding the impact of these net benefits, corporate EBITDA decreased $4 million due primarily to higher employee-related costs.

RESTRUCTURING PLANS
2010 Restructuring Plan
During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the six months ended June 30, 2012, we reduced our liability with $3 million of cash payments. The remaining liability of $4 million, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. We anticipate annual net savings from such initiative of $8 million.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2012	December 31, 2011	Change
Total assets	$9,114	$9,023	$91
Total liabilities	7,118	6,791	327
Total equity	1,996	2,232	(236)

Total assets increased $91 million from December 31, 2011 to June 30, 2012 primarily due to:

•	a $144 million increase in cash and cash equivalents;

•
a $49 million increase in other current assets primarily due to (i) an income tax receivable resulting from the tax benefit derived from the loss on the early extinguishment of debt, (ii) a receivable related to a tenant improvement allowance and (iii) increased escrow deposits related to advanced bookings received on vacation rental transactions, partially offset by the redemption of a call option; and

•	a $23 million increase in deferred income taxes primarily attributable to a change in the expected timing of the utilization of alternative minimum tax credits.

Such increases were partially offset by:

•	a $67 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions, partially offset by loan originations;

•	a $24 million decrease in inventory primarily due to VOI sales, partially offset by inventory spend;

•	$16 million of lower trade receivables, net, primarily due to seasonality of collections at our European vacation rentals businesses; and

•	a $15 million decrease in franchise agreements and other intangibles as a result of amortization.

Total liabilities increased $327 million from December 31, 2011 to June 30, 2012 primarily due to:

•	a $138 million increase in accounts payable primarily due to seasonality at our vacation rentals businesses;

•
a $113 million net increase in other long-term debt primarily reflecting the issuance of $950 million of senior unsecured notes, partially offset by the early repurchase of $650 million of senior unsecured notes and a $137 million net decrease in outstanding borrowings on our corporate revolver; and

•	a $53 million increase in deferred income primarily resulting from seasonality at our vacation rentals businesses; and

•	a $47 million increase in deferred income taxes primarily related to higher gross VOI sales.

Total equity decreased $236 million from December 31, 2011 to June 30, 2012 primarily due to $340 million of stock repurchases and $69 million of dividends, partially offset by $159 million of net income.
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

CASH FLOW
During the six months ended June 30, 2012 and 2011, we had a net change in cash and cash equivalents of $144 million and $140 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2012	2011	Change
Cash provided by/(used in)
Operating activities	$647	$696	$(49)
Investing activities	(96)	(104)	8
Financing activities	(404)	(457)	53
Effects of changes in exchange rates on cash and cash equivalents	(3)	5	(8)
Net change in cash and cash equivalents	$144	$140	$4
Operating Activities
During the six months ended June 30, 2012, net cash provided by operating activities decreased $49 million compared to the six months ended June 30, 2011, which reflects the absence of a $51 million refund for value added taxes during the second quarter of 2011.
Investing Activities
During the six months ended June 30, 2012, net cash used in investing activities decreased $8 million as compared to the six months ended June 30, 2011, which principally reflects a decrease in our capital spending offset by the absence of proceeds from asset sales primarily related to the redemption of a preferred stock investment during 2011.

Financing Activities
During the six months ended June 30, 2012, net cash used in financing activities decreased $53 million as compared to the six months ended June 30, 2011, which principally reflects:

•	$696 million of higher proceeds from issuance of notes;

•	$217 million of lower repayments/repurchases of convertible notes; and

•	$28 million of lower share repurchases.

Such decreases in cash outflows were partially offset by:

•	$755 million for the repurchase of notes;

•	$62 million of higher net payments related to non-securitized borrowings;

•	$44 million of higher net payments related to securitized vacation ownership debt; and

•	$17 million of additional dividends paid to shareholders.

Long-term Debt
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
Convertible Debt. During the second quarter of 2012, we repaid our convertible notes with a carrying value of $45 million ($12 million for the convertible notes and $33 million for a related bifurcated conversion feature). Concurrent with the repayment, we settled call options for proceeds of $33 million. As a result of these transactions, we made a net payment of $12 million.
Concurrent with the issuance of our convertible notes, we entered into warrant transactions (“Warrants”) with certain counterparties. The Warrants are separate contracts entered into by us and are not part of our convertible notes. As of June 30, 2012, there were approximately 1 million shares related to such Warrants, with an exercise price of $19.46, which we expect to net share settle during the third quarter of 2012.
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
During the six months ended June 30, 2012, we spent $80 million on capital expenditures, equity investments and development advances primarily on information technology enhancement projects and renovations of bungalows at our Landal GreenParks business. During 2012, we anticipate spending approximately $195 million to $210 million on capital expenditures, equity investments and development advances. Additionally, in an effort to support growth in the Wyndham Hotels and Resorts brand, we plan on investing in mezzanine financing and providing other financial support over the next several years.
In addition, we spent $32 million relating to vacation ownership development projects (inventory) during the six months ended June 30, 2012. We anticipate spending on average approximately $150 million annually from 2011 through 2015 on vacation ownership development projects (approximately $110 million to $120 million during 2012), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $150 million annually from 2011 through 2015, we expect to have adequate inventory through at least the next 4 to 5 years.
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
During the first half of 2012, we repurchased 7.4 million shares at an average price of $45.83 for a cost of $340 million and repurchase capacity increased $13 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. From August 20, 2007 through June 30, 2012, we repurchased 47.5 million shares at an average price of $32.33 for a cost of $1.5 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises.
During the period July 1, 2012 through July 24, 2012, we repurchased an additional 1.1 million shares at an average price of $50.77 for a cost of $58 million. We currently have $733 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividend Policy
During the first half of 2012, we paid quarterly dividends of $0.23 per share of common stock issued and outstanding on the record date for the applicable dividend. We set our dividend payout ratio at the beginning of 2012 to approximate 32% of the midpoint of our then estimated 2012 net income after certain adjustments.
Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.
Financial Obligations
Long-Term Debt Covenants
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2012, our consolidated interest coverage ratio was 8.5 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2012, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.
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
As of June 30, 2012, we were in compliance with all of the financial covenants described above.
Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2012, all of our securitized loan pools were in compliance with applicable contractual triggers.

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
We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $310 million outstanding as of June 30, 2012. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.
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
As of June 30, 2012, we had $380 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.
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
COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/01/12- 6/30/13	7/01/13- 6/30/14	7/01/14- 6/30/15	7/01/15- 6/30/16	7/01/16- 6/30/17	Thereafter	Total
Securitized debt (a)	$191	$303	$320	$195	$193	$652	$1,854
Long-term debt	11	54	11	11	751	1,428	2,266
Interest on debt (b)	192	177	160	150	126	253	1,058
Operating leases	69	53	49	44	41	276	532
Other purchase commitments (c)	185	38	46	41	13	129	452
Separation liabilities (d)	12	29	1	1	—	—	43
Total (e)	$660	$654	$587	$442	$1,124	$2,738	$6,205

(a)	Represents debt that is securitized through 12 bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)
Primarily represents commitments for the development of vacation ownership properties. The $185 million balance due within the next 12 months includes approximately $100 million of vacation ownership development commitments, which we may terminate at minimal cost.

(d)
Represents liabilities which we assumed and are responsible for pursuant to our separation (See Note 15 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 10 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

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
Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors, such as increased costs of living and reduced discretionary income, adversely impacting consumers' and businesses' decisions to use and consume travel services and products; terrorist incidents and threats (and associated heightened travel security measures); political strife; acts of God (such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters); war; pandemics or threat of pandemics (such as the H1N1 flu); environmental disasters (such as the Gulf of Mexico oil spill); increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.
We are subject to operating or other risks common to the hospitality industry.
Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers' compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and vacation ownership services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

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

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	private resale of vacation ownership interests, which could adversely affect our vacation ownership resorts and vacation exchange businesses;

•	revenues from our lodging business are indirectly affected by our franchisees' pricing decisions;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	franchisees that have development advance notes with us may experience financial difficulties;

•	increases in the use of third-party Internet services to book online hotel reservations; and

•	disruptions in relationships with third parties, including marketing alliances and affiliations with e-commerce channels.
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
We are subject to a number of legal actions and the risk of future litigation as described under "Legal Proceedings". We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed by or against us. Adverse results in litigation and other proceedings may harm our business.
We are subject to certain risks related to our indebtedness, hedging transactions, our securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us.
We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel branded under one of our Wyndham Hotel Group brands. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, our securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

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
We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant's contingent and other corporate liabilities and associated costs, including certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006, including liabilities relating to certain of Cendant's terminated or divested businesses, the Travelport sale, the Cendant litigation described in this report, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.
If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party (including Avis Budget) would be required to pay an equal portion of the amounts in default. Accordingly, we could, under certain circumstances, be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs. On or about April 10, 2007, Realogy Corporation was acquired by affiliates of Apollo Management VI, L.P. and its stock is no longer publicly traded. The acquisition does not negate Realogy's obligation to satisfy 62.5% of such contingent and other corporate liabilities of Cendant or its subsidiaries pursuant to the terms of the separation agreement. As a result of the acquisition, however, Realogy has greater debt obligations and its ability to satisfy its portion of these liabilities may be adversely impacted. In accordance with the terms of the separation agreement, Realogy posted a letter of credit in April 2007 for our and Cendant's benefit to cover its estimated share of the assumed liabilities discussed above, although there can be no assurance that such letter of credit will be sufficient to cover Realogy's actual obligations if and when they arise.
We may be required to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.
Under generally accepted accounting principles, we review our intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other intangible assets may not be recoverable, include a sustained decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations and stockholders' equity.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1-30, 2012	1,049,800	$47.41	1,049,800	$930,100,381
May 1-31, 2012	1,483,600	$49.94	1,483,600	$856,014,023
June 1 - 30, 2012 (*)	1,307,868	$50.25	1,307,868	$790,452,304
Total	3,841,268	$49.35	3,841,268	$790,452,304

(*)	Includes 197,970 shares purchased for which the trade date occurred during June 2012 while settlement occurred during July 2012.
We expect to generate annual net cash provided by operating activities less capital expenditures, equity investments and development advances of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since increased the program four times, most recently on April 18, 2012 for $750 million, bringing the total authorization under the program to $2.25 billion as of June 30, 2012. During the second quarter of 2012, repurchase capacity increased $1 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.
During the period July 1, 2012 through July 24, 2012, we repurchased an additional 1.1 million shares at an average price of $50.77. We currently have $733 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: July 25, 2012	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: July 25, 2012	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed May 10, 2012)
10.1*	Amendment No. 1 to Employment Agreement with Thomas G. Conforti, dated May 11, 2012
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Label Linkbase Document
101.LAB**	XBRL Taxonomy Presentation Linkbase Document
101.PRE**	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed with this report
**    Furnished with this report