Form 10-Q
period 2012-09-30
WYNDHAM WORLDWIDE CORP
filed 2012-10-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the issuer’s common stock was 140,266,725 shares as of September 30, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of September 30, 2012, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the related consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 24, 2012

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues
Service and membership fees	$566	$584	$1,558	$1,579
Vacation ownership interest sales	373	320	987	855
Franchise fees	168	160	449	395
Consumer financing	106	105	311	310
Other	52	43	135	114
Net revenues	1,265	1,212	3,440	3,253
Expenses
Operating	495	490	1,389	1,358
Cost of vacation ownership interests	45	35	115	115
Consumer financing interest	23	21	69	67
Marketing and reservation	197	182	554	472
General and administrative	172	157	481	422
Asset impairment	—	—	—	13
Restructuring	—	—	—	6
Depreciation and amortization	45	43	136	133
Total expenses	977	928	2,744	2,586
Operating income	288	284	696	667
Other income, net	—	(2)	(9)	(9)
Interest expense	32	34	98	103
Early extinguishment of debt	2	—	108	12
Interest income	(2)	(19)	(7)	(22)
Income before income taxes	256	271	506	583
Provision for income taxes	97	96	187	222
Net income	159	175	319	361
Net loss attributable to noncontrolling interest	—	—	1	—
Net income attributable to Wyndham shareholders	$159	$175	$320	$361
Earnings per share
Basic	$1.13	$1.10	$2.20	$2.17
Diluted	1.11	1.08	2.16	2.12

Cash dividends declared per share	$0.23	$0.15	$0.69	$0.45

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$159	$175	$319	$361
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	19	(53)	12	(25)
Unrealized gain on cash flow hedges	1	1	4	3
Other comprehensive income/(loss), net of tax	20	(52)	16	(22)
Comprehensive income	179	123	335	339
Net loss attributable to noncontrolling interest	—	—	1	—
Comprehensive income attributable to Wyndham shareholders	$179	$123	$336	$339

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$232	$142
Trade receivables, net	376	409
Vacation ownership contract receivables, net	320	297
Inventory	372	351
Prepaid expenses	107	121
Deferred income taxes	160	153
Other current assets	262	257
Total current assets	1,829	1,730
Long-term vacation ownership contract receivables, net	2,590	2,551
Non-current inventory	725	759
Property and equipment, net	1,166	1,117
Goodwill	1,537	1,479
Trademarks, net	737	730
Franchise agreements and other intangibles, net	451	401
Other non-current assets	320	256
Total assets	$9,355	$9,023
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$206	$196
Current portion of long-term debt	64	46
Accounts payable	272	278
Deferred income	389	402
Due to former Parent and subsidiaries	12	10
Accrued expenses and other current liabilities	665	631
Total current liabilities	1,608	1,563
Long-term securitized vacation ownership debt	1,716	1,666
Long-term debt	2,465	2,107
Deferred income taxes	1,122	1,065
Deferred income	186	182
Due to former Parent and subsidiaries	29	37
Other non-current liabilities	210	171
Total liabilities	7,336	6,791
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 215,159,866 shares in 2012 and 212,286,217 shares in 2011	2	2
Treasury stock, at cost – 74,602,746 shares in 2012 and 65,228,133 shares in 2011	(2,450)	(2,009)
Additional paid-in capital	3,814	3,818
Retained earnings	510	293
Accumulated other comprehensive income	144	128
Total stockholders’ equity	2,020	2,232
Noncontrolling interest	(1)	—
Total equity	2,019	2,232
Total liabilities and equity	$9,355	$9,023

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$319	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	133
Provision for loan losses	320	255
Deferred income taxes	40	63
Stock-based compensation	31	31
Excess tax benefits from stock-based compensation	(27)	(17)
Asset impairment	—	13
Loss on early extinguishment of debt	107	12
Non-cash interest	17	21
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	42	71
Vacation ownership contract receivables	(247)	(151)
Inventory	68	71
Prepaid expenses	19	(2)
Other current assets	(12)	17
Accounts payable, accrued expenses and other current liabilities	5	31
Due to former Parent and subsidiaries, net	(3)	(14)
Deferred income	(17)	(27)
Other, net	10	(8)
Net cash provided by operating activities	808	860
Investing Activities
Property and equipment additions	(123)	(153)
Net assets acquired, net of cash acquired	(204)	(27)
Development advances	(3)	(4)
Equity investments and loans	(45)	(11)
Proceeds from asset sales	—	26
Decrease in securitization restricted cash	10	13
Increase in escrow deposit restricted cash	(11)	—
Other, net	(1)	(3)
Net cash used in investing activities	(377)	(159)
Financing Activities
Proceeds from securitized borrowings	1,265	1,243
Principal payments on securitized borrowings	(1,204)	(1,163)
Proceeds from long-term debt	1,818	1,771
Principal payments on long-term debt	(1,793)	(1,778)
Proceeds from note issuances	941	245
Repurchase of notes	(757)	—
Repayment/repurchase of convertible notes	(45)	(262)
Proceeds from call options	33	155
Repurchase of warrants	—	(112)
Dividends to shareholders	(102)	(76)
Repurchase of common stock	(476)	(673)
Proceeds from stock option exercises	13	11
Excess tax benefits from stock-based compensation	27	17
Debt issuance costs	(15)	(21)
Net share settlement of incentive equity awards	(44)	(30)
Other, net	(1)	(1)
Net cash used in financing activities	(340)	(674)
Effect of changes in exchange rates on cash and cash equivalents	(1)	(8)
Net increase in cash and cash equivalents	90	19
Cash and cash equivalents, beginning of period	142	156
Cash and cash equivalents, end of period	$232	$175

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	320	—	(1)	319
Other comprehensive income	—	—	—	—	—	16	—	16
Exercise of stock options	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	31	—	—	—	31
Repurchase of common stock	(10)	—	(473)	—	—	—	—	(473)
Settlement of warrants	1	—	32	(32)	—	—	—	—
Change in excess tax benefit on equity awards	—	—	—	26	—	—	—	26
Dividends	—	—	—	—	(103)	—	—	(103)
Other	—	—	—	2	—	—	—	2
Balance as of September 30, 2012	140	$2	$(2,450)	$3,814	$510	$144	$(1)	$2,019

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2010	173	$2	$(1,107)	$3,892	$(25)	$155	$—	$2,917
Net income	—	—	—	—	361	—	—	361
Other comprehensive income	—	—	—	—	—	(22)	—	(22)
Exercise of stock options	—	—	—	10	—	—	—	10
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(30)	—	—	—	(30)
Change in deferred compensation	—	—	—	31	—	—	—	31
Repurchase of warrants	—	—	—	(112)	—	—	—	(112)
Repurchase of common stock	(22)	—	(677)	—	—	—	—	(677)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(76)	—	—	(76)
Other	—	—	—	—	—	—	—	—
Balance as of September 30, 2011	153	$2	$(1,784)	$3,808	$260	$133	$—	$2,419

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
Business Description
The Company operates in the following business segments:

•
Lodging—franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service and limited-service hotels.

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

Intangibles-Goodwill and Other. In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The Company will adopt the guidance on October 1, 2012, as required, and it believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income available to Wyndham stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Net income attributable to Wyndham shareholders	$159		$175		$320		$361
Basic weighted average shares outstanding	141		159		145		166
Stock options, SSARs and RSUs (a)	2		3	(c)	2		3	(c)
Warrants (b)	1		—		1		1
Diluted weighted average shares outstanding	144	(d)	162	(e)	148	(d)	170	(e)
Earnings per share:
Basic	$1.13		$1.10		$2.20		$2.17
Diluted	1.11		1.08		2.16		2.12

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

(c)	Excludes 3 million stock options and stock-settled stock appreciation rights ("SSARs") for both the three and nine months ended September 30, 2011, as it would have been anti-dilutive to EPS.

(d)	Excludes 607,000 performance vested restricted stock units ("PSUs"), as the Company has not met the required performance metrics.

(e)	Excludes 350,000 PSUs, as the Company has not met the required performance metrics.
Dividend Payments
During each of the quarterly periods ended March 31, June 30 and September 30, 2012, the Company paid cash dividends of $0.23 per share ($102 million in the aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2011, the Company paid cash dividends of $0.15 per share ($76 million in the aggregate).
Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares	Cost	Average Price
As of December 31, 2011	40.1	$1,197	$29.83
For the nine months ended September 30, 2012	10.0	473	47.35
As of September 30, 2012	50.1	$1,670	33.33
The Company had $658 million remaining availability in its program as of September 30, 2012. The total capacity of this program will increase by proceeds received from any future stock option exercises.

3.	Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statements of Income as expenses.

Shell Vacations, LLC. On September 13, 2012, the Company completed the acquisition of Shell Vacations, LLC and its subsidiaries ("Shell"), a U.S. vacation ownership club and property management business. Management believes this acquisition strengthens the Company's vacation ownership portfolio and enhances its fee-for-service business model. The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$180
Less: cash acquired	6
Net cash consideration	174
Fair value of assets acquired in excess of liabilities assumed	148
Excess purchase price over fair value of assets acquired and liabilities assumed	$26

The net cash consideration of $174 million is comprised of $96 million (net of cash acquired) for the equity of Shell and $78 million related to debt secured with VOI contract receivables repaid at closing. In addition, the Company assumed $79 million of debt. Acquisition-related costs in the amount of $1 million are included in general and administrative expenses in the accompanying Consolidated Statements of Income for three and nine month periods ended September 30, 2012.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company's acquisition of Shell and is subject to revision upon receipt of final information:

Amount
Vacation ownership contracts receivables	$128
Inventory	41
Customer relationships (a)	35
Trademarks (b)	4
Management contracts (c)	20
Goodwill	26
Property and equipment	22
Other current and non-current assets	35
Total assets acquired	311
Other current liabilities	43
Assumed debt	79
Other non-current liabilities	9
Total liabilities assumed	131
Net assets acquired	$180

(a)	Represents customer relationships with a weighted average life of 15 years; included within Franchise agreements and other intangibles, net on the Consolidated Balance Sheet.
(b)     Represents trademarks with a weighted average life of 15 years.

(c)	Represents management contracts with a weighted average life of 15 years; included within Franchise agreements and other intangibles, net on the Consolidated Balance Sheet.

The goodwill, all of which is expected to be deductible for tax purposes, was assigned to the Company's Vacation Ownership segment. This acquisition was not material to the Company's results of operations, financial position or cash flows.

Smoky Mountain Property Management Group. On August 1, 2012, the Company completed the acquisition of Smoky Mountain Property Management Group ("Smoky Mountain"), a U.S. vacation rental business, for $30 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of $24 million of goodwill and $15 million of definite-lived intangible assets with a weighted average life of 12 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. This acquisition is consistent with the Company's strategy to grow its fee-for-service U.S. rentals business. This acquisition was not material to the Company's results of operations, financial position or cash flows.

Equity Investment. During 2012, the Company invested $41 million in cash and recorded $9 million of contingent consideration related to a joint venture that owns a Wyndham branded hotel. This investment was not material to the Company's results of operations, financial position or cash flows.

4.	Intangible Assets
Intangible assets consisted of:

	As of September 30, 2012			As of December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized Intangible Assets:
Goodwill	$1,537			$1,479
Trademarks	$737			$730
Amortized Intangible Assets:
Franchise agreements	$595	$337	$258	$595	$324	$271
Other	252	59	193	180	50	130
	$847	$396	$451	$775	$374	$401

The changes in the carrying amount of goodwill are as follows:

		Goodwill
	Balance at	Acquired	Foreign	Balance at
	December 31, 2011	During 2012 (*)	Exchange	September 30, 2012
Lodging	$300	$—	$—	$300
Vacation Exchange and Rentals	1,179	24	8	1,211
Vacation Ownership	—	26	—	26
Total Company	$1,479	$50	$8	$1,537

(*) Relates to acquisitions completed during the third quarter of 2012 (see Note 3 - Acquisitions).

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Franchise agreements	$4	$5	$13	$15
Other	3	3	9	9
Total (*)	$7	$8	$22	$24

(*) Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of September 30, 2012, the Company expects related amortization expense as follows:

Amount
Remainder of 2012	$8
2013	33
2014	32
2015	32
2016	31
2017	30

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30, 2012		December 31, 2011
Current vacation ownership contract receivables:
Securitized	$248		$262
Non-securitized	123	(a)	76
	371		338
Less: Allowance for loan losses	51		41
Current vacation ownership contract receivables, net	$320		$297
Long-term vacation ownership contract receivables:
Securitized	$2,128		$2,223
Non-securitized	897	(a)	681
	3,025		2,904
Less: Allowance for loan losses	435		353
Long-term vacation ownership contract receivables, net	$2,590		$2,551

(a) Includes $26 million and $100 million of current and long-term vacation ownership contract receivables, respectively, related to Shell.
During the three and nine months ended September 30, 2012, the Company’s securitized vacation ownership contract receivables generated interest income of $76 million and $229 million, respectively. During the three and nine months ended September 30, 2011, such amounts were $79 million and $244 million, respectively.
Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the nine months ended September 30, 2012 and 2011, the Company originated vacation ownership contract receivables of $822 million and $730 million, respectively, and received principal collections of $575 million and $579 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.4% and 13.3% at September 30, 2012 and December 31, 2011, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	320
Contract receivables write-offs, net	(228)
Allowance for loan losses as of September 30, 2012	$486

Amount
Allowance for loan losses as of December 31, 2010	$362
Provision for loan losses	255
Contract receivables write-offs, net	(232)
Allowance for loan losses as of September 30, 2011	$385
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $124 million and $320 million as a reduction of net revenues during the three and nine months ended September 30, 2012, respectively, and $96 million and $255 million during the three and nine months ended September 30, 2011, respectively.

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
The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,459	$1,068	$290	$90	$311	$3,218
31 - 60 days	13	24	24	3	5	69
61 - 90 days	8	12	15	1	2	38
91 - 120 days	14	32	21	2	2	71
Total	$1,494	$1,136	$350	$96	$320	$3,396

	As of December 31, 2011
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,424	$985	$320	$77	$290	$3,096
31 - 60 days	15	23	24	3	3	68
61 - 90 days	8	14	15	1	2	40
91 - 120 days	8	11	17	1	1	38
Total	$1,455	$1,033	$376	$82	$296	$3,242

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

6.   Inventory
Inventory consisted of:

	September 30, 2012		December 31, 2011
Land held for VOI development	$137		$136
VOI construction in process	171		149
Completed inventory and vacation credits (a)(b)	789		825
Total inventory	1,097	(c)	1,110
Less: Current portion	372		351
Non-current inventory	$725		$759

(a)
Includes estimated recoveries of $198 million and $164 million as of September 30, 2012 and December 31, 2011, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $70 million and $73 million as of September 30, 2012 and December 31, 2011, respectively, related to the Company’s vacation exchange and rentals business.

(c)	Includes $41 million related to Shell.
Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2012		December 31, 2011
Securitized vacation ownership debt: (a)
Term notes	$1,702		$1,625
Bank conduit facility	220		237
Total securitized vacation ownership debt	1,922		1,862
Less: Current portion of securitized vacation ownership debt	206		196
Long-term securitized vacation ownership debt	$1,716		$1,666
Long-term debt: (b)
Revolving credit facility (due July 2016)	$270		$218
$230 million 3.50% convertible notes (due May 2012)	—		36
$43 million 9.875% senior unsecured notes (due May 2014)	42		243	(d)
$357 million 6.00% senior unsecured notes (due December 2016)	361	(c)	811	(e)
$300 million 2.95% senior unsecured notes (due March 2017)	298		—
$250 million 5.75% senior unsecured notes (due February 2018)	248		247
$250 million 7.375% senior unsecured notes (due March 2020)	248		247
$250 million 5.625% senior unsecured notes (due March 2021)	246		245
$650 million 4.25% senior unsecured notes (due March 2022)	644		—
Vacation rentals capital leases	104		102
Other	68	(f)	4
Total long-term debt	2,529		2,153
Less: Current portion of long-term debt	64		46
Long-term debt	$2,465		$2,107

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,517 million and $2,638 million of underlying gross vacation ownership contract receivables and related assets as of September 30, 2012 and December 31, 2011, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $18 million as of September 30, 2012.

(c)	Includes $5 million of unamortized gains from the settlement of a derivative.

(d)	Aggregate principal balance as of December 31, 2011 was $250 million.

(e)	Aggregate principal balance as of December 31, 2011 was $800 million.

(f)	Includes $65 million related to Shell, of which $53 million is current.
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
Sierra Timeshare 2012-1 Receivables Funding, LLC. During March 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-1 Receivables Funding LLC, in the initial principal amount of $450 million at an advance rate of 87.5%. These borrowings bear interest at a weighted average coupon rate of 3.01% and are secured by vacation ownership contract receivables. As of September 30, 2012, the Company had $328 million of outstanding borrowings under these term notes.
Sierra Timeshare 2012-2 Receivables Funding, LLC. During July 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-2 Receivables Funding LLC, with an initial principal amount of $300 million at an advance rate of 90%. These borrowings bear interest at a weighted average coupon rate of 2.66% and are secured by vacation ownership contract receivables. As of September 30, 2012, the Company had $271 million of outstanding borrowings under these term notes.
Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2012, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2014. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $650 million.
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
Concurrent with the issuance of its convertible notes, the Company entered into warrant transactions (“Warrants”) with certain counterparties. The Warrants were separate contracts entered into by the Company and were not part of its convertible notes. During the third quarter, the Company net share settled all of the outstanding warrants by issuing 613,000 shares of its common stock. As of September 30, 2012, there were no warrants outstanding.
Early Extinguishment of Debt
During the first quarter of 2012, the Company repurchased a portion of its 9.875% senior unsecured notes and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred a loss of $2 million and $108 million during the three and nine months ended September 30, 2012, respectively, which is included within early extinguishment of debt on the Consolidated Statements of Income.
During each of the first two quarters of 2011, the Company repurchased a portion of its convertible notes and settled a portion of the related call options. In connection with these transactions, the Company incurred a loss of $12 million during the nine months ended September 30, 2011, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2012 matures as follows:

	Securitized Vacation Ownership Debt	Other	Total
Within 1 year	$206	$64	$270
Between 1 and 2 years	244	65	309
Between 2 and 3 years	378	11	389
Between 3 and 4 years	204	281	485
Between 4 and 5 years	198	670	868
Thereafter	692	1,438	2,130
	$1,922	$2,529	$4,451

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.
As of September 30, 2012, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,000
Less: Outstanding Borrowings	220	270
Available Capacity	$430	$730	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)
The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of September 30, 2012, the available capacity of $730 million was further reduced to $720 million due to the issuance of $10 million of letters of credit.

Interest Expense
The Company incurred non-securitized interest expense of $32 million and $98 million during the three and nine months ended September 30, 2012, respectively. Such amounts consisted primarily of $33 million and $102 million of interest on long-term debt, partially offset by $1 million and $4 million of capitalized interest during the three and nine months ended September 30, 2012, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $104 million during the nine months ended September 30, 2012.
The Company incurred non-securitized interest expense of $34 million and $103 million during the three and nine months ended September 30, 2011, respectively. Such amounts consisted primarily of $37 million and $112 million of interest on long-term debt, partially offset by $3 million and $9 million of capitalized interest during the three and nine months ended September 30, 2011, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $95 million during the nine months ended September 30, 2011.
Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and nine months ended September 30, 2012 was $23 million and $69 million, respectively, and $21 million and $67 million during the three and nine months ended September 30, 2011, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to interest on the Company's securitized vacation ownership debt was $56 million and $57 million during the nine months ended September 30, 2012 and 2011, respectively.

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
The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2012	December 31, 2011
Securitized contract receivables, gross (a)	$2,376	$2,485
Securitized restricted cash (b)	122	132
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	—	1
Total SPE assets (e)	2,517	2,638
Securitized term notes (f)	1,702	1,625
Securitized conduit facilities (f)	220	237
Other liabilities (g)	6	11
Total SPE liabilities	1,928	1,873
SPE assets in excess of SPE liabilities	$589	$765

(a)
Included in current ($248 million and $262 million as of September 30, 2012 and December 31, 2011, respectively) and non-current ($2,128 million and $2,223 million as of September 30, 2012 and December 31, 2011, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($65 million and $71 million as of September 30, 2012 and December 31, 2011, respectively) and other non-current assets ($57 million and $61 million as of September 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $28 million and $26 million as of September 30, 2012 and December 31, 2011, respectively, related to securitized debt.

(f)
Included in current ($206 million and $196 million as of September 30, 2012 and December 31, 2011, respectively) and long-term ($1,716 million and $1,666 million as of September 30, 2012 and December 31, 2011, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million as of both September 30, 2012 and December 31, 2011) and other non-current liabilities ($4 million and $9 million as of September 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,020 million and $757 million as of September 30, 2012 and December 31, 2011, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30, 2012	December 31, 2011
SPE assets in excess of SPE liabilities	$589	$765
Non-securitized contract receivables	1,020	757
Less: Allowance for loan losses	486	394
Total, net	$1,123	$1,128

Restricted Cash
In addition to restricted cash related to securitizations, the Company also had $64 million and $53 million of restricted cash related to escrow deposits as of September 30, 2012 and December 31, 2011, respectively, which was recorded within other current assets on the Consolidated Balance Sheets.

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
The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	September 30, 2012			December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Call Options	$—	$—	$—	$24	$—	$24
Interest rate contracts	3	3	—	4	4	—
Foreign exchange contracts	1	1	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$10	$4	$6	$35	$5	$30
Liabilities
Derivatives:
Bifurcated Conversion Feature (c)	$—	$—	$—	$24	$—	$24
Interest rate contracts (d)	4	4	—	10	10	—
Foreign exchange contracts (d)	2	2	—	3	3	—
Total liabilities	$6	$6	$—	$37	$13	$24

(a)
Included in other current assets ($2 million and $25 million as of September 30, 2012 and December 31, 2011, respectively) and other non-current assets ($2 million and $4 million as of September 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.

(c)	Included in current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2011; carrying value is equal to estimated fair value.

(d)
Included in accrued expenses and other current liabilities ($2 million and $4 million as of September 30, 2012 and December 31, 2011, respectively) and other non-current liabilities ($4 million and $9 million as of September 30, 2012 and December 31, 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

The Company’s derivative instruments primarily consist of pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 10 – Derivative Instruments and Hedging Activities for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.
The following tables present additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized significant unobservable Level 3 inputs to determine fair value as of September 30, 2012 and September 30, 2011:

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For-Sale
Balance as of December 31, 2011	$24	$(24)	$6
Change in fair value	9	(9)	—
Repayment of debt/settlement of call options	(33)	33	—
Balance as of September 30, 2012	$—	$—	$6

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For-Sale
Balance as of December 31, 2010	$162	$(162)	$6
Convertible notes activity (*)	(156)	156	—
Change in fair value	10	(10)	—
Balance as of September 30, 2011	$16	$(16)	$6

(*)	Represents the change in value resulting from the Company’s repurchase of a portion of its convertible notes and the settlement of a corresponding portion of the call options.
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

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,910	$3,389	$2,848	$3,232
Debt
Total debt (*)	4,451	4,677	4,015	4,205

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
The following table summarizes information regarding the gain/(loss) amounts recognized in AOCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Designated hedging instruments
Interest rate contracts	$1	$1	$5	$5
Foreign exchange contracts	(1)	—	(1)	—

The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Non-designated hedging instruments
Foreign exchange contracts (a)	$(2)		$(6)		$1		$(13)
Interest rate contracts	(1)	(b)	1	(c)	(1)	(b)	7	(c)
Call Options	—		(5)		9		10
Bifurcated Conversion Feature	—		5		(9)		(10)
Total	$(3)		$(5)		$—		$(6)

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included within consumer financing interest expense on the Consolidated Statements of Income.

(c)	Included within interest expense and consumer financing interest expense on the Consolidated Statements of Income.
The following table summarizes information regarding the fair value of the Company's derivative instruments:

		As of	As of
	Balance Sheet Location	September 30, 2012	December 31, 2011
Designated hedging instruments
Liabilities
Interest rate contracts	Other non-current liabilities	$4	$9
Foreign exchange contracts	Accrued expenses and other current liabilities	1	1
Total		$5	$10
Non-designated hedging instruments
Assets
Interest rate contracts	Other non-current assets	$3	$4
Foreign exchange contracts	Other current assets	1	1
Call Options	Other current assets	—	24
Total		$4	$29
Liabilities
Interest rate contracts	Other non-current liabilities	$—	$1
Foreign exchange contracts	Accrued expenses and other current liabilities	1	2
Bifurcated Conversion Feature	Current portion of long-term debt	—	24
Total		$1	$27

11.	Income Taxes
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2004.
The Company’s effective tax rate increased from 35.4% during the three months ended September 30, 2011 to 37.9% during the three months ended September 30, 2012 primarily due to the absence of a benefit resulting from the release of a tax valuation allowance during 2011.
The Company's effective tax rate declined from 38.1% during the nine months ended September 30, 2011 to 37.0% during the nine months ended September 30, 2012 primarily due to the tax benefit derived from the loss on the early extinguishment of debt during 2012 and the absence of the tax expense resulting from the refund of value added taxes during 2011, partially offset by the absence of a benefit resulting from the release of a tax valuation allowance during 2011.

The Company made cash income tax payments, net of refunds, of $105 million and $89 million during the nine months ended September 30, 2012 and 2011, respectively.

12.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.
Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts; negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties or in relation to guest reservations and bookings; for its vacation exchange and rentals business—breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements; negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners' associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts; construction defect claims relating to vacation ownership units or resorts; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy; employment matters which may include claims of retaliation discrimination, harassment and wage and hour claims; claims of infringement upon third parties' intellectual property rights, claims relating to information security, privacy, consumer protection, tax claims and environmental claims.

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels.  The Company disputes the allegations in the lawsuit and is defending this lawsuit vigorously.  The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company's results of operations, financial position or cash flows.
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
The Company believes that it has adequately accrued for such matters with reserves of $36 million and $35 million as of September 30, 2012 and December 31, 2011, respectively. Such reserve is exclusive of matters relating to the Company’s separation from Cendant, its former Parent (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available.
Other Guarantees/Indemnifications
From time to time, in order to secure a hotel management agreement, the Company may provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture a portion or all of the shortfall payments and any waived fees in the event that future profitability exceeds targets. As of September 30, 2012, the maximum potential amount of future payments to be made under these guarantees is $20 million. As of September 30, 2012, the Company maintained a liability in connection with these guarantees of $2 million on its Consolidated Balance Sheet.

Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

13.  Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$153	$141
Unrealized losses on cash flow hedges	(6)	(10)
Defined benefit pension plans	(3)	(3)
Total AOCI (*)	$144	$128

(*)    Includes $32 million and $40 million of tax benefit as of September 30, 2012 and December 31, 2011, respectively.
Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2012, 16.5 million shares remained available.
Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2012 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2011	5.0		$18.02	2.2		$21.28
Granted	1.1	(b)	44.57	0.1	(b)	44.57
Vested/exercised	(2.8)		13.09	(0.3)		27.87
Canceled	(0.1)		23.11	—		—
Balance as of September 30, 2012 (a)	3.2	(c)	31.93	2.0	(d)	21.53

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $84 million as of September 30, 2012 which is expected to be recognized over a weighted average period of 2.8 years.

(b)	Primarily represents awards granted by the Company on March 1, 2012.

(c)	Approximately 3.1 million RSUs outstanding as of September 30, 2012 are expected to vest over time.

(d)
Approximately 1.7 million of the 2 million SSARs are exercisable as of September 30, 2012. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2012 had an intrinsic value of $62 million and have a weighted average remaining contractual life of 2.0 years.

On March 1, 2012, the Company approved grants of incentive equity awards totaling $51 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on March 1, 2012, the Company approved a grant of incentive equity awards totaling $12 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of September 30, 2012, there were approximately 607,000 PSUs outstanding with an aggregate unrecognized compensation expense of $15 million.

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
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $10 million and $31 million during the three and nine months ended both September 30, 2012 and 2011, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $4 million and $12 million during the three and nine months ended both September 30, 2012 and 2011, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the nine months ended September 30, 2012, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $26 million due to the vesting of RSUs and exercise of stock options. As of September 30, 2012, the Company’s APIC Pool balance was $56 million.
The Company paid $44 million and $30 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2012 and 2011, respectively. Such amount is included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended September 30,
	2012		2011
	Net Revenues	EBITDA	Net Revenues	EBITDA
Lodging	$249	$86	$222	$67
Vacation Exchange and Rentals	420	123	436	131
Vacation Ownership	608	154	559	149
Total Reportable Segments	1,277	363	1,217	347
Corporate and Other (*)	(12)	(30)	(5)	(18)
Total Company	$1,265	333	$1,212	329
Depreciation and amortization		45		43
Interest expense		32		34
Early extinguishment of debt		2		—
Interest income		(2)		(19)
Income before income taxes		$256		$271

(*)	Includes the elimination of transactions between segments.

	Nine Months Ended September 30,
	2012		2011
	Net Revenues	EBITDA	Net Revenues	EBITDA
Lodging	$667	$210	$561	$160
Vacation Exchange and Rentals	1,129	300	1,152	330
Vacation Ownership	1,679	407	1,550	376
Total Reportable Segments	3,475	917	3,263	866
Corporate and Other (*)	(35)	(76)	(10)	(57)
Total Company	$3,440	841	$3,253	809
Depreciation and amortization		136		133
Interest expense		98		103
Early extinguishment of debt		108		12
Interest income		(7)		(22)
Income before income taxes		$506		$583

(*)	Includes the elimination of transactions between segments.

16.  Restructuring
2010 Restructuring Plan
During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the nine months ended September 30, 2012, the Company reduced its liability with $3 million of cash payments. The remaining liability of $4 million as of September 30, 2012, all of which is facility-related, is expected to be paid in cash by the first quarter of 2020. From the commencement of the 2010 restructuring plan through September 30, 2012, the Company has incurred a total of $16 million of expenses in connection with such plan.
2008 Restructuring Plan
During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2012, the Company reduced its liability with $1 million of cash payments. The remaining liability of $2 million as of September 30, 2012, all of which is facility-related, is expected to be paid in cash by January 2014. From the commencement of the 2008 restructuring plan through September 30, 2012, the Company has incurred $124 million of expenses in connection with such plan.

The activity related to the restructuring liability is summarized by category as follows:

	Liability as of	Cash Payments	Liability as of
	December 31, 2011		September 30, 2012
Personnel-related	$1	$1	$—
Facility-related	9	3	6
	$10	$4	$6

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $43 million and $49 million as of September 30, 2012 and December 31, 2011, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.
As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2012, the letter of credit was $70 million.
As of September 30, 2012, the $43 million of Separation related liabilities is comprised of $37 million for tax liabilities, $2 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $12 million is recorded in current due to former Parent and subsidiaries and $29 million is recorded in long-term due to former Parent and subsidiaries as of September 30, 2012 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of September 30, 2012 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of both September 30, 2012 and December 31, 2011, the Company had $3 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheets.

18.	Subsequent Event
Commercial Paper Program
On October 2, 2012, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to an aggregate amount of $500 million. Amounts available under this program may be reborrowed. The Company’s revolving credit facility is available to repay the Notes, if necessary.

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

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following three segments:

•
Lodging—franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments of the lodging industry and provides hotel management services for full-service and limited-service hotels.

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

OPERATING STATISTICS
The following table presents our operating statistics for the three months ended September 30, 2012 and 2011. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2012	2011	% Change
Lodging
Number of rooms (a)	618,100	611,200	1.1
RevPAR (b)	$40.39	$39.49	2.3
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,672	3,744	(1.9)
Exchange revenue per member (d)	$171.14	$172.38	(0.7)
Vacation rental transactions (in 000s) (e) (f)	390	370	5.4
Average net price per vacation rental (f) (g)	$635.44	$701.81	(9.5)
Vacation Ownership (h)
Gross VOI sales (in 000s) (i) (j)	$502,000	$455,000	10.3
Tours (k)	207,000	197,000	5.1
Volume Per Guest (“VPG”) (l)	$2,315	$2,197	5.4

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

(d)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.  Excluding the impact of foreign exchange movements, exchange revenue per member was up 1.4%.

(e)
Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded for each standard one-week rental.

(f)
Includes the impact from the acquisition of Smoky Mountain Property Management Group ("Smoky Mountain") (August 2012) and two tuck-in acquisitions (third quarter 2011) from the acquisition date forward. Therefore, such operating statistics for 2012 are not presented on a comparable basis to the 2011 operating statistics.

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental was down 2.8%.

(h)
Includes the impact of the acquisition of Shell Vacations, LLC ("Shell") (September 2012) from the acquisition date forward. Therefore, the operating statistics are not presented on a comparable basis to the 2011 operating statistics.

(i)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) 1.0, before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(j)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended September 30 (in millions):

	2012	2011
Gross VOI sales (1)	$502	$455
Less: WAAM 1.0 sales (2)	5	38
Gross VOI sales, net of WAAM 1.0 sales	497	417
Less: Loan loss provision	124	96
Vacation ownership interest sales (3)	$373	$320

(1)
For the three months ended September 30, 2012, includes $57 million of gross VOI sales under our WAAM 2.0 sales model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser.  This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.  We implemented this sales model during the second quarter of 2012.

(2)
Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM 1.0 commission revenues amounted to $4 million and $23 million for the three months ended September 30, 2012 and 2011, respectively.

(3)	Amounts may not foot due to rounding.

(k)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(l)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $22 million and $21 million during the three months ended September 30, 2012 and 2011, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011
Our consolidated results are as follows:

	Three Months Ended September 30,
	2012	2011	Favorable/(Unfavorable)
Net revenues	$1,265	$1,212	$53
Expenses	977	928	(49)
Operating income	288	284	4
Other income, net	—	(2)	(2)
Interest expense	32	34	2
Early extinguishment of debt	2	—	(2)
Interest income	(2)	(19)	(17)
Income before income taxes	256	271	(15)
Provision for income taxes	97	96	(1)
Net income attributable to Wyndham shareholders	$159	$175	$(16)

Net revenues increased $53 million (4.4%) for the three months ended September 30, 2012 compared with the same period last year primarily resulting from:

•	a $43 million increase at our vacation ownership business primarily resulting from higher net VOI sales;

•
a $22 million increase (excluding intersegment revenues) at our lodging business primarily from higher royalty, marketing and reservation and Wyndham Rewards revenues resulting from stronger RevPar, and incremental revenues from the Wyndham Grand hotel in Orlando, which opened in the fourth quarter of 2011; and

•	$13 million of incremental revenues from acquisitions.

Such revenue increases were partially offset by a $22 million reduction of revenues at our vacation exchange and rentals business resulting from unfavorable foreign currency translation.

Expenses increased $49 million (5.3%) for the three months ended September 30, 2012 compared with the same period last year principally reflecting:

•	$41 million of higher expenses from operations primarily related to the revenue increases;

•	$12 million of incremental expenses from acquisitions; and

•
a $9 million unfavorable impact primarily resulting from the absence of a net benefit realized during the three months ended September 30, 2011 related to the resolution of and adjustment to certain contingent liabilities and assets.

Such expense increases were partially offset by $13 million of lower expenses resulting from foreign currency.
Interest expense decreased $2 million during the three months ended September 30, 2012 compared with the same period last year primarily due to lower interest costs on long-term debt resulting from our debt refinancing during the first quarter of 2012.
Interest income decreased $17 million during the three months ended September 30, 2012 compared with the same period last year primarily due to the absence of $16 million of interest received during the third quarter of 2011 related to a refund of value added taxes.
Our effective tax rate increased from 35.4% during the third quarter of 2011 to 37.9% during the third quarter of 2012 primarily due to the absence of a benefit resulting from the release of a tax valuation allowance during 2011.
As a result of these items, net income attributable to Wyndham shareholders decreased $16 million (9.1%) as compared to the third quarter 2011.

During 2012, we expect:

•	net revenues of approximately $4.5 billion to $4.6 billion;

•	depreciation and amortization of approximately $185 million to $190 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $120 million to $125 million.
Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2012 compared to September 30, 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012		2011		% Change
Lodging	$249	$222	12.2	$86		$67		28.4
Vacation Exchange and Rentals	420	436	(3.7)	123		131	(e)	(6.1)
Vacation Ownership	608	559	8.8	154	(b)	149		3.4
Total Reportable Segments	1,277	1,217	4.9	363		347		4.6
Corporate and Other (a)	(12)	(5)	*	(30)	(c)	(18)	(c)	*
Total Company	$1,265	$1,212	4.4	333		329		1.2
Less: Depreciation and amortization				45		43
Interest expense				32		34
Early extinguishment of debt				2	(d)	—
Interest income				(2)		(19)	(f)
Income before income taxes				$256		$271

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes $1 million of costs incurred in connection with our acquisition of Shell during September 2012.

(c)
Includes (i) $1 million of a net expense and $8 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant during the three months ended September 30, 2012 and 2011, respectively, and (ii) $29 million and $26 million of corporate costs during the three months ended September 30, 2012 and 2011, respectively.

(d)	Represents costs incurred for the early repurchase of a portion of our 9.875% senior unsecured notes and 6.00% senior unsecured notes.

(e)	Includes a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(f)	Includes $16 million of interest income related to a refund of value added taxes.

Lodging

Net revenues increased by $27 million (12.2%) and EBITDA increased $19 million (28.4%) during the third quarter of 2012 compared to the same period last year.

Net revenues reflects a $3 million increase in royalty, marketing and reservation and Wyndham Rewards fees primarily due to a 5.2% increase in domestic RevPAR resulting equally from stronger occupancy and average daily rates. Net revenues and EBITDA were also favorably impacted by $7 million and $4 million, respectively, as a result of the Wyndham Grand Orlando Bonnet Creek owned hotel which opened in the fourth quarter of 2011. Other franchise fees and ancillary revenues contributed an additional $6 million and $2 million to net revenues and EBITDA, respectively.

Net revenues and EBITDA were also favorably impacted by a $5 million increase in intersegment revenues related to a higher licensing fee charged to the vacation ownership business for the use of the Wyndham trade name.

In addition, net revenues reflects (i) a $4 million increase in reimbursable revenues in our hotel management business and (ii) a $2 million increase due to a change in classification to revenues from operating expenses, which were primarily related to third-party reservation fees; both had no impact on EBITDA.

EBITDA was also favorably impacted by $5 million of lower expenses primarily related to bad debt, legal and information technology costs.

As of September 30, 2012, we had approximately 7,260 properties and 618,100 rooms in our system.

Additionally, our hotel development pipeline included approximately 950 hotels and 108,300 rooms, of which 47% were international and 55% were new construction as of September 30, 2012.

We expect net revenues of approximately $835 million to $875 million (expecting to be at the high end of the range) during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	RevPAR to be up 5% to 8% (expecting to be at the low end of the range); and

•	number of rooms to increase 1% to 3%.
Vacation Exchange and Rentals

Net revenues and EBITDA decreased $16 million (3.7%) and $8 million (6.1%), respectively, during the third quarter of 2012 compared with the third quarter of 2011. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $22 million and $8 million, respectively. EBITDA reflects the absence of a $4 million loss recorded during the third quarter of 2011 related to the write-off of foreign exchange translation adjustments resulting from a liquidation of a foreign entity. Acquisitions contributed $7 million of incremental net revenues (inclusive of $2 million of ancillary revenues) and $1 million of incremental EBITDA during the quarter.

Net revenues generated from rental transactions and related services decreased $12 million. Excluding the impact of $5 million of incremental vacation rental revenues from acquisitions and the unfavorable impact of foreign exchange movements of $18 million, net revenues generated from rental transactions and related services increased $1 million. Such increase was the result of a 3.1% increase in rental transaction volume partially offset by a 2.3% decrease in average net price per vacation rental. The increase in rental transaction volume reflected growth at our Novasol business, which we believe was driven by market expansion and the strength in the German economy, as well as our Hoseasons Group business. The decrease in average net price per vacation rental resulted from lower yield primarily due to higher bookings in lower priced markets.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $4 million. Excluding an unfavorable impact of $3 million from foreign exchange movements, exchange and related service revenues declined $1 million as a 1.9% decline in the average number of members driven by the non-renewal of an affiliation agreement at the beginning of 2012 was partially offset by a 1.4% increase in exchange revenue per member primarily resulting from revenues derived from new affiliate club servicing programs and an increase in exchange fees.

EBITDA further reflects the unfavorable impact of $5 million from foreign exchange transactions and foreign exchange hedging contracts.

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
Vacation Ownership

Net revenues and EBITDA increased $49 million (8.8%) and $5 million (3.4%), respectively, during the third quarter of 2012 compared with the third quarter of 2011.

Gross sales of VOIs, net of WAAM 1.0, sales increased $81 million (19.4%) of which $57 million is related to WAAM 2.0 sales. Such increase is principally due to a 5.4% increase in VPG and a 5.1% increase in tour flow. WAAM 2.0, which was implemented during the second quarter of 2012 enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. The increase in VPG is attributable to higher pricing due to better yield management and improved close rates resulting from our credit pre-screening program, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses increased $28 million primarily as a result of the increase in gross VOI sales and higher default rate trends as compared to historical trends.

Net revenues and EBITDA generated by WAAM 1.0 decreased $20 million and $5 million, respectively, due to a shift in sales mix to WAAM 2.0 sales.

Property management revenues and EBITDA increased $12 million and $2 million, respectively. Such increase in revenues is primarily due to higher reimbursable revenues resulting from growth in the number of units under management, which had no impact on EBITDA. In addition, revenues were favorably impacted by higher management fees which contributed to the increase in EBITDA.

Net revenues from consumer financing increased $1 million and EBITDA was flat compared to the same period in the prior year due to higher weighted average interest rates earned on contract receivables, partially offset by a lower average portfolio balance of such receivables. EBITDA further reflects higher consumer financing interest expense resulting from $165 million of increased average borrowings on our securitized debt facilities due to higher advance rates, partially offset by a reduction in our weighted average interest rate on our securitized debt to 4.7% from 5.1%. As a result, net interest income margin decreased during the third quarter of 2012 to 78% from 80% during the third quarter of 2011.

In addition to the items discussed above, EBITDA was unfavorably impacted by higher expenses primarily resulting from:

•	$20 million of increased sales commission and administration costs due to higher VOI sales;

•	$18 million of higher marketing expenses due to increased tours for new owner generation and a higher intersegment charge from the lodging business for use of the Wyndham trade name; and

•	an $10 million increase in cost of VOI sales due to the increase in VOI sales.

During the third quarter of 2012, we completed the acquisition of Shell. This acquisition contributed $6 million of net revenues and less than $1 million of EBITDA, excluding acquisition related costs. Such amounts are included in the results discussed above.

We expect net revenues of approximately $2.15 billion to $2.23 billion (expecting to be at the high end of the range) during 2012. In addition, as compared to 2011, we expect our operating statistics during 2012 to perform as follows:

•	gross VOI sales to be $1.65 billion to $1.75 billion (including approximately $110 million to $130 million in WAAM related sales);

•	tours to increase 1% to 4% (expecting to be at the high end of the range); and

•	VPG to increase 2% to 5% (expecting to be at the high end of the range).

Corporate and Other

Corporate and Other revenues decreased $7 million for the three months ended September 30, 2012 compared to the same period last year resulting from the elimination of intersegment revenues primarily due to an increase in the license fee charged between the Lodging and Vacation Ownership segments for use of the Wyndham trade name.

Corporate EBITDA decreased $12 million for the three months ended September 30, 2012 compared to the same period last year. Corporate EBITDA includes a $1 million net expense and an $8 million net benefit during the three months ended September 30, 2012 and 2011, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets. Excluding the impact of these items, corporate EBITDA decreased $3 million primarily due to higher information technology security costs and employee-related expenses.

We expect corporate expenses of approximately $93 million to $100 million (expecting to be at the high end of the range) during 2012, which is consistent with 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2012	2011	Favorable/(Unfavorable)
Net revenues	$3,440	$3,253	$187
Expenses	2,744	2,586	(158)
Operating income	696	667	29
Other income, net	(9)	(9)	—
Interest expense	98	103	5
Early extinguishment of debt	108	12	(96)
Interest income	(7)	(22)	(15)
Income before income taxes	506	583	(77)
Provision for income taxes	187	222	35
Net loss attributable to noncontrolling interest	1	—	1
Net income attributable to Wyndham shareholders	$320	$361	$(41)

Net revenues increased $187 million (5.7%) for the nine months ended September 30, 2012 compared with the same period last year primarily resulting from:

•	a $123 million increase at our vacation ownership business primarily resulting from higher net VOI sales;

•
a $81 million increase (excluding intersegment revenues) at our lodging business primarily from (i) higher royalty, marketing and reservation and Wyndham Rewards revenues resulting from stronger RevPar, (ii) the impact of a change in the classification of fees to revenues from expenses and (iii) incremental revenues from the Wyndham Grand hotel in Orlando, which opened in the fourth quarter of 2011; and

•	$29 million of incremental revenues from acquisitions.

Such revenue increases were partially offset by a $45 million reduction of revenues at our vacation exchange and rentals business resulting from unfavorable foreign currency translation.

Expenses increased $158 million (6.1%) for the nine months ended September 30, 2012 compared with the same period last year principally reflecting:

•	$120 million of higher expenses from operations primarily related to the revenue increases;

•	$31 million resulting from the absence of a net benefit from a refund of value added taxes during the second quarter of 2011;

•	$24 million of incremental expenses from acquisitions;

•	$17 million of incremental expenses associated with a change in the classification of fees to revenues from expenses; and

•	a $13 million unfavorable impact from the resolution of and adjustment to certain contingent liabilities and assets.

Such expense increases were partially offset by $30 million of lower expenses resulting from foreign currency, the absence of a $13 million non-cash impairment charge in our lodging business and the absence of $6 million of restructuring costs incurred during 2011.
Interest expense, net decreased $5 million primarily due to the lower interest costs on long-term debt and the absence of interest related to value added taxes incurred during the second quarter of 2011.
Early extinguishment of debt costs increased $96 million primarily due to $108 million of costs incurred during 2012 resulting from our long-term debt refinancing during the first quarter compared to $12 million incurred during 2011 related to our early repayment of convertible notes.
Our effective tax rate declined from 38.1% during the nine months ended September 30, 2011 to 37.0% during the nine months ended September 30, 2012 primarily due to the tax benefit derived from the loss on the early extinguishment of debt incurred during 2012 and the absence of the tax expense resulting from the refund of value added taxes during 2011, partially offset by the absence of a benefit resulting from the release of a tax valuation allowance during 2011.
As a result of these items, net income attributable to Wyndham shareholders decreased $41 million (11.4%) as compared to 2011.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2012 compared to September 30, 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012		2011		% Change
Lodging	$667	$561	18.9	$210	(b)	$160	(g)	31.3
Vacation Exchange and Rentals	1,129	1,152	(2.0)	300	(c)	330	(h)	(9.1)
Vacation Ownership	1,679	1,550	8.3	407	(d)	376	(i)	8.2
Total Reportable Segments	3,475	3,263	6.5	917		866		5.9
Corporate and Other (a)	(35)	(10)	*	(76)	(e)	(57)	(e)	*
Total Company	$3,440	$3,253	5.7	841		809		4.0
Less: Depreciation and amortization				136		133
Interest expense				98		103	(j)
Early extinguishment of debt				108	(f)	12	(k)
Interest income				(7)		(22)	(l)
Income before income taxes				$506		$583

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(c)	Includes a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.

(d)	Includes $1 million of costs incurred in connection with our acquisition of Shell during September 2012.

(e)
Includes (i) $3 million and $16 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation during the nine months ended September 30, 2012 and 2011, respectively, and (ii) $79 million and $73 million of corporate costs during the nine months ended September 30, 2012 and 2011, respectively.

(f)	Represents costs incurred for the early repurchase of a portion of our 9.875% senior unsecured notes and 6.00% senior unsecured notes.

(g)	Includes a non-cash impairment charge of $13 million related to a write-down of an international joint venture.

(h)
Includes (i) a $31 million net benefit resulting from a refund of value added taxes, (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced by us during 2010 and (iii) a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(i)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced by us during 2008.

(j)	Includes $3 million of interest related to value added tax accruals.

(k)	Represents costs incurred for the early repurchase of a portion of our convertible notes.

(l)	Includes $16 million of interest income related to a refund of value added taxes.

Lodging

Net revenues increased by $106 million (18.9%) and EBITDA increased $50 million (31.3%) during the nine months ended September 30, 2012 compared to the same period last year. Excluding the impact of a $13 million non-cash impairment charge during the first quarter of 2011, EBITDA increased $37 million (21.4%) compared to the same period last year.

Net revenues reflects a $32 million increase in royalty, marketing and reservation and Wyndham Rewards fees primarily due to a 4.5% increase in RevPAR resulting from stronger occupancy. Net revenues and EBITDA were also favorably impacted by $22 million and $8 million, respectively, as a result of the opening of the new Wyndham Grand Orlando Bonnet Creek owned hotel. Other franchise fees and ancillary revenues contributed an additional $7 million and $1 million of net revenues and EBITDA, respectively.

Net revenues also includes (i) a $23 million increase resulting from a change in classification to revenues from operating expenses, which were primarily related to third-party reservation services and (ii) an $8 million increase reimbursable revenues in our hotel management business; both had no impact on EBITDA.

Net revenues and EBITDA were also favorably impacted by a $14 million increase in intersegment revenues related to a higher licensing fee charged to the vacation ownership business for the use of the Wyndham trade name.

In addition, EBITDA was also unfavorably impacted by $32 million of higher marketing, reservation and Wyndham Rewards expenses resulting primarily from higher revenues, partially offset by $14 million of lower expenses primarily related to bad debt, information technology and legal costs.

Vacation Exchange and Rentals

Net revenues and EBITDA decreased $23 million (2.0%) and $30 million (9.1%), respectively, during the nine months ended September 30, 2012 compared with the same period during 2011. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $45 million and $11 million, respectively. EBITDA reflects the absence of a $31 million net benefit resulting from a refund of value added taxes recorded during the second quarter of 2011, partially offset by the absence of $7 million of costs related to organizational realignment initiatives recorded during the second quarter of 2011, the absence of a $4 million loss recorded during the third quarter of 2011 related to the write-off of foreign exchange translation adjustments resulting from a liquidation of a foreign entity and a $2 million benefit related to the reversal of an allowance associated with a previously divested asset. Acquisitions contributed $23 million of incremental net revenues (inclusive of $8 million of ancillary revenues) and $5 million of incremental EBITDA for the nine months.

Net revenues generated from rental transactions and related services decreased $14 million. Excluding the impact of $15 million of incremental vacation rental revenues from acquisitions and the unfavorable impact of foreign exchange movements of $35 million, net revenues generated from rental transactions and related services increased $6 million primarily due to a 1.0% increase in rental transaction volume. Growth in rental transaction volume at our Novasol business, which we believe was driven by market expansion and the strength in the German economy, was partially offset by lower volume at our Hoseasons Group business, which we believe is a result of lower U.K. consumer spending resulting from economic uncertainty. Average net price per vacation rental remained flat as higher yield at our Landal GreenParks and Hoseasons Group businesses was offset by lower yield at our Novasol business as a result of higher bookings in lower priced markets.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $15 million. Excluding an unfavorable impact of $10 million from foreign exchange movements, exchange and related service revenues declined $5 million as the impact of a 2.1% decline in the average number of members driven by the non-renewal of an affiliation agreement at the beginning of 2012 was partially offset by a 1.2% increase in exchange revenue per member primarily resulting from an increase in exchange fees and revenues derived from new affiliate club servicing programs.

EBITDA further reflects (i) a favorable impact from value-added taxes of $4 million and (ii) a $4 million settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010. Such favorability was partially offset by (i) the unfavorable impact of $8 million from foreign exchange transactions and foreign exchange hedging contracts and (ii) $4 million of higher marketing costs.

Vacation Ownership

Net revenues and EBITDA increased $129 million (8.3%) and $31 million (8.2%), respectively, during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

Gross sales of VOIs, net of WAAM 1.0 sales increased $196 million (17.6%) of which $70 million is related to WAAM 2.0 sales. Such increase is principally due to a 6.9% increase in VPG and a 5.8% increase in tour flow. The increase in VPG is attributable to higher pricing due to better yield management and improved close rates resulting from our credit pre-screening program, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses increased $64 million primarily as a result of the increase in gross VOI sales and higher default rate trends as compared to the prior year.

Net revenues and EBITDA generated by WAAM 1.0 decreased by $18 million and $2 million, respectively, due to a shift in sales mix to WAAM 2.0 sales.

Property management revenues and EBITDA increased $12 million and $2 million, respectively. Such increase in revenues is primarily due to higher reimbursable revenues resulting from growth in the number of units under management, which had no impact on EBITDA. In addition, revenues were favorably impacted by higher management fees which contributed to the increase in EBITDA.

Net revenues from consumer financing increased by $1 million and EBITDA decreased $2 million compared to the same period in the prior year due to higher weighted average interest rates earned on contract receivables, partially offset by a lower average portfolio balance of such receivables. Net interest income margin decreased to 78% from 79% during the same period in 2011 due to $159 million of increased average borrowings on our securitized debt facilities due to higher advance rates, partially offset by (i) a reduction in our weighted average interest rate on our securitized debt to 4.9% from 5.5% and (ii) higher weighted average interest rates earned on our contract receivable portfolio.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$43 million of increased sales commission and administration costs due to higher VOI sales;

•	$43 million of increased marketing expenses due to increased tours for new owner generation and a higher intersegment charge from the lodging business for use of the Wyndham trade name; and

•	$20 million of increased general and administrative expenses.

Such expense increases were partially offset by a $5 million decrease in costs associated with maintenance fees on unsold inventory.

During the third quarter of 2012, we completed the acquisition of Shell. This acquisition contributed $6 million of net revenues and less than $1 million of EBITDA, excluding acquisition related costs. Such amounts are included in the results discussed above.

Corporate and Other

Corporate and Other revenues decreased $25 million for the nine months ended September 30, 2012 compared to the same period last year resulting from the elimination of intersegment revenues primarily due to an increase in the license fee charged between the Lodging and Vacation Ownership segments for use of the Wyndham trademark.

Corporate EBITDA decreased $19 million for the nine months ended September 30, 2012 compared to the same period last year. Corporate EBITDA includes $3 million and $16 million of a net benefit during the nine months ended September 30, 2012 and 2011, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant. Excluding the impact of these net benefits, corporate EBITDA decreased $6 million due primarily to higher employee-related costs.

RESTRUCTURING PLANS
2010 Restructuring Plan
During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During the nine months ended September 30, 2012, we reduced our liability with $3 million of cash payments. The remaining liability of $4 million as of September 30, 2012, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. We anticipate annual net savings from such initiative of $8 million.
2008 Restructuring Plan
During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During the nine months ended September 30, 2012, we reduced our liability with $1 million of cash payments. The remaining liability of $2 million as of September 30, 2012, all of which is facility-related, is expected to be paid in cash by January 2014.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2012	December 31, 2011	Change
Total assets	$9,355	$9,023	$332
Total liabilities	7,336	6,791	545
Total equity	2,019	2,232	(213)

Total assets increased $332 million from December 31, 2011 to September 30, 2012 primarily due to:

•	a $115 million increase in intangible assets as a result of the acquisitions of Shell and Smoky Mountain;

•	an increase of $90 million in cash and cash equivalents;

•	a $64 million increase in other non-current assets primarily due to an investment in a joint venture that owns a Wyndham branded hotel and the acquisition of Shell;

•
a $62 million increase in vacation ownership contract receivables, net primarily due to loan originations and the Shell acquisition, partially offset by principal collections and loan loss provisions; and

•
a $49 million increase in property and equipment primarily related to capital expenditures for information technology enhancements, construction of new bungalows at our Landal GreenParks business and the acquisition of Shell, partially offset by current year depreciation of property and equipment.

Such increases were partially offset by a $33 million decrease in trade receivables, net, primarily due to seasonality at our European vacation rentals businesses and our lodging business, partially offset by the acquisition of Shell.

Total liabilities increased $545 million from December 31, 2011 to September 30, 2012 primarily due to:

•
a $376 million net increase in other long-term debt primarily reflecting the issuance of $950 million of senior unsecured notes and $65 million of debt related to Shell, partially offset by the early repurchase of $650 million of senior unsecured notes;

•	a $60 million net increase in our securitized vacation ownership debt;

•	a $57 million increase in deferred income taxes primarily related to higher gross VOI sales and other comprehensive income;

•	a $39 million increase in other non-current liabilities primarily related to deferred rent related to tenant allowances and an increase in the value of a deferred employee compensation plan; and

•	a $34 million increase in accrued expenses and other current liabilities primarily as a result of the Shell acquisition.
Total stockholders' equity decreased $213 million from December 31, 2011 to September 30, 2012 primarily due to $473 million of share repurchases and $103 million of dividends. Such decreases were partially offset by $320 million of net income.
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
Our five-year revolving credit facility has a total capacity of $1.0 billion and available capacity of $720 million net of letters of credit as of September 30, 2012.
During August 2012, we renewed our securitized vacation ownership bank conduit facility. Such facility has a two year term and has a total capacity of $650 million and available capacity of $430 million as of September 30, 2012.
During October 2012, we entered into a commercial paper program under which we may issue unsecured commercial paper notes (the “Notes”) up to an aggregate of $500 million. Amounts available under this program may be reborrowed. Our revolving credit facility is available to repay the Notes, if necessary. We anticipate such program will result in savings to future interest costs.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW
During the nine months ended September 30, 2012 and 2011, we had a net change in cash and cash equivalents of $90 million and $19 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2012	2011	Change
Cash provided by/(used in)
Operating activities	$808	$860	$(52)
Investing activities	(377)	(159)	(218)
Financing activities	(340)	(674)	334
Effects of changes in exchange rates on cash and cash equivalents	(1)	(8)	7
Net change in cash and cash equivalents	$90	$19	$71
Operating Activities
During the nine months ended September 30, 2012, net cash provided by operating activities decreased $52 million compared to the nine months ended September 30, 2011, which reflects the absence of a $67 million refund for value added taxes and related interest during 2011.
Investing Activities
During the nine months ended September 30, 2012, net cash used in investing activities increased by $218 million as compared to the nine months ended September 30, 2011, which principally reflects:

•	$177 million of higher payments for acquisitions;

•	a $41 million investment in the joint venture that owns a Wyndham branded hotel; and

•	a $26 million reduction in cash received from asset sales primarily related to the absence of the sale of a preferred stock investment during 2011.

Such increases in cash outflows were offset by a $30 million decrease in capital expenditures.
Financing Activities
During the nine months ended September 30, 2012, net cash used in financing activities decreased $334 million as compared to the nine months ended September 30, 2011, which principally reflects:
•$696 million of higher proceeds from issuance of notes;
•$217 million of lower repayments/repurchases of convertible notes; and
•$197 million of lower share repurchases.

Such decreases in cash outflows were partially offset by $757 million for the repurchase of notes during the first quarter of 2012.

Long-term Debt
Senior Unsecured Notes. During the first quarter of 2012, we issued senior unsecured debt for net proceeds of $941 million. We utilized the proceeds from these debt issuances to repurchase a portion of our outstanding 9.875% senior unsecured notes and 6.00% senior unsecured notes, to repay borrowings under the revolving credit facility and for general corporate purposes. For further detailed information about such borrowings, see Note 7 – Long-Term Debt and Borrowing Arrangements.
Convertible Debt. During the second quarter of 2012, we repaid our convertible notes with a carrying value of $45 million ($12 million for the convertible notes and $33 million for a related bifurcated conversion feature). Concurrent with the repayment, we settled call options for proceeds of $33 million. As a result of these transactions, we made a net payment of $12 million.
Concurrent with the issuance of our convertible notes, we entered into warrant transactions (“Warrants”) with certain counterparties. The Warrants were separate contracts entered into by us and were not part of our convertible notes. During the third quarter, we net share settled all of the outstanding warrants by issuing 613,000 shares of our common stock. As of September 30, 2012 there were no warrants outstanding.

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
During the nine months ended September 30, 2012, we spent $204 million, net of cash acquired, on acquisitions of businesses of which $174 million was related to the Shell acquisition at our vacation ownership business and $30 million was related to the Smoky Mountain acquisition at our vacation exchange and rentals business.
In addition, we spent $123 million on capital expenditures, primarily on information technology enhancement projects and renovations of bungalows at our Landal GreenParks business. We also spent $45 million on equity investments and loans, primarily on an additional investment in the joint venture that owns a Wyndham branded hotel. During October 2012, we invested an additional $8 million to obtain control of such joint venture and hotel. We plan on investing additional funds in the future to convert the existing hotel into a mixed use timeshare and hotel resort property. During 2012, we anticipate spending approximately $195 million to $210 million on capital expenditures and development advances. Additionally, in an effort to support growth in the Wyndham Hotels and Resorts brand, we plan on investing in mezzanine financing and providing other financial support over the next several years.
In addition, we spent $49 million relating to vacation ownership development projects (inventory) during the nine months ended September 30, 2012. We anticipate spending on average approximately $150 million annually from 2011 through 2015 on vacation ownership development projects (approximately $110 million to $120 million during 2012), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $150 million annually from 2011 through 2015, we expect to have adequate inventory through at least the next 4 to 5 years.
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
Share Repurchase Program
We expect to generate annual net cash provided by operating activities less capital expenditures and development advances in the range of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since authorized four increases to the repurchase program, most recently on April 18, 2012 for $750 million, bringing the total authorization under our current program to $2.25 billion.
During the nine months ended September 30, 2012, we repurchased 10 million shares at an average price of $47.35 for a cost of $473 million and repurchase capacity increased $13 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises. From August 20, 2007 through September 30, 2012, we repurchased 50.1 million shares at an average price of $33.33 for a cost of $1.7 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises.
During the period October 1, 2012 through October 23, 2012, we repurchased an additional 915,000 shares at an average price of $53.83 for a cost of $49 million. We currently have $608 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividend Policy
During the nine months ended September 30, 2012, we paid quarterly dividends of $0.23 per share of common stock issued and outstanding on the record date for the applicable dividend. We set our dividend payout ratio at the beginning of 2012 to approximate 32% of the midpoint of our then estimated 2012 net income after certain adjustments.

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
Financial Obligations
Long-Term Debt Covenants
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2012, our consolidated interest coverage ratio was 7.7 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2012, our consolidated leverage ratio was 2.5 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.
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
As of September 30, 2012, we were in compliance with all of the financial covenants described above.
Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2012, all of our securitized loan pools were in compliance with applicable contractual triggers.

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
We believe that our bank conduit facility, with a term through August 2014 and capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.
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

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $312 million outstanding as of September 30, 2012. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.
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
As of September 30, 2012, we had $430 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.
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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/01/12- 9/30/13	10/01/13- 9/30/14	10/01/14- 9/30/15	10/01/15- 9/30/16	10/01/16- 9/30/17	Thereafter	Total
Securitized debt (a)	$206	$244	$378	$204	$198	$692	$1,922
Long-term debt	64	65	11	281	670	1,438	2,529
Interest on debt (b)	191	175	161	149	119	242	1,037
Operating leases	68	59	53	46	44	276	546
Other purchase commitments (c)	92	41	45	41	13	221	453
Separation liabilities (d)	12	27	3	1	—	—	43
Total (e)	$633	$611	$651	$722	$1,044	$2,869	$6,530

(a)	Represents debt that is securitized through 13 bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)
Primarily represents commitments for the development of vacation ownership properties. The $221 million balance due after September 30, 2017 includes approximately $100 million of vacation ownership development commitments which we may terminate at minimal cost.

(d)
Represents liabilities which we assumed and are responsible for pursuant to our separation (See Note 17 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(e)
Excludes $39 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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
We are subject to operating or other risks common to the hospitality industry.
Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs, including inflation, energy, labor costs (including minimum wage increases and unionization), workers' compensation and health-care related costs and insurance;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and products and vacation ownership services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

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
We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel branded under one of our Wyndham Hotel Group brands. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development activities. In connection with our debt obligations, hedging transactions, our securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•
our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions;

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

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels.  The Company disputes the allegations in the lawsuit and is defending this lawsuit vigorously.  The Company does not believe that the data breach incidents were or expect that the outcome of the FTC litigation will be material to the Company.
In connection with our business, we and our service providers collect and retain large volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. Such information includes but is not limited to large volumes of customer credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals in the U.S. and other jurisdictions in which we operate. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1-31, 2012	1,277,161	$50.81	1,277,161	$725,638,719
August 1-31, 2012	368,870	$51.32	368,870	$706,758,636
September 1 - 30, 2012 (*)	925,500	$53.16	925,500	$657,652,505
Total	2,571,531	$51.73	2,571,531	$657,652,505

(*)	Includes 173,800 shares purchased for which the trade date occurred during September 2012 while settlement occurred during October 2012.
We expect to generate annual net cash provided by operating activities less capital expenditures and development advances of approximately $600 million to $700 million in 2012. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since increased the program four times, most recently on April 18, 2012 for $750 million, bringing the total authorization under the program to $2.25 billion as of September 30, 2012.
During the period October 1, 2012 through October 23, 2012, we repurchased an additional 915,000 shares at an average price of $53.83. We currently have $608 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 24, 2012	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: October 24, 2012	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

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