Form 10-K
period 2012-12-31
WYNDHAM WORLDWIDE CORP
filed 2013-02-15
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012, was $7,498,980,511. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2013, the registrant had outstanding 136,634,696 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Forward Looking Statements

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates, and those disclosed as risks under “Risk Factors” in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.WyndhamWorldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC's public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an internet site at http://www.WyndhamWorldwide.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.	BUSINESS

OVERVIEW

As one of the world's largest hospitality companies, we offer individual consumers and business customers a broad array of hospitality services and products across various accommodation alternatives through our portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Our operations are grouped into three segments: lodging, vacation exchange and rentals and vacation ownership. With our 30 primary brands, which include Wyndham Hotels and Resorts, Tryp by Wyndham, Ramada, Days Inn, Super 8, Howard Johnson, Wyndham Rewards, Wingate by Wyndham, Microtel Inns & Suites, RCI, The Registry Collection, Landal GreenParks, Novasol, Hoseasons, cottages4you, James Villa Holidays, Wyndham Vacation Rentals, Wyndham Vacation Resorts, Shell Vacations Club and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets throughout the world.

Approximately 60% of our revenues come from fees that we receive in exchange for providing services which we refer to as our "fee-for-service" businesses. We receive fees: (i) in the form of royalties for use of our brand names; (ii) for providing property management services to hotels, rental properties and vacation ownership resorts; (iii) for providing vacation exchange and rentals services; and (iv) for providing services under our Wyndham Asset Affiliation Model ("WAAM") 1.0. The remainder of our revenue comes primarily from proceeds received from the sale of vacation ownership interests ("VOIs"), including WAAM 2.0 sales, and related financing.

•
Our lodging business, Wyndham Hotel Group, is the world's largest hotel company based on the number of properties. We franchise in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments and provide property management services for full-service and select limited-service hotels. This is predominantly a fee-for-service business that produces recurring revenue streams, requires low capital investment and generates strong recurring cash flow.

•
Our vacation exchange and rentals business, Wyndham Exchange & Rentals, is the world's largest member-based vacation exchange network based on the number of vacation exchange members and the world's largest marketer of professionally managed vacation rental properties based on the number of vacation rental properties marketed. We provide vacation exchange services and products to resort developers and owners of VOIs, and we market vacation rental properties primarily on behalf of independent owners, timeshare (also known as "vacation ownership") developers and other hospitality providers. This is primarily a fee-for-service business that provides stable revenue streams and produces strong cash flow.

•
Our vacation ownership business, Wyndham Vacation Ownership, is the world's largest vacation ownership business based on the number of resorts, units, owners and revenues. We develop and market VOIs to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts. In addition, while historically we have exclusively invested in inventory development, we have augmented our traditional model through the sale of third party inventory. We leverage our scale and marketing expertise through our WAAM programs, which allow us to pursue low-capital business relationships that produce strong cash flow.

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

We provide value-added services and products intended to enhance the travel experience of the individual consumer and to drive revenues to our business customers. The depth and breadth of our businesses across different segments of the hospitality industry provide us with the opportunity to expand relationships with our existing individual and business customers by offering them additional services and products from our other segments.

All of our businesses have both domestic and international operations. During 2012, we derived 73% of our revenues in the U.S. and 27% internationally (approximately $706 million (16%) in Europe and $488 million (11%) in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 21 to the Consolidated Financial Statements included in this Annual Report.

History and Development

Wyndham Worldwide's corporate history can be traced back to the 1990 formation of Hospitality Franchise Systems ("HFS"). HFS initially began as a hotel franchisor that later expanded its hospitality business with the addition of the vacation exchange business. In December 1997, HFS merged with CUC International, Inc., to form Cendant Corporation which then further expanded its hospitality business with the addition of its vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation, to the holders of Cendant common stock issued and outstanding on July 21, 2006, the record date for the distribution. The separation was effective on July 31, 2006. On August 1, 2006, we commenced "regular way" trading on the New York Stock Exchange under the symbol "WYN."

Each of our business units has a long operating history. Our lodging business began with the Howard Johnson and Ramada brands which opened their first hotels in 1954. RCI, our vacation exchange business, was established 39 years ago, and we have acquired and grown some of Europe's most renowned vacation rentals brands with histories starting as early as Hoseasons in 1940, Landal GreenParks in 1954 and Novasol in 1968. Our vacation ownership brands, Wyndham Vacation Resorts, WorldMark by Wyndham and Shell Vacations Club, began vacation ownership operations in 1980, 1989 and 1978, respectively.

Our portfolio of well-known hospitality brands was assembled over the past twenty two years. The following is a timeline of our significant brand acquisitions:

1990:	Howard Johnson and Ramada (US)
1992:	Days Inn
1993:	Super 8
1995:	Knights Inn
1996:	Travelodge North America
Resort Condominiums International (RCI)
2001:	Cuendet
Holiday Cottages Group
Fairfield Resorts (now Wyndham Vacation Resorts)
2002:	Novasol
Trendwest Resorts (now WorldMark by Wyndham)
2004:	Ramada International
Landal GreenParks
2005:	Wyndham Hotels and Resorts
2006:	Baymont
2008:	Microtel Inns & Suites and Hawthorn Suites
2010:	Hoseasons
Tryp
ResortQuest
James Villa Holidays
2012:	Smoky Mountain Property Management
Shell Vacations Club
Oceana Resorts

The following is a description of each of our three business units, Wyndham Hotel Group, Wyndham Exchange & Rentals and Wyndham Vacation Ownership, and the industries in which they compete.

WYNDHAM HOTEL GROUP

Lodging Industry

The global lodging market consists of over 153,000 hotels with combined annual revenues of approximately $380 billion, representing over 14 million rooms of which approximately 51% are affiliated with a brand. The market is geographically concentrated with the top 20 countries accounting for over 80% of global rooms.

The lodging industry consists of the following:

		Room Supply	Revenues	Brand
Region	Hotels	(millions)	(billions)	Affiliation
United States	51,000	4.8	$115	70%
Europe	57,000	4.2	137	39%
Asia Pacific	23,000	3.1	99	44%
Latin America/ Middle East	22,000	2.1	30	42%

Companies in the lodging industry operate primarily under one of the following business models:

•
Franchise - Under the franchise model, a company typically grants the use of a brand name to a hotel owner in exchange for royalty fees that are typically a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. As of December 31, 2012, we had over 7,290 franchised properties in our hotel portfolio.

•
Management - Under the management model, a company provides professional oversight and comprehensive operations support to hotel owners in exchange for base management fees that are typically a percentage of hotel revenue, as well as incentive management fees which are tied to the financial performance of the hotel. As of December 31, 2012, we had over 45 managed properties in our hotel portfolio.

•
Ownership - Under the ownership model, a company owns hotels and bears all financial risks and rewards relating to the hotel, including appreciation and depreciation in the value of the property. As of December 31, 2012, we had 2 owned hotels in our portfolio.

Performance in the lodging industry is measured by the following key metrics:

•	average daily rate, or ADR;

•	average occupancy rate, or occupancy;

•	revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate; and

•	system growth, which is calculated by subtracting room terminations from gross room openings.

The U.S. is the most dominant sector of the global lodging market with over 30% of global room revenues. The following table displays trends in the key performance metrics for the U.S. lodging industry over the last six years and for 2013 (estimate):

Year	Occupancy	ADR	RevPar*
2007	62.8%	$104.33	$65.56
2008	59.8%	107.41	64.25
2009	54.6%	98.08	53.51
2010	57.5%	98.10	56.41
2011	59.9%	101.85	61.02
2012	61.4%	106.10	65.17
2013 Estimate	62.0%	111.19	68.99

*: RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
Sources: Smith Travel Research Global (“STR”) (2007 to 2012); PricewaterhouseCoopers (“PwC”) (2013). 2013 estimated data is as of January 2013.

The U.S. lodging industry experienced positive RevPAR performance over the prior year primarily resulting from continued growth in demand outpacing supply. The travel industry continues to recover and grow, showing strength as U.S. occupancy grew by 2.5% to 61.4% in 2012, a level that has not been achieved since 2007. This growth was driven by hotel properties in higher priced chain scale segments that assumed lower price points to accommodate leisure travelers and rate-sensitive business consumers. ADR continued to increase but has yet to fully recover to peak levels achieved prior to the recession. During 2012, ADR grew 4.2% to $106.10. As a result of the occupancy and ADR gains, the U.S. lodging industry experienced RevPAR growth of 6.8% in 2012.

According to PwC's most recent outlook on the Hospitality and Leisure Industry, it is expected that U.S hotel demand, as measured by room night consumption, is again expected to exceed supply in 2013. ADR is expected to increase 4.8% in 2013. Occupancy and ADR gains are expected to be experienced across all segments resulting in an overall RevPAR increase of 5.9%. Beyond 2013, certain industry experts project RevPAR in the U.S. to grow at a 5.6% compounded annual growth rate (“CAGR”) over the next three years (2014 - 2016).

Performance in the U.S. lodging industry is evaluated based upon chain scale segments, which are generally defined as follows:

•
Luxury - typically offers first class appointments and an extensive range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR is normally greater than $180 for hotels in this category.

•
Upper Upscale - typically offers well-appointed properties that offer a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $120 and $180 for hotels in this category.

•
Upscale - typically offers a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $100 and $120 for hotels in this category.

•
Upper Midscale - typically offers restaurants, vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). ADR normally falls in the range of $85 and $100.

•
Midscale - typically offers limited breakfast, selected business services, limited recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). ADR normally falls in the range of $60 and $85.

•	Economy - typically offers basic amenities and a limited breakfast. ADR is normally $60 or less.

Wyndham Hotel Group Overview

Our lodging business, Wyndham Hotel Group, is the world's largest hotel company based on number of properties. Over 84% of Wyndham Hotel Group's revenues are derived from franchising activities. Our franchise business is easily adaptable to changing economic environments due to low operating cost structures, which in combination with recurring fee streams, yield high margins and predictable cash flows. Ongoing capital requirements are relatively low and mostly limited to technology expenditures that support core capabilities. We may employ incentives to generate new business, such as key money, development advance notes, mezzanine or other forms of subordinated financing and performance guarantees to assist franchisees and hotel owners in converting to one of our brands or building a new hotel branded under a Wyndham Hotel Group brand.

During 2012, we added the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico ("Rio Mar hotel") to our owned hotel portfolio, which includes the Wyndham Grand Orlando Bonnet Creek ("Bonnet Creek hotel") opened in late 2011. Both hotels represent mixed-use opportunities whereby we can generate cross product brand loyalty through exposing our repeat hotel guests to the vacation ownership product. Additionally, under our mixed-use business model, VOI sales carry a higher margin and we are able to provide our hotel guests and VOI owners with higher quality amenities.

Wyndham Hotel Group comprises the following 15 brands, with over 7,340 hotels representing over 627,000 rooms on six continents. All of our brands participate in the Wyndham Rewards loyalty program. The following describes these 15 widely-known lodging brands:

•
Days Inn® is a leading global brand in the economy segment with more guest rooms than any other economy brand and over 1,820 properties worldwide. Under its "Best Value Under the Sun" market positioning, Days Inn hotels offer value-conscious consumers free wireless high-speed internet and most hotels offer free Daybreak® breakfast. Many hotels also have restaurants, pools and meeting rooms.

•
Super 8® is the world's largest economy lodging chain with over 2,300 properties in the U.S., Canada and China. Under its "8 point promise" service culture, every Super 8 provides a free SuperStart® breakfast, free wireless high-speed  internet, upgraded bath amenities, free in-room coffee, kids under 17 stay free and free premium cable or satellite TV.

•
Ramada® is a global upper midscale hotel brand with 850 properties located in 50 countries worldwide. Most Ramada hotels feature free wireless high-speed internet, meeting rooms, business services, fitness facilities and upgraded bath amenities. Many properties have an on-site restaurant/lounge, while other sites offer a complimentary continental breakfast.

•
Howard Johnson® is one of the most iconic hotel brands in America, having pioneered hotel franchising in 1954. Today, Howard Johnson has over 450 hotels in North America, Latin America, Asia and other international markets. In North America, the brand operates in the midscale and economy segments while internationally the brand includes midscale and upscale hotels. The Howard Johnson brand targets families and leisure travelers providing complimentary continental Rise and Dine® breakfast and free wireless high-speed internet.

•
Travelodge® is a hotel chain with over 440 properties across North America. The brand operates primarily in the economy segment in the U.S. and in the midscale segment in Canada. Using its "Sleepy Bear" brand ambassador, Travelodge targets leisure travelers with a focus on those who prefer an active lifestyle of outdoor activity and offers guests complimentary Bear Bites® continental breakfast and free wireless high-speed internet.

•
Wyndham Hotels and Resorts® is an upscale, full service brand with over 110 properties located in key business and vacation destinations around the world. Business locations feature flexible meeting space for large and small groups, as well as business and fitness centers. The brand is tiered as follows: Wyndham Grand Collection, comprised primarily of 4+Diamond hotels in resort or urban destinations, offer a unique guest experience, sophisticated design and distinct dining options; Wyndham Hotels and Resorts offer customers amenities such as golf, tennis, beaches and/or spas; and Wyndham Garden Hotels, generally located in corporate or suburban areas, provide flexible space for small to midsize meetings and relaxed dining options.

•
Microtel Inn & Suites® by Wyndham is an award-winning chain of nearly 310 hotels predominantly located throughout North America. Microtel is also the only prototypical, all new-construction brand in the economy segment. Positioned in the upper-end of the economy segment, all properties offer complimentary continental breakfast and free wired and wireless high-speed internet and free local and long distance calls.

•
Knights Inn® is a budget hotel chain with over 360 locations across North America. Hotels provide affordable basic overnight accommodations and complimentary breakfast. For operators, from first time owners to experienced hoteliers, the brand provides a lower cost of entry and competitive terms while still providing the extensive tools, systems and resources of the Wyndham Hotel Group.

•
Baymont Inn & Suites® is a midscale hotel chain with nearly 320 properties predominantly located in the United States. Specializing in 'hometown hospitality', all Baymont hotels feature both traditional guest rooms and suites. Free guest amenities include a full continental breakfast at the Baymont Breakfast Cornersm, wireless high-speed internet, use of the Baymont fitness center and fresh-baked chocolate chip cookies during the evening hours.

•
Wingate by Wyndham® is a midscale hotel chain with 160 properties in North America. Each hotel offers amenities and services that make life on the road more productive, all at a single rate. Guests enjoy oversized rooms with flat screen TVs, free wireless high-speed internet, in-room microwaves, refrigerators and more. Wingate also offers complimentary hot breakfast, a 24-hour business center with free printing, copying and faxing and free access to a gym facility.

•
TRYP by Wyndham® is a select-service, mid-priced hotel brand that currently has over 90 properties in some of the most dynamic and cosmopolitan cities in Europe and the Americas. TRYP hotels cater to both business and leisure travelers who value quality of life and offer a unique experience that encourages guests to enjoy the city, socialize and live life to the fullest. Guests enjoy free wireless internet in all rooms and a free breakfast buffet with a special emphasis on healthy, fresh ingredients.

•
Hawthorn Suites by Wyndham® is an extended stay brand that provides a comfortable and convenient atmosphere for travelers who are on the road for days and weeks at a time, whether they are embarking on a temporary assignment, relocating to a new area or vacationing. Guests enjoy spacious one and two-bedroom suites with fully-equipped kitchens, free wireless high-speed internet in all rooms and common areas, a free hot breakfast buffet, a fitness center, evening social hours and the convenience of services such as an on-premise convenience store and laundry facilities. With over 90 locations and growing, Hawthorn Suites by Wyndham hotels are located throughout the U.S.

•
Dream® Hotels offer a progressive and unexpected list of services and amenities that emulate those of luxury hotels, but with a more relaxed point of view. Design is at the forefront of the concept for these lifestyle hotels, yet comfort and convenience are never compromised. All Dream hotels reside in prime, city center or true destination resort locations, blurring the lines between business and pleasure. Dream Hotels are led by award-winning and locally popular restaurant and lounge offerings. This brand was added to our portfolio of offerings in January 2011 when we entered into a 30 year affiliation relationship with Chatwal Hotels & Resorts, LLC to franchise this brand and provide management services globally for branded hotels. As of December 31, 2012, we had 5 properties franchised by us under this affiliation agreement.

•
Night Hotels® is an affordably styled midscale lifestyle brand. Night's design takes traditional hotel spaces and converts them into social gathering spots offering guests the ability to engage and interact in a comfortable, casual and understated environment. This brand was also added to our portfolio of offerings in January 2011 when we entered into the affiliation relationship with Chatwal Hotels & Resorts, LLC. As of December 31, 2012, we had 2 properties franchised by us under this affiliation agreement.

•
Planet Hollywood is a 4+Diamond, full-service, entertainment-based hotel brand that will be located in key destination cities globally. We have a 20 year affiliation relationship with Planet Hollywood Resorts International, LLC to franchise this brand and generally provide management services globally for branded hotels. All hotels will offer multiple food and beverage outlets, flexible meeting space and entertainment-based theming. As of December 31, 2012, we had no properties franchised or managed by us under this affiliation arrangement.

The following table provides operating statistics for each brand in our system as of and for the year ended December 31, 2012. We derived occupancy, ADR and RevPAR from information provided to us by our franchisees:

	Global			Average
	Segment	# of	# of	Occupancy
Brand	Served (1)	Properties	Rooms	Rate	ADR	RevPAR *
Days Inn	Economy	1,826	147,808	48.1%	$63.05	$30.34
Super 8	Economy	2,314	147,512	54.8%	53.00	29.06
Ramada	Midscale	850	115,811	52.6%	78.86	41.50
Howard Johnson	Economy	455	46,203	47.6%	62.47	29.76
Travelodge	Economy	445	33,213	48.2%	66.40	32.02
Wyndham Hotels and Resorts	Upscale	112	27,651	58.9%	110.28	64.97
Microtel Inns and Suites by Wyndham	Economy	308	21,938	54.9%	62.20	34.14
Knights Inn	Economy	363	22,670	41.3%	43.08	17.78
Baymont	Midscale	317	26,109	50.5%	63.25	31.96
Wingate by Wyndham	Midscale	160	14,681	61.0%	83.43	50.88
Tryp by Wyndham	Upper Midscale	91	13,112	60.7%	97.49	59.17
Hawthorn Suites by Wyndham	Midscale	94	9,317	61.9%	72.89	45.13
Dream	Upper Upscale	5	990	72.1%	216.87	156.44
Night	Upper Midscale	2	422	57.8%	159.04	91.90
Total		7,342	627,437	51.8%	67.13	34.80

*	RevPAR may not recalculate by multiplying average occupancy rate by ADR due to rounding.

(1)
The Global Segments Served column reflects the primary chain scale segments served using the STR Global definition and method as of December 2012. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

The number of lodging properties and rooms in operation by market sector is as follows:

	As of December 31,
	2012		2011		2010
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy (a)	5,578	398,304	5,536	394,087	5,482	387,202
Midscale (b)	1,208	125,900	1,152	121,372	1,206	128,627
Upper Midscale (c)	469	79,274	435	74,404	434	71,358
Upscale (d)	82	22,969	76	22,201	84	25,348
Upper Upscale (e)	5	990	6	1,062	—	—
Unmanaged, Affiliated and Managed, Non-Proprietary Hotels (f)	—	—	—	—	1	200
	7,342	627,437	7,205	613,126	7,207	612,735

(a)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel Inns & Suites by Wyndham and Knights Inn lodging brands.

(b)	Primarily includes the Wingate by Wyndham, Hawthorn by Wyndham, Ramada Inn, Ramada Limited, Howard Johnson Plaza, Howard Johnson Hotel and Baymont Inns & Suites brands.

(c)	Primarily includes the Ramada Hotels, Ramada Plaza, Tryp by Wyndham and Wyndham Garden Hotel lodging brands.

(d)	Comprised of the Wyndham Hotels and Resorts lodging brand.

(e)	Comprised of the Dream lodging brand for 2012 and the Dream and Night lodging brands in 2011.

(f)
Represents properties/rooms affiliated with the Wyndham Hotels and Resorts brand for which the Company received a fee for reservation and/or other services provided and properties managed under a joint venture. This property is not branded under a Wyndham Hotel Group brand.

The number of lodging properties and rooms changed as follows:

	As of December 31,
	2012		2011		2010
	Properties	Rooms	Properties	Rooms	Properties		Rooms
Beginning balance	7,205	613,126	7,207	612,735	7,114		597,674
Additions	688	66,050	541	54,706	492		54,171
Acquisitions	—	—	—	—	92	(*)	13,236	(*)
Terminations	(551)	(51,739)	(543)	(54,315)	(491)		(52,346)
Ending balance	7,342	627,437	7,205	613,126	7,207		612,735

(*) Relates to the Tryp hotel brand, which was acquired on June 30, 2010.

The following table depicts our geographic distribution and key operating metrics by region:

	# of	# of
Region	Properties	Rooms (1)	Occupancy	ADR	RevPAR*
United States	5,789	450,659	50.0%	$65.34	$32.64
Canada	494	39,618	53.3%	98.02	52.29
Europe/Middle East/Africa	336	44,749	60.2%	84.33	50.77
Asia/Pacific	618	78,932	57.7%	47.99	27.71
Latin/South America	105	13,479	53.0%	89.92	47.62
Total	7,342	627,437	51.8%	67.13	34.80

*	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.

(1)	From time to time, as a result of weather or other business interruption and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair.

Our franchising business is designed to generate revenues for our hotel owners through the delivery of reservations to the hotel and the delivery of certain services such as training and guest services.

The sources of revenues from franchising hotels include (i) ongoing franchise fees, which are comprised of royalty, marketing and reservation fees, (ii) initial franchise fees which relate to services provided to assist a franchised hotel to open for business under one of our brands, and (iii) other service fees. Royalty fees are intended to cover the use of our trademarks. Marketing and reservation fees are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, e-commerce channels such as our brand.com websites as well as access to third-party distribution channels, such as online travel agents ("OTAs"), advertising and marketing programs, global sales efforts, operations support, training and other related services. Other service fees include fees derived from providing ancillary services, which are generally intended to reimburse us for direct expenses associated with providing these services.

Our management business offers hotel owners the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services. These services include hiring, training and supervising the hotel managers and employees, annual budget preparation, local sales and marketing efforts, financial analysis and food and beverage services. Revenues earned from our management business include management and service fees. Management fees are comprised of (i) base fees, which are typically a specified percentage of total hotel revenues operations, and (ii) incentive fees, which are typically a specified percentage of a hotel's gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. We are also required to recognize as revenue fees relating to reimbursable payroll costs for operational employees who work at certain of our managed hotels. Although these costs are funded by hotel owners, accounting guidance requires us to report these fees on a gross basis as both revenues and expenses. As such, there is no effect on our operating income.

Our ownership business is limited to the United States and includes two hotels in key business and leisure markets. Revenues earned from our owned hotels are comprised of: (i) gross room nights; (ii) food and beverage services and (iii) onsite spas, casinos, golf and shop revenues. We are responsible for all operations and recognize all revenues and expenses associated with the hotels.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stay. These loyalty fees are intended to reimburse us for expenses associated with administering and marketing our loyalty program.

Reservation Booking Channels

Our economy and midscale hotels are typically located on highway roadsides for convenience to business and leisure travelers. Therefore, the majority of hotel room nights sold at these hotels is to guests who seek accommodations on a walk-in or direct to hotel basis. We believe their choice of hotel is attributable to the strength of the brand reputation and recognition of the brand name.

The single most important component of our value proposition to a hotel owner is access to our reservation booking channels, which we also refer to as our distribution platform. These channels include our proprietary, award-winning brand web and mobile sites, our Wyndham Rewards loyalty program, our global sales team, global distribution partners (such as Sabre and Amadeus), OTAs and other third-party internet referral or booking sources, such as Kayak, TripAdvisor and Google.

For guests who choose to book their hotel stay in advance through our distribution platform, we booked on behalf of hotels within our system, a total of 44 million room nights in 2012, which represents 38% of total bookings at these hotels up 6% from last year.

The most significant and fastest growing reservation source is online channels, which include our proprietary web and mobile sites for each of our brands and for the Wyndham Rewards loyalty program, as well as OTAs and other third-party internet referral and booking sources. In 2012, we booked 24 million room nights through online channels on behalf of all the hotels within our global system, representing 21% of the total bookings at these hotels.

Since 2007, bookings made directly by customers on our brand web and mobile sites have increased at a five year CAGR of approximately 9% and increased to over 10 million room nights in 2012. Bookings made through OTAs and other third-party internet booking sources increased at a five year CAGR of approximately 19% to over 13 million room nights in 2012.

Apart from reservations transacted through our online channels, our call centers contributed over 2 million room nights in 2012, which represents 2% of the total bookings at the U.S. hotels within our global system. We maintain call centers in Saint John, Canada; Aberdeen, South Dakota; and Manila, Philippines that handle bookings generated through toll-free numbers for our brands.

A key strategy for reservation delivery is the continual investment in and optimization of our e-commerce capabilities (websites, mobile and other online channels) as well as the deployment of advertising spend to drive online traffic to our proprietary e-commerce channels, including through marketing agreements we have with travel related search websites and affiliate networks, and other initiatives to drive business directly to our online channels. In addition, to ensure our franchisees receive bookings from OTAs and other third-party internet sources, we provide direct connections between our central reservations system and strategic third-party internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory, send bookings directly to our central systems without interference or delay and reduce our franchisee distribution costs.

Loyalty Program

The Wyndham Rewards program was introduced in 2003 and has grown steadily since its inception. The diversity of our brands uniquely enables us to meet our members' leisure and business travel needs across the greatest number of locations and a wide range of price points. The Wyndham Rewards program is offered in over 50 countries around the world. As of December 31, 2012, there were over 28.5 million members enrolled in the program of which approximately 7 million were active (members who have either earned or redeemed within the last 18 months). These members stay at our brands more frequently and drive incremental room nights, higher ADR and a longer length of stay than guests who are not members.

Wyndham Rewards offers its members numerous ways to earn and redeem points. Members accumulate points by staying in one of over 7,200 branded hotels participating in the program or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. Members also have the option to earn points or airline miles with over 50 business partners, including our vacation ownership business. Wyndham Rewards members have thousands of options for redeeming their points including hotel stays, airline tickets, resort vacations, car rentals, electronics, sporting goods, movie and theme park tickets, and gift certificates.

Marketing, Sales and Revenue Management Services

Our brand marketing teams develop and implement global marketing strategies for each of our hotel brands, including generating consumer awareness of, and preference for each brand as well as direct response activities designed to drive bookings through our central reservation systems. While brand positioning and strategy is generated from our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels. We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and direct marketing. Our Best Available Rate guarantee gives consumers confidence to book directly with us by guaranteeing the same rates regardless of whether they book through our call centers, websites or other third party channel. In addition, we leverage the strength of our Wyndham Rewards program to develop meaningful marketing promotions and campaigns to drive new and repeat business to hotels in our system. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program's channels and through the program's partners' channels.

Our global sales organization, strategically located throughout the world, leverages the significant size of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a diverse range of customers. Because our hotel portfolio meets the needs of all types of travelers, we are able to find more complete solutions for a client/company whose travel needs range from economy to upscale brands. We are able to accommodate business or leisure travelers with our selection of over 7,300 hotels throughout the world. In order to leverage multidimensional customer needs for our hotels, the sales team is deployed globally in key markets within Europe, Mexico, Canada, Latin America, China, Hong Kong, the Middle East and throughout the U.S. We also offer revenue management services to help maximize the revenues of our hotel owners by improving rate and inventory management capabilities. These services also coordinate all recommended revenue programs delivered to our hotels in tandem with e-commerce and brand marketing strategies.

Property Services

Our worldwide team of industry veterans continually collaborates with hotel owners on all aspects of their operations and creates detailed and individualized strategies for success. We are able to make a meaningful contribution to hotel operations resulting in more profits and improved RevPAR performance for our hotel owners by providing key services, such as system integration, operations support, training, strategic sourcing, and development planning and construction.

We also provide hotel owners with property management system software that synchronizes each hotel's inventory with our central reservations platform. These systems help hotel owners manage their rooms inventory (room nights), rates (ADR) and reservations, which leads to greater profits at the property level and better enables us to deliver reservations at the right price to our hotel owners.

New Development

Our development team consists of over 90 professionals dispersed throughout the world, including in the U.S., China, Mexico, India, Europe and the Middle East. Our development efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands. Approximately 47% of the new rooms added in 2012 were with existing franchisees or managed hotel owners.

In addition, our development team is focused in growing our management business. Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager, we are able to couple these services in one offering which we believe gives us a competitive advantage.

As of December 31, 2012, we had approximately 930 hotels and 110,700 rooms pending opening in our development pipeline, of which 56% were international and 59% were new construction.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services and reservations assistance directly to independent owner-operators of hotels. Under our direct franchise model, we principally market our lodging brands to hotel developers, owners of independent hotels and hotel owners who have the right to terminate their existing franchise affiliations with other lodging brands. We also market franchises to existing franchisees because many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, and gives the franchisor and franchisee certain rights to terminate the franchise agreement before its conclusion under certain circumstances, such as upon the lapse of a certain number of years after commencement of the agreement. Early termination options in franchise agreements give us flexibility to terminate franchised hotels if business circumstances warrant. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its property into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the franchise agreement.

Although we generally employ a direct franchise model in North America, we currently have two company-owned hotels, The Bonnet Creek hotel, which opened in late 2011, is situated in our Bonnet Creek vacation ownership resort near the Walt Disney World resort in Florida. This property enables us to leverage the synergies of our company's hotel and vacation ownership elements. In late 2012, we acquired the Rio Mar hotel in Rio Grande, Puerto Rico, a luxury vacation destination. The oceanfront property includes premier restaurants, a spa, casino, golf course, and comprehensive business center. These two hotels represent mixed-use opportunities whereby we can generate cross product brand loyalty by exposing our repeat hotel guests to the vacation ownership product. Additionally, under our mixed-use business model, we are able to provide our hotel guests and VOI owners with higher quality amenities.

In other parts of the world, we employ both a direct franchise and master franchise model. We generally employ a master franchise model in regions where we are not yet ready to support the required infrastructure for a specific region. While we employ a direct franchising model in China for our Wyndham and Ramada brands, we use a master franchise model for our Super 8, Days Inn and Howard Johnson brands. Similarly, within Canada, we generally employ a direct franchising model for our brands with the exception of our Days Inn, Howard Johnson, Travelodge, and Knights Inn brands, for which we use a master license model.

Franchise agreements in regions outside of North America may carry a lower fee structure based upon the breadth of services we are prepared to provide in that particular region. Under our master franchise model, we principally market our lodging brands to third parties that assume the principal role of franchisor, which entails selling individual franchise agreements and providing quality assurance and marketing and reservations support to franchisees. Since we provide only limited services to master franchisors, the fees we receive in connection with master franchise agreements are typically lower than the fees we receive under a direct franchising model. Master franchise agreements, which are individually negotiated and vary among our different brands, typically contain provisions that permit us to terminate the agreement if the other party to the agreement fails to meet specified development schedules.

We also enter into affiliation relationships whereby we provide our development, marketing and franchise services to brands owned by our affiliated partners. These relationships give us the ability to offer unique experiences to our guests and unique brand concepts to developers seeking to do business with the Wyndham Hotel Group. Affiliation agreements typically carry lower royalty fees since we do not incur costs associated with owning the underlying intellectual property. Certain of these affiliated relationships contain development targets whereby our future development rights may be terminated upon failure to meet the specific targets.

Strategies

Wyndham Hotel Group is strategically focused on two objectives that we believe are essential to our business: increasing our system size and strengthening our customer value proposition.

To increase our system size, we intend to add new rooms and retain existing properties that meet our performance criteria.

•	We expect to deploy the following tactics to add new rooms:

▪	create franchise conversion programs for our Super 8, Days Inn and Ramada brands;

▪	target new construction and conversion opportunities in China, the Middle East, Latin America, United Kingdom and India;

▪	grow the Wyndham brand by utilizing structures that attract multi-unit owners and targeting key markets globally where the brand is underrepresented;

▪	spur new construction growth in our Microtel by Wyndham and Wingate by Wyndham brands;

▪	increase the Tryp by Wyndham brand presence within North America, Latin America and Europe; and

▪	consider the select acquisition of brands that fulfill our strategic objectives.

•	To retain existing properties that meet our performance criteria, we will:

▪	continue to strengthen our value proposition; and

▪	continue to deploy our exceptional service culture tool, “Count on Me!”, into every aspect of the business to attain optimal customer satisfaction.

In an effort to strengthen our customer value proposition, we continue to execute against our “Apollo” initiative, a comprehensive, multi-year and multi-faceted plan to drive more value to franchisees, mitigate brand erosion and generate more business through our own direct, lowest cost channels. Efforts under our “Apollo” strategy include the launch of new, award-winning web and mobile sites, improved content syndication across all channels, industry leading e-commerce capabilities, improvements in our distribution platform technology and systems, and the global roll out of our WynReview ratings and review platform. We also continue to support our investment in Hotel JV Services, LLC, also known as Room Key, which is a joint venture with five other major hotel companies.

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

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among approximately 5,500 franchisees, which reduces our exposure from any one franchisee. No one franchisee accounts for more than 6% of our franchised hotels or total segment revenues.

WYNDHAM EXCHANGE & RENTALS

Vacation Exchange and Rentals Industries

The vacation exchange and rentals industries offer leisure travelers access to a range of fully-furnished vacation properties, such as privately-owned vacation homes, villas, cottages, apartments, condominiums and vacation ownership resorts, as well as flexibility in time of travel and choice of lodging options in regions where travelers may not typically have access to such choices.

The vacation exchange industry is a fee-for-service business. The industry offers services and products to timeshare developers and owners. To participate in a vacation exchange, a timeshare owner generally provides their interval to an exchange company's network and, in return, receives the opportunity to exchange for another owner's interval within the company's network of available inventory. The exchange company assigns a value to the owner's interval based upon a number of factors, including the location and size of the timeshare unit, the start date of the interval week, and the amenities at the resort. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for facilitating exchanges and through annual membership dues. In 2011, 71% of timeshare owners (or 6.0 million) were members of vacation exchange companies, and 51% of timeshare owners (or 4.3 million) completed approximately 3.0 million exchanges.

Within the broader long-term growth trend of the vacation exchange industry, there is a trend where timeshare developers are enrolling members in private label clubs, where members have the option to exchange within the club or through external exchange channels. The club trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per average member and revenue per member.

The over $65 billion global vacation rentals industry is largely a fee-for-service business that offers vacation property owners the opportunity to rent their properties to leisure travelers. The industry is divided broadly into two segments. The first is the professionally managed rental segment, where the homeowner provides their property to an agent to rent, in a majority of cases, on an exclusive basis. The agent receives a commission for marketing the property, managing bookings and providing quality assurance to the renter. Additionally, the agent may offer services such as daily housekeeping, on-site check-in, in-unit maintenance, and in-room guest amenities. The other segment of the industry is the listing business, where there is no exclusive relationship and the property owner pays a fixed fee for an online listing or a directory listing with minimal additional services, typically with minimal to no direct booking ability or quality assurance services. In the listing model, this fixed fee is generally charged regardless of whether the unit is ultimately rented. Typically, professionally managed vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amounts due to the property owners and/or property managers. In addition to commissions, professionally managed vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is less organized than the lodging industry and is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2012, there were approximately 1.3 million and 2.8 million vacation properties available for rental in the U.S. and Europe, respectively. In the U.S., vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, vacation properties available for rental include individual homes and apartments, campsites and vacation park bungalows. We believe that the overall supply of vacation rental properties has grown primarily because of the increasing desire by existing owners of second homes to gain an earnings stream evidenced by homes not previously offered for rent appearing on the market.

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

Wyndham Exchange & Rentals Overview

Wyndham Exchange & Rentals is largely a fee-for-service business that provides vacation exchange services and products to developers, managers and owners of intervals of VOIs, and markets and services vacation rental properties. We are the world's largest vacation exchange network based on the number of vacation exchange members and the world's largest global marketer of vacation rental properties based on the number of professionally managed vacation rental properties. Our vacation exchange and rentals business primarily derives its revenues from fees that generate stable and predictable cash flows. No one external customer, developer or customer group accounts for more than 2% of our vacation exchange and rentals revenues.

Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and fees for facilitating exchange transactions. Our vacation exchange business also derives revenues from ancillary services including additional services provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs.

Our vacation rentals business, Wyndham Vacation Rentals, primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees for inventory. For the less than 10% of properties that we generally own, manage or operate under long-term capital and operating leases, we receive 100% of the revenues. Our vacation rentals business also derives revenues from ancillary services delivered to property owners and travelers.

Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to over 103,000 vacation properties. Each year, our vacation exchange and rentals business provides more than 5 million leisure-bound families with vacation exchange and rentals services and products. The properties available to leisure travelers through our vacation exchange and rentals business include vacation ownership condominiums, homes, villas, cottages, bungalows, campgrounds, city apartments, fractional private residences, luxury destination clubs, boats and yachts. We offer leisure travelers flexibility as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access, and we offer property owners marketing, booking and quality control services. Additionally, some of our brands offer property management services ranging from key-holding to full property maintenance for such properties. We market our services and products using eleven primary consumer brands and other related brands and have over 175 offices worldwide.

Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with over 4,000 vacation ownership resorts in approximately 100 countries. We have 3.7 million vacation exchange members and generally retain more than 85% of members each year. We generate fees from members for both annual membership subscriptions and transaction based services. In substantially all cases, we acquire new members when an affiliated resort developer buys the initial term of an RCI membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a 1 or 2 year term, after which these new members can choose to renew at their own expense. In certain circumstances, renewals are paid for by the developer. Members are entitled to receive periodicals published by RCI and, for additional fees, to use the applicable exchange program and other services.

RCI operates three worldwide exchange programs that have a member base of timeshare owners who are generally well-traveled and who want flexibility and variety in their travel plans each year. Our vacation exchange business' three exchange programs, which serve owners of intervals at affiliated resorts, are RCI Weeks, RCI Points and The Registry Collection. Participants in these vacation exchange programs pay annual membership dues and for additional fees are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related services and products which enable us to generate additional fees. The RCI Weeks exchange program is the world's largest vacation ownership exchange network and generally provides members with the ability to exchange week-long intervals in units at their resorts for week-long intervals at comparable resorts. In order to do so, RCI Weeks members deposit their vacation intervals with RCI and obtain trading power that they can then use to exchange for another interval within the RCI exchange program. With the introduction of Enhanced Weeks, members can also combine deposited timeshare intervals for an additional fee, which enable them to exchange into highly-demanded vacations that they might not otherwise be able to exchange into, and receive a deposit credit if the value of their deposited interval is greater than the interval into which they have exchanged. During 2011, RCI also launched RCI Weeks Platinum membership, a premium level of membership that offers exclusive exchange and lifestyle benefits to subscribing members.

The RCI Points exchange program, launched in 2000, is a global points-based exchange network, which allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other services and products, our vacation exchange business gains the right to that member's points and may rent vacation properties backed by these points in order to recoup the expense of providing discounts on other services and products. In 2010, RCI launched RCI Points Platinum membership, a premium level of membership that offers exclusive exchange and lifestyle benefits to subscribing members.

We believe that The Registry Collection exchange program is the industry's largest and first global exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection network include fractional ownership resorts, higher-end vacation ownership resorts, condo-hotels and yachts. The Registry Collection program allows members to exchange their intervals for the use of other vacation properties within the network for a fee and also offers access to other services and products, such as cruises, yachts, adventure travel, hotels and other accommodations. The members of The Registry Collection exchange program often own greater than two-week intervals at affiliated resorts.

Our vacation exchange business operates worldwide primarily in the following regions: North America, Europe, Latin America, Caribbean, Southern Africa, Asia Pacific and the Middle East. We tailor our strategies and operating plans for each of the geographical environments where RCI has, or seeks to develop, a substantial member base.

Vacation Rentals

Our vacation rentals business, Wyndham Vacation Rentals, markets vacation rental properties including privately-owned villas, homes, cottages, bungalows, campgrounds, apartments and condominiums in approximately 600 destinations. The variety, location and caliber of properties in the Wyndham Vacation Rentals portfolio, in addition to the many benefits and services that Wyndham Vacation Rentals offers, provides consumers the opportunity to vacation in various parts of the world in properties with conveniences similar to their homes. In addition to these properties, we market inventory from our vacation exchange business and from other sources. We generate fee income from marketing and renting these properties to consumers. We currently transact approximately 1.4 million vacation rental weeks per year. We market vacation rental properties through our proprietary brands and select private-label arrangements. Our vacation rentals business has approximately 100,000 properties with approximately 90,000 properties in Europe and approximately 9,000 properties in the U.S. The following is a description of some of our major proprietary vacation rental brands:

•
The Hoseasons Group operates a number of well-recognized and established brands within the vacation rental market, including Hoseasons, cottages4you and James Villa Holidays, and offers access to approximately 42,500 properties across the U.K. and Europe.

•
Novasol is one of continental Europe's largest rental companies, featuring properties in more than 25 European countries including holiday homes in Denmark, Norway, Sweden, France, Italy and Croatia, with approximately 33,000 exclusive holiday homes available for rent through established brands such as Novasol, Dansommer and Cuendet.

•
Landal GreenParks is one of the Netherlands' leading holiday park companies, with over 70 holiday parks offering approximately 12,000 holiday park bungalows, villas and apartments in the Netherlands, Germany, Belgium, Austria, Switzerland and the Czech Republic. Every year more than 2 million guests visit Landal's parks, many of which offer dining, shopping and wellness facilities.

•
Canvas Holidays is a specialist tour operator offering luxury camping holidays at 90 European campsites with approximately 2,500 accommodation units. It has a wide choice of luxury accommodations - spacious lodges, comfortable mobile homes and the unique Maxi Tent, plus a range of children's and family clubs.

•
Wyndham Vacation Rentals in North America offers approximately 9,000 rental properties, in beach, ski, mountain, theme park, golf and tennis resort destinations - such as Colorado, Utah, South Carolina, Florida, Delaware, Tennessee and Alabama. Wyndham Vacation Rentals in North America provides vacation rentals to travelers through acquired brands and has more than 35 years of industry experience.

Most of the rental activity under our brands occurs in Europe and the U.S. Our vacation rentals business also has the opportunity to provide inventory to our 3.7 million vacation exchange members and our exchange and rentals business has the ability to source and rent inventory in approximately 100 countries.

Our vacation rentals business currently has relationships with approximately 58,000 independent property owners in 34 countries, including the Netherlands, United Kingdom, Germany, Denmark, Sweden, France, Ireland, Belgium, Italy, Spain, Portugal, Norway, Greece, Austria, Croatia, certain countries in Eastern Europe and the U.S. Property owners typically enter into annual contracts with our vacation rentals subsidiaries to market the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest, or capital leases under our Landal GreenParks brand, in approximately 7% of the properties in our rental portfolio.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers sign long-term agreements each with an average duration of approximately 5 years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process.

In our vacation rentals business, we primarily enter into exclusive annual rental agreements with property owners. We market rental properties online and offline to large databases of customers which generate repeat bookings. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third-party travel agencies, tour operators and online distribution channels to drive additional occupancy. We have a number of specific branded websites to promote, sell and inform new customers about vacation rentals. Due to the diversified nature of our rental brands, our dependence on a single customer group or business partner is limited.

Loyalty Program

Our U.S. vacation exchange business' member loyalty program is RCI Elite Rewards, which offers a branded credit card. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues, exchange fees for transactions and other services and products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Internet

We will continue to invest in cutting edge and innovative online technologies to ensure that our members and rental customers have access to similar information and services online that we provide through our call centers. Through our comprehensive http://www.RCI.com initiative, referred to as “Program Interaction”, which began in 2008, we launched enhanced search capabilities that greatly simplify our search process making it easier for a member to find a desired vacation. We have also greatly expanded our online content, including multiple resort pictures and high-definition videos, to help educate members about potential vacation options. Additionally, through this initiative, we released a significant series of technology enhancements to our members. This new technology included program enhancements for our RCI Weeks members that provide complete trading power transparency, allowing members to better understand the trading power value of the timeshare interval that they deposited with RCI and the timeshare interval into which they want to exchange. Members also have the ability to combine the timeshare intervals that they have deposited with RCI for increased trading power and receive a deposit credit if the trading power value of their deposited interval is greater than the interval that they have received by exchange. We also have enhanced our ability to merchandise offers through web only channels and have launched mobile technologies such as applications for smartphones and tablets to access http://www.RCI.com functionality.

In 2011, we brought even more simplicity, speed, and efficiency to the vacation exchange experience with another major technology upgrade. This included a new property information management platform, as well as a new enhanced search function for our RCI Points members. In addition, we launched an innovative recommendation engine technology where members see real-time vacation suggestions that best fit their unique travel preferences. In 2012, we continued to improve RCI.com by creating an enhanced customer experience and more opportunities to provide services to our members. This included adding cross-selling technology to offer more options to our members and property management system integration capabilities to allow our exchange systems to communicate directly to our affiliates' systems providing a streamlined vacation planning process for our members. Our RCI.com initiatives have increased our web penetration to over 45% by the end of 2012 from 13% in 2008 when we launched this initiative.

Part of our strategy has been to improve our online distribution channels resulting in members and rental customers shifting from transacting business through our call centers to transacting business online, thereby generating cost savings. Over the last several years, we have improved our web penetration for our rentals business to over 60% by the end of 2012 resulting from enhancements. Additionally, during 2012, we were able to consolidate 32 of our separate North American vacation rental websites into a single upgraded Wyndham Vacation Rentals website and platform.

Call Centers

Our vacation exchange and rentals business also services its members and rental customers through global call centers. The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill our members' and rental customers' requests for vacation exchanges and rentals. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service.

Marketing

We market to our members and rental customers through several marketing channels including direct mail, email, telemarketing, online distribution channels, brochures, magazines and travel agencies. Our vacation exchange business has a comprehensive social and mobile media platform including RCI apps for smartphones and tablets, a Facebook fan page, a Facebook application called RCI's Share Your Vacation, a Twitter account, a YouTube channel, an online video content network called RCI TV, the RCI Blog and two digitally published magazines entitled Endless Vacation Magazine for iPad and Ventures Magazine for iPad. In fact, our vacation exchange and rentals brands have approximately 95 publications involved in the marketing of the business, including various resort directories and periodicals related to the vacation industry and other travel-related services. We use our publications for marketing as well as for member and rental customer retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing efforts.

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

Seasonality

Vacation exchange transaction revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window. More than half of our European vacation rental customers book their reservations within 11 weeks of departure dates and over 75% of our European vacation rental customers book their reservations within 20 weeks of departure dates. More than half of our North American vacation rental customers book their reservations within 7 weeks of departure dates and over 70% of our North American vacation rental customers book their reservations within 11 weeks of departure dates, reflecting recent trends of bookings closer to the travel date.

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

WYNDHAM VACATION OWNERSHIP

Vacation Ownership Industry

The vacation ownership industry, also referred to as the timeshare industry, enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specific period of time. A vacation ownership purchaser's fee simple interest in or right to use a property is referred to as a "vacation ownership interest." For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. Owners of VOIs are not subject to the variance in room rates to which lodging customers are subject to, and vacation ownership units are, on average, more than twice the size and typically have more amenities, such as kitchens, than traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The vacation ownership industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, the vacation ownership industry grew at a double-digit rate, although sales slowed by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. According to a May 2012 report issued by the American Resort Development Association or ARDA, a trade association representing the vacation ownership and resort development industries, domestic sales of VOIs were approximately $6.5 billion in 2011. ARDA estimated that in 2010, there were approximately 8.4 million households that owned one or more VOIs in the U.S.

Based on published industry data, we believe that the following factors have contributed to the strength and stability, particularly in North America, of the vacation ownership industry over the past two decades:

•	inherent appeal of a timeshare vacation option as opposed to a hotel stay;

•	improvement in quality of resorts and resort management and servicing;

•	increased flexibility for owners of VOIs made possible through owners' affiliations with vacation ownership exchange companies and vacation ownership companies' internal exchange programs;

•	entry of widely-known lodging and entertainment companies into the industry; and

•	increased consumer confidence in the industry based on enhanced consumer protection regulation of the industry.

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2012 study of recent U.S. vacation ownership purchasers revealed that the average purchaser was 51 years of age and had a median household income of $74,000. The average purchaser in the U.S., therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We believe that baby boomers will continue to have a positive influence on the vacation ownership industry.

According to a 2012 ARDA study, nearly 83% of owners of VOIs expressed satisfaction with owning timeshare. With respect to exchange opportunities, most owners of VOIs can exchange VOIs through exchange companies and through the applicable vacation ownership company's internal network of properties.

Wyndham Vacation Ownership Overview

Wyndham Vacation Ownership, our vacation ownership business, develops and acquires vacation ownership resorts, markets and sell of VOIs, provides consumer financing in connection with such sales and provides property management services to property owners' associations. We have the largest vacation ownership business in the world as measured by the number of vacation ownership resorts, vacation ownership units and owners of VOIs and by annual revenues associated with the sale of VOIs. As of December 31, 2012, we have developed or acquired 190 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent approximately 23,400 individual vacation ownership units and approximately 915,000 owners of VOIs.

During 2012, Wyndham Vacation Ownership completed the acquisition of Shell Vacations Club, a U.S. vacation ownership club and property management business. The acquisition expanded our portfolio with the addition of resorts located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin and Canada. We also added inventory in Orlando, Florida; Waikiki, Hawaii; North Myrtle Beach, South Carolina; Destin, Florida; Smugglers' Notch, Vermont and Australia.

Our brands operate vacation ownership programs through which VOIs can be redeemed for vacations through points- or credits-based internal reservation systems that provide owners with flexibility as to resort location, length of stay, unit type and time of year. The reservation systems offer owners redemption opportunities for other travel and leisure products that may be offered from time to time, and the opportunity for owners to use our products for one or more vacations per year. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer to existing owners "upgrade" sales to supplement such owners' existing VOIs. This contrasts with the fixed quantity of the traditional fixed-week vacation ownership, which is primarily sold on a weekly interval basis.

Although we operate separate brands, we have integrated substantially all of the business functions, including consumer finance, information technology, certain staff functions, product development and certain marketing activities. Wyndham Vacation Ownership began to operationally integrate Shell Vacations Club within the Wyndham Vacation Ownership's portfolio of brands during the fourth quarter of 2012.

Our vacation ownership business derives a majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Sales of VOIs and the related consumer financings on such sales are dependent on the number of vacation ownership units in which we sell, therefore, increasing the number of such units is important in achieving our revenue goals. Additionally, property management revenues are dependent, in part, on the number of units we manage, therefore, increasing the number of such units has a direct effect of increasing our revenues from property management.

Sales and Marketing of Vacation Ownership Interests

Club Wyndham

Wyndham Vacation Ownership markets and sells VOIs and provides consumer financing to owners through its Club Wyndham brand. Club Wyndham markets and sells VOIs that entitle an owner to resort accommodations that are not restricted to a particular week of the year. As of December 31, 2012, over 523,000 owners held interests in Club Wyndham resort properties which are located primarily in the U.S. and consisted of 79 resorts (six of which are shared with WorldMark by Wyndham) that represented approximately 13,500 units. Club Wyndham currently encompasses primarily two vacation ownership products, Club Wyndham Select and Club Wyndham Access.

•	Club Wyndham Select - owners purchase an undivided interest in a select resort and receive a deed to that resort, which becomes their "home" resort.

•
Club Wyndham Access - owners do not directly receive a deed, but own an interest in a perpetual club. Through Club Wyndham Access, owners have advanced reservation priority access to multiple Wyndham Vacation Resorts locations based on the amount of inventory deeded to Club Wyndham Access.

The majority of the resorts in which Club Wyndham markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg in Virginia; and the Hawaiian Islands. Most Club Wyndham properties are affiliated with Wyndham Worldwide's vacation exchange business, RCI, which annually awards to the top 25-35% of RCI affiliated vacation ownership resorts throughout the world designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner for exceptional resort standards and service levels. Among Wyndham Vacation Resorts' 79 resort properties, 80% have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

Club Wyndham uses a points-based internal reservation system called Club Wyndham Plus to provide owners with flexibility as to resort location, length of stay, unit type and time of year. With the launch of the Club Wyndham Plus trust in 1991, Wyndham Vacation Ownership became one of the first U.S. developers of vacation ownership properties to move from traditional, fixed-week vacation ownership to a points-based program. Both Club Wyndham Select and Club Wyndham Access utilize Club Wyndham Plus as the internal exchange program to expand owners' vacation options. Owners who participate in Club Wyndham Plus assign their use rights to a trust in exchange for the right to reserve in the internal reservation system. The number of points that an owner receives as a result of the assignment to the trust of the owner's use rights, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year associated with the interests assigned to the trust or requested by the owner, as applicable. Participants in Club Wyndham Plus may choose the Club Wyndham resort properties, length of stay, unit types and times of year, depending on the number of points to which they are entitled and the number of points required to take the vacations of their preference. Participants may redeem their points not only for resort stays, but also for other travel and leisure products that may be offered from time to time. Owners of vacation points are able to borrow vacation points from the next year for use in the current year. The term of the Club Wyndham Plus trust agreement runs through December 31, 2025, and the term is automatically extended for successive ten year periods unless a majority of the members of the program vote to terminate the trust agreement prior to the expiration of the term then in effect.

WorldMark by Wyndham

Wyndham Vacation Ownership also markets and sells VOIs and provides consumer financing to owners through its WorldMark by Wyndham and Wyndham Vacation Resorts Asia Pacific brands. WorldMark by Wyndham and Wyndham Vacation Resorts Asia Pacific sell VOIs that entitle an owner to resort accommodations that are not restricted to a particular week of the year.

After Wyndham Vacation Ownership develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, which we refer to collectively as the Clubs. In exchange for the conveyances, the WorldMark by Wyndham or Wyndham Vacation Resorts Asia Pacific brands receive the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. VOIs sold by WorldMark by Wyndham and Wyndham Vacation Resorts Asia Pacific represent credits in the Clubs which entitles the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. Although vacation credits do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates VOIs evidenced by deeded interests in real estate. As of December 31, 2012, approximately 286,000 owners held vacation credits in the Clubs.

WorldMark, The Club and WorldMark South Pacific Club provide owners of vacation credits with flexibility as to resort location, length of stay, unit type and time of year. Depending on the number of vacation credits an owner has purchased, the owner may use the vacation credits for one or more vacations annually. The number of vacation credits that are required for each day's stay at a unit is listed on a published schedule and varies depending upon the resort location, unit type, time of year and the day of the week. Owners may also redeem their credits for other travel and leisure products that may be offered from time to time.

WorldMark by Wyndham had 98 resorts (six of which are shared with Club Wyndham Resorts) representing 7,600 units as of December 31, 2012 which are located primarily in the Western U.S., Canada, Mexico and the South Pacific. Wyndham Vacation Resorts Asia Pacific accounted for 24 resorts and approximately 1,000 units of WorldMark by Wyndham's resort total.

Owners of vacation credits can make reservations through the Clubs, or may elect to join and exchange their VOIs through Wyndham's vacation exchange business, RCI, or other third-party international exchange companies.

The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts. The majority of WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide's vacation exchange subsidiary, RCI. Of WorldMark by Wyndham's 98 resorts, 71% have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

Shell Vacations Club

Wyndham Vacation Ownership has expanded its fee-for-service property management business with its acquisition of Shell Vacations Club during 2012. Wyndham Vacation Ownership has assumed the property management operations at 20 Shell Vacations Club resorts representing 2,300 units as of December 31, 2012, which are primarily located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin, and Canada.
Additionally, Shell Vacations Club sells VOIs and provides consumer financing to owners through its Shell Vacations Club brand. Shell Vacations Club sells VOIs that entitle and owner to resort accommodations that are not restricted to a particular week of the year. After Wyndham Vacation Ownership finishes development of a Shell resort, it conveys the resort to Shell Vacations Club. In exchange for the conveyances, the Shell Vacations Club brand receives the exclusive rights to sell the vacation points associated with the conveyed resort and to receive the proceeds from the sale of the vacation points. VOIs sold by Shell Vacations Club entitle the owner of the points the rights in various timeshare resorts developed by Shell Vacations through an internal exchange reservation system or, alternatively, exchange its points through external exchange programs or for other products and services offered by Shell Vacations Club. As of December 31, 2012, approximately 105,000 owners held vacation points in the Shell Vacations Club.

Maintenance Fees

Owners of VOIs pay annual maintenance fees to the property owners' associations responsible for managing the applicable resorts or to the Clubs. The annual maintenance fee associated with the average VOIs purchased ranges from approximately $400 to approximately $1,000. These fees generally are used to renovate and replace furnishings, pay operating, maintenance and cleaning costs, pay management fees and expenses, and cover taxes (in some states), insurance and other related costs. Wyndham Vacation Ownership, as the owner of unsold inventory at resorts or unsold interests in the Clubs, also pays maintenance fees in accordance with the legal requirements of the states or jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, Wyndham Vacation Ownership sometimes enters into subsidy agreements with the property owners' associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold.

Sales and Marketing

Wyndham Vacation Ownership employs a variety of marketing channels to encourage prospective owners of VOIs to tour Wyndham Vacation Ownership properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while such owners vacation at our resort properties. We also operate a telesales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented approximately 70%, 68% and 68% of our net sales of VOIs during 2012, 2011 and 2010, respectively.

Wyndham Vacation Ownership uses a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Worldwide hotel brands, other co-branded marketing programs and events.Wyndham Vacation Ownership also partners with Wyndham Hotel Group by utilizing the Wyndham Rewards loyalty program by offering Wyndham Rewards points as incentives to prospective VOI purchasers and providing additional redemption options to Wyndham Rewards members. Additionally, Wyndham Vacation Ownership offers purchasers of VOIs the opportunity to use the Wyndham Rewards co-branded credit card to earn additional Wyndham Rewards points. Wyndham Vacation Ownership also co-sponsors sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, Wyndham Vacation Ownership offers existing owners cash awards or other incentives for referrals of new owners. New owner acquisition is an important strategy for Wyndham Vacation Ownership as this will continue to maintain our pool of "lifetime" buyers of vacation ownership that will enable us to solicit upgrade sales in the future. We believe this market is underpenetrated and estimate there are 53 million U.S. households which we consider as potential purchasers of VOIs. We added approximately 28,000, 27,000 and 22,000 new owners during 2012, 2011 and 2010, respectively.

Wyndham Vacation Ownership's marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies' present and past customers through a variety of co-branded marketing offers. Wyndham Vacation Ownership's resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow through providing local offers. The sales centers enable Wyndham Vacation Ownership to market to tourists already visiting destination areas. Wyndham Vacation Ownership's marketing agents, which often operate on the premises of the hospitality, entertainment, gaming and retail companies with which Wyndham Vacation Ownership has alliances within these markets, solicit local tourists with offers relating to activities and entertainment in exchange for the tourists visiting the local resorts and attending sales presentations.

An example of a marketing alliance through which Wyndham Vacation Ownership markets to tourists already visiting destination areas is Wyndham Vacation Ownership's current arrangement with Caesars Entertainment in Las Vegas, Nevada, which enables Wyndham Vacation Ownership to operate concierge-style marketing kiosks throughout select casinos and permits Wyndham Vacation Ownership to solicit patrons to attend tours and sales presentations with casino-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. Wyndham Vacation Ownership also operates its primary Las Vegas sales center within Harrah's Casino and regularly shuttles prospective owners targeted by such sales centers to and from Wyndham Vacation Ownership's nearby resort property.

Wyndham Vacation Ownership offers a variety of entry-level programs and products as part of its sales strategies. One such program allows prospective owners a one-time allotment of points or credits with no further obligations; another such product is a biennial interest that provides for vacations every other year. As part of its sales strategies, Wyndham Vacation Ownership relies on its points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits, which can be upgraded at a later date. To facilitate upgrade sales among existing owners, Wyndham Vacation Ownership markets opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions to owners while those owners vacation at Wyndham Vacation Ownership resort properties.

During 2012, we completed the full deployment of a proprietary pre-screening program designed to better estimate the credit worthiness of consumers to whom we market and sell. The program enables us to bypass consumers who do not meet our credit standards and significantly reduce tours that historically have been unprofitable.

Purchaser Financing

Wyndham Vacation Ownership offers financing to purchasers of VOIs. By offering financing, we are able to reduce the initial cash required by customers to purchase VOIs, thereby enabling us to attract additional customers and generate substantial incremental revenues and profits. Wyndham Vacation Ownership funds and services loans extended by Club Wyndham and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance, a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada that performs loan financing, servicing and related administrative functions. Wyndham Vacation Ownership has funded Shell Vacations Club loans since the date of acquisition through our consumer finance subsidiary, and services them through a third party.

Wyndham Vacation Ownership typically performs a credit investigation or other review or inquiry into every purchaser's credit history before offering to finance a portion of the purchase price of the VOIs. The interest rate offered to participating purchasers is determined by an automated underwriting based upon the purchaser's credit score, the amount of the down payment and the size of purchase. Wyndham Vacation Ownership uses a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 - 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer's credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations for 2012, 2011 and 2010 was approximately 725. Wyndham Vacation Ownership offers purchasers an interest rate reduction if they participate in our pre-authorized checking programs, pursuant to which our consumer financing subsidiary each month debits a purchaser's bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date.

During 2012, we generated new receivables of approximately $1.1 billion on gross vacation ownership sales, net of WAAM 1.0 sales, of $1.7 billion, which amounts to 65% of vacation ownership sales being financed and is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, approximately 53% of vacation ownership sales are financed through Wyndham Vacation Ownership.

Wyndham Vacation Ownership generally requires a minimum down payment of 10% of the purchase price on all sales of VOIs and offers consumer financing for the remaining balance for up to ten years. While the minimum is generally 10%, during 2012, our average down payment was approximately 28% for financed sales of VOIs. These loans are structured so that we receive equal monthly installments that fully amortize the principal due by the final due date.

Similar to other companies that provide consumer financing, we historically securitize a majority of the receivables originated in connection with the sales of VOIs. We initially place the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities.

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files and all customer service, billing and collection activities related to the domestic loans we extend, except for loans associated with Shell Vacations Club. We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2012, our loan portfolio was 94.6% current (i.e., not more than 30 days past due).

Property Management

In exchange for management fees, Wyndham Vacation Resorts, itself or through a Wyndham Vacation Resorts affiliate, manages Club Wyndham Plus, the majority of property owners' associations at resorts in which Wyndham Vacation Resorts develops, markets and sells VOIs, and property owners' associations at resorts developed by third parties. Wyndham Vacation Resorts or its affiliate manages the reservation system and provides owner services and billing and collections services on behalf of the Club Wyndham Plus trust. The term of the management agreement under which Wyndham Vacation Ownership manages the Club Wyndham Plus program is for five years and is automatically renewed for successive terms of five years, provided the trustee under the program does not serve notice of termination to Wyndham Vacation Ownership at the end of any calendar year.

On behalf of each of the property owners' associations, Wyndham Vacation Ownership or its affiliates generally provide day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners' associations. The terms of the property management agreements with each of the property owners' associations at resorts in which Wyndham Vacation Resorts develops, markets and sells VOIs vary; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms.

In exchange for management fees, WorldMark by Wyndham, itself or through a WorldMark by Wyndham affiliate, serves as the exclusive property manager and servicing agent of WorldMark, the Club and WorldMark, South Pacific Club and all resort units owned or operated by these Clubs. On behalf of the Clubs, WorldMark by Wyndham or its affiliate provides day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services. WorldMark by Wyndham or its affiliate also manages the reservation system for the Clubs, and provides owner services and billing and collections services. The initial term of the management agreement is for three years and is automatically renewed annually for one year provided the trustee under the program does not serve notice of termination to WorldMark by Wyndham prior to expiration of the then current term.

In exchange for management fees, SVC Hospitality, LLC, a direct subsidiary of Shell Vacations LLC, itself or through its affiliates, serves as the exclusive manager of Shell Owners Clubs American, Hawaii, Pacific and West (collectively, the “Shell Vacations Club”), and as the managing agent for many of the affiliated property owners' associations. SVC Hospitality, LLC, or its affiliates, provides day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of units, and certain accounting and administrative services. The management agreements for the Shell Vacations Club are subject to auto-renewal every three to five years, provided that Shell Vacations Club does not serve notice of termination prior to expiration of the then current term. Such notice requires the affirmative vote of the members in the association.

In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $460 million, $424 million and $405 million, during 2012, 2011 and 2010, respectively. Management fee revenues were $225 million, $198 million and $183 million during 2012, 2011 and 2010, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $235 million, $226 million and $222 million, respectively, during 2012, 2011 and 2010. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income.

WAAM

In 2010, we introduced WAAM 1.0 which is a fee-for service timeshare sales model designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory within the current real estate market without assuming the significant cost that accompanies property acquisition or new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. WAAM 1.0 enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service property management business.

In addition to the WAAM 1.0 business model, and in keeping with our efforts to leverage the abundance of already developed inventory while minimizing our use of capital, in 2012, we introduced WAAM 2.0. This strategy enables us to acquire and own completed units close to the timing of the sales of these units and will significantly reduce the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. WAAM 2.0 sales are recorded by us as VOI sales and as such, we are able to offer the purchaser of the VOI the option of financing with us. Inventory is recorded on our balance sheet at the time we are committed to purchase such inventory, which generally coincides with the time of registration.

Strategies

Wyndham Vacation Ownership is strategically focused on the following objectives that we believe are essential to our business:

•	maximizing cash flow;

•	further strengthening the financial profile of the business through the continued development of alternative business models, such as WAAM;

•	driving greater sales and marketing efficiencies at all levels, including new owner channels; and

•	delivering “Count On Me!” service to our customers, partners and associates.

Seasonality

We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from spring and summer travelers. Revenues from sales of VOIs therefore are generally higher in the second and third quarters than in other quarters. We cannot predict whether these seasonal trends will continue in the future.

Competition

The vacation ownership industry is highly competitive and is comprised of a number of companies specializing primarily in sales and marketing, consumer financing, property management and development of vacation ownership properties. In addition, a number of other national hospitality chains develop and sell VOIs to consumers.

TRADEMARKS

Our brand names and related trademarks, service marks, logos and trade names are very important to the businesses that make up our Wyndham Hotel Group, Wyndham Exchange & Rentals and Wyndham Vacation Ownership business units. Our subsidiaries actively use or license for use all significant marks, and we own or have exclusive licenses to use these marks. We register the marks that we own in the United States Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.

EMPLOYEES

As of December 31, 2012, we had approximately 32,500 employees, including approximately 10,500 employees outside of the U.S. As of December 31, 2012, our lodging business had approximately 7,300 employees, our vacation exchange and rentals business had approximately 9,100 employees, our vacation ownership business had approximately 15,500 employees and our corporate group had approximately 600 employees. Approximately 7% of our employees are subject to collective bargaining agreements governing their employment with our company.

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

•
the quality of the services provided by franchisees, affiliated resorts in our vacation exchange business, properties in our vacation rentals business and/or resorts in which we sell vacation ownership interests may adversely affect our image, reputation and brand value;

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

We may not be able to achieve our growth and performance objectives.
We may not be able to achieve our growth and performance objectives for increasing our earnings and cash flows, the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members in our vacation exchange business, the number of rental weeks sold by our vacation rentals business and the number of tours and new owners generated and vacation ownership interests sold by our vacation ownership business.
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

We are subject to risks related to our vacation ownership receivables portfolio.
We are subject to risks that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interests; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not, in all instances, sufficient to cover the outstanding debt.

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
Any adverse outcome resulting from the financial instability or performance of European economies, the instability of the Euro currency and the related volatility on foreign exchange and interest rates could have an effect on our results of operations, financial position or cash flows.

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
We are a borrower of funds under our credit facilities, credit lines, senior notes and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel branded under one of our Wyndham Hotel Group brands. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, our securitization of certain of our assets, our surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

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

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company's privacy and security policies with respect to such information, could adversely affect us.
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

Wyndham Hotel Group

The main corporate operations of our lodging business share office space in our corporate headquarters leased by Wyndham in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouses in Saint John, New Brunswick, Canada; Aberdeen, South Dakota; and Phoenix, Arizona pursuant to leases that expire in 2013, 2016 and 2017, respectively. In addition, our lodging business has 9 leases for office space in various countries outside the U.S. with varying expiration dates ranging between 2013 and 2021. Our lodging business also has 5 leases for office space within the U.S. with varying expiration dates ranging between 2013 and 2015. All leases that are due to expire in 2013 are presently under review related to our ongoing requirements.

Wyndham Exchange & Rentals

Our vacation exchange and rentals business has its main corporate operations at a leased office in Parsippany, New Jersey. Such lease has been extended on a month to month basis until such time as we move into a new leased facility which is currently under construction in Parsippany, New Jersey which has an estimated completion date in 2013 and a lease term through 2028. Our vacation exchange business also owns five properties located in the U.S., Ireland, United Kingdom, Mexico and Portugal. Our vacation exchange business also has one other leased office located within the U.S. pursuant to a lease that expires in 2014 and 21 additional leased spaces in various countries outside the U.S. pursuant to leases that expire generally between 1 and 3 years except for 3 leases that expire between 2016 and 2020. Our vacation rentals business' operations are managed in twenty-three owned locations (of which 14 are located in the U.S., 5 are located in Denmark, 3 are located in the United Kingdom and 1 is located in Italy), four main leased locations in the U.S., United Kingdom, Denmark and Netherlands and 122 smaller leased offices throughout Europe and the U.S. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2021. All leases that are due to expire in 2013 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which begin to expire in 2024. Our vacation ownership business also owns a contact center facility in Redmond, Washington as well as leased space in Springfield, Missouri; Chicago, Illinois and Las Vegas, Nevada with various expiration dates. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2018 and in Northbrook Illinois that expires in 2020. In addition, the vacation ownership business leases approximately 74 marketing and sales offices, of which approximately 66 are located throughout the U.S. with varying expiration dates, and 8 offices located in Australia that expire between 2013 and 2015, with the exception of the main corporate operations in Bundall, Australia that expires in 2018.

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

PART II

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2013, the number of stockholders of record was 6,718. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2012 and 2011.

2012	High	Low
First Quarter	$46.51	$36.87
Second Quarter	52.74	44.81
Third Quarter	54.32	48.45
Fourth Quarter	55.04	48.83

2011	High	Low
First Quarter	$32.13	$28.13
Second Quarter	34.97	30.78
Third Quarter	35.40	25.38
Fourth Quarter	38.09	26.92

Dividend Policy

During 2012 and 2011, we paid a quarterly dividend of $0.23 and $0.15, respectively, per share of Common Stock issued and outstanding on the record date for the applicable dividend. During January 2013, our Board of Directors authorized an increase of quarterly dividends to $0.29 per share beginning with the dividend expected to be declared during the first quarter 2013. Our dividend payout ratio is now approximately 32% of the midpoint of our estimated 2013 net income after certain adjustments. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 1 – 31, 2012	1,242,000	$53.30	1,242,000	$591,457,786
November 1 – 30, 2012	1,088,155	49.72	1,088,155	537,356,946
December 1 – 31, 2012(*)	591,094	51.20	591,094	507,095,080
Total	2,921,249	$51.54	2,921,249	$507,095,080

(*)    Includes 83,231 shares purchased for which the trade date occurred during December 2012 while settlement occurred during January 2013.

We expect to generate annual net cash provided by operating activities less capital expenditures of approximately $750 million in 2013. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since increased the capacity of the program four times, most recently on April 18, 2012 by $750 million, bringing the total authorization under the program to $2.25 billion as of December 31, 2012. During 2012, repurchase capacity increased $13 million from proceeds received from stock option exercises. Such repurchase capacity will continue to be increased by proceeds received from future stock option exercises.

During the period January 1, 2013 through February 14, 2013, we repurchased an additional 1.4 million shares at an average price of $56.81 for a cost of $78 million. We currently have $429 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Commission.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) for the period from December 31, 2007 to December 31, 2012.  The graph assumes that $100 was invested on December 31, 2007 and all dividends and other distributions were reinvested.

Cumulative Total Return

	12/07	12/08	12/09	12/10	12/11	12/12
Wyndham Worldwide Corporation	100.00	28.26	88.72	134.40	172.94	247.87
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Hotels, Resorts & Cruise Lines	100.00	51.88	80.85	123.93	100.06	125.26

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data (in millions):
Net revenues	$4,534	$4,254	$3,851	$3,750	$4,281
Expenses:
Operating and other (a)	3,482	3,246	2,947	2,916	3,422
Goodwill and other impairments	8	57	4	15	1,426
Restructuring costs	7	6	9	47	79
Depreciation and amortization	185	178	173	178	184
Operating income/(loss)	852	767	718	594	(830)
Other income, net	(8)	(11)	(7)	(6)	(11)
Interest expense	132	140	137	114	80
Early extinguishment of debt	108	12	30	—	—
Interest income	(8)	(24)	(5)	(7)	(12)
Income/(loss) before income taxes	628	650	563	493	(887)
Provision for income taxes (b)	229	233	184	200	187
Net income/(loss)	399	417	379	293	(1,074)
Net loss attributable to noncontrolling interest	1	—	—	—	—
Net income/(loss) attributable to Wyndham shareholders	$400	$417	$379	$293	$(1,074)
Per Share Data (c)
Basic
Net income/(loss)	$2.80	$2.57	$2.13	$1.64	$(6.05)
Diluted
Net income/(loss)	$2.75	$2.51	$2.05	$1.61	$(6.05)
Dividends
Cash dividends declared per share	$0.92	$0.60	$0.48	$0.16	$0.16
Balance Sheet Data (in millions):
Securitized assets (d)	$2,543	$2,638	$2,865	$2,755	$2,929
Total assets	9,463	9,023	9,416	9,352	9,573
Securitized debt (e)	1,960	1,862	1,650	1,507	1,810
Long-term debt	2,602	2,153	2,094	2,015	1,984
Total equity	1,931	2,232	2,917	2,688	2,342
Operating Statistics: (f)
Lodging (g)
Number of rooms (h)	627,400	613,100	612,700	597,700	592,900
RevPAR	$34.80	$33.34	$31.14	$30.34	$35.74
Vacation Exchange and Rentals (i)
Average number of members (in 000s)	3,674	3,750	3,753	3,782	3,670
Exchange revenue per member	$179.68	$179.59	$177.53	$176.73	$198.48
Vacation rental transactions (in 000s)	1,392	1,347	1,163	964	936
Average net price per vacation rental	$504.55	$530.78	$425.38	$477.38	$528.95
Vacation Ownership (j)
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$1,781,000	$1,595,000	$1,464,000	$1,315,000	$1,987,000
Tours	724,000	685,000	634,000	617,000	1,143,000
Volume Per Guest (“VPG”)	$2,324	$2,229	$2,183	$1,964	$1,602

(a)
Includes operating, cost of VOIs, consumer financing interest, marketing and reservation and general and administrative expenses. During 2012, 2011, 2010, 2009 and 2008, general and administrative expenses include $5 million of a net benefit, $12 million of a net benefit, $54 million of a net expense, $6 million of a net expense and $18 million of a net benefit, respectively, from the resolution of and adjustment to certain contingent liabilities and assets.

During 2008, general and administrative expenses include charges of $24 million due to currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business.

(b)
The difference in our 2008 effective tax rate is primarily due to (i) the non-deductibility of the goodwill impairment charge recorded during 2008, (ii) charges in a tax-free zone resulting from currency conversion losses related to the transfer of cash from our Venezuelan operations at our vacation exchange and rentals business and (iii) a non-cash impairment charge related to the write-off of an investment in a non-performing joint venture at our vacation exchange and rentals business. See Note 7 — Income Taxes for detailed reconciliations of our effective tax rates for 2012, 2011 and 2010.

(c)
This calculation is based on basic and diluted weighted average shares of 143 million and 145 million, respectively, during 2012, 162 million and 166 million, respectively, during 2011, 178 million and 185 million, respectively, during 2010, 179 million and 182 million, respectively, during 2009 and 178 million during 2008.

(d)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 14 — Transfer and Servicing of Financial Assets for further information.

(e)	Represents debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us.

(f)	See “Operating Statistics” within Item 7 — Management’s Discussion and Analysis for descriptions of our operating statistics.

(g)
U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands were acquired on July 18, 2008, the Tryp hotel brand was acquired on June 30, 2010. The results of operations of these businesses have been included from their acquisition dates forward.

(h)	The amounts in 2009 and 2008 also included approximately 3,000 rooms affiliated with the Wyndham Hotels and Resorts brand for which we received a fee for reservation and/or other services provided.

(i)
Hoseasons Holdings Ltd. was acquired on March 1, 2010, ResortQuest International, LLC was acquired on September 30, 2010, James Villa Holdings Ltd. was acquired on November 30, 2010, two tuck-in acquisitions during the third quarter of 2011 and Smoky Mountain Property Management Group was acquired on August 1, 2012. The results of operations of these businesses have been included from their acquisition dates forward.

(j)	Shell Vacations Club was acquired on September 13, 2012. The results of operations of this business have been included from its acquisition date forward.

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

ACQUISITIONS (2008 – 2012)

Between January 1, 2008 and December 31, 2012, we completed the following acquisitions, the results of operations and financial position of which have been included beginning from the relevant acquisition dates:

•	Oceana Resorts (December 2012)

•	Shell Vacations Club (September 2012)

•	Smoky Mountain Property Management Group (August 2012)

•	Two vacation rentals tuck-in acquisitions (Third quarter 2011)

•	James Villa Holdings Ltd. (November 2010)

•	ResortQuest International, LLC (September 2010)

•	Tryp hotel brand (June 2010)

•	Hoseasons Holdings Ltd. (March 2010)

•	U.S. Franchise Systems, Inc. and its Microtel Inns & Suites and Hawthorn Suites hotel brands (July 2008)

See Note 4 to the Consolidated Financial Statements for a discussion of the acquisitions completed during 2012 and 2011.

IMPAIRMENT & RESTRUCTURING CHARGES

During 2012, we recorded an $8 million non-cash asset impairment charge at our vacation exchange and rentals business resulting from the decision to rebrand the ResortQuest and Steamboat Resorts tradenames to the Wyndham Vacation Rentals brand. In addition, we recorded restructuring costs of $7 million related to organizational realignment initiatives commenced during 2012 at our vacation exchange and rentals and vacation ownership businesses.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following three segments:

•
Lodging—primarily franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

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

RESULTS OF OPERATIONS
Lodging

Our franchising business is designed to generate revenues for our hotel owners through the delivery of reservations to the hotel and the delivery of certain services such as training and guest services.

We enter into agreements to franchise our lodging brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are primarily comprised of royalty, marketing and reservation fees. Royalty, marketing and reservation fees are typically a percentage of gross room revenues of each franchised hotel. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

Our franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, e-commerce channels such as our brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses on the Consolidated Statements of Income.

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
We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 20 years. Our management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract. Management fee revenues are recorded as a component of franchise fee revenues on the Consolidated Statements of Income. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Such reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The reimbursable costs, which principally relate to payroll costs for operational employees at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin. As a result, these reimbursable costs have little to no effect on our operating income. Management fee revenues and revenues related to payroll reimbursements were $7 million and $91 million, respectively, during 2012, $7 million and $79 million, respectively, during 2011 and $5 million and $77 million, respectively, during 2010.
We currently own two hotels which are located in key business and leisure markets. Revenues earned from our owned hotels are comprised of (i) gross room nights; (ii) food and beverage services; and (iii) on-site spas, casinos, golf and shop revenues. We are responsible for all the operations of the hotels and recognized all revenues and expenses of these hotels.

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

Vacation Exchange and Rentals
As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals of VOIs to trade their intervals for certain other intervals within our vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represents the annual membership fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within our vacation exchange business and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties within our vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees for inventory. For the less than 10% of properties that we generally own, manage or operate under long-term capital or operating leases, we receive 100% of the revenues. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the service provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2012, 2011 and 2010 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties we generally own, manage or operate under long-term capital or operating leases and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.
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

Vacation Ownership
We develop, market and sell VOIs to individual consumers, provide property management services at resorts and provide consumer financing in connection with the sale of VOIs. Our vacation ownership business derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or developer-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting as prescribed in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.
We also offer consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of VOI sales on the Consolidated Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Income.
We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $460 million, $424 million and $405 million, during 2012, 2011, and 2010, respectively. Management fee revenues were $225 million, $198 million and $183 million during 2012, 2011 and 2010, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $235 million,$226 million and $222 million, respectively, during 2012, 2011 and 2010. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2012, 2011 and 2010, one of the associations that we manage paid Wyndham Exchange & Rentals $19 million for exchange services.
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

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2012 and 2011. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2012	2011	% Change
Lodging
Number of rooms (a)	627,400	613,100	2.3
RevPAR (b)	$34.80	$33.34	4.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,674	3,750	(2.0)
Exchange revenue per member (d)	$179.68	$179.59	0.1
Vacation rental transactions (in 000s) (e) (f)	1,392	1,347	3.3
Average net price per vacation rental (f) (g)	$504.55	$530.78	(4.9)
Vacation Ownership (h)
Gross VOI sales (in 000s) (i) (j)	$1,781,000	$1,595,000	11.7
Tours (k)	724,000	685,000	5.7
VPG (l)	$2,324	$2,229	4.3

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

(d)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.  Excluding the impact of foreign exchange movements, exchange revenue per member was up 1.6%.

(e)
Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through us. One rental transaction is recorded for each standard one-week rental.

(f)
Includes the impact from the acquisition of Smoky Mountain Property Management Group ("Smoky Mountain") (August 2012) and two tuck-in acquisitions (third quarter 2011) from the acquisition date forward. Therefore, the operating statistics for 2012 are not presented on a comparable basis to the 2011 operating statistics.

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental was up 0.1%.

(h)
Includes the impact of the acquisition of Shell Vacations Club ("Shell") (September 2012) from the acquisition date forward. Therefore, the operating statistics for 2012 are not presented on a comparable basis to the 2011 operating statistics.

(i)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”), before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(j)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2012	2011
Gross VOI sales (1)	$1,781	$1,595
Less: WAAM 1.0 sales (2)	(49)	(106)
Gross VOI sales, net of WAAM 1.0 sales	1,732	1,489
Less: Loan loss provision	(409)	(339)
Vacation ownership interest sales	$1,323	$1,150

(1)
For the year ended December 31, 2012, includes $99 million of gross VOI sales under our WAAM 2.0 sales model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser.  This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.  We implemented this sales model during the second quarter of 2012.

(2)
Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM 1.0 commission revenues amounted to $33 million and $65 million during 2012 and 2011, respectively.

(k)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(l)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $97 million and $68 million during 2012 and 2011, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Our consolidated results are as follows:

	Year Ended December 31,
	2012	2011	Favorable/(Unfavorable)
Net revenues	$4,534	$4,254	$280
Expenses	3,682	3,487	(195)
Operating income	852	767	85
Other income, net	(8)	(11)	(3)
Interest expense	132	140	8
Early extinguishment of debt	108	12	(96)
Interest income	(8)	(24)	(16)
Income before income taxes	628	650	(22)
Provision for income taxes	229	233	4
Net loss attributable to noncontrolling interest	1	—	1
Net income attributable to Wyndham shareholders	$400	$417	$(17)

Net revenues increased $280 million (6.6%) during 2012 compared to the same period as last year primarily resulting from:

•	a $155 million increase at our vacation ownership business primarily from higher net VOI sales;

•
a $112 million increase (excluding intersegment revenues) at our lodging business primarily from (i) higher royalty, marketing and reservation and Wyndham Rewards revenues resulting from stronger RevPar; (ii) the impact of a change in the classification of fees to revenues from expenses; and (iii) incremental hotel revenues associated with the Wyndham Grand hotel in Orlando ("Bonnet Creek hotel"), which opened in the fourth quarter of 2011 and the Wyndham Rio Mar Beach Resort and Spa ("Rio Mar hotel"), which we assumed ownership control of in the fourth quarter of 2012; and

•	$63 million of incremental revenues from acquisitions at our vacation ownership and vacation exchange and rentals businesses.
Such revenue increases were partially offset by $48 million of unfavorable foreign currency translation at our vacation exchange and rentals business.

Expenses increased $195 million (5.6%) principally reflecting:

•	$169 million of higher expenses from operations primarily associated with the revenue increases;

•	$54 million of incremental expenses from acquisitions;

•	$31 million resulting from the absence of a net benefit from a refund of value added taxes during 2011;

•	$15 million of incremental expenses associated with a change in the classification of fees to revenues from expenses;

•	$8 million from the resolution of and adjustment to certain contingent liabilities and assets; and

•	an $8 million non-cash asset impairment charge at our vacation exchange and rentals business.
Such expense increases were partially offset by the absence of $57 million of non-cash asset impairment charges at our lodging business recorded during 2011 and a favorable impact of $35 million resulting from foreign currency at our vacation exchange and rentals business.
Other income, net decreased $3 million primarily due to the absence of a $4 million gain in 2011 resulting from the redemption of a preferred stock investment allocated to us in connect with our Separation.
Interest expense decreased $8 million primarily due to lower interest costs on long-term debt resulting from our debt refinancing during the first quarter of 2012 and the absence of interest expense related to value added taxes incurred during the second quarter of 2011.
Interest income decreased $16 million due to the absence of interest received during 2011 related to a refund of value-added taxes at our vacation exchange and rentals business.

Early extinguishment of debt costs increased $96 million primarily due to $108 million of incremental costs incurred as a result of our debt refinancing during 2012 compared to $12 million of costs incurred as a result of our early repayment of convertible notes during 2011.
Our effective tax rate increased from 35.8% in 2011 to 36.5% in 2012 primarily due to higher state taxes offset by lower taxes on foreign income.
As a result of these items, net income attributable to Wyndham shareholders decreased $17 million (4.1%) as compared to 2011.
During 2013, we expect:
•net revenues of $4.93 billion to $5.1 billion;
•depreciation and amortization of $217 million to $222 million; and
•interest expense, net (excluding early extinguishment of debt costs) of $125 million to $130 million.
Following is a discussion of the 2012 results of each of our segments and Corporate and Other compared to 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012		2011		% Change
Lodging	$890	$749	18.8	$272	(b)	$157	(g)	73.2
Vacation Exchange and Rentals	1,422	1,444	(1.5)	328	(c)	368	(h)	(10.9)
Vacation Ownership	2,269	2,077	9.2	549	(d)	515	(i)	6.6
Total Reportable Segments	4,581	4,270	7.3	1,149		1,040		10.5
Corporate and Other (a)	(47)	(16)	*	(104)	(e)	(84)	(e)	*
Total Company	$4,534	$4,254	6.6	1,045		956		9.3
Less: Depreciation and amortization				185		178
Interest expense				132		140	(j)
Early extinguishment of debt				108	(f)	12	(k)
Interest income				(8)		(24)	(l)
Income before income taxes				$628		$650

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(c)
Includes (i) a non-cash impairment charge of $8 million for the write-down of the ResortQuest and Steamboat Resorts tradenames, (ii) $5 million of restructuring costs incurred as a result of organizational realignment initiatives commenced during 2012, (iii) a $2 million benefit related to the reversal of an allowance associated with a previously divested asset and (iv) $1 million of acquisition costs incurred in connection with the acquisition of Oceana Resorts and a tuck-in acquisition (December 2012).

(d)	Includes (i) $2 million of restructuring costs and (ii) $1 million of acquisition costs incurred in connection with our acquisition of Shell during September 2012.

(e)
Includes (i) $5 million and $16 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation during 2012 and 2011, respectively, and (ii) $109 million and $100 million of corporate costs during 2012 and 2011, respectively.

(f)	Represents costs incurred for the early repurchase of a portion of our 9.875% senior unsecured notes and 6.00% senior unsecured notes.

(g)
Includes non-cash impairment charges of (i) $44 million primarily related to the write-down of certain franchise and management agreements and development advance notes and (ii) $13 million related to a write-down of an international joint venture.

(h)
Includes (i) a $31 million net benefit resulting from a refund of value added taxes, (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced during 2010 and (iii) a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(i)	Includes a $1 million benefit for reversal of costs incurred as a result of various strategic initiatives commenced during 2008.

(j)	Includes $3 million of interest related to value added tax accruals.

(k)	Represents costs incurred for the repurchase of a portion of our convertible notes.

(l)	Includes $16 million of interest income related to a refund of value added taxes.

Lodging

Net revenues increased by $141 million (18.8%) and EBITDA increased $115 million (73.2%) during 2012 compared to the same period last year. Excluding the impact of $57 million of non-cash impairment charges in 2011, EBITDA increased $58 million (27.1%) compared to the same period last year.

Net revenues reflect a $38 million increase in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to a 4.4% increase in RevPAR resulting primarily from stronger occupancy. Net revenues and EBITDA were also favorably impacted by a $19 million increase related to a higher licensing fee charged primarily to our vacation ownership business for the use of the Wyndham tradename. Other franchise fees and ancillary revenues contributed an additional $13 million and $5 million to net revenues and EBITDA, respectively.

The Bonnet Creek hotel, which opened in the fourth quarter of 2011, resulted in a net revenue and EBITDA increase of $25 million and $9 million, respectively. Additionally, the Rio Mar hotel, which we assumed ownership control of during the fourth quarter of 2012, resulted in an incremental increase in net revenues of $11 million and an EBITDA loss of $1 million during 2012.

Net revenues also reflects a $23 million increase due to a change in classification to revenues from operating expenses, primarily for third-party reservation services and a $12 million increase in reimbursable revenues in our hotel management business; both had no impact on EBITDA.

In addition, EBITDA was also unfavorably impacted by $32 million of higher marketing, reservation and Wyndham Rewards expenses resulting primarily from higher revenues and costs associated with the global conference, partially offset by $20 million of lower expenses primarily related to bad debt, information technology and legal fees.

As of December 31, 2012, we had over 7,340 properties and 627,400 rooms in our system.

Additionally, our hotel development pipeline included approximately 930 hotels and 110,700 rooms, of which 56% were international and 59% were new construction as of December 31, 2012.

We expect net revenues of $945 million to $995 million during 2013. In addition, as compared to 2012, we expect our operating statistics during 2013 to perform as follows:

•	RevPAR to be up 4% to 6%; and

•	number of rooms to increase 2% to 4%.
Vacation Exchange and Rentals

Net revenues and EBITDA decreased $22 million (1.5%) and $40 million (10.9%), respectively, during 2012 compared with 2011. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $48 million and $12 million, respectively. EBITDA also was unfavorably impacted by the absence of a $31 million net benefit resulting from a refund of value added taxes recorded during 2011.

Our acquisitions of U.S. vacation rental businesses contributed $26 million of incremental net revenues (inclusive of $9 million of ancillary revenues) and $6 million of incremental EBITDA during 2012, which includes $1 million of acquisition related costs.

Net revenues generated from rental transactions and related services decreased $13 million. Excluding the impact of $17 million of incremental vacation rental revenues from acquisitions and the unfavorable impact of foreign exchange movements of $37 million, net revenues generated from rental transactions and related services increased $7 million primarily due to a 1.2% increase in rental transaction volume driven by market expansion at our Novasol business and organic growth at our Landal GreenParks business resulting from the addition of new managed and franchised parks. Such growth was partially offset by lower volume at our Hoseasons Group business, which we believe was due to lower U.K. consumer spending resulting from the economic uncertainty. Average net price per vacation rental remained flat driven by higher yield at our Hoseasons Group and Landal businesses offset by lower yield at our Novasol business.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $13 million. Excluding an unfavorable impact of $10 million from foreign exchange movements, exchange and related service revenues declined $3 million as the impact of a 2.0% decline in the average number of members driven by the non-renewal of an affiliation agreement at the beginning of 2012 was partially offset by a 1.6% increase in exchange revenue per member primarily resulting from an increase in revenues derived from new products and new affiliate club servicing programs as well as an increase in exchange fees.

In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	an $8 million non-cash impairment charge resulting from our decision to rebrand the ResortQuest and Steamboat Resort brand businesses to the Wyndham Vacation Rentals brand;

•	$5 million of expenses related to organizational realignment initiatives recorded during 2012;

•	a $5 million unfavorable impact from foreign exchange transactions and foreign exchange hedging contracts; and

•	$3 million of higher marketing costs.

Such decreases to EBITDA were partially offset by:

•	the absence of $7 million of costs related to organizational realignment initiatives recorded during 2011;

•	a $4 million settlement of a business disruption claim received during 2012 related to the Gulf of Mexico oil spill in 2010;

•	the absence of a $4 million loss related to the write-off of foreign exchange translation adjustments resulting from the liquidation of a foreign entity;

•	a $4 million favorable impact from value added taxes; and

•	a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.

We expect net revenues of $1.53 billion to $1.6 billion during 2013. In addition, as compared to 2012, we expect our operating statistics during 2013 to perform as follows:

•	vacation rental transactions to increase 6% to 9%;

•	average net price per vacation rental to increase 6% to 9%;

•	average number of members to be flat; and

•	exchange revenue per member to increase 1% to 3%.

Vacation Ownership

Net revenues and EBITDA increased $192 million (9.2%) and $34 million (6.6%), respectively, during 2012 compared with 2011. The acquisition of Shell during the third quarter of 2012 contributed $37 million of net revenues and $4 million of EBITDA.

Gross sales of VOIs, net of WAAM 1.0 sales, increased $244 million (16.4%) of which $99 million is related to WAAM 2.0 sales and $14 million is due to the Shell acquisition. WAAM 2.0, which was implemented during the second quarter of 2012, enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. The increase in gross VOI sales is principally due to a 5.8% increase in tour flow and a 4.3% increase in VPG. The increase in tour flow reflects our focus on marketing programs directed towards new owner generation, while the change in VPG is attributable to higher pricing due to better yield management and improved close rates resulting from our VIP incentive marketing program and credit pre-screening program. Our provision for loan losses increased $70 million primarily as a result of the increase in gross VOI sales and higher default rate trends as compared to our historical trends. In addition, net revenues were favorably impacted by an $8 million increase in ancillary revenues resulting from higher fees generated by non-core operations. Net revenues and EBITDA generated by WAAM 1.0 decreased by $32 million and $8 million, respectively, due to a shift in sales mix to WAAM 2.0 sales.

Property management revenues and EBITDA increased $36 million and $7 million, respectively. The revenue increase is primarily the result of (i) $20 million on incremental revenues from the Shell acquisition, (ii) higher reimbursable revenues resulting from increased operating expenses and (iii) higher management fees. Such increase in reimbursable revenues had no impact on EBITDA. The increase in EBITDA is primarily due to the Shell acquisition.

Consumer financing revenues and EBITDA increased $6 million and $8 million, respectively. Excluding $5 million of incremental revenues and EBITDA contributed by the Shell acquisition, revenues and EBITDA increased $1 million and $3 million, respectively, principally due to higher weighted average interest rates earned on contract receivables, partially offset by a lower average portfolio balance of such receivables. Net interest income margin was 78%, flat compared to 2011 due to (i) a reduction in our weighted average interest rate on our securitized debt to 4.8% from 5.5% and (ii) higher weighted average interest rates earned on our contract receivables portfolio, offset by $151 million of increased average borrowings on our securitized debt facilities due to higher advance rates.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses primarily resulting from:

•	$59 million of increased marketing expenses due to increased tours for new owner generation and a higher intersegment charge from the lodging business for use of the Wyndham trade name;

•	$52 million of increased sales commission and administration costs due to higher VOI sales; and

•	$32 million of increased general and administrative expenses, primarily from higher employee and IT related costs.

We expect net revenues of $2.43 billion to $2.55 billion during 2013. In addition, as compared to 2012, we expect our operating statistics during 2013 to perform as follows:

•	gross VOI sales to be $1.88 billion to $1.98 billion (including $150 million to $170 million in WAAM sales);

•	tours to increase 5% to 8%; and

•	VPG to increase 2% to 4%.

Corporate and Other

Corporate and Other revenues decreased $31 million during 2012 compared with 2011 resulting from the elimination of intersegment revenues primarily due to an increase in the license fee charged between the Lodging and Vacation Ownership segments for use of the Wyndham trademark.

Corporate expenses increased $20 million during 2012 compared with 2011. Corporate expenses include $5 million and $16 million of a net benefit during 2012 and 2011, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation. Excluding the impact of these net benefits, corporate expenses increased $9 million due primarily to higher employee related costs.

We expect corporate expenses of approximately $115 million to $120 million during 2013.  Such expenses primarily reflect continued investment in information technology, information systems security enhancements and employee related costs.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2011 and 2010. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2011	2010	% Change
Lodging
Number of rooms (a)	613,100	612,700	0.1
RevPAR (b)	$33.34	$31.14	7.1
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,750	3,753	(0.1)
Exchange revenue per member (d)	$179.59	$177.53	1.2
Vacation rental transactions (in 000s) (e) (f)	1,347	1,163	15.8
Average net price per vacation rental (f) (g)	$530.78	$425.38	24.8
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$1,595,000	$1,464,000	8.9
Tours (j)	685,000	634,000	8.0
VPG (k)	$2,229	$2,183	2.1

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

(h)
Represents total sales of VOIs, including sales under the WAAM, before the net effect of POC accounting and loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

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

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $68 million and $80 million during 2011 and 2010, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010
Our consolidated results comprised the following:

	Year Ended December 31,
	2011	2010	Favorable/(Unfavorable)
Net revenues	$4,254	$3,851	$403
Expenses	3,487	3,133	(354)
Operating income	767	718	49
Other income, net	(11)	(7)	4
Interest expense	140	137	(3)
Early extinguishment of debt	12	30	18
Interest income	(24)	(5)	19
Income before income taxes	650	563	87
Provision for income taxes	233	184	(49)
Net income	$417	$379	$38
Net revenues increased $403 million (10.5%) during 2011 compared with the same period last year primarily resulting from:

•	$195 million of incremental revenues primarily related to vacation rental acquisitions;

•
$98 million of higher revenues from our vacation ownership business primarily due to increased VOI sales, WAAM revenues and property management fees, partially offset by the impact of a change in the reporting of fees related to incidental VOI operations;

•
$56 million of higher revenues in our lodging business due primarily from higher royalty, marketing and reservation and Wyndham Rewards revenues resulting from stronger RevPAR and the impact of a change in the classification of third-party reservation fees from marketing expenses.

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

Such expense increases were partially offset by (i) a $31 million net benefit resulting from a refund of value added taxes at our vacation exchange and rentals business and (ii) $19 million of decreased litigation costs at our vacation ownership business.
Other income, net increased by $4 million during 2011 primarily due to a gain on the redemption of a preferred stock investment allocated to us in connection with our Separation.
Interest expense increased $3 million during 2011 compared with the same period last year primarily as a result of an increase in our long-term debt borrowings.
Early extinguishment of debt costs decreased $18 million primarily due to the absence of $16 million of costs incurred during 2010 resulting from the early termination of our term loan and revolving foreign credit facilities.
Interest income increased $19 million during 2011 primarily due to $16 million of interest received in the third quarter of 2011 related to a refund of value added taxes at our vacation exchange and rentals business.
Our effective tax rate increased from 32.7% during 2010 to 35.8% during 2011 primarily due to the reduction of benefits recognized in 2011 relating to the utilization of certain cumulative foreign tax credits.
As a result of these items, our net income increased $38 million (10.0%) compared to 2010.

Following is a discussion of the 2011 results of each of our segments and Corporate and Other compared to 2010:

	Net Revenues			EBITDA
	2011	2010	% Change	2011		2010		% Change
Lodging	$749	$688	8.9	$157	(b)	$189	(i)	(16.9)
Vacation Exchange and Rentals	1,444	1,193	21.0	368	(c)	293	(j)	25.6
Vacation Ownership	2,077	1,979	5.0	515	(d)	440	(k)	17.0
Total Reportable Segments	4,270	3,860	10.6	1,040		922		12.8
Corporate and Other (a)	(16)	(9)	*	(84)	(e)	(24)	(e)	*
Total Company	$4,254	$3,851	10.5	956		898		6.5
Less: Depreciation and amortization				178		173
Interest expense				140	(f)	137
Early extinguishment of debt				12	(g)	30	(l)
Interest income				(24)	(h)	(5)
Income before income taxes				$650		$563

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)
Includes non-cash impairment charges of $44 million primarily related to the write-down of certain franchise and management agreements and development advance notes and $13 million related to a write-down of an international joint venture.

(c)
Includes (i) a $31 million net benefit resulting from a refund of value added taxes, (ii) $7 million of restructuring costs incurred in connection with a strategic initiative commenced during 2010 and (iii) a $4 million charge related to the write-off of foreign exchange translation adjustments associated with the liquidation of a foreign entity.

(d)	Includes a $1 million benefit for the reversal of costs incurred as a result of various strategic initiatives commenced during 2008.

(e)
Includes $100 million and $78 million of corporate costs during 2011 and 2010, respectively, and $16 million and $54 million of a net benefit and related to the resolution of and adjustment to certain contingent liabilities and assets during 2011 and 2010, respectively.

(f)	Includes $3 million of interest related to value added tax accruals.

(g)	Represents costs incurred for the repurchase of a portion of our convertible notes.

(h)	Includes $16 million of interest income related to a refund of value added taxes.

(i)	Includes $1 million related to costs incurred in connection with our acquisition of the Tryp hotel brand during June 2010.

(j)
Includes (i) restructuring costs of $9 million and (ii) $6 million related to costs incurred in connection with our acquisitions of Hoseasons during March 2010, ResortQuest during September 2010 and James Villa Holidays during November 2010.

(k)
Includes a non-cash impairment charge of $4 million during 2010 to reduce the value of certain vacation ownership properties and related assets held for sale that are no longer consistent with our development plans.

(l)	Represents costs incurred for the repurchase of a portion of our convertible notes and early termination of our term loan facility.

Lodging

Net revenues increased by $61 million (8.9%) and EBITDA decreased by $32 million (16.9%) during 2011 compared with 2010. Excluding the impact of $57 million of non-cash asset impairment charges, EBITDA increased $25 million (13.2%). The impairment charges consisted of a write-down of (i) $30 million of management agreements, development advance notes and other receivables which are primarily due to operating and cash flow difficulties at several managed properties within the Wyndham brand, (ii) $14 million of franchise and management agreements resulting from the loss of certain properties which were part of the 2005 acquisition of the Wyndham brand and (iii) a $13 million investment in an international joint venture due to an impairment of cash flows as a result of our partner’s indirect relationship with the Libyan government.
Net revenues and EBITDA were favorably impacted by $5 million and $3 million, respectively, as a result of the Tryp hotel brand acquisition in the second quarter of 2010.
Excluding the impact of the Tryp acquisition, net revenues reflects a $60 million increase in royalties, marketing and reservation and Wyndham Rewards fees primarily due to (i) a 6.1% increase in RevPAR resulting from stronger occupancy and daily rates, (ii) an increase in our international system size and (iii) the impact of a $28 million increase related to a change in the classification of third-party reservation fees to revenues from marketing expenses, which were misclassified as contra expenses in prior periods. This change in classification had no impact on EBITDA. Net revenue was also favorably impacted by $5 million related due to the opening of our Bonnet Creek hotel in the fourth quarter of 2011. Such increases were partially offset by a $9 million decrease in ancillary services revenues and other franchise fees.

In addition, EBITDA was also unfavorably impacted by (i) $32 million of higher marketing, reservation and Wyndham Rewards expenses resulting primarily from higher revenues and (ii) $8 million of operating and pre-opening costs for our Bonnet Creek hotel. Such increase in expenses were partially offset by (i) $24 million of lower costs principally associated with ancillary services and (ii) $10 million of lower bad debt expenses.
As of December 31, 2011, we had approximately 7,210 properties and 613,100 rooms in our system. Additionally, our hotel development pipeline included approximately 850 hotels and 111,900 rooms, of which 60% were international and 57% were new construction as of December 31, 2011.

Vacation Exchange and Rentals
Net revenues and EBITDA increased $251 million (21.0%) and $75 million (25.6%), respectively, during 2011 compared with 2010. EBITDA was favorably impacted by a $31 million net benefit resulting from a refund of value added taxes and $3 million of lower costs related to organizational realignment initiatives, partially offset by a loss of $4 million related to the write-off of foreign exchange translation adjustments resulting from the liquidation of a foreign entity. A weaker U.S. dollar compared to other foreign currencies contributed $35 million and $9 million in net revenues and EBITDA, respectively.
During the third quarter of 2011, we completed the acquisitions of substantially all of the assets of two vacation rental businesses in Colorado and Florida. This resulted in the addition of over 1,500 units to our portfolio. Our vacation exchange and rentals business offers its leisure travelers access to approximately 100,000 vacation properties worldwide.
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
Gross sales of VOIs, net of WAAM 1.0 sales increased $76 million (5.4%) driven principally by an 8.0% increase in tour flow and a 2.1% increase in VPG. The increase in VPG is attributable to an increase in the average price per transaction, while the change in tour flow reflects our focus on marketing programs directed towards new owner generation. Our provision for loan losses decreased $1 million primarily as a result of improved portfolio performance, partially offset by higher gross VOI sales. In addition, net revenues were unfavorably impacted by a $22 million decrease in ancillary revenues, primarily associated with a misclassification of fees related to incidental VOI operations, partially offset by increased fees generated by other non-core operations. This change in classification from gross basis reporting in revenues to net basis reporting in operating expenses had no impact on EBITDA.
Net revenues and EBITDA generated by WAAM 1.0 increased by $34 million and $11 million, respectively, due to increased commissions earned on $55 million of higher VOI sales under WAAM 1.0.

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

RESTRUCTURING PLANS
2012 Restructuring Plans
During 2012, we committed to an organizational realignment initiative at our vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure partially due to a shift by members to transact online resulting from the enhancements we have made to RCI.com. Also during 2012, we implemented an organizational realignment initiative at our vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. In connection with these initiatives, we recorded $7 million of restructuring costs during 2012, of which $1 million has been paid in cash. As of December 31, 2012, we had a liability of $6 million, all of which is personnel-related, which is expected to be paid in cash by the end of 2013. We anticipate annual net savings from such initiatives of $13 million.
2010 Restructuring Plan
During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During 2012, we reduced our liability with $4 million of cash payments. The remaining liability of $3 million as of December 31, 2012, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. We anticipate annual net savings from such initiative of $8 million.
2008 Restructuring Plan
During 2008, we committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing our need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During 2012, we reduced our liability with $1 million of cash payments. The remaining liability of $2 million as of December 31, 2012, all of which is facility-related, is expected to be paid in cash by January 2014.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2012	December 31, 2011	Change
Total assets	$9,463	$9,023	$440
Total liabilities	7,532	6,791	741
Total equity	1,931	2,232	(301)

Total assets increased $440 million from December 31, 2011 to December 31, 2012 primarily due to:

•
a $175 million increase in property and equipment primarily related to capital expenditures for information technology enhancements, renovations of bungalows at our Landal GreenParks business and the acquisitions completed during 2012, partially offset by current year depreciation;

•	a $145 million increase in intangible assets primarily as a result of acquisitions completed during 2012, partially offset by current year amortization; and

•	a $53 million increase in cash and cash equivalents.

Total liabilities increased $741 million from December 31, 2011 to December 31, 2012 primarily due to:

•
a $449 million net increase in other long-term debt primarily reflecting the issuance of $950 million of senior unsecured notes and $273 million of borrowings on our commercial paper program commenced in October 2012, partially offset by the early repurchase of $650 million of senior unsecured notes and $133 million of lower outstanding borrowings on our revolving credit facility;

•	a $98 million net increase in our securitized vacation ownership debt;

•	a $76 million increase in deferred income taxes primarily related to higher gross VOI sales; and

•	a $47 million increase in other non-current liabilities primarily related to acquisitions completed during 2012.

Total equity decreased $301 million from December 31, 2011 to December 31, 2012 primarily due to $624 million of share repurchases and $135 million of dividends. Such decreases were partially offset by $400 million of net income attributable to Wyndham shareholders.
LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility and commercial paper program. In addition, certain funding requirements of our vacation ownership business are met through the utilization of our bank conduit facility and the issuance of securitized debt to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facility, commercial paper program and continued access to the securitization and debt markets provide us with sufficient liquidity to meet our ongoing needs.
Our five-year revolving credit facility has a total capacity of $1.0 billion and available capacity of $904 million, net of letters of credit as of December 31, 2012. We consider outstanding borrowings under our commercial paper program to be a reduction of the available capacity on our revolving credit facility, as such, the available borrowing capacity under our revolving credit facility was $631 million as of December 31, 2012.
During October 2012, we initiated a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes up to a maximum amount of $500 million. We do not have purchase commitments from buyers for our commercial paper, therefore, our issuances are subject to market demand. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We classify outstanding borrowings under this program as short-term debt and include such borrowings in current portion of long-term debt on our Consolidated Balance Sheet. As of December 31, 2012, we had $273 million of outstanding borrowings and the total available remaining capacity was $227 million.
During August 2012, we renewed our securitized vacation ownership bank conduit facility. Such facility has a two year term and has a total capacity of $650 million and available capacity of $460 million as of December 31, 2012.

CASH FLOW
During 2012 and 2011, we had a net change in cash and cash equivalents of $53 million and ($14) million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2012	2011	Change
Cash provided by/(used in)
Operating activities	$1,004	$1,003	$1
Investing activities	(519)	(256)	(263)
Financing activities	(431)	(753)	322
Effects of changes in exchange rates on cash and cash equivalents	(1)	(8)	7
Net change in cash and cash equivalents	$53	$(14)	$67
Operating Activities
During 2012, net cash provided by operating activities increased $1 million compared to 2011. Net income adjusted for non-cash items contributed $76 million to cash from operations. Such non-cash adjustments to net income were primarily comprised of (i) the loss of early extinguishment of debt, (ii) a higher provision from loan losses and (iii) a decrease in asset impairments.

Cash utilized for working capital (net change in assets and liabilities) decreased $75 million resulting primarily from a $96 million increase in vacation ownership contract receivable due to higher VOI sales. Such increase was partially offset by the absence of a $67 million refund for value added taxes and related interest during 2011 of which $40 million was recognized through working capital and $27 million was included in net income.
Investing Activities
During 2012, net cash used in investing activities increased by $263 million as compared to 2011, which principally reflects:

•	$236 million of higher payments for acquisitions;

•	a $30 million increase in investments primarily related to an additional investment in a joint venture that owned the Rio Mar hotel; and

•	a $30 million reduction in cash received from asset sales primarily related to the absence of the sale of a preferred stock investment during 2011.
Such increases in cash outflows were offset by a $31 million decrease in capital expenditures primarily as a result of the absence of construction costs incurred during 2011 for our Bonnet Creek hotel.

Financing Activities
During 2012, net cash used in financing activities decreased $322 million as compared to 2011, which principally reflects:

•	$696 million of higher proceeds from issuance of notes;

•	$273 million of net proceeds from the issuance of commercial paper;

•	$262 million of lower share repurchases; and

•	$217 million of lower repayments/repurchases of convertible notes.

Such increases in cash inflows were partially offset by:

•	$757 million for the repurchase of notes during the first quarter of 2012;

•	$211 million of lower net proceeds related to non-securitized borrowings;

•	$113 million of higher net payments related to securitized vacation ownership debt; and

•	$35 million of additional dividends paid to shareholders.

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

Convertible Debt. During the second quarter of 2012, we repaid at maturity, our convertible notes with a carrying value of $45 million ($12 million for the convertible notes and $33 million for a related bifurcated conversion feature). Concurrent with the repayment, we settled call options for proceeds of $33 million. As a result of these transactions, we made a net payment of $12 million.
Concurrent with the issuance of our convertible notes in May 2009, we entered into warrant transactions (“Warrants”) with certain counterparties. The Warrants were separate contracts entered into by us and were not part of our convertible notes. During the third quarter of 2012, we net share settled all of the outstanding warrants by issuing 613,000 shares of our common stock.

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
During 2012, we spent a total of $263 million, net of cash acquired, on acquisitions of businesses of which $174 million was related to the Shell acquisition at our vacation ownership business, $35 million was related to Oceana Resorts acquisition and $30 million was related to the Smoky Mountain acquisition at our vacation exchange and rentals business, and $18 million on other miscellaneous acquisitions. Additionally, during the third quarter of 2012, we invested $41 million in cash to increase our existing investment in the joint venture that owned the Rio Mar hotel. In the fourth quarter of 2012, we acquired control of the joint venture and ownership of the hotel for an additional $5 million (net of cash acquired). For further information regarding acquisitions, see Note 4- Acquisitions.
In addition, we spent $208 million on capital expenditures, primarily on information technology enhancement projects and renovations of bungalows at our Landal GreenParks business. During 2013, we anticipate spending approximately $250 million to $260 million on capital expenditures. Additionally, in an effort to support growth in our lodging business, we plan on providing development advances, mezzanine financing, performance guarantees and other financial support over the next several years.
We also spent $71 million on vacation ownership development projects (inventory) during 2012. We anticipate spending on average approximately $150 million annually from 2012 through 2016 on vacation ownership development projects (approximately $120 million to $130 million during 2013), including projects currently under development. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. After factoring in the anticipated additional average spending of approximately $150 million annually from 2012 through 2016, we expect to have adequate inventory through at least the next 4 to 5 years.
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
Share Repurchase Program
During 2013 and into future years, net cash provided by operating activities less capital expenditures is targeted to be approximately $750 million annually. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since authorized four increases to the repurchase program, most recently on April 18, 2012 for $750 million, bringing the total authorization under our current program to $2.25 billion. From August 20, 2007 through December 31, 2011, we repurchased 40.1 million shares at an average price of $29.83 for a cost of $1.2 billion and repurchase capacity increased $64 million from proceeds received from stock option exercises. During 2012, we repurchased 13 million shares at an average price of $48.30 for a cost of $623 million and repurchase capacity increased $13 million from proceeds received from stock option exercises. As of December 31, 2012, we repurchased a total of 53 million shares at an average price of $34.33 for a cost of $1.8 billion under the current authorization and had $507 million remaining availability under our program.
During the period January 1, 2013 through February 14, 2013, we repurchased an additional 1.4 million shares at an average price of $56.81 for a cost of $78 million. We currently have $429 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Contingent Tax Liabilities
On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant’s taxable years 2003 through 2006. During such period, we and Realogy were included in Cendant’s tax returns. The agreement with the IRS closed the IRS examination for tax periods prior to the date of Separation, July 31, 2006. During September 2010, we received $10 million in payment from Realogy and paid $155 million for all such tax liabilities, including the final interest payable, to Cendant who is the taxpayer. We made such payment from cash flow generated through operations and the use of our revolving credit facility.
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
LONG-TERM DEBT COVENANTS
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2012, our consolidated interest coverage ratio was 8.0 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2012, our consolidated leverage ratio was 2.5 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all of our assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.
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
As of December 31, 2012, we were in compliance with all of the financial covenants described above.
Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2012, all of our securitized loan pools were in compliance with applicable contractual triggers.

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
As of December 31, 2012, we had $460 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our ability to obtain such financings.

Our $1.0 billion five-year revolving credit agreement, which expires in July 2016, contains a provision that is a condition of an extension of credit. The provision, which was standard market practice for issuers of our rating and industry at the time of our revolver renewal, allows the lenders to withhold an extension of credit if the representations and warranties we made at the time we executed the revolving credit facility agreement are not true and correct in all material respects at the time of request of the extension for credit including if a development or event has or would reasonably be expected to have a material adverse effect on our business, assets, operations or condition, financial or otherwise. The application of the material adverse effect provision contains an exclusion for the impact resulting from disruptions in, or the inability of companies engaged in businesses similar to those engaged in by us and our subsidiaries to consummate financings in, the asset backed securities or conduit market.
During October 2012, we initiated a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes up to a maximum amount of $500 million. We do not have purchase commitments from buyers for our commercial paper; therefore, our issuances are subject to market demand. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of December 31, 2012, we had $273 million of outstanding borrowings and the total available capacity was $227 million.
We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $314 million outstanding as of December 31, 2012. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.
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

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window. Revenues from vacation exchange and member-related transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of December 31, 2012, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $25 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2013	2014	2015	2016	2017	Thereafter	Total
Securitized debt (a)	$218	$246	$348	$209	$201	$738	$1,960
Long-term debt	326	62	11	458	309	1,436	2,602
Interest on debt (b)	184	171	159	145	105	221	985
Operating leases	74	57	53	46	44	267	541
Other purchase commitments (c)	118	46	51	41	12	185	453
Separation liabilities (d)	22	17	1	1	—	—	41
Total (e)	$942	$599	$623	$900	$671	$2,847	$6,582

(a)	Represents debt that is securitized through 14 bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)
Primarily represents commitments for the development of vacation ownership properties. The $185 million balance due after December 31, 2017 includes approximately $100 million of vacation ownership development commitments which we may terminate at minimal cost.

(d)
Represents liabilities which we assumed and are responsible for pursuant to our separation (See Note 23 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(e)
Excludes (i) $38 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which or the amounts for which such liability would be settled with the respective tax authorities and (ii) an $18 million net pension liability as it is not reasonably estimable to determine the periods in which such liability would be settled.

In addition to the above and in connection with our Separation, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which we assumed and are responsible for 37.5% of these Cendant liabilities. Additionally, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we are responsible for a portion of the defaulting party or parties’ obligation. We also provide a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant and Realogy. These arrangements were valued upon our Separation with the assistance of third-party experts in accordance with guidance for guarantees and recorded as liabilities on our balance sheet. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to our results of operations in future periods.

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2012 aggregated $453 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. Approximately $380 million of the commitments relate to the development of vacation ownership properties and information technology.

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
Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $367 million as of December 31, 2012. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2012, 2011 and 2010, we made payments related to these guarantees of $18 million, $17 million and $12 million, respectively. As of December 31, 2012 and 2011, we maintained a liability in connection with these guarantees of $22 million and $24 million, respectively, on our Consolidated Balance Sheets.
As part of our WAAM programs, we may guarantee to reimburse the developer a certain payment or to purchase from the developer inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $34 million as of December 31, 2012. As of both December 31, 2012 and 2011, we had no recognized liabilities in connection with these guarantees.

During January 2013, we entered into an agreement with Guggenheim Partners whereby Guggenheim will acquire a hotel through a SPE. We will manage and operate the hotel while Guggenheim converts the hotel into timeshare units. We have committed to purchase such timeshare units from Guggenheim over a 4 year period for a guaranteed price. Since we are considered to be the primary beneficiary of the SPE, we are required to consolidate the SPE within our financial statements. Beginning with the first quarter of 2013, the consolidation of this SPE will result in an increase of approximately $115 million to property and equipment and long-term debt on our Consolidated Balance Sheet.
From time to time, we may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, we would be required to compensate the hotel owner for any shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, we may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. As of December 31, 2012, the maximum potential amount of future payments to be made under these guarantees was $20 million with an annual cap of $10 million. As of December 31, 2012, we maintained a liability in connection with these guarantees of $4 million, on our Consolidated Balance Sheet.
In addition, on January 22, 2013, we executed an agreement with FelCor Lodging Trust Incorporated for the management of eight hotel properties which will be rebranded to Wyndham brands. With such an agreement, we may be required to compensate for any profitability shortfalls at the hotels over the ten year life of management agreement. The maximum potential amount of future payments that may be made under these guarantees is $100 million with an annual cap of $21.5 million.
Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2012.
Letters of Credit. As of December 31, 2012, we had $23 million of irrevocable standby letters of credit outstanding, of which $11 million were under our revolving credit facility. As of December 31, 2011, we had $11 million of irrevocable standby letters of credit outstanding all of which were under our revolving credit facility. Such letters of credit issued during 2012 and 2011 primarily supported certain insurance policies and development activity at our vacation ownership business.

Surety Bonds. As of December 31, 2012, we had assembled commitments from twelve surety providers in the amount of $1.2 billion, of which $314 million was outstanding. (See Note 17- Commitments and Contingencies)

CRITICAL ACCOUNTING POLICIES
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
Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting as prescribed in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the requirements of the guidance for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing arrangements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%.

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
Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable cancellations at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our vacation ownership contract receivables.

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process) or, more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units' carrying values as required by the guidance for goodwill and other intangible assets. For goodwill impairment testing, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test per the accounting guidance is unnecessary. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry specific considerations. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write down all or a portion of goodwill, which would adversely impact earnings. Based on the results of our qualitative assessment performed during the fourth quarter of 2012, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our lodging, vacation exchange and rentals and vacation ownership reporting units.
We also determine whether the carrying value of other indefinite-lived intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of an other indefinite-lived intangible asset change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.
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
Accounting for Restructuring Activities. Restructuring actions require us to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations; and (iii) contract terminations. The amount that we have accrued as of December 31, 2012 represent our best estimate of the obligations that we incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.
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

Adoption of Accounting Pronouncements
During 2011, we adopted the guidance related to the accounting for multiple-deliverable revenue arrangements. Additionally, we early adopted recently issued guidance related to the presentation of comprehensive income. During 2012, we adopted guidance related to the testing of goodwill for impairment, testing of indefinite-lived intangible assets for impairment and fair value measurement. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly swap contracts and interest rate caps, to manage and reduce the interest rate risk related to our debt. Foreign currency forwards and options are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, and forecasted royalties, forecasted earnings and cash flows of foreign subsidiaries and other transactions.
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

•
Our primary interest rate exposure as of December 31, 2012 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

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

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $4.6 billion of debt outstanding as of December 31, 2012. Of that total, $592 million was issued as variable rate debt and has not been synthetically converted to fixed rate debt via an interest rate swap. A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets and liabilities. We use a discounted cash flow model in determining the fair values of vacation ownership contract receivables. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. We use a duration-based model in determining the impact of interest rate shifts on our debt and interest rate derivatives. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2012. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2012, the absolute notional amount of our outstanding foreign exchange hedging instruments was $395 million. A hypothetical 10% change in the foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument as of December 31, 2012. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.
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
We used December 31, 2012 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

(b)
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page [F-2].

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a 15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stephen P. Holmes, 56, has served as the Chairman of our Board of Directors and as our Chief Executive Officer since July 2006. Mr. Holmes has served as a Director since May 2003. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.
Geoffrey A. Ballotti, 51, has served as President and Chief Executive Officer, Wyndham Exchange & Rentals, since March 2008. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Eric A. Danziger, 58, has served as President and Chief Executive Officer, Wyndham Hotel Group, since December 2008. From August 2006 to December 2008, Mr. Danziger was Chief Executive Officer of WhiteFence, Inc., an online home services firm. From June 2001 to August 2006, Mr. Danziger was President and Chief Executive Officer of ZipRealty, a real estate brokerage. From April 1998 to June 2001, Mr. Danziger was President and Chief Operating Officer of Carlson Hotels Worldwide. From June 1996 to August 1998, Mr. Danziger was President and CEO of Starwood Hotels and Resorts Worldwide. From September 1990 to June 1996, Mr. Danziger was President of Wyndham Hotels and Resorts.
Franz S. Hanning, 59, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 to July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. (formerly known as Fairfield Resorts, Inc.) from April 2001 to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation from August 2004 to March 2005. Mr. Hanning held several key leadership positions with Fairfield Resorts, Inc. from 1982 to 2001, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.
Thomas G. Conforti, 54, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of Pepsico.
Scott G. McLester, 50, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President, Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.
Mary R. Falvey, 52, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Thomas F. Anderson, 48, has served as our Executive Vice President and Chief Real Estate Development Officer since July 2006. From April 2003 to July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 to February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant. From November 1998 to December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation, a full service real estate developer based in Charlotte, North Carolina. From June 1990 to February 1995, Mr. Anderson was Vice President of Commercial Lending for BB&T Corporation in Charlotte, North Carolina.
Nicola Rossi, 46, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller of Jacuzzi Brands, Inc., a bath and plumbing products company, and was Assistant Corporate Controller from June 1999 to March 2000.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.2 million(a)	$17.13(b)	17.2 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of stock settled stock appreciation rights and restricted stock units under the 2006 Equity and Incentive Plan, as amended.

(b)	Consists of weighted-average exercise price of outstanding stock settled stock appreciation rights.

(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.
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
Date: February 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive	February 15, 2013
/s/ STEPHEN P. HOLMES	Officer
Stephen P. Holmes	(Principal Executive Officer)

/s/ THOMAS G. CONFORTI	Chief Financial Officer	February 15, 2013
Thomas G. Conforti	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 15, 2013
Nicola Rossi	(Principal Accounting Officer)

/s/ MYRA J. BIBLOWIT	Director	February 15, 2013
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 15, 2013
James E. Buckman

/s/ GEORGE HERRERA	Director	February 15, 2013
George Herrera

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY	Director	February 15, 2013
The Right Honourable Brian Mulroney

/s/ PAULINE D.E. RICHARDS	Director	February 15, 2013
Pauline D.E. Richards

/s/ MICHAEL H. WARGOTZ	Director	February 15, 2013
Michael H. Wargotz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 15, 2013

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues
Service and membership fees	$2,005	$2,012	$1,706
Vacation ownership interest sales	1,323	1,150	1,072
Franchise fees	583	522	461
Consumer financing	421	415	425
Other	202	155	187
Net revenues	4,534	4,254	3,851
Expenses
Operating	1,842	1,781	1,587
Cost of vacation ownership interests	161	152	184
Consumer financing interest	90	92	105
Marketing and reservation	723	628	531
General and administrative	666	593	540
Asset impairments	8	57	4
Restructuring	7	6	9
Depreciation and amortization	185	178	173
Total expenses	3,682	3,487	3,133
Operating income	852	767	718
Other income, net	(8)	(11)	(7)
Interest expense	132	140	137
Early extinguishment of debt	108	12	30
Interest income	(8)	(24)	(5)
Income before income taxes	628	650	563
Provision for income taxes	229	233	184
Net income	399	417	379
Net loss attributable to noncontrolling interest	1	—	—
Net income attributable to Wyndham shareholders	$400	$417	$379
Earnings per share
Basic	$2.80	$2.57	$2.13
Diluted	2.75	2.51	2.05

Cash dividends declared per share	$0.92	$0.60	$0.48

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$399	$417	$379
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	21	(30)	5
Unrealized gain on cash flow hedges	5	5	12
Defined benefit pension plans	(3)	(2)	—
Other comprehensive income/(loss), net of tax	23	(27)	17
Comprehensive income	422	390	396
Net loss attributable to noncontrolling interest	1	—	—
Comprehensive income attributable to Wyndham shareholders	$423	$390	$396

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$195	$142
Trade receivables, net	442	409
Vacation ownership contract receivables, net	318	297
Inventory	379	351
Prepaid expenses	122	121
Deferred income taxes	157	153
Other current assets	253	257
Total current assets	1,866	1,730
Long-term vacation ownership contract receivables, net	2,571	2,551
Non-current inventory	698	759
Property and equipment, net	1,292	1,117
Goodwill	1,566	1,479
Trademarks, net	730	730
Franchise agreements and other intangibles, net	459	401
Other non-current assets	281	256
Total assets	$9,463	$9,023
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$218	$196
Current portion of long-term debt	326	46
Accounts payable	307	278
Deferred income	383	402
Due to former Parent and subsidiaries	22	10
Accrued expenses and other current liabilities	675	631
Total current liabilities	1,931	1,563
Long-term securitized vacation ownership debt	1,742	1,666
Long-term debt	2,276	2,107
Deferred income taxes	1,141	1,065
Deferred income	207	182
Due to former Parent and subsidiaries	17	37
Other non-current liabilities	218	171
Total liabilities	7,532	6,791
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 214,812,395 shares in 2012 and 212,286,217 shares in 2011	2	2
Treasury stock, at cost – 77,523,995 shares in 2012 and 65,228,133 shares in 2011	(2,601)	(2,009)
Additional paid-in capital	3,820	3,818
Retained earnings	558	293
Accumulated other comprehensive income	151	128
Total stockholders’ equity	1,930	2,232
Noncontrolling interest	1	—
Total equity	1,931	2,232
Total liabilities and equity	$9,463	$9,023

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$399	$417	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	178	173
Provision for loan losses	409	339	340
Deferred income taxes	62	70	76
Stock-based compensation	41	42	39
Excess tax benefits from stock-based compensation	(33)	(18)	(14)
Asset impairments	8	57	4
Loss on early extinguishment of debt	107	12	14
Non-cash interest	22	27	60
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(19)	20	14
Vacation ownership contract receivables	(303)	(207)	(202)
Inventory	95	79	54
Prepaid expenses	8	(19)	12
Other current assets	(2)	9	(4)
Accounts payable, accrued expenses and other current liabilities	18	41	(52)
Due to former Parent and subsidiaries, net	(3)	(15)	(179)
Deferred income	(7)	(20)	(82)
Other, net	17	(9)	3
Net cash provided by operating activities	1,004	1,003	635
Investing Activities
Property and equipment additions	(208)	(239)	(167)
Net assets acquired, net of cash acquired	(263)	(27)	(236)
Development advances	(14)	(5)	(10)
Equity investments and loans	(42)	(12)	—
Proceeds from asset sales	1	31	20
Decrease/(increase) in securitization restricted cash	11	6	(5)
Increase in escrow deposit restricted cash	(5)	(5)	(12)
Other, net	1	(5)	(8)
Net cash used in investing activities	(519)	(256)	(418)
Financing Activities
Proceeds from securitized borrowings	1,723	1,709	1,697
Principal payments on securitized borrowings	(1,624)	(1,497)	(1,554)
Proceeds from long-term debt	1,991	2,112	1,525
Principal payments on long-term debt	(2,172)	(2,082)	(1,837)
Proceeds from commercial paper, net	273	—	—
Proceeds from note issuances	941	245	494
Repurchase of notes	(757)	—	—
Repayment/repurchase of convertible notes	(45)	(262)	(250)
Proceeds from call options	33	155	136
Repurchase of warrants	—	(112)	(98)
Dividends to shareholders	(134)	(99)	(86)
Repurchase of common stock	(631)	(893)	(235)
Proceeds from stock option exercises	13	11	40
Excess tax benefits from stock-based compensation	33	18	14
Debt issuance costs	(20)	(27)	(41)
Net share settlement of incentive equity awards	(55)	(31)	(24)
Net cash used in financing activities	(431)	(753)	(219)
Effect of changes in exchange rates on cash and cash equivalents	(1)	(8)	3
Net increase/(decrease) in cash and cash equivalents	53	(14)	1
Cash and cash equivalents, beginning of period	142	156	155
Cash and cash equivalents, end of period	$195	$142	$156

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2009	179	$2	$(870)	$3,733	$(315)	$138	$—	$2,688
Net income	—	—	—	—	379	—	—	379
Other comprehensive income	—	—	—	—	—	17	—	17
Exercise of stock options	2	—	—	40	—	—	—	40
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(24)	—	—	—	(24)
Change in deferred compensation	—	—	—	39	—	—	—	39
Reversal of net deferred tax liabilities from former Parent	—	—	—	188	—	—	—	188
Repurchase of warrants	—	—	—	(98)	—	—	—	(98)
Repurchase of common stock	(10)	—	(237)	—	—	—	—	(237)
Change in excess tax benefit on equity awards	—	—	—	12	—	—	—	12
Dividends	—	—	—	—	(89)	—	—	(89)
Other	—	—	—	2	—	—	—	2
Balance as of December 31, 2010	173	$2	$(1,107)	$3,892	$(25)	$155	$—	$2,917
Net income	—	—	—	—	417	—	—	417
Other comprehensive income	—	—	—	—	—	(27)	—	(27)
Exercise of stock options	—	—	—	11	—	—	—	11
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(31)	—	—	—	(31)
Change in deferred compensation	—	—	—	42	—	—	—	42
Repurchase of warrants	—	—	—	(112)	—	—	—	(112)
Repurchase of common stock	(28)	—	(902)	—	—	—	—	(902)
Change in excess tax benefit on equity awards	—	—	—	18		—	—	18
Dividends	—	—	—	—	(99)	—	—	(99)
Other	—	—	—	(2)	—	—	—	(2)
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	400	—	(1)	399
Other comprehensive income	—	—	—	—	—	23	—	23
Exercise of stock options and SSARs	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(55)	—	—	—	(55)
Change in deferred compensation	—	—	—	41	—	—	—	41
Repurchase of common stock	(13)	—	(624)	—	—	—	—	(624)
Settlement of warrants	1	—	32	(32)	—	—	—	—
Change in excess tax benefit on equity awards	—	—	—	33	—	—	—	33
Dividends	—	—	—	—	(135)	—	—	(135)
Other	—	—	—	2	—	—	2	4
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931

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
Business Description
The Company operates in the following business segments:

•
Lodging—primarily franchises hotels in the upper upscale, upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

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

REVENUE RECOGNITION
Lodging
The Company’s franchising business is designed to generate revenues for its hotel owners through the delivery of room reservations to the hotel and the delivery of certain services such as training and guest services.
The Company enters into agreements to franchise its lodging brands to independent hotel owners. The Company’s standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the term of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are primarily comprised of royalty, marketing and reservation fees. Royalty, marketing and reservation fees are typically a percentage of gross room revenues of each franchised hotel and are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing royalty fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized, brand-specific reservations system, e-commerce channels such as the Company's brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. Marketing and reservation fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses in the Consolidated Statements of Income.
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
The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 20 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $7 million, $7 million and $5 million during 2012, 2011 and 2010, respectively. The Company also recognizes as revenue reimbursable payroll costs for operational employees at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses is reflected as a component of operating expenses on the Consolidated Statements of Income. As such, there is no effect on the Company’s operating income. Revenues related to these payroll costs were $91 million, $79 million and $77 million in 2012, 2011 and 2010, respectively.
The Company also earns revenues from hotel ownership. The Company's ownership business is limited to the United States and consists of two hotels located in key business and leisure markets. Revenues earned from the Company's owned hotels consist primarily of (i) gross room revenues; (ii) food and beverage services; and (iii) on-site spas, casinos, golf and shop revenues. These revenues are recognized upon the completion of services to its guests.
The Company also earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges which are a percentage of room revenues generated from such stay. This fee is recognized as revenue upon becoming due from the franchisee.

Vacation Exchange and Rentals
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals of VOIs to trade their intervals for certain other intervals within the Company’s vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers. The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Annual dues revenues represent the annual membership fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for certain other intervals within the Company’s vacation exchange business and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties within the Company’s vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member. The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees for inventory, except for where it receives 100% of the revenues for properties that it generally owns, manages or operates under long-term capital or operating leases. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the service provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees are recognized in the period that the rental reservation is made, net of expected cancellations. Cancellations for 2012, 2011 and 2010 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties it generally owns, manages or operates under long-term capital or operating leases and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered.

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
The Company also offers consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of VOI sales on the Consolidated Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Income.
The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $460 million, $424 million and $405 million during 2012, 2011 and 2010, respectively. Management fee revenues were $225 million, $198 million and $183 million during 2012, 2011 and 2010, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $235 million, $226 million and $222 million, respectively, during 2012, 2011 and 2010. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of

2012, 2011 and 2010, one of the associations that the Company manages paid Wyndham Exchange & Rentals $19 million for exchange services.
Under the POC method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. During each of 2012 and 2011, no revenues were deferred under the POC method of accounting.
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

Deferred Income
Deferred income, as of December 31, consisted of:

	2012	2011
Membership and exchange fees	$316	$330
VOI trial and incentive fees	130	118
Vacation rental fees	75	70
Other fees	69	66
Total deferred income	590	584
Less: Current deferred income	383	402
Non-current deferred income	$207	$182
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

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2012 and 2011.
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
Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the noteholders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the noteholders, a portion of the cash is deposited in the reserve account. Such amounts were $121 million and $132 million as of December 31, 2012 and 2011, respectively, of which $65 million and $71 million is recorded within other current assets as of December 31, 2012 and 2011, respectively, and $56 million and $61 million is recorded within other non-current assets as of December 31, 2012 and 2011, respectively, on the Consolidated Balance Sheets.
Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as 3 calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $56 million and $53 million as of December 31, 2012 and 2011, respectively, which is recorded within other current assets on the Consolidated Balance Sheets.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity for the year ended December 31:

	2012	2011	2010
Beginning balance	$207	$185	$149
Bad debt expense	53	71	97
Write-offs	(49)	(50)	(63)
Translation and other adjustments	2	1	2
Ending balance	$213	$207	$185

Vacation ownership contract receivables
In the Company’s Vacation Ownership segment, the Company provides for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. The Company uses a technique referred to as static pool analysis, which tracks defaults for each year's sales over the entire life of those contract receivables. The Company considers current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of borrower's credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of the Company's vacation ownership contract receivables.

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
As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Income and amounted to $78 million, $80 million and $77 million, while total expenses amounted to $73 million, $68 million and $48 million in 2012, 2011 and 2010, respectively. The liability for estimated future redemption costs as of December 31, 2012 and 2011 amounted to $45 million and $40 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY
Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties and vacation credits. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $1 million, $2 million and $5 million in 2012, 2011 and 2010, respectively.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are recorded primarily within marketing and reservation expenses on the Consolidated Statements of Income, were $105 million, $93 million and $77 million in 2012, 2011 and 2010, respectively.

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

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. Additionally, the Company had a bifurcated conversion feature related to its convertible notes and cash-settled call options that are considered derivative instruments. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of other revenues or net interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of net interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, from 15 to 30 years for vacation rental properties and from 3 to 7 years for furniture, fixtures and equipment.
The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company generally amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 5 years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $156 million and $132 million as of December 31, 2012 and 2011, respectively. Capitalized interest was $4 million, $8 million and $2 million in 2012, 2011 and 2010, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company's annual forecasting process) or, more frequently if circumstances indicate that the value of goodwill may be impaired, reviews the reporting units' carrying values as required by the guidance for goodwill and other indefinite-lived intangible assets. In accordance with the guidance, the Company has determined that its reporting units are the same as its reportable segments.
Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in operating expense. The Company has goodwill recorded at its lodging, vacation exchange and rentals and vacation ownership reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2012 and determined that no impairment exists.
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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring actions require it to make significant estimates in several areas including: (i) expenses for severance and related benefit costs; (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations; and (iii) contract terminations. The amount that the Company has accrued as of December 31, 2012 represents its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

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

EQUITY EARNINGS AND OTHER INCOME
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $0, $3 million and $1 million of net earnings from such investments during 2012, 2011 and 2010, respectively, in other income, net on the Consolidated Statements of Income. In addition, during 2012 the Company recorded $8 million of income primarily related to the settlement of a business disruption claim related to the Gulf of Mexico spill in 2010 and the reversal of allowance associated with previously divested asset. During 2011, the Company recorded $8 million of income primarily related to a gain on the redemption of a preferred stock investment and sale of non-strategic assets at its vacation ownership business. During 2010, the Company recorded $6 million of income primarily related to gains associated with the sale of non-strategic assets at its vacation ownership business. Such amounts were recorded within other income, net on the Consolidated Statements of Income.

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
Fair Value Measurement.  In May 2011, the FASB issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance was effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied on a prospective basis.  The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.
Testing Goodwill for Impairment.  In September 2011, the FASB issued guidance on testing goodwill for impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is concluded that the fair value of a reporting unit is, more likely than not, less than its carrying amount, then it would be necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  This guidance was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.
Intangibles-Goodwill and Other. In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance was effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The Company adopted the guidance on October 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

3.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income available to Wyndham stockholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2012		2011		2010
Net income attributable to Wyndham shareholders	$400		$417		$379
Basic weighted average shares outstanding	143		162		178
Stock options, SSARs and RSUs (a) (b)	2		3		4
Warrants (c)	—		1		3
Weighted average diluted shares outstanding	145	(d)	166	(e)	185
Earnings per share:
Basic	$2.80		$2.57		$2.13
Diluted	2.75		2.51		2.05

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 98,000, 2 million and 4 million of stock options and stock-settled stock appreciation rights ("SSARs") for the years ended 2012, 2011 and 2010, respectively, as it would have been anti-dilutive to EPS.

(c)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

(d)	Excludes 606,000 performance vested restricted stock units ("PSUs"), as the Company has not met the required performance metrics.

(e)	Excludes 350,000 PSUs, as the Company has not met the required performance metrics.
Dividend Payments
During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2012, the Company paid cash dividends of $0.23 per share ($134 million in the aggregate). During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2011, the Company paid cash dividends of $0.15 per share ($99 million in the aggregate). During each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2010, the Company paid cash dividends of $0.12 per share ($86 million in the aggregate).
Stock Repurchase Program
On April 18, 2012, the Company’s Board of Directors authorized an increase of $750 million to the Company’s existing stock repurchase program. As of December 31, 2012, the total authorization of the program was $2.25 billion.
The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares	Cost	Average Price
As of December 31, 2011	40.1	$1,197	$29.83
For the year ended December 31, 2012	12.9	623	48.30
As of December 31, 2012	53.0	$1,820	34.33
The Company had $507 million remaining availability in its program as of December 31, 2012. The total capacity of this program will increase by proceeds received from any future stock option exercises.
As of December 31, 2012, the Company has repurchased under its current and prior stock repurchase plans a total of 78 million shares at an average price of $33.67 for a cost of $2.6 billion since its separation from Cendant (“Separation”).

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
Shell Vacations Club. On September 13, 2012, the Company completed the acquisition of Shell Vacations Club ("Shell"), a U.S. vacation ownership club and property management business. Management believes this acquisition strengthens the Company's vacation ownership portfolio as well as its resort management business thereby enhancing its fee-for-service business model.
The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$180
Less: cash acquired	6
Net cash consideration	174
Fair value of assets acquired in excess of liabilities assumed	149
Excess purchase price over fair value of assets acquired and liabilities assumed	$25
The net cash consideration of $174 million is comprised of $96 million (net of cash acquired) for the equity of Shell and $78 million related to debt secured with VOI contract receivables repaid at closing. In addition, the Company assumed $79 million of debt. Acquisition-related costs in the amount of $1 million are included in general and administrative expenses in the accompanying Consolidated Statement of Income for the year ended December 31, 2012.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company's acquisition of Shell and is subject to revision upon receipt of final information:

Amount
Vacation ownership contracts receivables	$140
Inventory	47
Customer relationships (a)	34
Trademarks (b)	4
Management contracts (c)	21
Goodwill	25
Property and equipment	22
Other current and non-current assets	34
Total assets acquired	327
Other current liabilities	56
Assumed debt	79
Other non-current liabilities	10
Total liabilities assumed	145
Noncontrolling interest	2
Net assets acquired	$180

(a)	Represents customer relationships with a weighted average life of 15 years; included within Franchise agreements and other intangibles, net on the Consolidated Balance Sheet.

(b)	Represents trademarks with a life of 7 years.

(c)	Represents management contracts with a weighted average life of 15 years; included within Franchise agreements and other intangibles, net on the Consolidated Balance Sheet.
The goodwill, approximately $22 million of which is expected to be deductible for tax purposes, was assigned to the Company's Vacation Ownership segment. This acquisition was not material to the Company's results of operations, financial position or cash flows.
Rio Mar. During the third quarter of 2012, the Company invested $41 million in cash to increase its existing investment in the joint venture that owned the Wyndham Rio Mar Beach Resort and Spa. In the fourth quarter of 2012, the Company acquired control of the joint venture and ownership of the hotel for an additional $5 million (net of cash acquired) and recorded $9 million of contingent consideration at fair value. As such, the net consideration for obtaining ownership of the hotel was $55 million.
The following preliminary fair values of assets acquired and liabilities assumed with respect to the Company obtaining ownership of the hotel resulted in $67 million of property and equipment, $6 million other assets and $18 million of liabilities assumed, all of which were allocated to the Company's Lodging segment.
Oceana Resorts. On December 31, 2012, the Company completed the acquisition of Oceana Resorts, a U.S. vacation rental business, for $35 million in cash. The preliminary purchase price allocation resulted in the recognition of $19 million of goodwill, all of which is expected to be deductible for tax purposes, and $16 million of definite-lived intangible assets with a weighted average life of 11 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. This acquisition is consistent with the Company's strategy to grow its fee-for-service U.S. rentals business. This acquisition was not material to the Company's results of operations, financial position or cash flows.
Smoky Mountain Property Management Group. On August 1, 2012, the Company completed the acquisition of Smoky Mountain Property Management Group ("Smoky Mountain"), a U.S. vacation rental business, for $30 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of $26 million of goodwill, approximately$15 million of which is expected to be deductible for tax purposes, and $12 million of definite-lived intangible assets with a weighted average life of 10 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. This acquisition is consistent with the Company's strategy to grow its fee-for-service U.S. rentals business. This acquisition was not material to the Company's results of operations, financial position or cash flows.
Other. During 2012, the Company completed other business acquisitions for $18 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of $4 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 11 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. These acquisitions also resulted in $7 million of inventory and $6 million of property, all of which was allocated to the Company's Vacation Ownership segment. These acquisitions were not material to the Company's results of operations, financial position or cash flows.

2011 ACQUISITIONS
During the third quarter of 2011, the Company completed the acquisitions of substantially all of the assets of two vacation rentals businesses for $27 million in cash, net of cash acquired. The purchase price allocations of these acquisitions resulted in the recognition of $11 million of goodwill, $15 million of definite-lived intangible assets with a weighted average life of 16 years and $1 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment.

5.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2012			As of December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized Intangible Assets:
Goodwill	$1,566			$1,479
Trademarks (a)	$724			$730
Amortized Intangible Assets:
Franchise agreements (b)	$594	$340	$254	$595	$324	$271
Trademarks (c)	7	1	6	—	—	—
Other (d)	270	65	205	180	50	130
	$871	$406	$465	$775	$374	$401

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

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 35 years.

(c)	Generally amortized over a period of 3 to 7 years with a weighted average life of 5 years.

(d)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 15 years.
During 2012, the Company recorded an $8 million non-cash impairment charge resulting from the decision to rebrand the ResortQuest and Steamboat Resorts tradenames to the Wyndham Vacation Rentals brand. During 2011, the Company recorded a $25 million non-cash impairment charge to write-down franchise and management agreements. Such amounts are included within asset impairments on the Consolidated Statements of Income (see Note 22 — Restructuring and Impairments for more information).

Goodwill

During the fourth quarters of 2012, 2011 and 2010, the Company performed its annual goodwill impairment test and determined that no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.
The changes in the carrying amount of goodwill are as follows:

		Goodwill
	Balance at	Acquired	Foreign	Balance at
	December 31, 2011	During 2012 (*)	Exchange	December 31, 2012
Lodging	$300	$—	$—	$300
Vacation Exchange and Rentals	1,179	49	13	1,241
Vacation Ownership	—	25	—	25
Total Company	$1,479	$74	$13	$1,566
Amortization expense relating to amortizable intangible assets was as follows:

	2012	2011	2010
Franchise agreements	$16	$20	$20
Other	15	12	8
Total (*)	$31	$32	$28

(*) Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of December 31, 2012, the Company expects related amortization expense as follows:

Amount
2013	$36
2014	35
2015	34
2016	32
2017	32

6.	Franchising and Marketing/Reservation Activities
Franchise fee revenues of $583 million, $522 million and $461 million on the Consolidated Statements of Income for 2012, 2011 and 2010, respectively, include initial franchise fees of $12 million, $10 million and $8 million, respectively.
As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $282 million, $237 million and $196 million during 2012, 2011 and 2010, respectively, and are recorded within the franchise fees line item on the Consolidated Statements of Income. In accordance with the franchise agreements, the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including referrals, technology, and volume purchasing.
The Company may, at its discretion, provide development advances to certain of its franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances, which was not significant during 2012, 2011 or 2010. The amount of such development advances recorded on the Consolidated Balance Sheets was $41 million and $36 million as of December 31, 2012 and 2011, respectively. These amounts are classified within the other non-current assets line item on the Consolidated Balance Sheets. During 2012, 2011 and 2010, the Company recorded $4 million, $5 million, and $5 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. During 2012, 2011 and 2010, the Company recorded $2 million, $1 million and $2 million, respectively, of bad debt expense relating to development advances that were due and payable within its lodging business. Such expense is recorded within operating expenses on the Consolidated Statements of Income. Additionally, during 2011, the Company recorded a $14 million non-cash impairment charge to write-down certain development advance notes attributable to its managed portfolio, which is included within the asset impairment line on the Consolidated Statement of Income (see Note 22 — Restructuring and Impairments for more information).

7.	Income Taxes
The income tax provision consists of the following for the year ended December 31:

	2012	2011	2010
Current
Federal	$101	$83	$55
State	17	6	10
Foreign	49	74	43
	167	163	108
Deferred
Federal	48	57	77
State	7	2	1
Foreign	7	11	(2)
	62	70	76
Provision for income taxes	$229	$233	$184

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2012	2011	2010
Domestic	$481	$425	$443
Foreign	147	225	120
Pre-tax income	$628	$650	$563

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2012	2011
Current deferred income tax assets:
Accrued liabilities and deferred income	$60	$69
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	187	193
Foreign tax credit carry forward	26	—
Alternative minimum tax credit carryforward	46	38
Valuation allowance (*)	(24)	(18)
Other	6	7
Current deferred income tax assets	301	289
Current deferred income tax liabilities:
Installment sales of vacation ownership interests	93	83
Other	51	53
Current deferred income tax liabilities	144	136
Current net deferred income tax asset	$157	$153
Non-current deferred income tax assets:
Net operating loss carryforward	$50	$51
Foreign tax credit carryforward	57	73
Alternative minimum tax credit carryforward	2	36
Tax basis differences in assets of foreign subsidiaries	57	63
Accrued liabilities and deferred income	40	31
Other comprehensive income	17	26
Other	89	41
Valuation allowance (*)	(25)	(32)
Non-current deferred income tax assets	287	289
Non-current deferred income tax liabilities:
Depreciation and amortization	643	616
Installment sales of vacation ownership interests	755	724
Other	30	14
Non-current deferred income tax liabilities	1,428	1,354
Non-current net deferred income tax liabilities	$1,141	$1,065

(*)
Primarily relates to foreign tax credits and net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2012, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2032. No provision has been made for U.S. federal deferred income taxes on $569 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2012 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.8	—	1.4
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.7)	(1.2)	(1.4)
Taxes on foreign income, net of tax credits	(1.3)	0.9	1.0
Foreign tax credits	—	—	(3.1)
Valuation allowance	(0.5)	(1.0)	(0.2)
IRS examination settlement	—	—	(1.8)
Other	1.2	2.1	1.8
	36.5%	35.8%	32.7%
The Company’s effective tax rate increased from 35.8% in 2011 to 36.5% in 2012 primarily due to higher state taxes offset by lower taxes on foreign income.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount
Balance as of December 31, 2009	$25
Increases related to tax positions taken during a prior period	2
Increases related to tax positions taken during the current period	5
Decreases as a result of a lapse of the applicable statute of limitations	(9)
Decreases related to tax positions taken during a prior period	(1)

Balance as of December 31, 2010	22
Increases related to tax positions taken during a prior period	6
Increases related to tax positions taken during the current period	3
Decreases as a result of a lapse of the applicable statute of limitations	(2)

Balance as of December 31, 2011	29
Increases related to tax positions taken during a prior period	8
Increases related to tax positions taken during the current period	3
Decreases as a result of a lapse of the applicable statute of limitations	(2)
Decreases related to tax positions taken during a prior period	(1)
Balance as of December 31, 2012	$37
The gross amount of the unrecognized tax benefits as of December 31, 2012, 2011 and 2010 that, if recognized, would affect the Company’s effective tax rate was $36 million, $29 million and $22 million, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest of $2 million, $1 million and $1 million related to these unrecognized tax benefits during 2012, 2011 and 2010, respectively. As of December 31, 2012, 2011 and 2010, the Company had recorded a liability for potential penalties of $3 million, $2 million and $2 million, respectively, and interest of $4 million, $3 million and $4 million, respectively, as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2012 tax years generally remain subject to examination by federal tax authorities. The 2007 through 2012 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2004 through 2012 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $7 to $10 million.
The Company made cash income tax payments, net of refunds, of $134 million, $139 million and $103 million during 2012, 2011 and 2010, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

As of December 31, 2012, the Company had $83 million of foreign tax credits with a valuation allowance of $27 million. The foreign tax credits primarily expire between 2016 and 2017, and the valuation allowance on these credits will be reduced when and if the Company determines that these credits are more likely than not to be realized.
During the third quarter of 2010, the Company reached a settlement agreement, along with Cendant, with the IRS that resolved and paid Cendant’s outstanding contingent tax liabilities relating to the examination of the federal income tax returns for Cendant’s taxable years 2003 through 2006, during which the Company was included in Cendant’s tax return. The Company received $10 million in payment from Cendant’s former real estate services business (“Realogy”), who was responsible for 62.5% of the liability as per the Separation Agreement, and paid $155 million for all such tax liabilities including the final interest payable to Cendant, who is the taxpayer (see Note 23 — Separation Adjustments and Transactions with Former Parent and Subsidiaries for more detailed information).

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, current and long-term vacation ownership contract receivables, net consisted of:

	2012		2011
Current vacation ownership contract receivables:
Securitized	$252		$262
Non-securitized	118	(*)	76
	370		338
Less: Allowance for loan losses	52		41
Current vacation ownership contract receivables, net	$318		$297
Long-term vacation ownership contract receivables:
Securitized	$2,149		$2,223
Non-securitized	867	(*)	681
	3,016		2,904
Less: Allowance for loan losses	445		353
Long-term vacation ownership contract receivables, net	$2,571		$2,551

(*) Includes $26 million and $103 million of current and long-term vacation ownership contract receivables, respectively, related to Shell.
As of December 31, 2012, vacation ownership contract receivables acquired in connection with Shell had an outstanding balance of $172 million with a related carrying balance of $123 million.
Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2012 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2013	$252	$118	$370
2014	273	127	400
2015	291	120	411
2016	304	112	416
2017	290	108	398
Thereafter	991	400	1,391
	$2,401	$985	$3,386
During 2012, 2011 and 2010, the Company’s securitized vacation ownership contract receivables generated interest income of $306 million, $322 million and $336 million, respectively.

During 2012, 2011 and 2010 the Company originated vacation ownership contract receivables of $1,074 million, $969 million and $983 million, respectively, and received principal collections of $771 million, $762 million and $781 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.4%, 13.3% and 13.1% at 2012, 2011 and 2010, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2009	$370
Provision for loan losses	340
Contract receivables written off, net	(348)
Allowance for loan losses as of December 31, 2010	362
Provision for loan losses	339
Contract receivables written-off, net	(307)
Allowance for loan losses as of December 31, 2011	394
Provision for loan losses	409
Contract receivables written off, net	(306)
Allowance for loan losses as of December 31, 2012	$497
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
The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,459	$1,064	$274	$94	$312	$3,203
31 - 60 days	13	26	23	3	5	70
61 - 90 days	10	14	17	2	2	45
91 - 120 days	13	30	23	1	1	68
Total	$1,495	$1,134	$337	$100	$320	$3,386

	As of December 31, 2011
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,424	$985	$320	$77	$290	$3,096
31 - 60 days	15	23	24	3	3	68
61 - 90 days	8	14	15	1	2	40
91 - 120 days	8	11	17	1	1	38
Total	$1,455	$1,033	$376	$82	$296	$3,242

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days. At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses using a static pool methodology and thus does not assess individual loans for impairment separate from the pool. The Company did not have a material number of modified VOI contract receivables as of December 31, 2012 and 2011.

9.   Inventory
Inventory, as of December 31, consisted of:

	2012		2011
Land held for VOI development	$137		$136
VOI construction in process	147		149
Completed inventory and vacation credits (a)(b)	793		825
Total inventory	1,077	(c)	1,110
Less: Current portion	379		351
Non-current inventory	$698		$759

(a)
Includes estimated recoveries of $202 million and $164 million as of December 31, 2012 and 2011, respectively. Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses.

(b)	Includes $69 million and $73 million as of December 31, 2012 and 2011, respectively, related to the Company’s vacation exchange and rentals business.

(c)	Includes $45 million related to Shell.
Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

10.   Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2012	2011
Land	$189	$162
Buildings and leasehold improvements	793	698
Capitalized software	571	508
Furniture, fixtures and equipment	495	433
Vacation rental property capital leases	133	121
Construction in progress	143	117
	2,324	2,039
Less: Accumulated depreciation and amortization	1,032	922
	$1,292	$1,117
During 2012, 2011 and 2010, the Company recorded depreciation and amortization expense of $154 million, $146 million and $145 million, respectively, related to property and equipment.

11.   Other Current Assets
Other current assets, as of December 31, consisted of:

	2012	2011
Securitization restricted cash	$65	$71
Non-trade receivables, net	63	69
Escrow deposit restricted cash	56	53
Deferred vacation ownership costs	24	23
Assets held for sale	9	14
Other	36	27
	$253	$257

12.   Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of December 31, consisted of:

	2012	2011
Accrued payroll and related	$248	$237
Accrued taxes	103	93
Accrued interest	46	37
Accrued legal settlements	42	35
Accrued advertising and marketing	28	30
Accrued other	208	199
	$675	$631

13.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness, as of December 31, consisted of:

	2012		2011
Securitized vacation ownership debt: (a)
Term notes	$1,770		$1,625
Bank conduit facility	190		237
Total securitized vacation ownership debt	1,960		1,862
Less: Current portion of securitized vacation ownership debt	218		196
Long-term securitized vacation ownership debt	$1,742		$1,666
Long-term debt: (b)
Revolving credit facility (due July 2016)	$85		$218
Commercial paper	273		—
3.50% convertible notes (due May 2012)	—		36
9.875% senior unsecured notes (due May 2014)	42		243
6.00% senior unsecured notes (due December 2016)	361	(c)	811
2.95% senior unsecured notes (due March 2017)	298		—
5.75% senior unsecured notes (due February 2018)	248		247
7.375% senior unsecured notes (due March 2020)	248		247
5.625% senior unsecured notes (due March 2021)	246		245
4.25% senior unsecured notes (due March 2022)	644		—
Vacation rentals capital leases	105		102
Other	52	(d)	4
Total long-term debt	2,602		2,153
Less: Current portion of long-term debt	326		46
Long-term debt	$2,276		$2,107

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,543 million and $2,638 million of underlying gross vacation ownership contract receivables and related assets as of December 31, 2012 and 2011, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $18 million and $19 million as of December 31, 2012 and 2011, respectively.

(c)	Includes $5 million of unamortized gains from the settlement of a derivative.

(d)	Includes $48 million related to Shell, of which $40 million is current.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2012 matures as follows:

	Securitized Vacation Ownership Debt	Other	Total
Within 1 year	$218	$326	$544
Between 1 and 2 years	246	62	308
Between 2 and 3 years	348	11	359
Between 3 and 4 years	209	458	667
Between 4 and 5 years	201	309	510
Thereafter	738	1,436	2,174
	$1,960	$2,602	$4,562
Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.
As of December 31, 2012, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,000
Less: Outstanding Borrowings	190	85
Available Capacity	$460	$915	(b)

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)
The capacity under the Company’s revolving credit facility includes availability for letters of credit. As of December 31, 2012, the available capacity of $915 million was further reduced by $11 million of letters of credit to $904 million ($631 million after taking into consideration outstanding commercial paper borrowings).

Securitized Vacation Ownership Debt
As discussed in Note 14 — Transfer and Servicing of Financial Assets, the Company issues debt through the securitization of vacation ownership contract receivables.
Sierra Timeshare 2012-1 Receivables Funding, LLC. During March 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-1 Receivables Funding LLC, with an initial principal amount of $450 million at an advance rate of 87.5%. These borrowings bear interest at a weighted average coupon rate of 3.01% and are secured by vacation ownership contract receivables. As of December 31, 2012, the Company had $286 million of outstanding borrowings under these term notes.
Sierra Timeshare 2012-2 Receivables Funding, LLC. During July 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-2 Receivables Funding LLC, with an initial principal amount of $300 million at an advance rate of 90%. These borrowings bear interest at a weighted average coupon rate of 2.66% and are secured by vacation ownership contract receivables. As of December 31, 2012, the Company had $233 million of outstanding borrowings under these term notes.
Sierra Timeshare 2012-3 Receivables Funding, LLC. During November 2012, the Company closed a series of term notes payable, Sierra Timeshare 2012-3 Receivables Funding LLC, with an initial principal amount of $275 million at an advance rate of 89%. These borrowings bear interest at a weighted average coupon rate of 2.06% and are secured by vacation ownership contract receivables. As of December 31, 2012, the Company had $254 million of outstanding borrowings under these term notes.
As of December 31, 2012, the Company had $997 million of outstanding borrowings under term notes entered into prior to December 31, 2011.
The Company’s securitized debt includes fixed and floating rate term notes for which the weighted average interest rate was 4.9%, 5.8% and 6.6% during 2012, 2011 and 2010, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2012, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2014. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $650 million. The bank conduit facility had a weighted average interest rate of 3.8%, 3.6% and 7.1% during 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company’s securitized vacation ownership debt of $1,960 million is collateralized by $2,543 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 4.8%, 5.5% and 6.7% during 2012, 2011 and 2010, respectively.
Long-Term Debt
Revolving Credit Facility. On July 15, 2011, the Company replaced its $980 million revolving credit facility with a $1.0 billion five-year revolving credit facility that expires on July 15, 2016. This facility is subject to a fee of 22.5 basis points based on total capacity and bears interest at LIBOR plus 142.5 basis points. The interest rate of this facility is dependent on the Company’s credit ratings. The available capacity of the facility also supports the Company's commercial paper program. As of December 31, 2012, the Company had $85 million of outstanding borrowings and $11 million of outstanding letters of credit and, as such, the total available capacity was $904 million. The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity on its revolving credit facility. As such, the available borrowing capacity under its revolving credit facility was $631 million as of December 31, 2012.

Commercial Paper. During October 2012, the Company initiated a commercial paper program on a private placement basis under which the Company may issue unsecured commercial paper notes up to a maximum amount of $500 million. The maturities of the commercial paper notes will vary, but may not exceed 366 days from the date of issue. The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. The Company classifies outstanding borrowings under this program as short-term debt and includes such borrowings in current portion of long-term debt on its Consolidated Balance Sheet. As of December 31, 2012, the Company had $273 million of outstanding borrowings and the total available capacity was $227 million.
3.50% Convertible Notes. On May 19, 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under the guidance for derivatives and bifurcated such conversion feature from the Convertible Notes for accounting purposes. The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% was recognized by the Company primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes.
On May 19, 2009, concurrent with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant transactions (“Warrants”) with certain counterparties. The Company paid $42 million to purchase cash-settled call options (“Call Options”) that were expected to reduce the Company’s exposure to potential cash payments required to be made by the Company upon the cash conversion of the Convertible Notes. Concurrent with the purchase of the Call Options, the Company received $11 million of proceeds from the issuance of Warrants to purchase shares of the Company’s common stock.
Pursuant to the Warrants, the Company sold to the counterparties Warrants to purchase in the aggregate up to approximately 18 million shares of the Company’s common stock. The Warrants had an exercise price of $20.16 (which represented a premium of approximately 90% over the Company’s closing price per share on May 13, 2009 of $10.61) which the Company expected to net share settle, meaning that the Company would issue a number of shares per Warrant corresponding to the difference between the Company’s share price at each Warrant expiration date and the exercise price of the Warrant.
The purchase of the Call Options and the sale of Warrants were separate contracts entered into by the Company, were not part of the Convertible Notes and did not affect the rights of holders under the Convertible Notes. Holders of the Convertible Notes did not have any rights with respect to the purchased Call Options or the sold Warrants. The Call Options met the definition of derivatives under the guidance for derivatives. As such, the instruments were marked to market each period. In addition, the derivative liability associated with the Bifurcated Conversion Feature was also marked to market each period. The Warrants met the definition of derivatives under the guidance; however, because these instruments were determined to be indexed to the Company’s own stock, their issuance was recorded in stockholders’ equity in the Consolidated Balance Sheet and were not subject to the fair value provisions of the guidance.

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

During 2011, the Company repurchased a portion of its remaining Convertible Notes with a carrying value of $251 million primarily resulting from the completion of a cash tender offer ($95 million for the portion of Convertible Notes, including the unamortized discount, and $156 million for the related Bifurcated Conversion Feature) for $262 million. Concurrent with the repurchases, the Company settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million, and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, the Company made net payments of $219 million and incurred total losses of $12 million during 2011.
As of December 31, 2011, the $36 million of Convertible Notes consisted of $12 million of debt and a derivative liability with a fair value of $24 million, respectively, related to the Bifurcated Conversion Feature. The Call Options were derivative assets recorded at their fair value of $24 million within other current assets and in the Consolidated Balance Sheet as of December 31, 2011.
During 2012, the Company repaid upon maturity, its remaining Convertible Notes with a carrying value of $45 million ($12 million for the Convertible Notes and $33 million for a related bifurcated conversion feature). Concurrent with the repayment, the Company settled the Call Options for proceeds of $33 million. As a result of these transactions, the Company made a net payment of $12 million. During the third quarter of 2012, the Company net share settled all of the outstanding Warrants by issuing 613,000 shares of its common stock.
9.875% Senior Unsecured Notes. On May 18, 2009, the Company issued senior unsecured notes, with face value of $250 million and bearing interest at a rate of 9.875%, for net proceeds of $236 million. Interest began accruing on May 18, 2009 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2009. The notes will mature on May 1, 2014 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness. During 2012, the Company repurchased a portion of these senior unsecured notes through a tender offer. As of December 31, 2012, the remaining face value of these notes was $43 million.
6.00% Senior Unsecured Notes. The Company’s 6.00% notes, with face value of $800 million, were issued in December 2006 for net proceeds of $796 million. Interest began accruing on December 5, 2006 and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2007. The notes will mature on December 1, 2016 and are redeemable at the Company’s option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness. During 2012, the Company repurchased a portion of these senior unsecured notes through a tender offer. As of December 31, 2012, the remaining face value of these notes was $357 million.
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
Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations under generally accepted accounting principles with corresponding assets classified within property, plant and equipment on the Consolidated Balance Sheets. The vacation rentals capital lease obligations had a weighted average interest rate of 4.5% during 2012, 2011 and 2010.

Other. The Company also maintains other debt facilities which arise through the ordinary course of operations. As of December 31, 2012, this debt primarily relates to assumed debt secured with VOI contracts receivables as part of the Shell acquisition. See Note 4 - Acquisitions for further details.
Early Extinguishment of Debt
During 2012, the Company repurchased a portion of 9.875% senior unsecured notes and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred a loss of $108 million, which is included within early extinguishment of debt on the Consolidated Statement of Income.
During 2011, the Company repurchased a portion of its Convertible Notes, which resulted in a loss of $12 million, which is included within early extinguishment of debt on the Consolidated Statement of Income.
During 2010, the Company incurred a loss of $14 million resulting from the repurchase of a portion of its Convertible Notes and a loss of $2 million from the early termination of its term loan and revolving foreign credit facilities. In connection with such early termination of the term loan, the Company effectively terminated a related interest swap agreement resulting in a loss of $14 million due to the reclassification of unrealized loss from AOCI. Such losses totaled $30 million, which are included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense
The Company incurred non-securitized interest expense of $132 million during 2012. Such amounts consisted primarily of $137 million of interest on long-term debt, partially offset by $5 million of capitalized interest and are recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $120 million.
The Company incurred non-securitized interest expense of $140 million during 2011. Such amounts consisted primarily of $150 million of interest on long-term debt, partially offset by $10 million of capitalized interest and are recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $135 million.
The company incurred non-securitized interest expense of $137 million during 2010. Such amounts consisted primarily of $144 million of interest on long-term debt, partially offset by $7 million of capitalized interest and are recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $125 million.

Interest expense incurred in connection with the Company's securitized vacation ownership debt was $90 million, $92 million and $105 million during 2012, 2011 and 2010, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $73 million, $76 million and $90 million during 2012, 2011 and 2010, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2012	December 31, 2011
Securitized contract receivables, gross (a)	$2,401	$2,485
Securitized restricted cash (b)	121	132
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	2	1
Total SPE assets (e)	2,543	2,638
Securitized term notes (f)	1,770	1,625
Securitized conduit facilities (f)	190	237
Other liabilities (g)	5	11
Total SPE liabilities	1,965	1,873
SPE assets in excess of SPE liabilities	$578	$765

(a)
Included in current ($252 million and $262 million as of December 31, 2012 and 2011, respectively) and non-current ($2,149 million and $2,223 million as of December 31, 2012 and 2011, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($65 million and $71 million as of December 31, 2012 and 2011, respectively) and other non-current assets ($56 million and $61 million as of December 31, 2012 and 2011, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $28 million and $26 million as of December 31, 2012 and 2011, respectively, related to securitized debt.

(f)
Included in current ($218 million and $196 million as of December 31, 2012 and 2011, respectively) and long-term ($1,742 million and $1,666 million as of December 31, 2012 and 2011, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million as of both December 31, 2012 and 2011) and other non-current liabilities ($3 million and $9 million as of December 31, 2012 and 2011, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $985 million and $757 million as of December 31, 2012 and 2011, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2012	December 31, 2011
SPE assets in excess of SPE liabilities	$578	$765
Non-securitized contract receivables	985	757
Less: Allowance for loan losses	497	394
Total, net	$1,066	$1,128

15.	Fair Value
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
The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	December 31, 2012			December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Call Options	$—	$—	$—	$24	$—	$24
Interest rate contracts	2	2	—	4	4	—
Foreign exchange contracts	1	1	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$9	$3	$6	$35	$5	$30
Liabilities
Derivatives:
Bifurcated Conversion Feature (c)	$—	$—	$—	$24	$—	$24
Interest rate contracts (d)	3	3	—	10	10	—
Foreign exchange contracts (d)	1	1	—	3	3	—
Total liabilities	$4	$4	$—	$37	$13	$24

(a)
Included in other current assets ($1 million and $25 million as of December 31, 2012 and 2011, respectively) and other non-current assets ($2 million and $4 million as of December 31, 2012 and 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.

(c)	Included in current portion of long-term debt on the Consolidated Balance Sheet as of December 31, 2011; carrying value is equal to estimated fair value.

(d)
Included in accrued expenses and other current liabilities ($1 million and $4 million as of December 31, 2012 and 2011, respectively) and other non-current liabilities ($3 million and $9 million as of December 31, 2012 and 2011, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

The Company’s derivative instruments primarily consist of pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 16 – Financial Instruments for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.
The following tables present additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized significant unobservable Level 3 inputs to determine fair value as of December 31, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Asset-Call Options	Derivative Liability Bifurcated Conversion Feature	Securities Available-For- Sale
Balance as of December 31, 2010	$162	$(162)	$6
Convertible Notes activity (*)	(156)	156	—
Change in fair value	18	(18)	—
Balance as of December 31, 2011	24	(24)	6
Change in fair value	9	(9)	—
Repayment of debt/settlement of call options	(33)	33	—
Balance as of December 31, 2012	$—	$—	$6

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

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,889	$3,391	$2,848	$3,232
Debt
Total debt (*)	4,562	4,811	4,015	4,205

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

The Company estimates the fair value of its securitized vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company estimates the fair value of its other long-term debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks and determines the fair value of its senior notes using quoted market prices (such senior notes are not actively traded).
In accordance with the guidance for equity method investments, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down during 2011 due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-down resulted in a $13 million charge during 2011, which is included within asset impairment on the Consolidated Statement of Income.

In accordance with the guidance for long-lived assets held for sale, during 2010, vacation ownership properties consisting primarily of undeveloped land were written down to their estimated fair value less selling costs. Such write down resulted in an impairment charge of $4 million during 2010.

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
The following table summarizes information regarding the gain/(loss) amounts recognized in AOCI for the years ended December 31:

	2012	2011	2010
Designated hedging instruments
Interest rate contracts	$6	$10	$5
Foreign exchange contracts	1	(1)	—
Total	7	9	5
The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2012		2011		2010
Non-designated hedging instruments
Foreign exchange contracts (a)	$3		$(16)		$(19)
Interest rate contracts	(2)	(b)	5	(c)	14	(c)
Call Options	9		18		124
Bifurcated Conversion Feature	(9)		(18)		(124)
Total	$1		$(11)		$(5)

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included within consumer financing interest expense on the Consolidated Statement of Income.

(c)	Included within consumer financing interest expense and interest expense on the Consolidated Statements of Income.

The following table summarizes information regarding the fair value of the Company's derivative instruments:

	Balance Sheet Location	2012	2011
Designated hedging instruments
Liabilities
Interest rate contracts	Other non-current liabilities	$3	$9
Foreign exchange contracts	Accrued expenses and other current liabilities	—	1
Total		$3	$10
Non-designated hedging instruments
Assets
Interest rate contracts	Other non-current assets	$2	$4
Foreign exchange contracts	Other current assets	1	1
Call Options (*)	Other current assets	—	24
Total		$3	$29
Liabilities
Interest rate contracts	Other non-current liabilities	$—	$1
Foreign exchange contracts	Accrued expenses and other current liabilities	1	2
Bifurcated Conversion Feature (*)	Current portion of long-term debt	—	24
Total		$1	$27

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
As of December 31, 2012, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 20% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.
Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2012, approximately 14% and 12% of the Company’s VOI sales revenues were generated in sales offices located in Florida and Nevada, respectively.
Included within the Consolidated Statements of Income is approximately 11%, 11% and 10% of net revenues generated from transactions in the state of Florida in each of 2012, 2011 and 2010, respectively.

17.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2012 are as follows:

Noncancelable Operating Leases
2013	$74
2014	57
2015	53
2016	46
2017	44
Thereafter	267
$541
During 2012, 2011 and 2010, the Company incurred total rental expense of $80 million, $76 million and $79 million, respectively.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2012 aggregated $453 million. Individually, such commitments range as high as $97 million related to the development of a vacation ownership resort. Approximately $380 million of the commitments relate to the development of vacation ownership properties and information technology.

Letters of Credit
As of December 31, 2012, the Company had $23 million of irrevocable standby letters of credit outstanding, of which $11 million were under its revolving credit facility. As of December 31, 2011, the Company had $11 million of irrevocable standby letters of credit outstanding all of which were under its revolving credit facility. Such letters of credit issued during 2012 and 2011 primarily supported certain insurance policies and development activity at the Company's vacation ownership business.

Surety Bonds
Some of the Company’s vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from twelve surety providers in the amount of $1.2 billion, of which the Company had $314 million outstanding as of December 31, 2012. The availability, terms and conditions and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and the Company’s corporate credit rating. If such bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of such bonding capacity may be unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.
Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business—breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at franchised or managed properties or in relation to guest reservations and bookings; for its vacation exchange and rentals business—breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners' associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of retaliation discrimination, harassment and wage and hour claims, claims of infringement upon third parties' intellectual property rights, claims relating to information security, privacy, consumer protection, tax claims and environmental claims.
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
The Company believes that it has adequately accrued for such matters with reserves of $42 million and $35 million as of December 31, 2012 and 2011, respectively. Such reserve is exclusive of matters relating to the Company’s Separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. As of December 31, 2012, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $25 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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
Other Guarantees/Indemnifications
In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $367 million as of December 31, 2012. The Company would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2012, 2011 and 2010, the Company made payments related to these guarantees of $18 million, $17 million and $12 million respectively. As of December 31, 2012 and 2011, the Company maintained a liability in connection with these guarantees of $22 million and $24 million, respectively, on its Consolidated Balance Sheets.

As part of the Wyndham Asset Affiliation Model, the Company may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $34 million as of December 31, 2012. As of both December 31, 2012 and 2011, the Company had no recognized liabilities in connection with these guarantees.

From time to time, in order to secure a hotel management agreement, the Company may provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture a portion or all of the shortfall payments in the event that future profitability exceeds targets. As of December 31, 2012, the maximum potential amount of future payments to be made under these guarantees is $20 million with an annual cap of $10 million. As of December 31, 2012, the Company maintained a liability in connection with these guarantees of $4 million, on its Consolidated Balance Sheet.

18.  Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2009	$152	$(45)	$(1)	$106
Period change	(11)	20	—	9
Balance, December 31, 2010	141	(25)	(1)	115
Period change	(33)	9	(3)	(27)
Balance, December 31, 2011	108	(16)	(4)	88
Period change	29	7	(4)	32
Balance, December 31, 2012	$137	$(9)	$(8)	$120

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2009	$14	$18	$—	$32
Period change	16	(8)	—	8
Balance, December 31, 2010	30	10	—	40
Period change	3	(4)	1	—
Balance, December 31, 2011	33	6	1	40
Period change	(8)	(2)	1	(9)
Balance, December 31, 2012	$25	$4	$2	$31

	Foreign	Unrealized		Defined
	Currency	Gains/(Losses)		Benefit
	Translation	on Cash Flow		Pension
Net of Tax	Adjustments	Hedges		Plans	AOCI
Balance, December 31, 2009	$166	$(27)		$(1)	$138
Period change	5	12	(*)	—	17
Balance, December 31, 2010	171	(15)		(1)	155
Period change	(30)	5		(2)	(27)
Balance, December 31, 2011	141	(10)		(3)	128
Period change	21	5		(3)	23
Balance, December 31, 2012	$162	$(5)		$(6)	$151

(*)
Primarily represents the reclassification of an unrealized loss associated with the termination of an interest rate swap agreement in connection with the early extinguishment of the term loan (see Note 13- Long Term Debt and Borrowing Arrangements).

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2012, 17.2 million shares remained available.
Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the year ended December 31, 2012 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2011	5.0		$18.02	2.2		$21.28
Granted	1.1	(b)	44.57	0.1	(b)	44.57
Vested/exercised	(2.8)	(c)	12.52	(1.2)		27.44
Canceled	(0.2)		25.48	—		—
Balance as of December 31, 2012 (a)	3.1	(d)	32.41	1.1	(e)	17.13

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $75 million as of December 31, 2012 which is expected to be recognized over a weighted average period of 2.5 years.

(b)	Primarily represents awards granted by the Company on March 1, 2012.

(c)	The intrinsic value of RSUs vested during 2012, 2011 and 2010 was $125 million, $92 million and $73 million, respectively.

(d)	Approximately 2.9 million RSUs outstanding as of December 31, 2012 are expected to vest over time.

(e)
Approximately 0.9 million of the 1.1 million SSARs are exercisable as of December 31, 2012. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2012 had an intrinsic value of $41 million and have a weighted average remaining contractual life of 2.5 years.

During 2012, 2011 and 2010, the Company issued incentive equity awards totaling $51 million, $47 million and $45 million, respectively, to the Company's key employees and senior officers in the form of RSUs and SSARs. The 2012, 2011 and 2010 awards will vest ratably over a period of four years. In addition, during 2012 and 2011, the Company approved grants of incentive equity awards totaling $12 million and $11 million, respectively, to key employees and senior officers of the Company in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of December 31, 2012, there were approximately 606,000 PSUs outstanding with an aggregate unrecognized compensation expense of $13 million.
The fair value of SSARs granted by the Company during 2012, 2011 and 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	SSARs Issued on
	03/01/2012	02/24/2011	02/24/2010
Grant date fair value	$15.34	$11.22	$8.66
Grant date strike price	$44.57	$30.61	$24.84
Expected volatility	43.34%	50.83%	53.00%
Expected life	6 years	4.25 years	4.25 years
Risk free interest rate	1.21%	1.85%	2.07%
Projected dividend yield	2.06%	1.96%	2.10%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $41 million, $42 million and $39 million during 2012, 2011 and 2010, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $16 million, $16 million and $15 million during 2012, 2011 and 2010, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During 2012, 2011 and 2010, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $33 million, $18 million and $12 million, respectively, due to the vesting of RSUs and exercise of stock options. As of December 31, 2012, the Company’s APIC Pool balance was $63 million.
The Company paid $55 million, $31 million and $24 million of taxes for the net share settlement of incentive equity awards during 2012, 2011 and 2010, respectively. Such amount is included within financing activities on the Consolidated Statements of Cash Flows.

Incentive Equity Awards Conversion
Prior to August 1, 2006, all employee stock awards (stock options and RSUs) were granted by Cendant. At the time of Separation, a portion of Cendant’s outstanding equity awards were converted into equity awards of the Company at a ratio of one share of the Company’s common stock for every five shares of Cendant’s common stock. As a result, the Company issued approximately 2 million RSUs and approximately 24 million stock options upon completion of the conversion of existing Cendant equity awards into Wyndham equity awards. On August 1, 2006, all 2 million converted RSUs vested and, as such, there are no outstanding converted RSUs as of such date. As of December 31, 2012, there were no outstanding converted stock options.
The activity related to the converted stock options for the year ended December 31, 2012 consisted of the following:

	Number of Options	Weighted Average Exercise Price
Balance as of December 31, 2011	1.7	$38.92
Exercised (*)	(0.4)	35.15
Canceled	(1.3)	39.89
Balance as of December 31, 2012	—	—

(*) Stock options exercised during 2012, 2011 and 2010 had an intrinsic value of $3 million, $2 million and $13 million, respectively.

20.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $27 million, $24 million and $21 million during 2012, 2011 and 2010, respectively.
In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $19 million, $19 million and $16 million during 2012, 2011 and 2010, respectively.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2012 and 2011, the Company’s net pension liability of $18 million and $13 million, respectively, is reported as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2012, the Company recorded $1 million and $10 million, respectively, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss. As of December 31, 2011, the Company recorded $1 million and $5 million, respectively, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss.
The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2012, 2011 and 2010, the Company recorded pension expense of $3 million, $3 million and $2 million.

21.	Segment Information
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Income. The Company believes that EBITDA is a useful measure of performance for its industry segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

YEAR ENDED OR AS OF DECEMBER 31, 2012

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (b)	Total
Net revenues (a)	$890	$1,422	$2,269	$(47)	$4,534
EBITDA	272	328	549	(104)	1,045
Depreciation and amortization	47	80	38	20	185
Segment assets	1,757	2,703	4,853	150	9,463
Capital expenditures	40	77	69	22	208

YEAR ENDED OR AS OF DECEMBER 31, 2011

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (b)	Total
Net revenues (a)	$749	$1,444	$2,077	$(16)	$4,254
EBITDA	157	368	515	(84)	956
Depreciation and amortization	44	80	38	16	178
Segment assets	1,662	2,619	4,688	54	9,023
Capital expenditures	85	89	37	28	239

YEAR ENDED OR AS OF DECEMBER 31, 2010

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (b)	Total
Net revenues (a)	$688	$1,193	$1,979	$(9)	$3,851
EBITDA	189	293	440	(24)	898
Depreciation and amortization	42	68	46	17	173
Segment assets	1,659	2,578	4,893	286	9,416
Capital expenditures	35	92	31	9	167

(a)
Includes $34 million, $10 million and $5 million of inter-segment trademark fees within the Company's Lodging segment during 2012, 2011 and 2010, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment. Transactions between segments are recorded at fair value and eliminated in consolidation.

(b)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to income before income taxes.

	Year Ended December 31,
	2012	2011	2010
EBITDA	$1,045	$956	$898
Depreciation and amortization	185	178	173
Interest expense	132	140	137
Early extinguishment of debt	108	12	30
Interest income	(8)	(24)	(5)
Income before income taxes	$628	$650	$563
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	United Kingdom	Netherlands	All Other Countries	Total
Year Ended or As of December 31, 2012
Net revenues	$3,340	$258	$255	$681	$4,534
Net long-lived assets	2,873	435	351	388	4,047
Year Ended or As of December 31, 2011
Net revenues	$3,037	$281	$271	$665	$4,254
Net long-lived assets	2,654	420	339	314	3,727
Year Ended or As of December 31, 2010
Net revenues	$2,864	$174	$242	$571	$3,851
Net long-lived assets	2,595	419	367	312	3,693

22.  Restructuring and Impairments
2012 Restructuring Plans
During 2012, the Company committed to an organizational realignment initiative at its vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, the Company implemented an organizational realignment initiative at its vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. In connection with these initiatives, the Company recorded $7 million of restructuring costs during 2012, of which $1 million has been paid in cash. As of December 31, 2012, the Company had a liability of $6 million, all of which is personnel-related, which is expected to be paid in cash by the end of 2013.
2010 Restructuring Plan
During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During 2012, the Company reduced its liability with $4 million of cash payments. The remaining liability of $3 million as of December 31, 2012, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. During 2011 and 2010, the Company incurred costs of $7 million and $9 million, respectively, and reduced its liability with cash payments of $9 million during 2011. From the commencement of the 2010 restructuring plan through December 31, 2012, the Company has incurred a total of $16 million of expenses in connection with such plan.
2008 Restructuring Plan
During 2008, the Company committed to various strategic realignment initiatives targeted principally at reducing costs, enhancing organizational efficiency, reducing the Company's need to access the asset-backed securities market and consolidating and rationalizing existing processes and facilities. During 2012, the Company reduced its liability with $1 million of cash payments. The remaining liability of $2 million as of December 31, 2012, all of which is facility-related, is expected to be paid in cash by January 2014. During 2011, the Company reduced its liability with $7 million of cash payments and reversed $1 million of previously recorded expenses. During 2010, the Company made cash payments of $11 million to reduce the liability. From the commencement of the 2008 restructuring plan through December 31, 2012, the Company has incurred $124 million of expenses in connection with such plan.

The activity related to costs associated with the 2008, 2010 and 2012 restructuring plans is summarized by category as follows:

	Liability as of December 31, 2009	Costs Recognized		Cash Payments	Liability as of December 31, 2010
Personnel-Related	$3	$9	(a)	$3	$9
Facility-Related	18	—		7	11
Contract Terminations	1	—		1	—
	$22	$9		$11	$20

	Liability as of December 31, 2010	Costs Recognized		Cash Payments	Liability as of December 31, 2011
Personnel-Related	$9	$—		$8	$1
Facility-Related	11	6	(b)	8	9
	$20	$6		$16	$10

	Liability as of December 31, 2011	Costs Recognized		Cash Payments	Liability as of December 31, 2012
Personnel-Related	$1	$7	(c)	$2	$6
Facility-Related	9	—		4	5
	$10	$7		$6	$11

(a)	Represents severance benefits resulting from a reduction of approximately 330 in staff, primarily representing employees at a call center.

(b)	Includes $7 million of costs incurred at the Company’s vacation exchange and rentals business and $1 million of a reversal of previously recorded expenses at the Company’s vacation ownership business.

(c)	Represents severance costs of $5 million and $2 million at the Company's vacation exchange and rentals and vacation ownership businesses, respectively, resulting from a reduction of 380 employees.

IMPAIRMENTS
During 2012, the Company recorded an $8 million non-cash charge at its vacation exchange and rentals business resulting from the decision to rebrand the ResortQuest and Steamboat Resorts tradenames to the Wyndham Vacation Rentals brand. Such amount is recorded within asset impairments on the Consolidated Statement of Income.
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

23.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $41 million and $49 million as of December 31, 2012 and 2011, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.
As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of December 31, 2012, the letter of credit was $53 million.
As of December 31, 2012, the $41 million of Separation related liabilities is comprised of $35 million for tax liabilities, $2 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $22 million is recorded in current due to former Parent and subsidiaries and $17 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2012 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of December 31, 2012 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of December 31, 2012 and 2011, the Company had $2 million and $3 million, respectively, of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheets.

Following is a discussion of the liabilities on which the Company issued guarantees.

•
Contingent tax liabilities Prior to the Separation, the Company and Realogy were included in the consolidated federal and state income tax returns of Cendant through the Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant's tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

On July 15, 2010, Cendant and the IRS agreed to settle the IRS examination of Cendant's taxable years 2003 through 2006. The agreements with the IRS closed the IRS examination for tax periods prior to the Separation Date. The agreements with the IRS also included a resolution with respect to the tax treatment of the Company's timeshare receivables, which resulted in the acceleration of unrecognized deferred tax liabilities as of the Separation Date. In connection with reaching agreement with the IRS to resolve the contingent federal tax liabilities at issue, the Company entered into an agreement with Realogy to clarify each party's obligations under the tax sharing agreement. Under the agreement with Realogy, among other things, the parties specified that the Company has sole responsibility for taxes and interest associated with the acceleration of timeshare receivables income previously deferred for tax purposes, while Realogy will not seek any reimbursement for the loss of a step up in basis of certain assets.

During 2010, the Company received $10 million in payment from Realogy and paid $155 million for all such tax liabilities including the final interest payable to Cendant, who is the taxpayer. As of December 31, 2012, the Company's accrual for outstanding Cendant contingent tax liabilities was $35 million, which relates to legacy state and foreign tax issues that are expected to be resolved in the next few years.

24.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2012 and 2011.

	2012
	First	Second	Third	Fourth
Net revenues
Lodging	$185	$233	$249	$223
Vacation Exchange and Rentals	361	348	420	293
Vacation Ownership	501	570	608	590
Corporate and Other (*)	(11)	(12)	(12)	(12)
	$1,036	$1,139	$1,265	$1,094
EBITDA
Lodging	$49	$75	$86	$62
Vacation Exchange and Rentals	95	82	123	28
Vacation Ownership	103	150	154	142
Corporate and Other (*)	(21)	(25)	(30)	(28)
	226	282	333	204
Less: Depreciation and amortization	45	46	45	49
Interest expense	33	32	32	35
Early extinguishment of debt	106	—	2	—
Interest income	(2)	(2)	(2)	(2)
Income before income taxes	44	206	256	122
Provision for income taxes	13	78	97	41
Net income	31	128	159	81
Net loss attributable to noncontrolling interest	1	—	—	—
Net income attributable to Wyndham shareholders	$32	$128	$159	$81
Per share information
Basic	$0.22	$0.89	$1.13	$0.58
Diluted	0.21	0.88	1.11	0.57
Weighted average diluted shares outstanding	149	147	144	141

(*)    Includes the elimination of transactions between segments.

	2011
	First	Second	Third	Fourth
Net revenues
Lodging	$149	$190	$222	$188
Vacation Exchange and Rentals	356	361	436	291
Vacation Ownership	450	541	559	527
Corporate and Other (*)	(3)	(2)	(5)	(6)
	$952	$1,090	$1,212	$1,000
EBITDA
Lodging	$27	$66	$67	$(3)
Vacation Exchange and Rentals	93	106	131	38
Vacation Ownership	97	130	149	139
Corporate and Other (*)	(14)	(26)	(18)	(26)
	203	276	329	148
Less: Depreciation and amortization	45	45	43	45
Interest expense	33	36	34	37
Early extinguishment of debt	11	1	—	—
Interest income	(2)	(2)	(19)	(1)
Income before income taxes	116	196	271	67
Provision for income taxes	44	82	96	11
Net income attributable to Wyndham shareholders	$72	$114	$175	$56
Per share information
Basic	$0.42	$0.68	$1.10	$0.37
Diluted	0.41	0.67	1.08	0.37
Weighted average diluted shares outstanding	179	170	162	154

(*)    Includes the elimination of transactions between segments.

25.	Subsequent Events
Minimum Return Guarantee
On January 22, 2013, the Company executed an agreement with FelCor Lodging Trust Incorporated for the management of eight hotel properties which will be rebranded to Wyndham brands. This agreement includes a ten year guarantee for minimum annual net operating income. The maximum potential amount of future payments to be made under this guarantee is $100 million over the ten year life with an annual cap of $21.5 million per year.

SPE Transaction
During January 2013, the Company entered into an agreement with Guggenheim Partners whereby Guggenheim will acquire a hotel through a SPE. The Company will manage and operathe hotel while Guggenheim converts the hotel into timeshare units. The Company has committed to purchase such timeshare units from Guggenheim over a 4 year period for a guaranteed price. Since the Company is considered to be the primary beneficiary of the SPE, it is required to consolidate the SPE within its financial statements. Beginning with the first quarter of 2013, the consolidation of this SPE will result in an increase of approximately $115 million to property and equipment and long-term debt on the Company's Consolidated Balance Sheet.

Debt Tender Offer
On February 6, 2013, the Company commenced a tender offer to purchase any and all of its 5.75% senior unsecured notes due 2018 and 7.375% senior unsecured notes due 2020 with an aggregate principal amount outstanding of $500 million. This tender offer is subject to the Company's ability to refinance the tendered debt and will expire on February 28, 2013, unless extended or terminated earlier.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1
Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed July 31, 2006)

2.2
Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-Q filed November 14, 2006)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)

4.1
Indenture, dated December 5, 2006, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed February 1, 2007)

4.2	Form of Senior Notes due 2016 (included within Exhibit 4.1)

4.3
Indenture, dated November 20, 2008, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Form S-3 filed November 25, 2008)

4.4
First Supplemental Indenture, dated May 18, 2009, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed May 19, 2009)

4.5	Form of Senior Notes due 2014 (included within Exhibit 4.4)

4.6
Third Supplemental Indenture, dated February 25, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed February 26, 2010)

4.7	Form of Senior Notes due 2020 (included within Exhibit 4.8)

4.8
Fourth Supplemental Indenture, dated September 20, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 2010)

4.9	Form of Senior Notes due 2018 (included within Exhibit 4.10)

4.10
Fifth Supplemental Indenture, dated March 1, 2011, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed March 3, 2011)

4.11	Form of Senior Notes due 2021 (included within Exhibit 4.12)

4.12
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed March 7, 2012)

4.13	Form of Senior Notes due 2017 (included within Exhibit 4.14)

4.14	Form of Senior Notes due 2022 (included within Exhibit 4.14)

4.15
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed March 15, 2012)

10.1
Credit Agreement, dated as of July 15, 2011, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, The Bank of Nova Scotia, Deutsche Bank Securities Inc., The Royal Bank of Scotland PLC, Credit Suisse AG, Cayman Islands Branch, Compass Bank and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and National Australia Bank Limited, as Managing Agents (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed October 26, 2011)

G-1

10.2
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed October 5, 2010)

10.3
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 1, 2011)

10.4
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed October 24, 2012)

10.5	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-12B/A filed July 7, 2006)

10.6	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K filed February 27, 2009)

10.7	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K filed February 19, 2010)

10.8*	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012

10.9	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed February 19, 2010)

10.10	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated March 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed April 29, 2011)

10.11	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed February 27, 2009)

10.12	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K filed February 27, 2009)

10.13	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed February 19, 2010)

10.14	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed April 29, 2011)

10.15	Employment Agreement with Eric A. Danziger, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K filed February 19, 2010)

10.16	Letter Agreement with Eric A. Danziger, dated December 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K filed February 19, 2010)

10.17	Amendment No. 1 to Employment Agreement with Eric A. Danziger, dated December 16, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K filed February 19, 2010)

10.18	Amendment No. 2 to Employment Agreement with Eric A. Danziger, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed April 29, 2011)

10.19	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 5, 2009)

10.20	Amendment No. 1 to Employment Agreement with Thomas G. Conforti, dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed July 25, 2012)

10.21	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 18, 2009)

10.22
Amendment to the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 18, 2010)

10.23	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed February 17, 2012)

G-2

10.24	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K filed February 17, 2012)

10.25	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed July 19, 2006)

10.26
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed February 27, 2009)

10.27	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed July 19, 2006)

10.28	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K filed March 7, 2007)

10.29
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed February 27, 2009)

10.30	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed July 19, 2006)

10.31
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed February 27, 2009)

10.32*	Amendment No.2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012.

10.33
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 31, 2006)

10.34
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 31, 2006)

10.35
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 8, 2008)

10.36
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 21, 2010)

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

G-3