Form 10-Q
period 2013-03-31
WYNDHAM WORLDWIDE CORP
filed 2013-04-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the issuer’s common stock was 135,872,434 shares as of March 31, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of March 31, 2013, and the related consolidated statements of income, comprehensive income/(loss), cash flows and equity for the three-month periods ended March 31, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 24, 2013

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenues
Service and membership fees	$569	$504
Vacation ownership interest sales	263	271
Franchise fees	122	118
Consumer financing	105	103
Other	74	40
Net revenues	1,133	1,036
Expenses
Operating	506	442
Cost of vacation ownership interests	32	28
Consumer financing interest	21	23
Marketing and reservation	177	167
General and administrative	164	153
Depreciation and amortization	52	45
Total expenses	952	858
Operating income	181	178
Other income, net	(1)	(3)
Interest expense	32	33
Early extinguishment of debt	111	106
Interest income	(2)	(2)
Income before income taxes	41	44
Provision for income taxes	14	13
Net income	27	31
Net loss attributable to noncontrolling interest	—	1
Net income attributable to Wyndham shareholders	$27	$32
Earnings per share
Basic	$0.19	$0.22
Diluted	0.19	0.21

Cash dividends declared per share	$0.29	$0.23

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$27	$31
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(32)	38
Unrealized gain on cash flow hedges	1	2
Other comprehensive income/(loss), net of tax	(31)	40
Comprehensive income/(loss)	(4)	71
Net loss attributable to noncontrolling interest	—	1
Comprehensive income/(loss) attributable to Wyndham shareholders	$(4)	$72

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$217	$195
Trade receivables, net	614	442
Vacation ownership contract receivables, net	318	318
Inventory	365	379
Prepaid expenses	145	122
Deferred income taxes	152	157
Other current assets	330	253
Total current assets	2,141	1,866
Long-term vacation ownership contract receivables, net	2,493	2,571
Non-current inventory	686	698
Property and equipment, net	1,470	1,292
Goodwill	1,556	1,566
Trademarks, net	727	730
Franchise agreements and other intangibles, net	449	459
Other non-current assets	370	281
Total assets	$9,892	$9,463
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$228	$218
Current portion of long-term debt	254	326
Accounts payable	503	307
Deferred income	471	383
Due to former Parent and subsidiaries	22	22
Accrued expenses and other current liabilities	611	675
Total current liabilities	2,089	1,931
Long-term securitized vacation ownership debt	1,766	1,742
Long-term debt	2,707	2,276
Deferred income taxes	1,121	1,141
Deferred income	204	207
Due to former Parent and subsidiaries	17	17
Other non-current liabilities	244	218
Total liabilities	8,148	7,532
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 215,478,164 shares in 2013 and 214,812,395 shares in 2012	2	2
Treasury stock, at cost –79,908,170 shares in 2013 and 77,523,995 shares in 2012	(2,741)	(2,601)
Additional paid-in capital	3,818	3,820
Retained earnings	544	558
Accumulated other comprehensive income	120	151
Total stockholders’ equity	1,743	1,930
Noncontrolling interest	1	1
Total equity	1,744	1,931
Total liabilities and equity	$9,892	$9,463

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$27	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	45
Provision for loan losses	84	96
Deferred income taxes	(5)	14
Stock-based compensation	11	10
Excess tax benefits from stock-based compensation	(12)	(25)
Early extinguishment of debt	106	105
Non-cash interest	10	6
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(182)	(164)
Vacation ownership contract receivables	(5)	(48)
Inventory	10	25
Prepaid expenses	(24)	(11)
Other current assets	(21)	(41)
Accounts payable, accrued expenses and other current liabilities	135	124
Due to former Parent and subsidiaries, net	—	(1)
Deferred income	89	66
Other, net	(1)	(4)
Net cash provided by operating activities	274	228
Investing Activities
Property and equipment additions	(41)	(33)
Net assets acquired, net of cash acquired	(126)	—
Development advances	(49)	(2)
Equity investments and loans	(2)	(1)
Increase in securitization restricted cash	(20)	(31)
Increase in escrow deposit restricted cash	(16)	(8)
Other, net	1	(1)
Net cash used in investing activities	(253)	(76)
Financing Activities
Proceeds from securitized borrowings	455	616
Principal payments on securitized borrowings	(422)	(478)
Proceeds from long-term debt	202	834
Principal payments on long-term debt	(170)	(1,012)
Repayments of commercial paper, net	(71)	—
Proceeds from note issuances	843	941
Repurchase of notes	(636)	(755)
Dividends to shareholders	(41)	(37)
Repurchase of common stock	(135)	(156)
Proceeds from stock option exercises	—	12
Excess tax benefits from stock-based compensation	12	25
Debt issuance costs	(5)	(7)
Net share settlement of incentive equity awards	(25)	(41)
Net cash provided by/(used in) financing activities	7	(58)
Effect of changes in exchange rates on cash and cash equivalents	(6)	3
Net increase in cash and cash equivalents	22	97
Cash and cash equivalents, beginning of period	195	142
Cash and cash equivalents, end of period	$217	$239

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	27	—	—	27
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(25)	—	—	—	(25)
Change in deferred compensation	—	—	—	11	—	—	—	11
Repurchase of common stock	(2)	—	(140)	—	—	—	—	(140)
Change in excess tax benefit on equity awards	—	—	—	12	—	—	—	12
Dividends	—	—	—	—	(41)	—	—	(41)
Balance as of March 31, 2013	136	$2	$(2,741)	$3,818	$544	$120	$1	$1,744

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	32	—	(1)	31
Other comprehensive income	—	—	—	—	—	40	—	40
Exercise of stock options and SSARs	—	—	—	12	—	—	—	12
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(41)	—	—	—	(41)
Change in deferred compensation	—	—	—	10	—	—	—	10
Repurchase of common stock	(3)	—	(151)	—	—	—	—	(151)
Change in excess tax benefit on equity awards	—	—	—	25	—	—	—	25
Dividends	—	—	—	—	(35)	—	—	(35)
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2012	146	$2	$(2,160)	$3,825	$290	$168	$(1)	$2,124

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2012 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 15, 2013.

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

Recently Issued Accounting Pronouncements
Comprehensive Income. In February 2013, the Financial Accounting Standards Board issued guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance amends the presentation of changes in accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. This guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to Wyndham shareholders	$27	$32
Basic weighted average shares	137	146
Stock options, SSARs and RSUs (a) (b)	1	2
Warrants	—	1	(c)
Weighted average diluted shares (d)	138	149
Earnings per share:
Basic	$0.19	$0.22
Diluted	0.19	0.21

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 103,000 and 120,000 stock options and stock-settled stock appreciation rights ("SSARs") for the three months ended March 31, 2013 and 2012, respectively, as it would have been anti-dilutive to EPS.

(c)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

(d)
Excludes 840,000 and 609,000 performance vested restricted stock units ("PSUs") for the three months ended March 31, 2013 and 2012, respectively, as the Company has not met the required performance metrics.

Dividend Payments

During the quarterly periods ended March 31, 2013 and 2012, the Company paid cash dividends of $0.29 and $0.23 per share, respectively ($41 million and $37 million, respectively, in the aggregate).

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares	Cost	Average Price
As of December 31, 2012	53.0	$1,820	$34.33
For the three months ended March 31, 2013	2.4	140	58.68
As of March 31, 2013	55.4	$1,960	35.38

The Company had $367 million remaining availability in its program as of March 31, 2013.

3.	Acquisitions

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

Vacation Ownership NYC Property. During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Alex hotel in New York City for $115 million through a special purpose entity ("SPE"). The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidated the SPE within its financial statements. The Company will manage and operate the hotel while it is converted into VOI inventory. The SPE's preliminary purchase price allocation for this hotel resulted in the recognition of $115 million of property and equipment, all of which was assigned to the Company's Vacation Ownership segment. Acquisition-related costs of $2 million are included in operating expenses in the accompanying Consolidated Statement of Income for the three months ended March 31, 2013. This SPE transaction is consistent with the Company's strategy to replenish VOI inventory utilizing its Wyndham Asset Affiliation Model ("WAAM"). The consolidation of the SPE was not material to the Company's results of operations, financial position or cash flows (see Note 8 - Variable Interest Entities for more detailed information).

4.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2013			As of December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized Intangible Assets:
Goodwill	$1,556			$1,566
Trademarks	$721			$724
Amortized Intangible Assets:
Franchise agreements	$594	$344	$250	$594	$340	$254
Trademarks	8	2	6	7	1	6
Other	266	67	199	270	65	205
	$868	$413	$455	$871	$406	$465

The changes in the carrying amount of goodwill are as follows:

		Goodwill	Goodwill
	Balance as of	Acquired	Acquired	Foreign	Balance as of
	December 31, 2012	During 2013	During 2012	Exchange	March 31, 2013
Lodging	$300	$—	$—	$—	$300
Vacation Exchange and Rentals	1,241	10	5	(27)	1,229
Vacation Ownership	25	—	2	—	27
Total Company	$1,566	$10	$7	$(27)	$1,556

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2013	2012
Franchise agreements	$4	$4
Trademarks and Other	5	4
Total (*)	$9	$8

(*)     Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of March 31, 2013, the Company expects related amortization expense as follows:

Amount
Remainder of 2013	$27
2014	35
2015	34
2016	32
2017	32
2018	30

5.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2013	December 31, 2012
Current vacation ownership contract receivables:
Securitized	$254	$252
Non-securitized	119	118
	373	370
Less: Allowance for loan losses	55	52
Current vacation ownership contract receivables, net	$318	$318
Long-term vacation ownership contract receivables:
Securitized	$2,097	$2,149
Non-securitized	845	867
	2,942	3,016
Less: Allowance for loan losses	449	445
Long-term vacation ownership contract receivables, net	$2,493	$2,571

During the three months ended March 31, 2013 and 2012, the Company’s securitized vacation ownership contract receivables generated interest income of $77 million and $76 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the three months ended March 31, 2013 and 2012, the Company originated vacation ownership contract receivables of $209 million and $240 million, respectively, and received principal collections of $204 million and $192 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.4% as of both March 31, 2013 and December 31, 2012.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	84
Contract receivables write-offs, net	(77)
Allowance for loan losses as of March 31, 2013	$504

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	96
Contract receivables write-offs, net	(81)
Allowance for loan losses as of March 31, 2012	$409

In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $84 million and $96 million as a reduction of net revenues during the three months ended March 31, 2013 and 2012, respectively.
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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,368	$1,052	$325	$95	$316	$3,156
31 - 60 days	11	20	18	4	5	58
61 - 90 days	7	13	14	2	2	38
91 - 120 days	10	28	22	2	1	63
Total	$1,396	$1,113	$379	$103	$324	$3,315

	As of December 31, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,459	$1,064	$274	$94	$312	$3,203
31 - 60 days	13	26	23	3	5	70
61 - 90 days	10	14	17	2	2	45
91 - 120 days	13	30	23	1	1	68
Total	$1,495	$1,134	$337	$100	$320	$3,386

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

6.   Inventory
Inventory consisted of:

	March 31, 2013	December 31, 2012
Land held for VOI development	$139	$137
VOI construction in process	159	147
Completed inventory and vacation credits (a)(b)	753	793
Total inventory	1,051	1,077
Less: Current portion	365	379
Non-current inventory	$686	$698

(a)	Includes estimated recoveries of $203 million and $202 million as of March 31, 2013 and December 31, 2012, respectively.

(b)
Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses of which $67 million and $69 million as of March 31, 2013 and December 31, 2012, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2013		December 31, 2012
Securitized vacation ownership debt: (a)
Term notes	$1,869		$1,770
Bank conduit facility	125		190
Total securitized vacation ownership debt	1,994		1,960
Less: Current portion of securitized vacation ownership debt	228		218
Long-term securitized vacation ownership debt	$1,766		$1,742
Long-term debt: (b)
Revolving credit facility (due July 2016)	$34		$85
Commercial paper	202		273
9.875% senior unsecured notes (due May 2014)	—		42	(c)
$315 million 6.00% senior unsecured notes (due December 2016)	319	(d)	361	(e)
$300 million 2.95% senior unsecured notes (due March 2017)	298		298
$14 million 5.75% senior unsecured notes (due February 2018)	14		248	(f)
$450 million 2.50% senior unsecured notes (due March 2018)	447		—
$40 million 7.375% senior unsecured notes (due March 2020)	40		248	(f)
$250 million 5.625% senior unsecured notes (due March 2021)	246		246
$650 million 4.25% senior unsecured notes (due March 2022)	644		644
$400 million 3.90% senior unsecured notes (due March 2023)	397		—
Capital leases	187		105
Other	133		52
Total long-term debt	2,961		2,602
Less: Current portion of long-term debt	254		326
Long-term debt	$2,707		$2,276

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote SPEs, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,512 million and $2,543 million of underlying gross vacation ownership contract receivables and related assets as of March 31, 2013 and December 31, 2012, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $19 million and $18 million as of March 31, 2013 and December 31, 2012, respectively.

(c)	Aggregate principal balance as of December 31, 2012 was $43 million.

(d)	Includes $4 million of unamortized gains from the settlement of a derivative.

(e)	Aggregate principal balance as of December 31, 2012 was $357 million and includes $5 million of unamortized gains from the settlement of a derivative.

(f)	Aggregate principal balance as of December 31, 2012 was $250 million.

2013 Debt Issuances

2.50% Senior Unsecured Notes. During February 2013, the Company issued senior unsecured notes, with face value of $450 million and bearing interest at a rate of 2.50%, for net proceeds of $447 million. Interest began accruing on February 22, 2013 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2013. The notes will mature on March 1, 2018 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

3.90% Senior Unsecured Notes. During February 2013, the Company issued senior unsecured notes, with face value of $400 million and bearing interest at a rate of 3.90%, for net proceeds of $397 million. Interest began accruing on February 22, 2013 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2013. The notes will mature on March 1, 2023 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Sierra Timeshare 2013-1 Receivables Funding, LLC. During March 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-1 Receivables Funding LLC, in the initial principal amount of $300 million at an advance rate of 91%. These borrowings bear interest at a weighted average coupon rate of 1.77% and are secured by vacation ownership contract receivables. As of March 31, 2013, the Company had $300 million of outstanding borrowings under these term notes.

Capital Lease. During the first quarter of 2013, the Company extended the lease on its corporate headquarters. As a result of this extension, the Company classified the lease as a capital lease and recorded a capital lease obligation of $85 million with a corresponding capital lease asset which was recorded net of deferred rent. Such transaction was non-cash and as such, is excluded from both the investing and financing activities within the Company's Consolidated Statement of Cash Flows.

Other. During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired a hotel through an SPE. The SPE financed the hotel acquisition with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest is payable semiannually, commencing on July 24, 2013. In addition, the $9 million of mandatorily redeemable equity of the SPE is classified as long-term debt (see Note 8 - Variable Interest Entities for more detailed information).
Early Extinguishment of Debt

During the first quarter of 2013, the Company repurchased a portion of its 5.75% and 7.375% senior unsecured notes totaling $446 million through tender offers, repurchased $42 million of its 6.00% senior unsecured notes on the open market and executed a redemption option for the remaining $43 million outstanding on its 9.875% senior unsecured notes. As a result, the Company repurchased a total of $531 million of its outstanding senior unsecured notes and incurred expenses of $111 million during the three months ended March 31, 2013, which is included within early extinguishment of debt on the Consolidated Statement of Income.

During the first quarter of 2012, the Company repurchased a portion of its 9.875% and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred expenses of $106 million during the three months ended March 31, 2012, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Maturities and Capacity

The Company’s outstanding debt as of March 31, 2013 matures as follows:

	Securitized Vacation Ownership Debt	Other	Total
Within 1 year	$228	$254	$482
Between 1 and 2 years	237	47	284
Between 2 and 3 years	297	48	345
Between 3 and 4 years	214	695	909
Between 4 and 5 years	206	475	681
Thereafter	812	1,442	2,254
	$1,994	$2,961	$4,955

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2013, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,000
Less: Outstanding Borrowings	125	34
Letters of credit	—	11
Commercial paper borrowings	—	202	(b)
Available Capacity	$525	$753

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity of its revolving credit facility.

Interest Expense

The Company incurred non-securitized interest expense of $32 million during the three months ended March 31, 2013. Such amounts consisted primarily of $33 million of interest on long-term debt, partially offset by $1 million of capitalized interest and are recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $49 million during the three months ended March 31, 2013.

The Company incurred non-securitized interest expense of $33 million during the three months ended March 31, 2012. Such amounts consisted primarily of $34 million of interest on long-term debt, partially offset by $1 million of capitalized interest and are recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $44 million during the three months ended March 31, 2012.

Interest expense incurred in connection with the Company's securitized vacation ownership debt during the three months ended March 31, 2013 and 2012 was $21 million and $23 million, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $16 million and $18 million during the three months ended March 31, 2013 and 2012, respectively.

8.	Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of variable interest entities ("VIE"), the Company analyzes its variable interests, including loans, guarantees, SPEs and equity investments to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

Vacation Ownership Contract Receivables Securitizations

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2013	December 31, 2012
Securitized contract receivables, gross (a)	$2,351	$2,401
Securitized restricted cash (b)	140	121
Interest receivables on securitized contract receivables (c)	19	19
Other assets (d)	2	2
Total SPE assets (e)	2,512	2,543
Securitized term notes (f)	1,869	1,770
Securitized conduit facilities (f)	125	190
Other liabilities (g)	3	5
Total SPE liabilities	1,997	1,965
SPE assets in excess of SPE liabilities	$515	$578

(a)
Included in current ($254 million and $252 million as of March 31, 2013 and December 31, 2012, respectively) and non-current ($2,097 million and $2,149 million as of March 31, 2013 and December 31, 2012, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($84 million and $65 million as of March 31, 2013 and December 31, 2012, respectively) and other non-current assets ($56 million as of both March 31, 2013 and December 31, 2012) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $29 million and $28 million as of March 31, 2013 and December 31, 2012, respectively, related to securitized debt.

(f)
Included in current ($228 million and $218 million as of March 31, 2013 and December 31, 2012, respectively) and long-term ($1,766 million and $1,742 million as of March 31, 2013 and December 31, 2012, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million as of both March 31, 2013 and December 31, 2012) and other non-current liabilities ($1 million and $3 million as of March 31, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $964 million and $985 million as of March 31, 2013 and December 31, 2012, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2013	December 31, 2012
SPE assets in excess of SPE liabilities	$515	$578
Non-securitized contract receivables	964	985
Less: Allowance for loan losses	504	497
Total, net	$975	$1,066
In addition to restricted cash related to securitizations, the Company had $72 million and $56 million of restricted cash related to escrow deposits as of March 31, 2013 and December 31, 2012, respectively, which was recorded within other current assets on the Consolidated Balance Sheets.

Vacation Ownership NYC Property

During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Alex hotel in New York City through an SPE. The Company will manage and operate the hotel while the hotel is converted into VOI inventory. The SPE financed the hotel acquisition and planned renovations with a $115 million four-year mortgage note and $9 million of mandatorily redeemable equity provided by related parties of such partner. The Company has committed to purchase such VOI inventory from the SPE over a four year period in the amount of $146 million, of which $124 million will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

March 31, 2013
Cash	$4
Property and equipment, net	115
Total SPE assets	119
Accrued expenses and other current liabilities	1
Long-term debt (*)	124
Total SPE liabilities	125
SPE liabilities in excess of SPE assets	$(6)

(*)
Includes $115 million and $9 million of a four-year mortgage note and mandatorily redeemable equity, respectively, of which $27 million is included in current portion of long-term debt on the Consolidated Balance Sheet.

9.	Fair Value
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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	March 31, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	2	2	—	2	2	—
Foreign exchange contracts	3	3	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$11	$5	$6	$9	$3	$6
Liabilities
Derivatives: (c)
Interest rate contracts	2	2	—	3	3	—
Foreign exchange contracts	2	2	—	1	1	—
Total liabilities	$4	$4	$—	$4	$4	$—

(a)
Included in other current assets ($3 million and $1 million as of March 31, 2013 and December 31, 2012, respectively) and other non-current assets ($2 million as of both March 31, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(c)
Included in accrued expenses and other current liabilities ($2 million and $1 million as of March 31, 2013 and December 31, 2012, respectively) and other non-current liabilities ($2 million and $3 million as of March 31, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

During 2012, the Company repaid upon maturity, its remaining Convertible Notes and its bifurcated conversion feature. Concurrent with the repayment, the Company settled the Call Options. The following table presents additional information about financial assets which are measured at fair value on a recurring basis for which the Company has utilized significant unobservable Level 3 inputs to determine fair value as of March 31, 2012:

	Derivative Asset-Call Options	Derivative Liability- Bifurcated Conversion Feature	Securities Available-For-Sale
Balance as of December 31, 2011	$24	$(24)	$6
Change in fair value	8	(8)	—
Balance as of March 31, 2012	$32	$(32)	$6

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

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,811	$3,327	$2,889	$3,391
Debt
Total debt	4,955	5,140	4,562	4,811

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

10.	Derivative Instruments and Hedging Activities

Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also used swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The amount of losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material.

Gains/(losses) recognized in the income statement and in AOCI for the three months ended March 31, 2013 and 2012, were not material to the Company's financial statements.

11.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2004.

The Company’s effective tax rate increased from 29.5% during the three months ended March 31, 2012 to 34.1% during the three months ended March 31, 2013 primarily due to a state tax payment made during 2013 related to legacy matters.

The Company made cash income tax payments, net of refunds, of $22 million and $18 million during the three months ended March 31, 2013 and 2012, respectively.

12.	Commitments and Contingencies

The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.

Wyndham Worldwide Corporation Litigation

The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its vacation exchange and rentals business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners' associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties' intellectual property rights, claims relating to information security, privacy and consumer protection, tax claims and environmental claims.

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company disputes the allegations in the lawsuit and is defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company's results of operations, financial position or cash flows. On March 26, 2013, the Company's motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company's ability to make a reasonable estimate of loss. The Company reviews these accruals each reporting period and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters.

The Company believes that it has adequately accrued for such matters with reserves of $27 million and $42 million as of March 31, 2013 and December 31, 2012, respectively. Such reserve is exclusive of matters relating to the Company’s separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. As of March 31, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $30 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of March 31, 2013, the maximum potential amount of future payments to be made under these guarantees was approximately $130 million with a combined annual cap of $36 million.

In connection with such performance guarantees, as of March 31, 2013, the Company maintained a liability of $36 million of which $27 million was included in other non-current liabilities and $9 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of March 31, 2013, the Company also had a corresponding $36 million asset related to these guarantees, of which $27 million was included in other non-current assets and $9 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million, in the aggregate, during the three months ended March 31, 2013.

Under such performance guarantees, the Company also had a $9 million receivable as of March 31, 2013 resulting from payments made to date which are subject to recapture. Such receivable was included in other non-current assets on the Company's Consolidated Balance Sheet.

Cendant Litigation

Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

13.  Accumulated Other Comprehensive Income

The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$137	$(9)	$(8)	$120
Period change	(44)	2	—	(42)
Balance, March 31, 2013	$93	$(7)	$(8)	$78

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$25	$4	$2	$31
Period change	12	(1)	—	11
Balance, March 31, 2013	$37	$3	$2	$42

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$162	$(5)	$(6)	$151
Period change	(32)	1	—	(31)
Balance, March 31, 2013	$130	$(4)	$(6)	$120

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2013, 16.5 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2013 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2012	3.1		$32.41	1.1		$17.13
Granted	0.9	(b)	60.24	0.1	(b)	60.24
Vested/exercised	(1.2)		28.89	—		—
Balance as of March 31, 2013 (a)	2.8	(c)	42.36	1.2	(d)	20.24

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $119 million as of March 31, 2013, which is expected to be recognized over a weighted average period of 3 years.

(b)	Represents awards granted by the Company on February 28, 2013.

(c)	Approximately 2.7 million RSUs outstanding as of March 31, 2013 are expected to vest over time.

(d)
Approximately 1 million SSARs are exercisable as of March 31, 2013. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2013 had an intrinsic value of $54 million and have a weighted average remaining contractual life of 2.4 years.

On February 28, 2013, the Company approved grants of incentive equity awards totaling $54 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of 4 years. In addition, on February 28, 2013, the Company approved a grant of incentive equity awards totaling $14 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of March 31, 2013, there were approximately 840,000 PSUs outstanding with an aggregate unrecognized compensation expense of $25 million.

The fair value of SSARs granted by the Company on February 28, 2013 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

SSARs Issued on
February 28, 2013
Grant date fair value	$19.93
Grant date strike price	$60.24
Expected volatility	44.56%
Expected life	5 years
Risk free interest rate	0.80%
Projected dividend yield	1.93%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $11 million and $10 million during the three months ended March 31, 2013 and 2012, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $4 million during the three months ended both March 31, 2013 and 2012, for stock-based compensation arrangements on the Consolidated Statements of Income. During the three months ended March 31, 2013, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $12 million due to the vesting of RSUs and exercise of stock options. As of March 31, 2013, the Company’s APIC Pool balance was $74 million.

The Company paid $25 million and $41 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2013 and 2012, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended March 31,
	2013			2012
	Net Revenues		EBITDA	Net Revenues		EBITDA
Lodging	$222	(b)	$58	$185	(b)	$49
Vacation Exchange and Rentals	374		94	361		95
Vacation Ownership	549		111	501		103
Total Reportable Segments	1,145		263	1,047		247
Corporate and Other (a)	(12)		(29)	(11)		(21)
Total Company	$1,133		234	$1,036		226
Depreciation and amortization			52			45
Interest expense			32			33
Early extinguishment of debt			111			106
Interest income			(2)			(2)
Income before income taxes			$41			$44

(a)	Includes the elimination of transactions between segments.

(b)
Includes $8 million of inter-segment trademark fees during both the three months ended March 31, 2013 and 2012, which is offset in expenses primarily at the Company's Vacation Ownership segment. Transactions between segments are recorded at fair value and eliminated in consolidation.

16.  Restructuring
2012 Restructuring Plans
During 2012, the Company committed to an organizational realignment initiative at its vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, the Company implemented an organizational realignment initiative at its vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. During the three months ended March 31, 2013, the Company recorded $1 million of facility-related costs, reduced its liability with $1 million of cash payments and reversed $1 million of previously recorded personnel-related costs. The remaining liability of $5 million as of March 31, 2013 is expected to be paid in cash; $4 million of personnel-related by the end of 2013 and $1 million of facility-related by November 2015. From the commencement of the 2012 restructuring plan through March 31, 2013, the Company has incurred a total of $7 million of expenses in connection with such plan.
2010 Restructuring Plan
During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. The remaining liability of $3 million as of March 31, 2013, all of which is facility-related, is expected to be paid in cash by the first quarter of 2020. From the commencement of the 2010 restructuring plan through March 31, 2013, the Company has incurred a total of $16 million of expenses in connection with such plan.
The activity related to costs associated with the Company's restructuring plans is summarized by category as follows:

	Liability as of	Costs		Liability as of
	December 31, 2012	Recognized/(Reversed)	Cash Payments	March 31, 2013
Personnel-related	$6	$(1)	$(1)	$4
Facility-related	5	1	(1)	5
	$11	$—	$(2)	$9

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries

Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $41 million as of both March 31, 2013 and December 31, 2012. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2013, the letter of credit was $53 million.

As of March 31, 2013, the $41 million of Separation related liabilities is comprised of $35 million for tax liabilities, $2 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $22 million is recorded in current due to former Parent and subsidiaries and $17 million is recorded in long-term due to former Parent and subsidiaries as of March 31, 2013 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of March 31, 2013 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of both March 31, 2013 and December 31, 2012, the Company had $2 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheets.

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

OPERATING STATISTICS
The following table presents our operating statistics for the three months ended March 31, 2013 and 2012. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2013	2012	% Change
Lodging
Number of rooms (a)	631,800	609,300	3.7
RevPAR (b)	$31.05	$29.73	4.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,668	3,684	(0.4)
Exchange revenue per member (d)	$210.96	$204.56	3.1
Vacation rental transactions (in 000s) (e) (f)	423	418	1.2
Average net price per vacation rental (f) (g)	$392.64	$379.40	3.5
Vacation Ownership(h)
Gross VOI sales (in 000s)(i)(j)	$384,000	$384,000	—
Tours (k)	163,000	148,000	10.1
Volume Per Guest (“VPG”) (l)	$2,211	$2,414	(8.4)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

(d)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(e)
Represents the number of transactions that are generated during the period in connection with customers booking their vacation rental stays through us. One rental transaction is recorded for each standard one-week rental.

(f)
Includes the impact from the acquisition of Smoky Mountain Property Management Group ("Smoky Mountain") (August 2012), Oceana Resorts (December 2012) and two tuck-in acquisitions (December 2012 and January 2013) from the acquisition dates forward. Therefore, such operating statistics for 2013 are not presented on a comparable basis to the 2012 operating statistics.

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees during the period divided by the number of vacation rental transactions during the period.

(h)
Includes the impact of the acquisition of Shell Vacations Club ("Shell") (September 2012) from the acquisition date forward. Therefore, the operating statistics for 2013 are not presented on a comparable basis to the 2012 operating statistics.

(i)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) 1.0, before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(j)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended March 31 (in millions):

	2013	2012
Gross VOI sales (1)	$384	$384
Less: WAAM 1.0 sales (2)	36	17
Gross VOI sales, net of WAAM 1.0 sales(3)	347	367
Less: Loan loss provision	84	96
Vacation ownership interest sales	$263	$271

(1)
For the three months ended March 31, 2013, includes $13 million of gross VOI sales under our WAAM 2.0 sales model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser.  This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.  We implemented this sales model during the second quarter of 2012.

(2)
Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM 1.0 commission revenues amounted to $24 million and $12 million for the three months ended March 31, 2013 and 2012, respectively.

(3)	Amounts may not foot due to rounding.

(k)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(l)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $24 million and $27 million during the three months ended March 31, 2013 and 2012, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012
Our consolidated results are as follows:

	Three Months Ended March 31, 2013
	2013	2012	Favorable/(Unfavorable)
Net revenues	$1,133	$1,036	$97
Expenses	952	858	(94)
Operating income	181	178	3
Other income, net	(1)	(3)	(2)
Interest expense	32	33	1
Early extinguishment of debt	111	106	(5)
Interest income	(2)	(2)	—
Income before income taxes	41	44	(3)
Provision for income taxes	14	13	(1)
Net loss attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Wyndham shareholders	$27	$32	$(5)

Net revenues increased $97 million (9.4%) for the three months ended March 31, 2013 compared with the same period last year primarily resulting from:

•	$64 million of incremental revenues contributed by acquisitions;

•	$21 million of higher revenues at our lodging business primarily from an increase in royalty, marketing and reservation revenues (inclusive of Wyndham Rewards) and higher fees from ancillary services;

•	$9 million at our vacation ownership business primarily resulting from higher property management fees and WAAM 1.0 commissions partially offset by lower net VOI sales; and

•	$4 million of higher revenues at our exchange and rentals business resulting primarily from fees received for new product offerings and higher exchange fees.

Total expenses increased by $94 million (11.0%) for the three months ended March 31, 2013 compared with the same period last year principally reflecting:

•	$58 million of incremental expenses associated with acquisitions;

•	$36 million of higher operating expenses primarily related to revenue increases;

•	a $7 million increase in depreciation and amortization resulting from the impact of acquisitions and capital expenditures made during 2012; and

•	a $4 million increase from the absence of a net benefit during 2012 related to resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation.

Such expense increases were partially offset by a $11 million reduction in legal expenses due to a favorable settlement and partial insurance reimbursement of a lawsuit in our vacation ownership business during the first quarter of 2013.
Other income, net decreased due to the absence of a $2 million benefit in the first quarter of 2012 related to the reversal of an allowance of a previously divested asset.
Early extinguishment of debt increased $5 million due to $111 million of expenses incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes during the first quarter of 2013, partially offset by $106 million of expenses incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes during the first quarter of 2012.
Our effective tax rate increased from 29.5% during the first quarter of 2012 to 34.1% during the first quarter of 2013 primarily due to a state tax payment made during 2013 related to legacy matters.

As a result of these items, net income attributable to Wyndham shareholders decreased $5 million (15.6%) as compared to the first quarter 2012.
During 2013, we expect:

•	net revenues of approximately $4.93 billion to $5.1 billion;

•	depreciation and amortization of approximately $217 million to $222 million; and

•	interest expense, net (excluding early extinguishment of debt costs) of approximately $125 million to $130 million.
Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2013 compared to March 31, 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$222	$185	20.0	$58		$49		18.4
Vacation Exchange and Rentals	374	361	3.6	94		95	(e)	(1.1)
Vacation Ownership	549	501	9.6	111	(b)	103		7.8
Total Reportable Segments	1,145	1,047	9.4	263		247		6.5
Corporate and Other (a)	(12)	(11)	*	(29)	(c)	(21)	(c)	*
Total Company	$1,133	$1,036	9.4	234		226		3.5
Depreciation and amortization				52		45
Interest expense				32		33
Early extinguishment of debt				111	(d)	106	(f)
Interest income				(2)		(2)
Income before income taxes				$41		$44

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes $2 million of costs incurred in connection with the acquisition of a hotel through the consolidation of an SPE during January 2013, which will be converted to WAAM inventory.

(c)
Includes (i) $4 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant during the three months ended March 31, 2012 and (ii) $29 million and $25 million of corporate costs during the three months ended March 31, 2013 and 2012, respectively.

(d)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

(e)	Includes a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.

(f)	Represents costs incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes.

Lodging

Net revenues increased $37 million (20.0%) and EBITDA increased $9 million (18.4%) during the first quarter of 2013 compared to the same period last year.

Net revenues reflects a $7 million increase in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 4.4% increase in RevPAR resulting from stronger occupancy and average daily rates and (ii) an increase in system size. Ancillary revenues contributed an additional $8 million and $2 million of net revenues and EBITDA, respectively.

The Wyndham Rio Mar Beach Resort and Spa, which we assumed ownership control of in the fourth quarter of 2012, contributed incremental net revenues and EBITDA of $16 million and $3 million, respectively. Net revenues and EBITDA from the Wyndham Grand Orlando Bonnet Creek also increased by $2 million and $1 million, respectively.

Net revenues also reflects a $4 million increase in reimbursable revenues in our hotel management business which had no impact on EBITDA.

In addition, EBITDA was unfavorably impacted by $2 million of higher marketing, reservation and Wyndham Rewards expenses primarily due to the revenue increases and $2 million of higher expenses principally related to costs associated with acquisitions of new franchise and management agreements.

As of March 31, 2013, we had approximately 7,380 properties and 631,800 rooms in our system and our development pipeline consisted of approximately 950 hotels and approximately 110,000 rooms, of which 55% were international and 59% were new construction.

We expect net revenues of approximately $945 million to $995 million during 2013. In addition, as compared to 2012, we expect our operating statistics during 2013 to perform as follows:

•	RevPAR to be up 4% to 6%; and

•	number of rooms to increase 2% to 4%.
Vacation Exchange and Rentals

Net revenues increased $13 million (3.6%) and EBITDA decreased $1 million (1.1%) during the first quarter of 2013 compared with the first quarter of 2012. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues by $1 million and had no impact on EBITDA.

Our acquisitions of vacation rental businesses contributed $9 million of incremental net revenues (inclusive of $2 million of ancillary revenues) and had no impact on EBITDA during the first quarter of 2013 due to seasonality.

Net revenues generated from rental transactions and related services increased $7 million. Excluding the impact of $7 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services was flat primarily due to a 5.8% increase in average net price per vacation rental driven by the impact of yield management strategies especially in our Landal GreenParks, Hoseasons Group and Novasol businesses. Such increase was offset by a 5.2% decline in rental transaction volume primarily at our Hoseasons Group and Landal GreenParks businesses, which we believe was due to lower spending by consumers in the U.K. and Netherlands resulting from the economic uncertainty.

Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $5 million. Excluding an unfavorable impact of $1 million from foreign exchange movements, exchange and related service revenues increased $6 million due to the impact of a 3.8% increase in exchange revenue per member primarily resulting from an increase in revenues derived from new products and higher exchange fees, as well as incremental revenues from new affiliate club servicing programs. The average number of members remained flat.

In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	the absence of a $4 million favorable adjustment for value-added taxes recorded during the first quarter of 2012;

•	a $4 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela; and

•	the absence of a $2 million benefit recorded during the first quarter of 2012 related to the reversal of an allowance associated with a previously divested asset.

Such decreases to EBITDA were partially offset by the favorable impact of $4 million from foreign exchange transactions and foreign exchange contracts.

We expect net revenues of approximately $1.53 billion to $1.6 billion during 2013. In addition, as compared to 2012, we expect our operating statistics during 2013 to perform as follows:

•	vacation rental transactions to increase 6% to 9%;

•	average net price per vacation rental to increase 6% to 9%;

•	average number of members to be flat; and

•	exchange revenue per member to increase 1% to 3%.

Vacation Ownership

Net revenues and EBITDA increased $48 million (9.6%) and $8 million (7.8%), respectively, during the first quarter of 2013 compared with the first quarter of 2012. The acquisition of Shell during the third quarter of 2012 contributed $39 million of net revenues and $5 million of EBITDA.

Gross sales of VOIs, net of WAAM 1.0 sales, decreased $20 million (5.4%) which included increases of $13 million from WAAM 2.0 sales and $12 million due to the Shell acquisition. WAAM 2.0, which was implemented during the second quarter of 2012, enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. The decrease in gross VOI sales was principally due to an 8.4% decrease in VPG partially offset by a 10.1% increase in tour flow. The change in VPG was attributable to the expiration of an upgrade marketing program and the mix impact of lower VPG from Shell sales. The increase in tour flow reflected the impact of the Shell acquisition as well as our focus on marketing programs directed towards new owner generation. Our provision for loan losses decreased $12 million primarily as a result of the decrease in gross VOI sales and a lower provision rate. Net revenues and EBITDA generated by WAAM 1.0 increased by $12 million and $2 million, respectively, as a result of $20 million of higher VOI sales under WAAM 1.0. In addition, net revenues were favorably impacted by a $4 million increase in ancillary revenues resulting from higher fees generated by non-core operations.

Property management revenues and EBITDA increased $37 million and $7 million, respectively. The revenue and EBITDA increase was primarily the result of (i) $25 million of incremental revenues and $5 million of EBITDA from the Shell acquisition, (ii) higher reimbursable revenues resulting from increased operating expenses and (iii) higher management fees. Such increase in reimbursable revenues had no impact on EBITDA.

Consumer financing revenues and EBITDA increased $3 million and $4 million, respectively. Excluding $4 million of incremental revenues and EBITDA contributed by Shell, revenues decreased $1 million and EBITDA was flat principally due to a lower average portfolio balance of contract receivables partially offset by higher weighted average interest rates earned on such receivables. EBITDA further reflects lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 4.5% from 5.0% partially offset by $100 million of increased average borrowings on our securitized debt facilities due to higher advance rates. As a result, our net interest income margin increased to 80% compared to 78% during 2012.

In addition to the items discussed above, EBITDA was favorably impacted by decreased expenses primarily resulting from $11 million of lower legal expenses due to the reversal of a portion of a litigation reserve resulting from the settlement of a lawsuit, as well as the receipt of an insurance reimbursement related to such lawsuit. Such decrease was partially offset by (i) $5 million of increased general and administrative expenses, primarily from higher employee and IT related costs and (ii) $3 million of increased marketing expenses due to increased tours for new owner generation.

We expect net revenues of $2.43 billion to $2.55 billion during 2013. In addition, as compared to 2012, we expect our operating statistics during 2013 to perform as follows:
• gross VOI sales to be $1.88 billion to $1.98 billion (including $150 million to $170 million in WAAM sales);
• tours to increase 5% to 8%; and
• VPG to increase 2% to 4% (expecting to be at the low end of the range).

Corporate and Other

Corporate expenses increased $7 million during the three months ended March 31, 2013 compared with the same period as the prior year. Corporate expenses reflect the absence of a $4 million net benefit during 2012 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation. Excluding the impact of this net benefit, corporate expenses increased $3 million primarily due to continued investments in information technology and information systems security enhancements, as well as higher employee related costs.

We expect corporate expenses of approximately $115 million to $120 million during 2013. Such expenses primarily reflect continued investment in information technology, information systems security enhancements and employee related costs.

RESTRUCTURING PLANS

2012 Restructuring Plans

During 2012, we committed to an organizational realignment initiative at our vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure partially due to a shift by members to transact online resulting from the enhancements we have made to RCI.com. Also during 2012, we implemented an organizational realignment initiative at our vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. In connection with these initiatives, we recorded $1 million of facility-related restructuring costs, reduced our liability with $1 million of cash payments and reversed $1 million of previously recorded personnel-related costs during the first quarter of 2013. As of March 31, 2013, we had a remaining liability of $5 million, which is expected to be paid in cash; $4 million of personnel-related by the end of 2013 and $1 million of facility-related by November 2015. We anticipate annual net savings from such initiatives of $13 million.

2010 Restructuring Plan
During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. The remaining liability of $3 million as of March 31, 2013, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. We anticipate annual net savings from such initiative of $8 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2013	December 31, 2012	Change
Total assets	$9,892	$9,463	$429
Total liabilities	8,148	7,532	616
Total equity	1,744	1,931	(187)

Total assets increased $429 million from December 31, 2012 to March 31, 2013 primarily due to:

•
a $178 million increase in property and equipment primarily related to a consolidated SPE's acquisition of a hotel which will be converted to WAAM inventory and the reclassification of our Corporate headquarters to a capital lease resulting from the extension of the term of such lease, partially offset by current year depreciation of property and equipment;

•	a $172 million increase in trade receivables, net, primarily due to seasonality at our European vacation rentals businesses;

•
an $89 million increase in other non-current assets primarily due to the issuance of development advance notes resulting from new franchise and management agreements entered into with multi-unit owners and performance guarantees associated with management agreements executed at our lodging business; and

•
a $77 million increase in other current assets primarily due to increased restricted cash related to our vacation ownership contract receivables securitizations, performance guarantees associated with management agreements executed at our lodging business and increased escrow deposits related to advanced bookings received on vacation rental transactions.

Such increases were partially offset by a $78 million decrease in vacation ownership contract receivables, net primarily due to principal collections exceeding net loan originations.

Total liabilities increased $616 million from December 31, 2012 to March 31, 2013 primarily due to:

•
a $359 million net increase in long-term debt primarily reflecting the issuance of $850 million of senior unsecured notes and $124 million of borrowings incurred by a consolidated SPE, partially offset by the early repurchase of $531 million of senior unsecured notes and a $122 million decrease in borrowings under our commercial paper and corporate revolver facilities;

•	a $196 million increase in accounts payable primarily due to seasonality at our European vacation rentals businesses; and

•	an $85 million increase in deferred income primarily resulting from the seasonality of arrival-based bookings within our vacation rentals businesses.

Such increases were partially offset by a $64 million decrease in accrued expenses and other current liabilities primarily due to the payment of accrued employee incentive costs.

Total equity decreased $187 million from December 31, 2012 to March 31, 2013 primarily due to:

•	$140 million of stock repurchases;

•	$41 million of dividends; and

•	$31 million of other comprehensive loss.

Such decreases were partially offset by $27 million of net income.

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

Our five-year revolving credit facility has a total capacity of $1.0 billion and available capacity of $955 million, net of letters of credit as of March 31, 2013. We consider outstanding borrowings under our commercial paper program to be a reduction of the available capacity on our revolving credit facility, as such, the available borrowing capacity under our revolving credit facility was $753 million as of March 31, 2013.

We maintain a commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount of $500 million. As of March 31, 2013, we had $202 million of outstanding borrowings and the total available remaining capacity was $298 million.

Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $525 million as of March 31, 2013.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

During the three months ended March 31, 2013 and 2012, the net change in cash and cash equivalents was $22 million and $97 million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2013	2012	Change
Cash provided by/(used in)
Operating activities	$274	$228	$46
Investing activities	(253)	(76)	(177)
Financing activities	7	(58)	65
Effects of changes in exchange rates on cash and cash equivalents	(6)	3	(9)
Net change in cash and cash equivalents	$22	$97	$(75)

Operating Activities

During the three months ended March 31, 2013, net cash provided by operating activities increased $46 million compared to the three months ended March 31, 2012, which principally reflects $55 million of lower cash utilized for working capital (net change in assets and liabilities) primarily related to a $43 million decrease in vacation ownership contract receivables resulting from lower originations.

Investing Activities

During the three months ended March 31, 2013, net cash used in investing activities increased $177 million as compared to the three months ended March 31, 2012, which principally reflects (i) a $126 million increase for acquisitions primarily related to a $115 million purchase of a hotel, paid for and financed directly by related parties of a consolidated SPE and (ii) a $47 million increase in development advance payments resulting primarily from new franchise and management agreements entered into with multi-unit owners.
Financing Activities

During the three months ended March 31, 2013, net cash provided by financing activities increased $65 million compared to the three months ended March 31, 2012, which principally reflects:

•	$210 million of lower net payments related to non-securitized borrowings;

•	$119 million of lower repurchases of notes; and

•	$21 million of lower share repurchases.

Such decreases in cash outflows were partially offset by:

•	$105 million of lower net proceeds related to securitized vacation ownership debt;

•	$98 million of lower proceeds from the issuance of notes; and

•	$71 million of higher net payments of commercial paper.

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

During the three months ended March 31, 2013, an SPE that we consolidated into our financial statements, purchased a hotel for $115 million. Such purchase was reported within net assets acquired, net of cash acquired on our Consolidated Statement of Cash Flows. For further information regarding acquisitions, see Note 3 - Acquisitions.

In addition, we spent $41 million on capital expenditures, primarily on information technology enhancement projects, renovations of bungalows at our Landal GreenParks business and leasehold improvements for a new Corporate facility. During 2013, we anticipate spending approximately $250 million to $260 million on capital expenditures. We also spent $49 million on development advances related to new franchise and management agreements entered into with multi-unit owners. In an effort to support growth in our lodging business, we will continue to provide development advances which may include additional agreements with multi-unit owners. We will also continue to provide mezzanine financing, performance guarantees and other financial support.

We also spent $23 million related to vacation ownership development projects (inventory) during the three months ended March 31, 2013. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. We anticipate spending on average approximately $150 million annually from 2012 through 2016 on vacation ownership development projects (approximately $120 million to $130 million during 2013), including projects currently under development. After factoring in the anticipated additional average spending, we expect to have adequate inventory to support vacation ownership sales through at least the next 4 to 5 years.
In connection with our focus on optimizing cash flow, we are expanding on our approach to our asset-lite efforts in vacation ownership by seeking opportunities with financial partners whereby we direct them to make strategic investments for our future use. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we will purchase finished inventory at a future date as needed. We refer to this as WAAM 3.0.
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

Share Repurchase Program

We expect annual net cash provided by operating activities less capital expenditures to be approximately $750 million in 2013. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases. On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since authorized four increases to the repurchase program, bringing the total authorization under our current program to $2.25 billion.

During the first quarter of 2013, we repurchased 2.4 million shares at an average price of $58.68 for a cost of $140 million. From August 20, 2007 through March 31, 2013 we repurchased 55.4 million shares at an average price of $35.38 for a cost of $2 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises.

As of March 31, 2013, we have repurchased under our current and prior stock repurchase plans a total of 80.5 million shares at an average price of $34.41 for a cost of $2.8 billion since our Separation.

During the period April 1, 2013 through April 23, 2013, we repurchased an additional 620,000 shares at an average price of $63.58 for a cost of $39 million. We currently have $328 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the three months ended March 31, 2013, we paid a quarterly dividend of $0.29 per share of common stock issued and outstanding on the record date for the applicable dividend. We set our dividend payout ratio at the beginning of 2013 to approximate 32% of the midpoint of our then estimated full year 2013 net income after certain adjustments.

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

Financial Obligations
Long-Term Debt Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 3.0 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 3.75 to 1.0 as of the measurement date. The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2013, our consolidated interest coverage ratio was 7.9 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2013, our consolidated leverage ratio was 2.9 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; sale of all or substantially all of our assets; and sale and leaseback transactions. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of March 31, 2013, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2013, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of March 31, 2013, we had $525 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

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

We maintain a commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount of $500 million. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of March 31, 2013, we had $202 million of outstanding borrowings and the total available capacity was $298 million.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.2 billion, of which we had $317 million outstanding as of March 31, 2013. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

Our senior unsecured debt is rated Baa3- with a “stable outlook” by Moody’s Investors Service and BBB- with a “stable outlook” by both Standard and Poor’s and Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

SEASONALITY

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, and exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, due to increased leisure travel during the summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest combined with a compressed booking window. Revenues from vacation exchange and member-related transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of March 31, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $30 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	04/01/13- 3/31/14	4/01/14- 3/31/15	4/01/15- 3/31/16	4/01/16- 3/31/17	4/01/17- 3/31/18	Thereafter	Total
Securitized debt (a)	$228	$237	$297	$214	$206	$812	$1,994
Long-term debt (b)	254	47	48	695	475	1,442	2,961
Interest on debt (c)	174	165	154	134	102	252	981
Operating leases	72	53	47	41	38	172	423
Other purchase commitments (b)(d)	131	112	58	23	12	207	543
Separation liabilities (e)	22	17	1	1	—	—	41
Total (f)	$881	$631	$605	$1,108	$833	$2,885	$6,943

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)
Includes a $146 million purchase commitment for WAAM related VOI Inventory from an SPE, that is consolidated in our financial statements, of which $124 million is included in long-term debt and $22 million is included in other purchase commitments.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Primarily represents commitments for the development of vacation ownership properties. The $207 million balance due after March 31, 2018 includes approximately $100 million of vacation ownership development commitments which we may terminate at minimal cost.

(e)
Represents liabilities which we assumed and are responsible for pursuant to our separation (See Note 17 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(f)
Excludes $38 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 15, 2013, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1-31, 2013	936,049	$56.09	936,049	$454,595,682
February 1-28, 2013	760,041	$58.20	760,041	$410,359,652
March 1-31, 2013(*)	689,500	$62.74	689,500	$367,100,230
Total	2,385,590	$58.68	2,385,590	$367,100,230

(*)	Includes 153,300 shares purchased for which the trade date occurred during March 2013 while settlement occurred during April 2013.
We expect annual net cash provided by operating activities less capital expenditures to be approximately $750 million in 2013. A portion of this cash flow is expected to be returned to our shareholders in the form of share repurchases and dividends. On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program four times, bringing the total authorization under the program to $2.25 billion as of March 31, 2013.
During the period April 1, 2013 through April 23, 2013, we repurchased an additional 620,000 shares at an average price of $63.58. We currently have $328 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: April 24, 2013	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 24, 2013	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*	Amendment No. 2 to Employment Agreement with Franz S. Hanning, dated March 15, 2013
10.2*	Amendment No. 3 to Employment Agreement with Eric A. Danziger, dated March 15, 2013
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Label Linkbase Document
101.LAB**	XBRL Taxonomy Presentation Linkbase Document
101.PRE**	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed with this report
**    Furnished with this report