Form 10-Q/A
period 2013-03-31
WYNDHAM WORLDWIDE CORP
filed 2013-04-29
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
(Amendment No.1)

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

Explanatory Note
Wyndham Worldwide Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, which was originally filed on April 24, 2013 (the “Original Filing”). The certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32 to the Original Filing inadvertently referred to the incorrect quarterly period. In the Exhibit Index, the Company also referred to XBRL Exhibits as being furnished with the Original Report rather than filed and included incorrect descriptions for certain XBRL Exhibits. The purpose of this Amendment is to correct the foregoing. This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

WYNDHAM WORLDWIDE CORPORATION

Date: April 29, 2013	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 29, 2013	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*	Amendment No. 2 to Employment Agreement with Franz S. Hanning, dated March 15, 2013
10.2*	Amendment No. 3 to Employment Agreement with Eric A. Danziger, dated March 15, 2013
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed with this report