Form 10-Q
period 2013-06-30
WYNDHAM WORLDWIDE CORP
filed 2013-07-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the issuer’s common stock was 132,960,171 shares as of June 30, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of June 30, 2013, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the related consolidated statements of cash flows and equity for the six-month periods ended June 30, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 24, 2013

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues
Service and membership fees	$583	$489	$1,152	$993
Vacation ownership interest sales	347	342	611	613
Franchise fees	152	163	274	281
Consumer financing	106	102	211	205
Other	65	43	139	83
Net revenues	1,253	1,139	2,387	2,175
Expenses
Operating	548	451	1,056	895
Cost of vacation ownership interests	32	42	64	70
Consumer financing interest	20	23	40	46
Marketing and reservation	181	190	357	356
General and administrative	177	156	342	310
Depreciation and amortization	54	46	106	91
Total expenses	1,012	908	1,965	1,768
Operating income	241	231	422	407
Other income, net	(2)	(5)	(3)	(9)
Interest expense	34	32	66	65
Early extinguishment of debt	—	—	111	106
Interest income	(2)	(2)	(4)	(5)
Income before income taxes	211	206	252	250
Provision for income taxes	78	78	92	91
Net income	133	128	160	159
Net loss attributable to noncontrolling interest	—	—	—	1
Net income attributable to Wyndham shareholders	$133	$128	$160	$160
Earnings per share
Basic	$0.99	$0.89	$1.18	$1.10
Diluted	0.98	0.88	1.17	1.08

Cash dividends declared per share	$0.29	$0.23	$0.58	$0.46

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$133	$128	$160	$159
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(35)	(45)	(67)	(7)
Unrealized gain on cash flow hedges	1	1	2	3
Other comprehensive income/(loss), net of tax	(34)	(44)	(65)	(4)
Comprehensive income	99	84	95	155
Net loss attributable to noncontrolling interest	—	—	—	1
Comprehensive income attributable to Wyndham shareholders	$99	$84	$95	$156

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$342	$195
Trade receivables, net	452	442
Vacation ownership contract receivables, net	311	318
Inventory	330	379
Prepaid expenses	156	122
Deferred income taxes	118	157
Other current assets	386	253
Total current assets	2,095	1,866
Long-term vacation ownership contract receivables, net	2,447	2,571
Non-current inventory	694	698
Property and equipment, net	1,491	1,292
Goodwill	1,555	1,566
Trademarks, net	727	730
Franchise agreements and other intangibles, net	440	459
Other non-current assets	400	281
Total assets	$9,849	$9,463
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$217	$218
Current portion of long-term debt	52	326
Accounts payable	481	307
Deferred income	520	383
Due to former Parent and subsidiaries	22	22
Accrued expenses and other current liabilities	686	675
Total current liabilities	1,978	1,931
Long-term securitized vacation ownership debt	1,641	1,742
Long-term debt	2,879	2,276
Deferred income taxes	1,123	1,141
Deferred income	201	207
Due to former Parent and subsidiaries	17	17
Other non-current liabilities	368	218
Total liabilities	8,207	7,532
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 215,493,593 shares in 2013 and 214,812,395 shares in 2012	2	2
Treasury stock, at cost – 82,799,362 shares in 2013 and 77,523,995 shares in 2012	(2,916)	(2,601)
Additional paid-in capital	3,832	3,820
Retained earnings	637	558
Accumulated other comprehensive income	86	151
Total stockholders’ equity	1,641	1,930
Noncontrolling interest	1	1
Total equity	1,642	1,931
Total liabilities and equity	$9,849	$9,463

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income	$160	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	91
Provision for loan losses	174	196
Deferred income taxes	27	22
Stock-based compensation	25	20
Excess tax benefits from stock-based compensation	(12)	(26)
Early extinguishment of debt	106	105
Non-cash interest	15	12
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(16)	13
Vacation ownership contract receivables	(79)	(133)
Inventory	30	41
Prepaid expenses	(35)	6
Other current assets	(77)	(42)
Accounts payable, accrued expenses and other current liabilities	204	132
Due to former Parent and subsidiaries, net	—	(2)
Deferred income	125	55
Other, net	5	(2)
Net cash provided by operating activities	758	647
Investing Activities
Property and equipment additions	(104)	(78)
Net assets acquired, net of cash acquired	(128)	—
Development advances	(52)	(2)
Equity investments and loans	(1)	(1)
Decrease in securitization restricted cash	11	7
Increase in escrow deposit restricted cash	(30)	(20)
Other, net	(1)	(2)
Net cash used in investing activities	(305)	(96)
Financing Activities
Proceeds from securitized borrowings	660	768
Principal payments on securitized borrowings	(763)	(775)
Proceeds from long-term debt	310	1,074
Principal payments on long-term debt	(272)	(1,221)
Repayments of commercial paper, net	(105)	—
Proceeds from note issuances	843	941
Repurchase of notes	(636)	(755)
Proceeds from vacation ownership inventory arrangement	87	—
Repayment / repurchase of convertible notes	—	(45)
Proceeds from call options	—	33
Dividends to shareholders	(80)	(70)
Repurchase of common stock	(313)	(342)
Proceeds from stock option exercises	—	13
Excess tax benefits from stock-based compensation	12	26
Debt issuance costs	(12)	(8)
Net share settlement of incentive equity awards	(25)	(42)
Other, net	—	(1)
Net cash used in financing activities	(294)	(404)
Effect of changes in exchange rates on cash and cash equivalents	(12)	(3)
Net increase in cash and cash equivalents	147	144
Cash and cash equivalents, beginning of period	195	142
Cash and cash equivalents, end of period	$342	$286

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	160	—	—	160
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(25)	—	—	—	(25)
Change in deferred compensation	—	—	—	25	—	—	—	25
Repurchase of common stock	(5)	—	(315)	—	—	—	—	(315)
Change in excess tax benefit on equity awards	—	—	—	12	—	—	—	12
Dividends	—	—	—	—	(81)	—	—	(81)
Balance as of June 30, 2013	133	$2	$(2,916)	$3,832	$637	$86	$1	$1,642

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	160	—	(1)	159
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Exercise of stock options and SSARs	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)	—	—	—	(42)
Change in deferred compensation	—	—	—	20	—	—	—	20
Repurchase of common stock	(7)	—	(340)	—	—	—	—	(340)
Change in excess tax benefit on equity awards	—	—	—	25	—	—	—	25
Dividends	—	—	—	—	(69)	—	—	(69)
Other	—	—	—	2	—	—	—	2
Balance as of June 30, 2012	142	$2	$(2,349)	$3,836	$384	$124	$(1)	$1,996

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

Recently Issued Accounting Pronouncements
Comprehensive Income. In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income ("AOCI"). The guidance amends the presentation of changes in AOCI and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of income or as a separate disclosure in the notes. This guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, as required. There was no material impact on its Consolidated Financial Statements resulting from the adoption.
Foreign Currency Matters. In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company will adopt the guidance on January 1, 2014, as required, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012		2013		2012
Net income attributable to Wyndham shareholders	$133	$128		$160		$160
Basic weighted average shares	135	144		136		145
Stock options, SSARs and RSUs (a)	1	2		1	(c)	2
Warrants	—	1	(d)	—		1	(d)
Weighted average diluted shares (b)	136	147		137		148
Earnings per share:
Basic	$0.99	$0.89		$1.18		$1.10
Diluted	0.98	0.88		1.17		1.08

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 834,000 performance vested restricted stock units ("PSUs") for both the three and six months ended June 30, 2013, respectively, and 609,000 for both the three and six months ended June 30, 2012, respectively, as the Company has not met the required performance metrics.

(c)	Excludes 59,000 stock options and stock-settled stock appreciation rights ("SSARs") for the six months ended June 30, 2013, as it would have been anti-dilutive to EPS.

(d)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.
Dividend Payments

During each of the quarterly periods ended March 31 and June 30, 2013, the Company paid cash dividends of $0.29 per share ($80 million in the aggregate). During each of the quarterly periods ended March 31 and June 30, 2012, the Company paid cash dividends of $0.23 per share ($70 million in the aggregate).

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per share
As of December 31, 2012	53.0	$1,820	$34.33
For the six months ended June 30, 2013	5.3	315	59.69
As of June 30, 2013	58.3	$2,135	36.63

The Company had $192 million remaining availability in its program as of June 30, 2013.

3.	Acquisitions

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

Vacation Ownership NYC Property. During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Alex hotel in New York City for $115 million through a special purpose entity ("SPE"). The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidated the SPE within its financial statements. The Company will manage and operate the hotel while it is converted into VOI inventory. The SPE's preliminary purchase price allocation for this hotel resulted in the recognition of $115 million of property and equipment, all of which was assigned to the Company's Vacation Ownership segment. Acquisition-related costs of $2 million are included in operating expenses in the accompanying Consolidated Statement of Income for the six months ended June 30, 2013. This SPE transaction is consistent with the Company's strategy to replenish VOI inventory utilizing its Wyndham Asset Affiliation Model. The consolidation of the SPE was not material to the Company's results of operations, financial position or cash flows (see Note 8 - Variable Interest Entities for more detailed information).

4.	Intangible Assets
Intangible assets consisted of:

	As of June 30, 2013			As of December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized Intangible Assets:
Goodwill	$1,555			$1,566
Trademarks	$721			$724
Amortized Intangible Assets:
Franchise agreements	$595	$348	$247	$594	$340	$254
Trademarks	8	2	6	7	1	6
Other	266	73	193	270	65	205
	$869	$423	$446	$871	$406	$465

The changes in the carrying amount of goodwill are as follows:

		Goodwill	Goodwill
	Balance as of	Acquired	Acquired	Foreign	Balance as of
	December 31, 2012	During 2013	During 2012	Exchange	June 30, 2013
Lodging	$300	$—	$—	$—	$300
Vacation Exchange and Rentals	1,241	10	4	(27)	1,228
Vacation Ownership	25	—	2	—	27
Total Company	$1,566	$10	$6	$(27)	$1,555

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Franchise agreements	$4	$4	$8	$9
Trademarks and Other	5	3	10	6
Total (*)	$9	$7	$18	$15

(*)     Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of June 30, 2013, the Company expects related amortization expense as follows:

Amount
Remainder of 2013	$18
2014	35
2015	34
2016	32
2017	32
2018	30

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30, 2013	December 31, 2012
Current vacation ownership contract receivables:
Securitized	$246	$252
Non-securitized	119	118
	365	370
Less: Allowance for loan losses	54	52
Current vacation ownership contract receivables, net	$311	$318
Long-term vacation ownership contract receivables:
Securitized	$2,039	$2,149
Non-securitized	876	867
	2,915	3,016
Less: Allowance for loan losses	468	445
Long-term vacation ownership contract receivables, net	$2,447	$2,571

During the three and six months ended June 30, 2013, the Company’s securitized vacation ownership contract receivables generated interest income of $76 million and $153 million, respectively. During the three and six months ended June 30, 2012, such amounts were $78 million and $153 million, respectively.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2013 and 2012, the Company originated vacation ownership contract receivables of $482 million and $518 million, respectively, and received principal collections of $403 million and $385 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.4% as of both June 30, 2013 and December 31, 2012.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	174
Contract receivables write-offs, net	(149)
Allowance for loan losses as of June 30, 2013	$522

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	196
Contract receivables write-offs, net	(157)
Allowance for loan losses as of June 30, 2012	$433
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $90 million and $174 million as a reduction of net revenues during the three and six months ended June 30, 2013, respectively, and $100 million and $196 million during the three and six months ended June 30, 2012, respectively.
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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,465	$1,059	$262	$95	$281	$3,162
31 - 60 days	10	18	19	3	4	54
61 - 90 days	7	11	13	2	2	35
91 - 120 days	5	9	12	2	1	29
Total	$1,487	$1,097	$306	$102	$288	$3,280

	As of December 31, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,459	$1,064	$274	$94	$312	$3,203
31 - 60 days	13	26	23	3	5	70
61 - 90 days	10	14	17	2	2	45
91 - 120 days	13	30	23	1	1	68
Total	$1,495	$1,134	$337	$100	$320	$3,386

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

6.	Inventory
Inventory consisted of:

	June 30, 2013	December 31, 2012
Land held for VOI development	$101	$137
VOI construction in process	84	147
Inventory sold subject to conditional repurchase (a)	114	—
Completed inventory and vacation credits (b) (c)	725	793
Total inventory	1,024	1,077
Less: Current portion	330	379
Non-current inventory	$694	$698

(a)	Comprised of $76 million of VOI construction in process and $38 million of land held for VOI development.

(b)	Includes estimated recoveries of $217 million and $202 million as of June 30, 2013 and December 31, 2012, respectively.

(c)
Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses of which $67 million and $69 million as of June 30, 2013 and December 31, 2012, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

Inventory Sale Transaction
During June 2013, the Company sold real property located in Las Vegas, Nevada, to a third party developer, consisting of $114 million of vacation ownership inventory and $3 million of property and equipment. Total consideration was $117 million, of which $87 million was cash and $30 million was a note receivable; there was no gain or loss on this transaction.

In accordance with the agreement with the third party developer, the Company has conditional rights and a conditional obligation to repurchase the completed property from the developer subject to the property meeting the Company's vacation ownership resort standards and provided that the third party developer has not sold the property to another party (see Note 12 - Commitments and Contingencies for more detailed information). Under the sale of real estate accounting guidance, the conditional rights and obligation of the Company constitute continuing involvement and thus the Company was unable to account for this transaction as a sale. The property was sold to a variable interest entity (“VIE”) for which the Company is not the primary beneficiary as the Company does not control the entity's development activities and cannot prevent the entity from selling the property to another party. Accordingly, the Company does not consolidate the VIE.

In connection with this transaction, the Company recorded an obligation of $117 million and a note receivable of $30 million as of June 30, 2013, which are recorded in other non-current liabilities and other non-current assets, respectively, on the Consolidated Balance Sheet. Interest on the note receivable accrues at 3% per annum and is expected to be payable with the principal at maturity in December 2014. The $87 million of cash consideration received is included in proceeds from vacation ownership inventory arrangement in the financing section on the Consolidated Statement of Cash Flows for the six months ended June 30, 2013. The note receivable and corresponding long-term obligation was non-cash and as such, was excluded from the Company's Consolidated Statement of Cash Flows.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2013		December 31, 2012
Securitized vacation ownership debt: (a)
Term notes	$1,569		$1,770
Bank conduit facility	289		190
Total securitized vacation ownership debt	1,858		1,960
Less: Current portion of securitized vacation ownership debt	217		218
Long-term securitized vacation ownership debt	$1,641		$1,742
Long-term debt: (b)
Revolving credit facility (due July 2018)	$41		$85
Commercial paper	168		273
9.875% senior unsecured notes (due May 2014)	—		42	(d)
$315 million 6.00% senior unsecured notes (due December 2016)	319	(c)	361	(e)
$300 million 2.95% senior unsecured notes (due March 2017)	298		298
$14 million 5.75% senior unsecured notes (due February 2018)	14		248	(f)
$450 million 2.50% senior unsecured notes (due March 2018)	447		—
$40 million 7.375% senior unsecured notes (due March 2020)	40		248	(f)
$250 million 5.625% senior unsecured notes (due March 2021)	246		246
$650 million 4.25% senior unsecured notes (due March 2022)	644		644
$400 million 3.90% senior unsecured notes (due March 2023)	397		—
Capital leases	184		105
Other	133		52
Total long-term debt	2,931		2,602
Less: Current portion of long-term debt	52		326
Long-term debt	$2,879		$2,276

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote SPEs, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,414 million and $2,543 million of underlying gross vacation ownership contract receivables and related assets as of June 30, 2013 and December 31, 2012, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $19 million and $18 million as of June 30, 2013 and December 31, 2012, respectively.

(c)	Includes $4 million of unamortized gains from the settlement of a derivative.

(d)	Aggregate principal balance as of December 31, 2012 was $43 million.

(e)	Aggregate principal balance as of December 31, 2012 was $357 million inclusive of $5 million of unamortized gains from the settlement of a derivative.

(f)	Aggregate principal balance as of December 31, 2012 was $250 million.

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

Sierra Timeshare 2013-1 Receivables Funding, LLC. During March 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-1 Receivables Funding LLC, in the initial principal amount of $300 million at an advance rate of 91%. These borrowings bear interest at a weighted average coupon rate of 1.77% and are secured by vacation ownership contract receivables. As of June 30, 2013, the Company had $252 million of outstanding borrowings under these term notes.

Revolving Credit Facility. On May 22, 2013, the Company replaced its $1.0 billion revolving credit facility with a $1.5 billion revolving credit facility that expires on July 15, 2018. This facility is subject to a facility fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points. The facility fee and interest rate are dependent on the Company's credit ratings. The available capacity of the facility also supports the Company's commercial paper program.

Commercial Paper. On May 22, 2013, the Company increased its existing commercial paper program by $250 million to a maximum of $750 million. The maturities of the commercial paper notes will vary, but may not exceed 366 days from the date of issue. The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. While outstanding commercial paper borrowings generally have short-term maturities, the Company classifies the outstanding borrowings as long-term debt based on its intent and ability to refinance the outstanding borrowings on a long-term basis with its revolving credit facility. As of December 31, 2012, the Company classified its outstanding commercial paper borrowings as current portion of long-term debt due to its inability to refinance the outstanding borrowings on a long-term basis resulting from restrictions contained in the prior revolving credit facility.

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

Other. During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired a hotel through an SPE. The SPE financed the hotel acquisition with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest is payable semi-annually, commencing on July 24, 2013. In addition, the $9 million of mandatorily redeemable equity of the SPE is classified as long-term debt (see Note 8 - Variable Interest Entities for more detailed information).

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
Early Extinguishment of Debt

During the first quarter of 2013, the Company repurchased a portion of its 5.75% and 7.375% senior unsecured notes totaling $446 million through tender offers, repurchased $42 million of its 6.00% senior unsecured notes on the open market and executed a redemption option for the remaining $43 million outstanding on its 9.875% senior unsecured notes. As a result, the Company repurchased a total of $531 million of its outstanding senior unsecured notes and incurred expenses of $111 million during the six months ended June 30, 2013, which is included within early extinguishment of debt on the Consolidated Statement of Income.

During the first quarter of 2012, the Company repurchased a portion of its 9.875% and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred expenses of $106 million during the six months ended June 30, 2012, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Maturities and Capacity

The Company’s outstanding debt as of June 30, 2013 matures as follows:

	Securitized Vacation Ownership Debt	Other	Total
Within 1 year	$217	$52	$269
Between 1 and 2 years	254	47	301
Between 2 and 3 years	355	48	403
Between 3 and 4 years	188	661	849
Between 4 and 5 years	181	475	656
Thereafter	663	1,648	2,311
	$1,858	$2,931	$4,789

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2013, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	289	41
Letters of credit	—	11
Commercial paper borrowings	—	168	(b)
Available Capacity	$361	$1,280

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity of its revolving credit facility.

Interest Expense

The Company incurred non-securitized interest expense of $34 million and $66 million during the three and six months ended June 30, 2013, respectively. Such amounts consisted primarily of $35 million and $68 million of interest on long-term debt, partially offset by $1 million and $2 million of capitalized interest during the three and six months ended June 30, 2013, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $63 million during the six months ended June 30, 2013.

The Company incurred non-securitized interest expense of $32 million and $65 million during the three and six months ended June 30, 2012, respectively. Such amounts consisted primarily of $33 million and $67 million of interest on long-term debt, partially offset by $1 million and $2 million of capitalized interest during the three and six months ended June 30, 2012, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $60 million during the six months ended June 30, 2012.

Interest expense incurred in connection with the Company's securitized vacation ownership debt during the three and six months ended June 30, 2013 was $20 million and $40 million, respectively, and $23 million and $46 million during the three and six months ended June 30, 2012, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $32 million and $38 million during the six months ended June 30, 2013 and 2012, respectively.

8.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its variable interests, including loans, guarantees, SPEs and equity investments to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2013	December 31, 2012
Securitized contract receivables, gross (a)	$2,285	$2,401
Securitized restricted cash (b)	110	121
Interest receivables on securitized contract receivables (c)	18	19
Other assets (d)	1	2
Total SPE assets (e)	2,414	2,543
Securitized term notes (f)	1,569	1,770
Securitized conduit facilities (f)	289	190
Other liabilities (g)	3	5
Total SPE liabilities	1,861	1,965
SPE assets in excess of SPE liabilities	$553	$578

(a)
Included in current ($246 million and $252 million as of June 30, 2013 and December 31, 2012, respectively) and non-current ($2,039 million and $2,149 million as of June 30, 2013 and December 31, 2012, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($66 million and $65 million as of June 30, 2013 and December 31, 2012, respectively) and other non-current assets ($44 million and $56 million as of June 30, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $25 million and $28 million as of June 30, 2013 and December 31, 2012, respectively, related to securitized debt.

(f)
Included in current ($217 million and $218 million as of June 30, 2013 and December 31, 2012, respectively) and long-term ($1,641 million and $1,742 million as of June 30, 2013 and December 31, 2012, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million as of both June 30, 2013 and December 31, 2012) and other non-current liabilities ($1 million and $3 million as of June 30, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $995 million and $985 million as of June 30, 2013 and December 31, 2012, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30, 2013	December 31, 2012
SPE assets in excess of SPE liabilities	$553	$578
Non-securitized contract receivables	995	985
Less: Allowance for loan losses	522	497
Total, net	$1,026	$1,066
In addition to restricted cash related to securitizations, the Company had $85 million and $56 million of restricted cash related to escrow deposits as of June 30, 2013 and December 31, 2012, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

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

The assets and liabilities of the SPE are as follows:

June 30, 2013
Cash	$4
Property and equipment, net	113
Total SPE assets	117
Accrued expenses and other current liabilities	2
Long-term debt (*)	124
Total SPE liabilities	126
SPE liabilities in excess of SPE assets	$(9)

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	June 30, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$2	$2	$—	$2	$2	$—
Foreign exchange contracts	2	2	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$10	$4	$6	$9	$3	$6
Liabilities
Derivatives: (c)
Interest rate contracts	$1	$1	$—	$3	$3	$—
Foreign exchange contracts	6	6	—	1	1	—
Total liabilities	$7	$7	$—	$4	$4	$—

(a)
Included in other current assets ($2 million and $1 million as of June 30, 2013 and December 31, 2012, respectively) and other non-current assets ($2 million and $2 million as of June 30, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(c)
Included in accrued expenses and other current liabilities ($6 million and $1 million as of June 30, 2013 and December 31, 2012, respectively) and other non-current liabilities ($1 million and $3 million as of June 30, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,758	$3,288	$2,889	$3,391
Debt
Total debt	4,789	4,871	4,562	4,811

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

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The amount of gains or losses the Company expects to reclassify from AOCI to earnings over the next 12 months is not material.

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

Gains or losses recognized on the Consolidated Statements of Income and in AOCI for both the three and six months ended June 30, 2013 and 2012, were not material.

11.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2004.

The Company’s effective tax rate declined from 37.9% during the three months ended June 30, 2012 to 37.0% during the three months ended June 30, 2013 primarily due to lower foreign taxes.

The Company’s effective tax rate increased from 36.4% during the six months ended June 30, 2012 to 36.5% during the six months ended June 30, 2013.

The Company made cash income tax payments, net of refunds, of $96 million and $79 million during the six months ended June 30, 2013 and 2012, respectively.

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

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company disputes the allegations in the lawsuit and is defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company's results of operations, financial position or cash flows. On March 26, 2013, the Company's motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $26 million and $42 million as of June 30, 2013 and December 31, 2012, respectively. Such reserve is exclusive of matters relating to the Company’s separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings or cash flows in any given reporting period. As of June 30, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $25 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications

Lodging

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of June 30, 2013, the maximum potential amount of future payments to be made under these guarantees was $129 million with a combined annual cap of $36 million.

In connection with such performance guarantees, as of June 30, 2013, the Company maintained a liability of $33 million, of which $28 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of June 30, 2013, the Company also had a corresponding $35 million asset related to these guarantees, of which $32 million was included in other non-current assets and $3 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million during both the three and six months ended June 30, 2013, respectively.

Under such performance guarantees, the Company also had a $13 million receivable as of June 30, 2013 resulting from payments made to date which are subject to recapture and for which the Company estimates will be recoverable from future operating performance. Such receivable was included in other non-current assets on the Company's Consolidated Balance Sheet.

Vacation Ownership

The Company guarantees its vacation ownership subsidiary's obligation to repurchase completed property in Las Vegas, Nevada from a third party developer subject to the property meeting the Company's vacation ownership resort standards and provided that the third party developer has not sold the property to another party. The maximum potential future payments that the Company could be required to make under this commitment was $309 million as of June 30, 2013.

Cendant Litigation

Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

13.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$137	$(9)	$(8)	$120
Period change	(79)	2	—	(77)
Balance, June 30, 2013	$58	$(7)	$(8)	$43

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$25	$4	$2	$31
Period change	12	—	—	12
Balance, June 30, 2013	$37	$4	$2	$43

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$162	$(5)	$(6)	$151
Period change	(67)	2	—	(65)
Balance, June 30, 2013	$95	$(3)	$(6)	$86

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2013, 16.5 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2013 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2012	3.1		$32.41	1.1		$17.13
Granted	0.9	(b)	60.24	0.1	(b)	60.24
Vested/exercised	(1.2)		29.50	—		—
Balance as of June 30, 2013 (a)	2.8	(c)	42.57	1.2	(d)	20.24

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $106 million as of June 30, 2013, which is expected to be recognized over a weighted average period of 2.9 years.

(b)	Primarily represents awards granted by the Company on February 28, 2013.

(c)	Approximately 2.6 million RSUs outstanding as of June 30, 2013 are expected to vest over time.

(d)
Approximately 1 million SSARs are exercisable as of June 30, 2013. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2013 had an intrinsic value of $45 million and have a weighted average remaining contractual life of 2.2 years.

On February 28, 2013, the Company approved grants of incentive equity awards totaling $54 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of 4 years. In addition, on February 28, 2013, the Company approved a grant of incentive equity awards totaling $14 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of June 30, 2013, there were approximately 834,000 PSUs outstanding with an aggregate unrecognized compensation expense of $23 million.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $14 million and $25 million during the three and six months ended June 30, 2013, respectively, and $11 million and $20 million during the three and six months ended June 30, 2012, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of

$6 million and $10 million during the three and six months ended June 30, 2013, respectively, and $4 million and $8 million during the three and six months ended June 30, 2012, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the six months ended June 30, 2013, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $12 million due to the vesting of RSUs and exercise of stock options. As of June 30, 2013, the Company’s APIC Pool balance was $74 million.

The Company paid $25 million and $42 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2013 and 2012, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended June 30,
	2013			2012
	Net Revenues		EBITDA	Net Revenues		EBITDA
Lodging	$262	(b)	$78	$233	(b)	$75
Vacation Exchange and Rentals	376		85	348		82
Vacation Ownership	630		161	570		150
Total Reportable Segments	1,268		324	1,151		307
Corporate and Other (a)	(15)		(27)	(12)		(25)
Total Company	$1,253		$297	$1,139		$282

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

EBITDA			$297			$282
Depreciation and amortization			54			46
Interest expense			34			32
Interest income			(2)			(2)
Income before income taxes			211			206
Provision for income taxes			78			78
Net income attributable to Wyndham shareholders			$133			$128

(a)	Includes the elimination of transactions between segments.

(b)
Includes $10 million and $9 million of inter-segment trademark fees during the three months ended June 30, 2013 and 2012, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment.

	Six Months Ended June 30,
	2013			2012
	Net Revenues		EBITDA	Net Revenues		EBITDA
Lodging	$485	(b)	$137	$418	(b)	$123
Vacation Exchange and Rentals	750		179	709		177
Vacation Ownership	1,179		272	1,071		253
Total Reportable Segments	2,414		588	2,198		553
Corporate and Other (a)	(27)		(57)	(23)		(46)
Total Company	$2,387		$531	$2,175		$507

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

EBITDA			$531			$507
Depreciation and amortization			106			91
Interest expense			66			65
Early extinguishment of debt			111			106
Interest income			(4)			(5)
Income before income taxes			252			250
Provision for income taxes			92			91
Net income			160			159
Net loss attributable to noncontrolling interest			—			1
Net income attributable to Wyndham shareholders			$160			$160

(a)	Includes the elimination of transactions between segments.

(b)
Includes $18 million and $17 million of inter-segment trademark fees during the six months ended June 30, 2013 and 2012, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment.

16.	Restructuring
During 2012, the Company committed to an organizational realignment initiative at its vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, the Company implemented an organizational realignment initiative at its vacation ownership business targeting the elimination of business function redundancies resulting from the Shell Vacations Club acquisition. During the six months ended June 30, 2013, the Company recorded $2 million of facility-related costs, reduced its liability with $3 million of cash payments and reversed $1 million of previously recorded personnel-related costs. The remaining liability of $4 million as of June 30, 2013 is primarily expected to be paid in cash; $2 million of personnel-related by the end of 2013 and $2 million of facility-related by January 2017. From the commencement of the 2012 restructuring plan through June 30, 2013, the Company has incurred a total of $8 million of expenses in connection with such plan.
In addition to the restructuring plan implemented during 2012, the table below includes activity for prior restructuring plans that are immaterial to the Company. The activity related to costs associated with the Company's restructuring plans is summarized by category as follows:

	Liability as of	Costs		Liability as of
	December 31, 2012	Recognized/(Reversed)	Cash Payments	June 30, 2013
Personnel-related	$6	$(1)	$(3)	$2
Facility-related	5	4	(3)	6
	$11	$3	$(6)	$8

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $41 million as of both June 30, 2013 and December 31, 2012. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2013, the letter of credit was $53 million.

As of June 30, 2013, the $41 million of Separation related liabilities is comprised of $35 million for tax liabilities, $2 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $22 million is recorded in current due to former Parent and subsidiaries and $17 million is recorded in long-term due to former Parent and subsidiaries as of June 30, 2013 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of June 30, 2013 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of June 30, 2013 and December 31, 2012, the Company had $1 million and $2 million, respectively, of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheets.

18.	Subsequent Events
Securitization Term Transaction
On July 23, 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-2 Receivables Funding LLC, with an initial principal amount of $325 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 2.68% and are secured by vacation ownership contract receivables.

Repurchase Authorization

On July 23, 2013, the Company's Board of Directors increased the authorization for the Company's stock repurchase program by $750 million.

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

RESULTS OF OPERATIONS

Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and EBITDA (a non-GAAP measure), which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing interest) and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The following operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our businesses.
The table below presents our operating statistics for the three months ended June 30, 2013 and 2012. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2013	2012	% Change
Lodging
Number of rooms (a)	635,100	608,300	4.4
RevPAR (b)	$38.00	$37.23	2.1
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,686	3,670	0.4
Exchange revenue per member (d)	$182.42	$177.07	3.0
Vacation rental transactions (in 000s) (e) (f)	355	325	9.2
Average net price per vacation rental (f) (g)	$540.38	$524.40	3.0
Vacation Ownership
Gross VOI sales (in 000s) (h) (i) (j)	$481,000	$460,000	4.6
Tours (h) (k)	206,000	186,000	10.8
Volume Per Guest (“VPG”) (h) (l)	$2,256	$2,361	(4.4)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(f)
Includes the impact from the acquisition of Smoky Mountain Property Management Group (August 2012), Oceana Resorts (December 2012) and two tuck-in acquisitions (December 2012 and January 2013) from the acquisition dates forward. Therefore, such operating statistics for 2013 are not presented on a comparable basis to the 2012 operating statistics.

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

(i)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) 1.0, before loan loss provisions.

(j)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended June 30 (in millions):

	2013	2012
Gross VOI sales (1)	$481	$460
Less: WAAM 1.0 sales (2)	44	18
Gross VOI sales, net of WAAM 1.0 sales	437	442
Less: Loan loss provision	90	100
Vacation ownership interest sales	$347	$342

(1)
For the three months ended June 30, 2013 and 2012, includes $1 million and $12 million, respectively, of gross VOI sales under our WAAM 2.0 sales model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.

(2)
Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM 1.0 commission revenues amounted to $30 million and $11 million for the three months ended June 30, 2013 and 2012, respectively.

(k)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(l)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $18 million and $20 million during the three months ended June 30, 2013 and 2012, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.

THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012
Our consolidated results are as follows:

	Three Months Ended June 30,
	2013	2012	Favorable/(Unfavorable)
Net revenues	$1,253	$1,139	$114
Expenses	1,012	908	(104)
Operating income	241	231	10
Other income, net	(2)	(5)	(3)
Interest expense	34	32	(2)
Interest income	(2)	(2)	—
Income before income taxes	211	206	5
Provision for income taxes	78	78	—
Net income attributable to Wyndham shareholders	$133	$128	$5

Net revenues increased $114 million (10%) for the three months ended June 30, 2013 compared with the same period last year primarily resulting from:

•	$63 million of incremental revenues from acquisitions across all our businesses;

•	$24 million at our vacation ownership business primarily resulting from higher commissions on gross VOI sales under WAAM 1.0 and property management fees;

•	$14 million at our lodging business primarily from higher reimbursable revenues in our hotel management business; and

•	$13 million of higher revenues at our exchange and rentals business primarily resulting from stronger yield on rental transactions and higher fees from new product offerings.

Expenses increased $104 million (11.5%) for the three months ended June 30, 2013 compared with the same period last year principally reflecting:

•	$58 million of incremental expenses from acquisitions;

•	$38 million of higher expenses from operations primarily related to the revenue increases; and

•	$8 million of higher depreciation and amortization expense resulting from the impact of acquisitions, property and equipment additions and a capital lease for our Corporate headquarters.

Other income, net decreased $3 million for the three months ended June 30, 2013 compared to the same period last year resulting primarily from the absence of a settlement payment received during the second quarter of 2012 for a business disruption claim related to the Gulf of Mexico oil spill in 2010 at our vacation exchange and rentals business.
Interest expense increased $2 million during the three months ended June 30, 2013 compared with the same period last year primarily due to the impact of higher debt levels offset partially by lower average interest rates.
Our effective tax rate declined from 37.9% during the second quarter of 2012 to 37.0% during the second quarter of 2013 primarily due to lower foreign taxes.
As a result of these items, net income attributable to Wyndham shareholders increased $5 million (3.9%) as compared to the second quarter of 2012.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2013 compared to June 30, 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$262	$233	12.4	$78		$75	(c)	4.0
Vacation Exchange and Rentals	376	348	8.0	85		82		3.7
Vacation Ownership	630	570	10.5	161		150		7.3
Total Reportable Segments	1,268	1,151	10.2	324		307		5.5
Corporate and Other (a)	(15)	(12)	*	(27)	(b)	(25)	(b)	*
Total Company	$1,253	$1,139	10.0	$297		$282		5.3

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

EBITDA				$297		$282
Depreciation and amortization				54		46
Interest expense				34		32
Interest income				(2)		(2)
Income before income taxes				211		206
Provision for income taxes				78		78
Net income attributable to Wyndham shareholders				$133		$128

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes $27 million and $25 million of corporate costs during the three months ended June 30, 2013 and 2012, respectively.

(c)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

Lodging

Net revenues increased $29 million (12.4%) and EBITDA increased $3 million (4.0%) during the second quarter of 2013 compared to the same period last year.

Net revenues reflects a $16 million increase in reimbursable revenues in our hotel management business resulting from new management agreements executed during 2013 which had no impact on EBITDA.

The Wyndham Grand Rio Mar hotel, which we assumed ownership control of in the fourth quarter of 2012, contributed $12 million of incremental net revenues with no incremental EBITDA due to seasonality.

Net revenues also reflects a $6 million decrease in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to the absence of $11 million of fees charged for the global conference during the second quarter of 2012, partially offset by (i) a 2.1% increase in RevPAR resulting primarily from stronger average daily rates and (ii) a 4.4% increase in system size. Other franchise fees and ancillary revenues contributed an additional $6 million and $2 million of net revenues and EBITDA, respectively, primarily due to growth in our co-branded credit card program.

In addition, EBITDA was favorably impacted by $6 million of lower marketing, reservation and Wyndham Rewards expenses primarily due to the absence of expenses associated with the global conference during the second quarter of 2012, partially offset by higher expenses associated with the marketing revenue increase.

As of June 30, 2013, we had approximately 7,410 properties and 635,100 rooms in our system. Additionally, our hotel development pipeline included approximately 940 hotels and approximately 112,000 rooms, of which 57% were international and 62% were new construction as of June 30, 2013.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $28 million (8.0%) and $3 million (3.7%), respectively, during the second quarter of 2013 compared with the second quarter of 2012. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted both net revenues and EBITDA by $1 million. EBITDA also reflects the absence of a $4 million settlement of a business disruption claim received during the second quarter of 2012 related to the Gulf of Mexico oil spill in 2010.
Our acquisitions of vacation rental businesses contributed $15 million of incremental net revenues (inclusive of $2 million of ancillary revenues) and $5 million of incremental EBITDA during the second quarter of 2013.
Net revenues generated from rental transactions and related services increased $22 million. Excluding the impact of $13 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $9 million primarily due to (i) a 4.0% increase in average net price per vacation rental driven by the impact of yield management strategies in our Hoseasons Group and Landal GreenParks businesses and (ii) a 1.2% increase in rental transaction volume primarily resulting from growth in our Hoseasons Group business due to customers booking closer to arrival dates and enhanced marketing strategies, partially offset by a decline in transaction volume at our Landal GreenParks business, which we believe was due to lower spending by consumers resulting from the economic uncertainty.
Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $6 million. Excluding an unfavorable impact of $1 million from foreign exchange movements, exchange and related service revenues increased $7 million due to the impact of a 3.6% increase in exchange revenue per member primarily resulting from growth in revenues derived from new products and Platinum memberships, as well as higher yields in member rentals. The average number of members remained flat.
In addition to the items discussed above, EBITDA was unfavorably impacted by $10 million of higher product and service-related costs resulting from the revenue increases in our European vacation rental businesses, partially offset by the favorable impact of $1 million from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $60 million (10.5%) and $11 million (7.3%), respectively, during the second quarter of 2013 compared with the second quarter of 2012. The acquisition of Shell completed during the third quarter of 2012 contributed $36 million of net revenues with no material impact on EBITDA.

Gross VOI sales increased $21 million (4.6%) compared to the prior year which principally reflects a $26 million increase in gross VOI sales under WAAM 1.0 for which we receive a commission. Gross sales of VOIs, net of WAAM 1.0 sales, decreased $5 million (1.1%) which included an increase of $12 million due to the Shell acquisition. The decrease in gross VOI sales was principally due to a 4.4% decrease in VPG partially offset by a 10.8% increase in tour flow. The change in VPG was attributable to the expiration of an upgrade marketing program during the fourth quarter of 2012 and the mix impact of lower VPG from Shell sales. The increase in tour flow reflected our focus on marketing programs directed towards new owner generation as well as the impact of the Shell acquisition. Our provision for loan losses decreased $10 million primarily due to (i) a lower provision rate as a result of favorable default trends from lower cease and desist activity and continued improvement in the economy and (ii) the decrease in gross VOI sales, net of WAAM 1.0 sales. Commission revenues and EBITDA generated by gross VOI sales under WAAM 1.0 increased by $18 million and $3 million, respectively.

Property management revenues and EBITDA increased $33 million and $3 million, respectively. The revenue and EBITDA increase was primarily the result of $23 million and $4 million of incremental revenues and EBITDA, respectively, from the Shell acquisition and higher revenues for ancillary services provided by us for which we receive a fee. Revenues were also favorably impacted by higher reimbursable revenues resulting from increased operating expenses at our resorts which had no impact on EBITDA.

Consumer financing revenues and EBITDA increased $3 million and $7 million, respectively. Excluding $3 million of incremental revenues and EBITDA contributed by Shell, revenues were flat and EBITDA increased $4 million principally due to higher weighted average interest rates earned on contract receivables offset by a lower average portfolio balance of such receivables. EBITDA further reflects lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 4.2% from 5.0%. As a result, our net interest income margin increased to 81% compared to 77% during 2012.

In addition to the items discussed above, EBITDA was unfavorably impacted by higher expenses primarily due to (i) $12 million of increased general and administrative expenses, primarily from incremental costs from Shell and higher information technology and legal costs and (ii) $4 million of increased expenses related to our ancillary marketing activities. Such increases were partially offset by $9 million of lower cost of VOI sales due to lower product costs and the decrease in VOI sales.

Corporate and Other

Corporate EBITDA decreased $2 million during the three months ended June 30, 2013 compared with the same period as the prior year primarily due to continued investment in information technology and information systems security enhancements, as well as higher employee related costs.
SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012
Our consolidated results are as follows:

	Six Months Ended June 30,
	2013	2012	Favorable/(Unfavorable)
Net revenues	$2,387	$2,175	$212
Expenses	1,965	1,768	(197)
Operating income	422	407	15
Other income, net	(3)	(9)	(6)
Interest expense	66	65	(1)
Early extinguishment of debt	111	106	(5)
Interest income	(4)	(5)	(1)
Income before income taxes	252	250	2
Provision for income taxes	92	91	(1)
Net income	160	159	1
Net loss attributable to noncontrolling interest	—	1	(1)
Net income attributable to Wyndham shareholders	$160	$160	$—

Net revenues increased $212 million (9.7%) for the six months ended June 30, 2013 compared with the same period last year primarily resulting from:

•	$126 million of incremental revenues from acquisitions across all our businesses;

•	$34 million at our lodging business primarily from higher reimbursable revenues in our hotel management business and an increase in fees from ancillary services;

•	$34 million at our vacation ownership business primarily resulting from higher commissions on gross VOI sales under WAAM 1.0 and property management fees; and

•	$18 million increase at our exchange and rentals business resulting primarily from stronger yield on rental transactions and higher fees from new product offerings.

Expenses increased $197 million (11.1%) for the six months ended June 30, 2013 compared with the same period last year principally reflecting:

•	$116 million of incremental expenses from acquisitions;

•	$73 million of higher expenses from operations primarily related to the revenue increases;

•	a $15 million increase in depreciation and amortization resulting from acquisitions, property and equipment additions and the impact of the capital lease for our Corporate headquarters; and

•	a $4 million increase from the absence of a net benefit during 2012 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from the Separation.

Such expense increases were partially offset by an $11 million reduction in legal expenses due to a favorable settlement and partial insurance reimbursement of a lawsuit in our vacation ownership business during the first quarter of 2013.

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
Other income, net decreased $6 million for the six months ended June 30, 2013 compared to the same period last year resulting primarily from (i) the absence of a $4 million settlement payment received during the second quarter of 2012 for a business disruption claim related to the Gulf of Mexico oil spill in 2010 at our vacation exchange and rentals business and (ii) the absence of $2 million benefit during 2012 related to the reversal of an allowance of a previously divested asset.
Our effective tax rate increased from 36.4% during the six months ended June 30, 2012 to 36.5% during the six months ended June 30, 2013.

As a result of these items, net income attributable to Wyndham shareholders remained flat during the six months ended June 30, 2013 as compared to same period in 2012.
Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2013 compared to June 30, 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$485	$418	16.0	$137		$123	(e)	11.4
Vacation Exchange and Rentals	750	709	5.8	179		177	(f)	1.1
Vacation Ownership	1,179	1,071	10.1	272	(b)	253		7.5
Total Reportable Segments	2,414	2,198	9.8	588		553		6.3
Corporate and Other (a)	(27)	(23)	*	(57)	(c)	(46)	(c)	*
Total Company	$2,387	$2,175	9.7	$531		$507		4.7

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

EBITDA				$531		$507
Depreciation and amortization				106		91
Interest expense				66		65
Early extinguishment of debt				111	(d)	106	(g)
Interest income				(4)		(5)
Income before income taxes				252		250
Provision for income taxes				92		91
Net income				160		159
Net loss attributable to noncontrolling interest				—		1
Net income attributable to Wyndham shareholders				$160		$160

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)
Includes $2 million of costs incurred in connection with the acquisition of a hotel through the consolidation of a special purpose entity ("SPE") during January 2013, which will be converted to WAAM inventory.

(c)
Includes (i) $4 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant during the six months ended June 30, 2012, and (ii) $57 million and $49 million of corporate costs during the six months ended June 30, 2013 and 2012, respectively.

(d)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

(e)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(f)	Includes a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.

(g)	Represents costs incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes.

Lodging

Net revenues increased $67 million (16.0%) and EBITDA increased $14 million (11.4%) during the six months ended June 30, 2013 compared to the same period last year.

The Wyndham Grand Rio Mar hotel, which we assumed ownership control of during the fourth quarter of 2012, contributed an incremental $28 million of revenues and $4 million of EBITDA. The increase in net revenues also reflects $20 million of higher reimbursable revenues in our hotel management business, which had no impact on EBITDA. Such increase was primarily the result of the acquisition of new management agreements during the current year.

Royalty and marketing and reservation fees (inclusive of Wyndham Rewards) were flat compared to the prior year period primarily due to a 3.2% increase in RevPAR resulting from stronger occupancy and average daily rates, which was offset by the absence of fees charged for the global conference during the second quarter of 2012. Other franchise fees and ancillary revenues related primarily to computer sales and growth in our co-branded credit card program contributed an additional $15 million and $5 million of net revenues and EBITDA, respectively.

In addition, EBITDA was favorably impacted by $3 million of lower marketing, reservation and Wyndham Rewards expenses primarily due to the absence of expenses associated with the global conference during the second quarter of 2012, partially offset by higher expenses associated with the marketing revenue increase.
Vacation Exchange and Rentals

Net revenues and EBITDA increased $41 million (5.8%) and $2 million (1.1%), respectively, during the six months ended June 30, 2013 compared with the same period during 2012. A stronger U.S. dollar compared to other foreign currencies unfavorably impacted net revenues and EBITDA by $3 million and $2 million, respectively. EBITDA also reflects the absence of a $4 million settlement of a business disruption claim received during the second quarter of 2012 related to the Gulf of Mexico oil spill in 2010.
Our acquisitions of vacation rental businesses contributed $23 million of incremental net revenues (inclusive of $4 million of ancillary revenues) and $4 million of incremental EBITDA during the six months ended June 30, 2013.
Net revenues generated from rental transactions and related services increased $29 million. Excluding the impact of $19 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $10 million primarily due to a 5.4% increase in average net price per vacation rental driven by the impact of yield management strategies especially in our Hoseasons Group, Landal GreenParks and Novasol businesses. Such increase was offset by a 2.4% decline in rental transaction volume primarily at our Hoseasons Group and Landal GreenParks businesses, which we believe was primarily due to lower spending by consumers resulting from the economic uncertainty.
Exchange and related service revenues, which primarily consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $11 million. Excluding an unfavorable impact of $2 million from foreign exchange movements, exchange and related service revenues increased $13 million due to the impact of a 3.7% increase in exchange revenue per member primarily resulting from an increase in revenues derived from new products and higher exchange fees, as well as incremental revenues from new affiliate club servicing programs. The average number of members remained flat.
In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	$9 million of higher product and service-related costs resulting from the revenue increases in our European vacation rental businesses;

•	the absence of a $4 million favorable adjustment for value-added taxes recorded during the first quarter of 2012;

•	a $4 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2013; and

•	the absence of a $2 million benefit recorded during the first quarter of 2012 related to the reversal of an allowance associated with a previously divested asset.

Such decreases to EBITDA were partially offset by the favorable impact of $5 million from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $108 million (10.1%) and $19 million (7.5%), respectively, during the first half of 2013 compared with the first half of 2012. The acquisition of Shell completed during the third quarter of 2012 contributed $75 million of net revenues and $5 million of EBITDA.

Gross VOI sales increased $21 million (2.5%) compared to the prior year which principally reflects a $46 million increase in gross VOI sales under WAAM 1.0 for which we receive a commission. Gross sales of VOIs, net of WAAM 1.0 sales, decreased $25 million (3.1%) which included $23 million of incremental sales due to the Shell acquisition. The decrease in gross VOI sales was principally due to a 6.2% decrease in VPG partially offset by a 10.2% increase in tour flow. The change in VPG was attributable to the expiration of an upgrade marketing program and the mix impact of lower VPG from Shell sales. The increase in tour flow reflected our focus on marketing programs directed towards new owner generation as well as the impact of the Shell acquisition. Our provision for loan losses decreased $22 million primarily due to (i) a lower provision rate as a result of favorable default trends from lower cease and desist activity and continued improvement in the economy and (ii) the decrease in gross VOI sales, net of WAAM 1.0 sales. Commission revenues and EBITDA generated by gross VOI sales under WAAM 1.0 increased by $30 million and $5 million, respectively. In addition, net revenues increased $5 million for ancillary marketing activities.

Property management revenues and EBITDA increased $70 million and $10 million, respectively. The revenue and EBITDA increase was primarily the result of $48 million and $9 million of incremental revenues and EBITDA, respectively, from the Shell acquisition and higher revenues for ancillary services provided by us for which we receive a fee. Revenues were also favorably impacted by higher reimbursable revenues resulting from increased operating expenses at our resorts which had no impact on EBITDA.

Consumer financing revenues and EBITDA increased $6 million and $12 million, respectively. Excluding $7 million of incremental revenues and EBITDA contributed by Shell, revenues decreased $1 million and EBITDA increased $5 million principally due to a lower average portfolio balance of contract receivables partially offset by higher weighted average interest rates earned on such receivables. EBITDA further reflects lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 4.3% from 5.0% partially offset by $42 million of increased average borrowings on our securitized debt facilities due to higher advance rates. As a result, our net interest income margin increased to 81% compared to 78% during 2012.

In addition to the items discussed above, EBITDA was unfavorably impacted by increased expenses resulting primarily from:

•	$16 million of increased general and administrative expenses primarily from incremental expenses resulting from Shell and higher employee and information technology costs;

•	$6 million of increased expenses related to ancillary marketing activities; and

•	$3 million of higher marketing expenses due to increased tours for new owner generation.

Such increases were partially offset by $11 million of lower legal expenses due to the reversal of a portion of a litigation reserve resulting from the settlement of a lawsuit, as well as the receipt of an insurance reimbursement related to such lawsuit and $6 million of lower cost of VOI sales due to lower product costs and the decrease in VOI sales.

Corporate and Other

Corporate EBITDA decreased $11 million during the six months ended June 30, 2013 compared with the same period as the prior year. Corporate EBITDA reflects the absence of a $4 million net benefit during 2012 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation. Excluding the impact of this net benefit, corporate EBITDA decreased $7 million primarily due to continued investments in information technology and information systems security enhancements, as well as higher employee related costs.

RESTRUCTURING PLANS

During 2012, we committed to an organizational realignment initiative at our vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure partially due to a shift by members to transact online resulting from the enhancements we have made to RCI.com. Also during 2012, we implemented an organizational realignment initiative at our vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. In connection with these initiatives, we recorded $2 million of facility-related costs, reduced our liability with $3 million of cash payments and reversed $1 million of previously recorded personnel-related costs during the first half of

2013. As of June 30, 2013, we had a remaining liability of $4 million, which is primarily expected to be paid in cash; $2 million of personnel-related by the end of 2013 and $2 million of facility-related by January 2017. We anticipate annual net savings from such initiatives of $13 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2013	December 31, 2012	Change
Total assets	$9,849	$9,463	$386
Total liabilities	8,207	7,532	675
Total equity	1,642	1,931	(289)

Total assets increased $386 million from December 31, 2012 to June 30, 2013 primarily due to:

•
a $199 million increase in property and equipment primarily related to (i) the consolidated vacation ownership NYC property SPE's acquisition of a hotel which will be converted to vacation ownership inventory, (ii) property and equipment additions principally for information technology projects, renovations of owned bungalows at Landal GreenParks and leasehold improvements on a new Corporate facility, partially offset by current year depreciation of property and equipment and (iii) the reclassification of our Corporate headquarters to a capital lease resulting from the extension of the term of such lease;

•	a $147 million increase in cash and cash equivalents resulting from seasonality at our European rentals business;

•
a $133 million increase in other current assets primarily due to (i) increased escrow deposits and deferred costs related to bookings received on vacation rental transactions, (ii) an income tax receivable resulting from the tax benefit derived from the loss on the early extinguishment of debt and (iii) performance guarantees associated with management agreements executed at our lodging business; and

•
a $119 million increase in other non-current assets primarily due to the issuance of development advance notes and performance guarantees resulting from new franchise and management agreements executed at our lodging business and a note received in connection with the sale of unfinished vacation ownership inventory that is subject to conditional repurchase from the third party developer.

Such increases were partially offset by a $131 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions exceeding loan originations.

Total liabilities increased $675 million from December 31, 2012 to June 30, 2013 primarily due to:

•
a $329 million net increase in long-term debt primarily reflecting (i) the issuance of $850 million of senior unsecured notes, (ii) $124 million of borrowings incurred by the consolidated vacation ownership NYC property SPE and (iii) an $85 million capital lease obligation for our Corporate headquarters partially offset by the early repurchase of $531 million of senior unsecured notes and a $149 million decrease in borrowings under our commercial paper and Corporate revolver facilities;

•a $174 million increase in accounts payable primarily due to seasonality at our vacation rentals businesses;

•
a $150 million increase in other non-current liabilities primarily due to a (i) $117 million obligation resulting from the sale of vacation ownership inventory comprised of land and partially completed improvements, that is subject to conditional repurchase from the third party developer and (ii) performance guarantees associated with management agreements executed at our lodging business; and

•	a $131 million increase in deferred income primarily resulting from the seasonality of arrival-based bookings within our vacation rentals businesses.

Such increases were partially offset by a $102 million reduction in our securitized vacation ownership debt.

Total equity decreased $289 million from December 31, 2012 to June 30, 2013 primarily due to:
•$315 million of stock repurchases;
•$81 million of dividends; and
•$67 million of foreign currency translation adjustments.

Such decreases were partially offset by $160 million of net income.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility and commercial paper program as well as access to the long-term debt markets. In addition, certain funding requirements of our vacation ownership business are met through the utilization of our bank conduit facility and the issuance of securitized debt to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facility, commercial paper program and continued access to the securitization and debt markets provide us with sufficient liquidity to meet our ongoing needs. It is our practice to renew our bank conduit facility approximately one year prior to its then current term and, as such, we are currently pursuing an extension of the term on our existing conduit facility.

Our five-year revolving credit facility has a total capacity of $1.5 billion and available capacity of $1.3 billion, net of letters of credit and commercial paper borrowings as of June 30, 2013. We consider outstanding borrowings under our commercial paper program to be a reduction of the available capacity on our revolving credit facility.

We maintain a commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million. As of June 30, 2013, we had $168 million of outstanding borrowings and the total available remaining capacity was $582 million.

Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $361 million as of June 30, 2013.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

During the six months ended June 30, 2013 and 2012, the net change in cash and cash equivalents was $147 million and $144 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2013	2012	Change
Cash provided by/(used in)
Operating activities	$758	$647	$111
Investing activities	(305)	(96)	(209)
Financing activities	(294)	(404)	110
Effects of changes in exchange rates on cash and cash equivalents	(12)	(3)	(9)
Net change in cash and cash equivalents	$147	$144	$3

Operating Activities

During the six months ended June 30, 2013, net cash provided by operating activities increased $111 million compared to the six months ended June 30, 2012, which principally reflects $89 million of higher cash generated from working capital (net change in assets and liabilities) primarily related to an increase in accounts payable and accrued expenses resulting from timing of payments and a decrease in vacation ownership contract receivables resulting from lower originations and higher collections.

Investing Activities

During the six months ended June 30, 2013, net cash used in investing activities increased $209 million as compared to the six months ended June 30, 2012, which principally reflects (i) a $128 million increase for acquisitions primarily related to a $115 million purchase of a hotel which will be converted to vacation ownership inventory, paid for and financed directly by related parties of the consolidated vacation ownership NYC property SPE, (ii) a $50 million increase in development advance payments resulting primarily from new franchise and management agreements executed at our lodging business and (iii) a $26 million increase for property and equipment additions primarily due to leasehold improvements for a new Corporate facility.

Financing Activities

During the six months ended June 30, 2013, net cash used in financing activities decreased $110 million compared to the six months ended June 30, 2012, which principally reflects:

•	$101 million of net incremental non-securitized borrowings;

•	$87 million due to proceeds received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase; and

•	$29 million of lower share repurchases.

Such decreases in cash outflows were partially offset by $96 million of lower net proceeds related to securitized vacation ownership debt.

Capital Deployment

We are focusing on optimizing cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to achieve a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. In addition, we may seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis, either directly or through investments in joint ventures.

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $750 million in 2013. During 2013, we anticipate net cash provided by operating activities of $1 billion and net cash used on capital expenditures of $250 million to $260 million. Net cash provided by operating activities less capital expenditures amounted to $796 million during 2012, which was comprised of net cash provided by operating activities of $1 billion less capital expenditures of $208 million. The decrease in the 2013 expected net cash provided by operating activities less capital expenditures of approximately $46 million is related to the higher anticipated spending on capital expenditures during 2013. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the six months ended June 30, 2013, we spent $35 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales. We anticipate spending on average approximately $150 million annually from 2012 through 2016 on vacation ownership development projects (approximately $120 million to $130 million during 2013), including projects currently under development. After factoring in the anticipated additional average spending, we expect to have adequate inventory to support vacation ownership sales through at least the next 4 to 5 years.

We also spent $104 million on capital expenditures, primarily on information technology enhancement projects, leasehold improvements for a new Corporate facility and renovations of owned bungalows at our Landal GreenParks business.

In addition, we utilized $52 million of our net cash provided by operating activities less capital expenditures on development advances related to new franchise and management agreements entered into with multi-unit owners. In an effort to support growth in our lodging business, we will continue to provide development advances which may include additional agreements with multi-unit owners. We will also continue to provide mezzanine financing, performance guarantees and other financial support.

During the six months ended June 30, 2013, an SPE that we consolidated into our financial statements, purchased a hotel in NYC which will be converted to vacation ownership inventory, for $115 million. Such purchase was reported within net assets acquired, net of cash acquired on our Consolidated Statement of Cash Flows. For further information regarding acquisitions, see Note 3 - Acquisitions.

In connection with our focus on optimizing cash flow, we are expanding on our approach to our asset-lite efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments for our future use. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we will purchase finished inventory at a future date as needed or as obligated under the agreement. We refer to this as WAAM 3.0.

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

Part of our capital allocation policy is to return cash to shareholders through the repurchase of common stock and payment of dividends.

Stock Repurchase Program

On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since authorized five increases to the repurchase program, most recently on July 23, 2013 for $750 million, bringing the total authorization under our current program to $3.0 billion.

During the first half of 2013, we repurchased 5.3 million shares at an average price of $59.69 for a cost of $315 million. From August 20, 2007 through June 30, 2013 we repurchased 58.3 million shares at an average price of $36.63 for a cost of $2.1 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises.

As of June 30, 2013, we have repurchased under our current and prior stock repurchase plans a total of 83.4 million shares at an average price of $35.32 for a cost of $2.9 billion since our Separation.

During the period July 1, 2013 through July 23, 2013, we repurchased an additional 1.2 million shares at an average price of $58.97 for a cost of $68 million. We currently have $874 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the six months ended June 30, 2013, we paid quarterly dividends of $0.29 per share of common stock issued and outstanding ($80 million in the aggregate) on the record date for the applicable dividend .

Our ongoing dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Long-Term Debt Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2013, our consolidated interest coverage ratio was 7.9 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2013, our consolidated leverage ratio was 2.7 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2013, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2013, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of June 30, 2013, we had $361 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

We maintain a commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of June 30, 2013, we had $168 million of outstanding borrowings and the total available capacity was $582 million.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $340 million outstanding as of June 30, 2013. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

Our senior unsecured debt is rated Baa3 with a “stable outlook” by Moody’s Investors Service and BBB- with a “stable outlook” by both Standard and Poor’s and Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

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

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of June 30, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $25 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	07/01/13- 6/30/14	7/01/14- 6/30/15	7/01/15- 6/30/16	7/01/16- 6/30/17	7/01/17- 6/30/18	Thereafter	Total
Securitized debt (a)	$217	$254	$355	$188	$181	$663	$1,858
Long-term debt (b)	52	47	48	661	475	1,648	2,931
Interest on debt (c)	186	175	161	137	112	253	1,024
Operating leases	69	60	52	44	42	214	481
Other purchase commitments (d)	126	106	54	18	10	122	436
Inventory sold subject to conditional repurchase	—	59	27	30	33	160	309
Separation liabilities (e)	22	6	12	1	—	—	41
Total (f)	$672	$707	$709	$1,079	$853	$3,060	$7,080

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes a $146 million purchase commitment for WAAM related VOI Inventory from an SPE, that is consolidated in our financial statements, of which $124 million is included in long-term debt.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Primarily represents commitments for the development of vacation ownership properties. The $214 million balance due after June 30, 2018 includes approximately $100 million of vacation ownership development commitments which we may terminate at minimal cost.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1-30, 2013	805,300	$62.95	805,300	$316,404,654
May 1-31, 2013	980,092	$61.75	980,092	$255,928,501
June 1-30, 2013(*)	1,105,800	$57.67	1,105,800	$192,135,037
Total	2,891,192	$60.53	2,891,192	$192,135,037

(*)	Includes 116,800 shares purchased for which the trade date occurred during June 2013 while settlement occurred during July 2013.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program five times, most recently on July 23, 2013 for $750 million, bringing the total authorization under the program to $3.0 billion as of July 23, 2013.
During the period July 1, 2013 through July 23, 2013, we repurchased an additional 1.2 million at an average price of $58.97. We currently have $874 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: July 24, 2013	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: July 24, 2013	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*
Credit Agreement, dated as of May 22, 2013, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, The Bank of Nova Scotia, Deutsche Bank Securities Inc., The Royal Bank of Scotland PLC, Credit Suisse AG, Cayman Islands Branch, Compass Bank, U.S. Bank National Association and SunTrust Bank, as Co-Documentation Agents, Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Goldman Sachs Bank USA, as Managing Agents

10.2*	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended
32*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed with this report