Form 10-Q
period 2013-09-30
WYNDHAM WORLDWIDE CORP
filed 2013-10-23
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
130,306,798 shares of common stock outstanding as of September 30, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of September 30, 2013, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the related consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 23, 2013

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues
Service and membership fees	$680	$566	$1,833	$1,558
Vacation ownership interest sales	384	373	995	987
Franchise fees	186	168	460	449
Consumer financing	107	106	318	311
Other	70	52	208	135
Net revenues	1,427	1,265	3,814	3,440
Expenses
Operating	589	495	1,645	1,389
Cost of vacation ownership interests	43	45	107	115
Consumer financing interest	19	23	60	69
Marketing and reservation	213	197	570	554
General and administrative	186	172	528	481
Depreciation and amortization	54	45	160	136
Total expenses	1,104	977	3,070	2,744
Operating income	323	288	744	696
Other income, net	(2)	—	(6)	(9)
Interest expense	31	32	97	98
Early extinguishment of debt	—	2	111	108
Interest income	(2)	(2)	(6)	(7)
Income before income taxes	296	256	548	506
Provision for income taxes	109	97	201	187
Net income	187	159	347	319
Net (income)/loss attributable to noncontrolling interest	—	—	(1)	1
Net income attributable to Wyndham shareholders	$187	$159	$346	$320
Earnings per share
Basic	$1.42	$1.13	$2.58	$2.20
Diluted	1.40	1.11	2.55	2.16

Cash dividends declared per share	$0.29	$0.23	$0.87	$0.69

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$187	$159	$347	$319
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	39	19	(28)	12
Unrealized gain/(loss) on cash flow hedges	(1)	1	1	4
Other comprehensive income/(loss), net of tax	38	20	(27)	16
Comprehensive income	225	179	320	335
Net (income)/loss attributable to noncontrolling interest	—	—	(1)	1
Comprehensive income attributable to Wyndham shareholders	$225	$179	$319	$336

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$269	$195
Trade receivables, net	429	442
Vacation ownership contract receivables, net	308	318
Inventory	327	379
Prepaid expenses	136	122
Deferred income taxes	97	157
Other current assets	298	253
Total current assets	1,864	1,866
Long-term vacation ownership contract receivables, net	2,447	2,571
Non-current inventory	687	698
Property and equipment, net	1,513	1,292
Goodwill	1,579	1,566
Trademarks, net	730	730
Franchise agreements and other intangibles, net	436	459
Other non-current assets	410	281
Total assets	$9,666	$9,463
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$186	$218
Current portion of long-term debt	55	326
Accounts payable	309	307
Deferred income	445	383
Due to former Parent and subsidiaries	22	22
Accrued expenses and other current liabilities	663	675
Total current liabilities	1,680	1,931
Long-term securitized vacation ownership debt	1,702	1,742
Long-term debt	2,888	2,276
Deferred income taxes	1,130	1,141
Deferred income	203	207
Due to former Parent and subsidiaries	17	17
Other non-current liabilities	364	218
Total liabilities	7,984	7,532
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 215,516,020 shares in 2013 and 214,812,395 shares in 2012	2	2
Treasury stock, at cost – 85,455,762 shares in 2013 and 77,523,995 shares in 2012	(3,076)	(2,601)
Additional paid-in capital	3,845	3,820
Retained earnings	785	558
Accumulated other comprehensive income	124	151
Total stockholders’ equity	1,680	1,930
Noncontrolling interest	2	1
Total equity	1,682	1,931
Total liabilities and equity	$9,666	$9,463

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income	$347	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	136
Provision for loan losses	275	320
Deferred income taxes	42	40
Stock-based compensation	38	31
Excess tax benefits from stock-based compensation	(13)	(27)
Early extinguishment of debt	106	107
Non-cash interest	21	17
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	12	42
Vacation ownership contract receivables	(171)	(247)
Inventory	25	68
Prepaid expenses	(14)	19
Other current assets	(11)	(12)
Accounts payable, accrued expenses and other current liabilities	(4)	5
Due to former Parent and subsidiaries, net	—	(3)
Deferred income	44	(17)
Other, net	1	10
Net cash provided by operating activities	858	808
Investing Activities
Property and equipment additions	(153)	(123)
Net assets acquired, net of cash acquired	(128)	(204)
Development advances	(54)	(3)
Equity investments and loans	(3)	(45)
Proceeds from asset sales	6	—
Decrease in securitization restricted cash	19	10
Increase in escrow deposit restricted cash	(6)	(11)
Other, net	2	(1)
Net cash used in investing activities	(317)	(377)
Financing Activities
Proceeds from securitized borrowings	1,203	1,265
Principal payments on securitized borrowings	(1,276)	(1,204)
Proceeds from long-term debt	377	1,818
Principal payments on long-term debt	(327)	(1,793)
Repayments of commercial paper, net	(108)	—
Proceeds from note issuances	843	941
Repurchase of notes	(636)	(757)
Proceeds from vacation ownership inventory arrangement	87	—
Repayment of convertible notes	—	(45)
Proceeds from call options	—	33
Dividends to shareholders	(119)	(102)
Repurchase of common stock	(473)	(476)
Proceeds from stock option exercises	—	13
Excess tax benefits from stock-based compensation	13	27
Debt issuance costs	(18)	(15)
Net share settlement of incentive equity awards	(26)	(44)
Other, net	(4)	(1)
Net cash used in financing activities	(464)	(340)
Effect of changes in exchange rates on cash and cash equivalents	(3)	(1)
Net increase in cash and cash equivalents	74	90
Cash and cash equivalents, beginning of period	195	142
Cash and cash equivalents, end of period	$269	$232

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	346	—	1	347
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(26)	—	—	—	(26)
Change in deferred compensation	—	—	—	38	—	—	—	38
Repurchase of common stock	(8)	—	(475)	—	—	—	—	(475)
Change in excess tax benefit on equity awards	—	—	—	13	—	—	—	13
Dividends	—	—	—	—	(119)	—	—	(119)
Balance as of September 30, 2013	130	$2	$(3,076)	$3,845	$785	$124	$2	$1,682

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	320	—	(1)	319
Other comprehensive income	—	—	—	—	—	16	—	16
Exercise of stock options and SSARs	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	31	—	—	—	31
Repurchase of common stock	(10)	—	(473)	—	—	—	—	(473)
Settlement of warrants	1	—	32	(32)	—	—	—	—
Change in excess tax benefit on equity awards	—	—	—	26	—	—	—	26
Dividends	—	—	—	—	(103)	—	—	(103)
Other	—	—	—	2	—	—	—	2
Balance as of September 30, 2012	140	$2	$(2,450)	$3,814	$510	$144	$(1)	$2,019

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
Foreign Currency Matters. In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years. The Company will adopt the guidance on January 1, 2014, as required, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012		2013		2012
Net income attributable to Wyndham shareholders	$187	$159		$346		$320
Basic weighted average shares	131	141		134		145
Stock options, SSARs and RSUs (a)	2	2		2	(d)	2
Warrants	—	1	(c)	—		1	(c)
Weighted average diluted shares (b)	133	144		136		148
Earnings per share:
Basic	$1.42	$1.13		$2.58		$2.20
Diluted	1.40	1.11		2.55		2.16

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 828,000 performance vested restricted stock units ("PSUs") for both the three and nine months ended September 30, 2013, respectively, and 607,000 PSUs for both the three and nine months ended September 30, 2012, respectively, as the Company has not met the required performance metrics.

(c)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

(d)	Excludes 69,000 stock-settled stock appreciation rights ("SSARs") for the nine months ended September 30, 2013, as their inclusion would have been anti-dilutive to EPS.

Dividend Payments

During each of the quarterly periods ended March 31, June 30 and September 30, 2013, the Company paid cash dividends of $0.29 per share ($119 million in the aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2012, the Company paid cash dividends of $0.23 per share ($102 million in the aggregate).

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per share
As of December 31, 2012	53.0	$1,820	$34.33
For the nine months ended September 30, 2013	7.9	475	59.84
As of September 30, 2013	60.9	$2,295	37.65

The Company had $782 million of remaining availability in its program as of September 30, 2013.

3.	Acquisitions
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

Vacation Ownership NYC Property. During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Alex hotel in New York City for $115 million through a special purpose entity ("SPE"). The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidates the SPE within its financial statements. The Company is managing and operating the hotel while the Company converts it into VOI inventory. The SPE's preliminary purchase price allocation for this hotel resulted in the recognition of $115 million of property and equipment, all of which was assigned to the Company's Vacation Ownership segment. Acquisition-related costs of $2 million are included in operating expenses in the accompanying Consolidated Statement of Income for the nine months ended September 30, 2013. This SPE transaction is consistent with the Company's strategy to replenish VOI inventory utilizing its Wyndham Asset Affiliation Model. The consolidation of the SPE was not material to the Company's results of operations, financial position or cash flows (see Note 8 - Variable Interest Entities for more detailed information).

4.	Intangible Assets
Intangible assets consisted of:

	As of September 30, 2013			As of December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized Intangible Assets:
Goodwill	$1,579			$1,566
Trademarks	$724			$724
Amortized Intangible Assets:
Franchise agreements	$594	$352	$242	$594	$340	$254
Trademarks	8	2	6	7	1	6
Other	273	79	194	270	65	205
	$875	$433	$442	$871	$406	$465

The changes in the carrying amount of goodwill are as follows:

		Goodwill	Goodwill
	Balance as of	Acquired	Acquired	Foreign	Balance as of
	December 31, 2012	During 2013	During 2012	Exchange	September 30, 2013
Lodging	$300	$—	$—	$—	$300
Vacation Exchange and Rentals	1,241	10	4	(3)	1,252
Vacation Ownership	25	—	2	—	27
Total Company	$1,566	$10	$6	$(3)	$1,579

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Franchise agreements	$3	$4	$11	$13
Trademarks and Other	6	3	16	9
Total (*)	$9	$7	$27	$22

(*)     Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of September 30, 2013, the Company expects related amortization expense as follows:

Amount
Remainder of 2013	$9
2014	36
2015	34
2016	33
2017	32
2018	31

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30, 2013	December 31, 2012
Current vacation ownership contract receivables:
Securitized	$223	$252
Non-securitized	143	118
	366	370
Less: Allowance for loan losses	58	52
Current vacation ownership contract receivables, net	$308	$318
Long-term vacation ownership contract receivables:
Securitized	$1,964	$2,149
Non-securitized	986	867
	2,950	3,016
Less: Allowance for loan losses	503	445
Long-term vacation ownership contract receivables, net	$2,447	$2,571

During the three and nine months ended September 30, 2013, the Company’s securitized vacation ownership contract receivables generated interest income of $73 million and $226 million, respectively. During the three and nine months ended September 30, 2012, such amounts were $76 million and $229 million, respectively. Such interest income is included in consumer financing revenues on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the nine months ended September 30, 2013 and 2012, the Company originated vacation ownership contract receivables of $785 million and $822 million, respectively, and received principal collections of $614 million and $575 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.5% and 13.4% as of September 30, 2013 and December 31, 2012, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	275
Contract receivables write-offs, net	(211)
Allowance for loan losses as of September 30, 2013	$561

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	320
Contract receivables write-offs, net	(228)
Allowance for loan losses as of September 30, 2012	$486
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $102 million and $275 million as a reduction of net revenues during the three and nine months ended September 30, 2013, respectively, and $124 million and $320 million during the three and nine months ended September 30, 2012, respectively.
Credit Quality for Financed Receivables and the Allowance for Credit Losses

The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 – 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis so as to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600, No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available).

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,501	$1,065	$236	$101	$286	$3,189
31 - 60 days	12	24	20	3	4	63
61 - 90 days	7	10	13	2	1	33
91 - 120 days	5	10	13	1	2	31
Total	$1,525	$1,109	$282	$107	$293	$3,316

	As of December 31, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,459	$1,064	$274	$94	$312	$3,203
31 - 60 days	13	26	23	3	5	70
61 - 90 days	10	14	17	2	2	45
91 - 120 days	13	30	23	1	1	68
Total	$1,495	$1,134	$337	$100	$320	$3,386

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

6.	Inventory
Inventory consisted of:

	September 30, 2013	December 31, 2012
Land held for VOI development	$102	$137
VOI construction in process	97	147
Inventory sold subject to conditional repurchase (a)	114	—
Completed inventory and vacation credits (b) (c)	701	793
Total inventory	1,014	1,077
Less: Current portion	327	379
Non-current inventory	$687	$698

(a)	Comprised of $76 million of VOI construction in process and $38 million of land held for VOI development.

(b)	Includes estimated recoveries of $229 million and $202 million as of September 30, 2013 and December 31, 2012, respectively.

(c)
Vacation credits relate to both the Company’s vacation ownership and vacation exchange and rentals businesses of which $66 million and $69 million as of September 30, 2013 and December 31, 2012, respectively, related to the Company’s vacation exchange and rentals business.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

Inventory Sale Transaction
During June 2013, the Company sold real property located in Las Vegas, Nevada, to a third party developer, consisting of $114 million of vacation ownership inventory and $3 million of property and equipment. Total consideration was $117 million, of which $87 million was cash and $30 million was a note receivable. The Company recognized no gain or loss on this transaction.

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

In connection with this transaction, the Company has an outstanding obligation of $118 million and a note receivable of $31 million as of September 30, 2013, which are recorded within other non-current liabilities and other non-current assets, respectively, on the Consolidated Balance Sheet. Interest on the note receivable accrues at 3% per annum and is expected to be paid with the principal at maturity in December 2014. The $87 million of cash consideration received is included in proceeds from vacation ownership inventory arrangement in the financing section on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013. The note receivable and corresponding long-term obligation were non-cash and as such, are excluded from the Company's Consolidated Statement of Cash Flows.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2013		December 31, 2012
Securitized vacation ownership debt: (a)
Term notes	$1,615		$1,770
Bank conduit facility	273		190
Total securitized vacation ownership debt	1,888		1,960
Less: Current portion of securitized vacation ownership debt	186		218
Long-term securitized vacation ownership debt	$1,702		$1,742
Long-term debt: (b)
Revolving credit facility (due July 2018)	$74		$85
Commercial paper	164		273
9.875% senior unsecured notes	—		42	(d)
$315 million 6.00% senior unsecured notes (due December 2016)	318	(c)	361	(e)
$300 million 2.95% senior unsecured notes (due March 2017)	298		298
$14 million 5.75% senior unsecured notes (due February 2018)	14		248	(f)
$450 million 2.50% senior unsecured notes (due March 2018)	447		—
$40 million 7.375% senior unsecured notes (due March 2020)	40		248	(f)
$250 million 5.625% senior unsecured notes (due March 2021)	246		246
$650 million 4.25% senior unsecured notes (due March 2022)	644		644
$400 million 3.90% senior unsecured notes (due March 2023)	396		—
Capital leases	185		105
Other	117		52
Total long-term debt	2,943		2,602
Less: Current portion of long-term debt	55		326
Long-term debt	$2,888		$2,276

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote SPEs, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,306 million and $2,543 million of underlying gross vacation ownership contract receivables and related assets as of September 30, 2013 and December 31, 2012, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $18 million as of both September 30, 2013 and December 31, 2012.

(c)	Includes $3 million of unamortized gains from the settlement of a derivative.

(d)	Aggregate principal balance as of December 31, 2012 was $43 million.

(e)	Includes aggregate principal balance as of December 31, 2012 of $357 million and $5 million of unamortized gains from the settlement of a derivative.

(f)	Aggregate principal balance as of December 31, 2012 was $250 million.

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

Sierra Timeshare 2013-1 Receivables Funding, LLC. During March 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-1 Receivables Funding LLC, in the initial principal amount of $300 million at an advance rate of 91%. These borrowings bear interest at a weighted average coupon rate of 1.77% and are secured by vacation ownership contract receivables. As of September 30, 2013, the Company had $213 million of outstanding borrowings under these term notes.

Sierra Timeshare 2013-2 Receivables Funding, LLC. During July 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-2 Receivables Funding LLC, in the initial principal amount of $325 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 2.68% and are secured by vacation ownership contract receivables. As of September 30, 2013, the Company had $294 million of outstanding borrowings under these term notes.

Revolving Credit Facility. On May 22, 2013, the Company replaced its $1.0 billion revolving credit facility with a $1.5 billion revolving credit facility that expires on July 15, 2018. This facility is subject to a facility fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points on outstanding borrowings. The facility fee and interest rate are dependent upon the Company's credit ratings. The available capacity of the facility also supports the Company's commercial paper program.

Commercial Paper. On May 22, 2013, the Company increased its existing commercial paper program by $250 million to a maximum of $750 million. The maturities of the commercial paper notes will vary, but may not exceed 366 days from the date of issue. The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. While outstanding commercial paper borrowings generally have short-term maturities, the Company classifies the outstanding borrowings as long-term debt based on its intent and ability to refinance the outstanding borrowings on a long-term basis with its revolving credit facility. As of December 31, 2012, the Company classified its outstanding commercial paper borrowings within current portion of long-term debt due to its inability to refinance, if necessary, the outstanding borrowings on a long-term basis due to restrictions contained in the prior revolving credit facility.

Sierra Timeshare Conduit Receivables Funding II, LLC. On August 29, 2013, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2015. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and the capacity remained at $650 million.

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

Other. During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired a hotel through an SPE. The SPE financed the hotel acquisition with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest are payable semi-annually, commencing on July 24, 2013. In addition, $9 million of mandatorily redeemable equity of the SPE is classified as long-term debt (see Note 8 - Variable Interest Entities for more detailed information).

Fair Value Hedges. During the third quarter of 2013, the Company entered into fixed to variable interest rate swap agreements with notional amounts of $400 million of its 3.90% senior unsecured notes and $100 million of its 4.25% senior unsecured notes. As a result of such interest rate swap agreements, the fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of September 30, 2013, the variable interest rates were 2.36% and 2.27% for the 3.90% and 4.25% senior unsecured notes, respectively.

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

Early Extinguishment of Debt

During the first quarter of 2013, the Company repurchased a portion of its 5.75% and 7.375% senior unsecured notes totaling $446 million through tender offers, repurchased $42 million of its 6.00% senior unsecured notes on the open market and executed a redemption option for the remaining $43 million outstanding on its 9.875% senior unsecured notes. As a result, the Company repurchased a total of $531 million of its outstanding senior unsecured notes and incurred expenses of $111 million during the nine months ended September 30, 2013, which is included within early extinguishment of debt on the Consolidated Statement of Income.

During the first quarter of 2012, the Company repurchased a portion of its 9.875% and 6.00% senior unsecured notes through tender offers totaling $650 million. In connection with these tender offers, the Company incurred expenses of $2 million and $108 million during the three and nine months ended September 30, 2012, which is included within early extinguishment of debt on the Consolidated Statement of Income.
Maturities and Capacity

The Company’s outstanding debt as of September 30, 2013 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$186	$55	$241
Between 1 and 2 years	205	45	250
Between 2 and 3 years	419	44	463
Between 3 and 4 years	191	648	839
Between 4 and 5 years	183	714	897
Thereafter	704	1,437	2,141
	$1,888	$2,943	$4,831

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the obligors of such vacation ownership contract receivables.

As of September 30, 2013, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	273	74
Letters of credit	—	9
Commercial paper borrowings	—	164	(b)
Available Capacity	$377	$1,253

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity of its revolving credit facility.

Interest Expense

The Company incurred non-securitized interest expense of $31 million and $97 million during the three and nine months ended September 30, 2013, respectively. Such amounts consisted of $32 million and $100 million of interest primarily on long-term debt (which includes a $1 million gain related to ineffectiveness in the fair value hedges), partially offset by $1 million and $3 million of capitalized interest during the three and nine months ended September 30, 2013, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $112 million during the nine months ended September 30, 2013.

The Company incurred non-securitized interest expense of $32 million and $98 million during the three and nine months ended September 30, 2012, respectively. Such amounts consisted of $33 million and $102 million of interest primarily on long-term debt, partially offset by $1 million and $4 million of capitalized interest during the three and nine months ended September 30, 2012, respectively, and are recorded within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $104 million during the nine months ended September 30, 2012.

Interest expense incurred in connection with the Company's securitized vacation ownership debt during the three and nine months ended September 30, 2013 was $19 million and $60 million, respectively, and $23 million and $69 million during the three and nine months ended September 30, 2012, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $47 million and $56 million during the nine months ended September 30, 2013 and 2012, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2013	December 31, 2012
Securitized contract receivables, gross (a)	$2,187	$2,401
Securitized restricted cash (b)	101	121
Interest receivables on securitized contract receivables (c)	16	19
Other assets (d)	2	2
Total SPE assets (e)	2,306	2,543
Securitized term notes (f)	1,615	1,770
Securitized conduit facilities (f)	273	190
Other liabilities (g)	2	5
Total SPE liabilities	1,890	1,965
SPE assets in excess of SPE liabilities	$416	$578

(a)
Included in current ($223 million and $252 million as of September 30, 2013 and December 31, 2012, respectively) and non-current ($1,964 million and $2,149 million as of September 30, 2013 and December 31, 2012, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($66 million and $65 million as of September 30, 2013 and December 31, 2012, respectively) and other non-current assets ($35 million and $56 million as of September 30, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $28 million as of both September 30, 2013 and December 31, 2012 related to securitized debt.

(f)
Included in current ($186 million and $218 million as of September 30, 2013 and December 31, 2012, respectively) and long-term ($1,702 million and $1,742 million as of September 30, 2013 and December 31, 2012, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes interest rate derivative contracts and accrued interest on securitized debt; included in accrued expenses and other current liabilities ($2 million as of both September 30, 2013 and December 31, 2012) and other non-current liabilities ($3 million as of December 31, 2012) on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,129 million and $985 million as of September 30, 2013 and December 31, 2012, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30, 2013	December 31, 2012
SPE assets in excess of SPE liabilities	$416	$578
Non-securitized contract receivables	1,129	985
Less: Allowance for loan losses	561	497
Total, net	$984	$1,066
In addition to restricted cash related to securitizations, the Company had $61 million and $56 million of restricted cash related to escrow deposits as of September 30, 2013 and December 31, 2012, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

Vacation Ownership NYC Property

During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Alex hotel in New York City through an SPE. The Company is managing and operating the hotel while the Company converts it into VOI inventory. The SPE financed the hotel acquisition and planned renovations with a $115 million four-year mortgage note and $9 million of mandatorily redeemable equity provided by related parties of such partner. The Company has committed to purchase such VOI inventory from the SPE over a four year period in the amount of $146 million, of which $124 million will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

September 30, 2013
Cash	$4
Property and equipment, net	112
Total SPE assets	116
Accrued expenses and other current liabilities	1
Long-term debt (*)	107
Total SPE liabilities	108
SPE assets in excess of SPE liabilities	$8

(*)
Includes $99 million and $8 million of a four-year mortgage note and mandatorily redeemable equity, respectively, of which $30 million is included in current portion of long-term debt on the Consolidated Balance Sheet.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	September 30, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$3	$3	$—	$2	$2	$—
Foreign exchange contracts	4	4	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$13	$7	$6	$9	$3	$6
Liabilities
Derivatives: (c)
Interest rate contracts	$2	$2	$—	$3	$3	$—
Foreign exchange contracts	1	1	—	1	1	—
Total liabilities	$3	$3	$—	$4	$4	$—

(a)
Included in other current assets ($5 million and $1 million as of September 30, 2013 and December 31, 2012, respectively) and other non-current assets ($2 million as of both September 30, 2013 and December 31, 2012) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(c)
Included in accrued expenses and other current liabilities ($1 million as of both September 30, 2013 and December 31, 2012) and other non-current liabilities ($2 million and $3 million as of September 30, 2013 and December 31, 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,755	$3,326	$2,889	$3,391
Debt
Total debt	4,831	4,898	4,562	4,811

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

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The amount of gains or losses the Company expects to reclassify from AOCI to earnings over the next 12 months is not material. The impact of the freestanding foreign currency forward contracts resulted in a gain of $8 million and $6 million during the three and nine months ended September 30, 2013, respectively, and such gains were included in operating expenses on the Company’s Consolidated Statements of Income. The impact of the freestanding foreign currency forward contracts was not material to the Company’s Consolidated Statements of Income during the three and nine months ended September 30, 2012.

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in the fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The amount of losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material. The impact of the freestanding derivatives was not material to the Company’s Consolidated Statements of Income during the three and nine months ended September 30, 2013 and 2012.

Gains or losses recognized in AOCI for both the three and nine months ended September 30, 2013 and 2012 were not material.

11.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2004.

The Company’s effective tax rate declined from 37.9% during the three months ended September 30, 2012 to 36.8% during the three months ended September 30, 2013 primarily due to the release of a reserve resulting from the expiration of certain statutes of limitation.

The Company’s effective tax rate declined from 37.0% during the nine months ended September 30, 2012 to 36.7% during the nine months ended September 30, 2013.

The Company made cash income tax payments, net of refunds, of $134 million and $105 million during the nine months ended September 30, 2013 and 2012, respectively.

12.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.

Wyndham Worldwide Corporation Litigation

The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its vacation exchange and rentals business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties and consumer protection and other statutory claims asserted by consumers; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners' associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties' intellectual property rights, claims relating to information security, privacy and consumer protection, tax claims and environmental claims.

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company disputes the allegations in the lawsuit and is defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company's results of operations, financial position or cash flows. On March 26, 2013, the Company's motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. The Company has filed motions to dismiss the FTC's lawsuit, which are pending before the court. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $32 million and $42 million as of September 30, 2013 and December 31, 2012, respectively. Such reserve is exclusive of matters relating to the Company’s separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $13 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications

Lodging

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of September 30, 2013, the maximum potential amount of future payments that may be made under these guarantees was $136 million with a combined annual cap of $39 million.

In connection with such performance guarantees, as of September 30, 2013, the Company maintained a liability of $39 million, of which $36 million was included in other non-current liabilities and $3 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of September 30, 2013, the Company also had a corresponding $44 million asset related to these guarantees, of which $40 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.

Under such performance guarantees, the Company also had receivables of $18 million and $5 million as of September 30, 2013 and December 31, 2012, respectively, resulting from payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance. Such receivables were included in other non-current assets on the Company's Consolidated Balance Sheets.

Vacation Ownership

The Company guarantees its vacation ownership subsidiary's obligation to repurchase completed property in Las Vegas, Nevada from a third party developer subject to the property meeting the Company's vacation ownership resort standards and provided that the third party developer has not sold the property to another party. The maximum potential future payments that the Company could be required to make under this commitment was $309 million as of September 30, 2013.

Cendant Litigation

Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation.

13.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$137	$(9)	$(8)	$120
Period change	(28)	2	—	(26)
Balance, September 30, 2013	$109	$(7)	$(8)	$94

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$25	$4	$2	$31
Period change	—	(1)	—	(1)
Balance, September 30, 2013	$25	$3	$2	$30

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2012	$162	$(5)	$(6)	$151
Period change	(28)	1	—	(27)
Balance, September 30, 2013	$134	$(4)	$(6)	$124

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2013, 16.6 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2013 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2012	3.1		$32.41	1.1		$17.13
Granted	0.9	(b)	60.24	0.1	(b)	60.24
Vested/exercised	(1.1)		28.31	—		—
Cancelled	(0.2)		41.39	—		—
Balance as of September 30, 2013 (a)	2.7	(c)	42.97	1.2	(d)	20.24

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $93 million as of September 30, 2013, which is expected to be recognized over a weighted average period of 2.7 years.

(b)	Primarily represents awards granted by the Company on February 28, 2013.

(c)	Approximately 2.6 million RSUs outstanding as of September 30, 2013 are expected to vest over time.

(d)
Approximately 1 million SSARs are exercisable as of September 30, 2013. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2013 had an intrinsic value of $50 million and have a weighted average remaining contractual life of 1.9 years.

On February 28, 2013, the Company approved grants of incentive equity awards totaling $54 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of 4 years. In addition, on February 28, 2013, the Company approved a grant of incentive equity awards totaling $14 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of September 30, 2013, there were 828,000 PSUs outstanding with an aggregate unrecognized compensation expense of $20 million.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $13 million and $38 million during the three and nine months ended September 30, 2013, respectively, and $10 million and $31 million during the three and nine months ended September 30, 2012, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $5 million and $15 million during the three and nine months ended September 30, 2013, respectively, and $4 million and $12 million during the three and nine months ended September 30, 2012, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the nine months ended September 30, 2013, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $13 million due to the vesting of RSUs. As of September 30, 2013, the Company’s APIC Pool balance was $75 million.

The Company paid $26 million and $44 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2013 and 2012, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended September 30,
	2013			2012
	Net Revenues		EBITDA	Net Revenues		EBITDA
Lodging	$297	(b)(c)	$95	$249	(b)	$86
Vacation Exchange and Rentals	470		141	420		123
Vacation Ownership	677		176	608		154
Total Reportable Segments	1,444		412	1,277		363
Corporate and Other (a)	(17)		(33)	(12)		(30)
Total Company	$1,427		$379	$1,265		$333

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

			Three Months Ended September 30,
			2013			2012
EBITDA			$379			$333
Depreciation and amortization			54			45
Interest expense			31			32
Early extinguishment of debt			—			2
Interest income			(2)			(2)
Income before income taxes			296			256
Provision for income taxes			109			97
Net income attributable to Wyndham shareholders			$187			$159

(a)	Includes the elimination of transactions between segments.

(b)
Includes $11 million and $9 million of inter-segment trademark fees during 2013 and 2012, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(c)	Includes $3 million of hotel management reimbursable revenues which are charged to the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

	Nine Months Ended September 30,
	2013			2012
	Net Revenues		EBITDA	Net Revenues		EBITDA
Lodging	$782	(b)(c)	$232	$667	(b)	$210
Vacation Exchange and Rentals	1,220		320	1,129		300
Vacation Ownership	1,856		447	1,679		407
Total Reportable Segments	3,858		999	3,475		917
Corporate and Other (a)	(44)		(89)	(35)		(76)
Total Company	$3,814		$910	$3,440		$841

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

			Nine Months Ended September 30,
			2013			2012
EBITDA			$910			$841
Depreciation and amortization			160			136
Interest expense			97			98
Early extinguishment of debt			111			108
Interest income			(6)			(7)
Income before income taxes			548			506
Provision for income taxes			201			187
Net income			347			319
Net (income)/loss attributable to noncontrolling interest			(1)			1
Net income attributable to Wyndham shareholders			$346			$320

(a)	Includes the elimination of transactions between segments.

(b)
Includes $29 million and $26 million of inter-segment trademark fees during 2013 and 2012, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(c)	Includes $4 million of hotel management reimbursable revenues which are charged to the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

16.	Restructuring
During 2012, the Company committed to an organizational realignment initiative at its vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, the Company implemented an organizational realignment initiative at its vacation ownership business targeting the elimination of business function redundancies resulting from the Shell Vacations Club acquisition. During the nine months ended September 30, 2013, the Company recorded $3 million of facility-related costs, reduced its liability with $5 million of cash payments and reversed $1 million of previously recorded personnel-related costs. The remaining liability of $3 million as of September 30, 2013 is expected to be paid in cash; $1 million of personnel-related by the end of 2013 and $2 million of facility-related by January 2017. From the commencement of the 2012 restructuring plan through September 30, 2013, the Company has incurred a total of $9 million of expenses in connection with such plan.
In addition to the restructuring plan implemented during 2012, the table below includes activity for prior restructuring plans that are immaterial to the Company. The activity related to costs associated with the Company's restructuring plans is summarized by category as follows:

	Liability as of	Costs		Liability as of
	December 31, 2012	Recognized/(Reversed)	Cash Payments	September 30, 2013
Personnel-related	$6	$(1)	$(4)	$1
Facility-related	5	3	(3)	5
	$11	$2	$(7)	$6

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $41 million as of both September 30, 2013 and December 31, 2012. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formally known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2013, the letter of credit was $53 million.

As of September 30, 2013, the $41 million of Separation related liabilities is comprised of $36 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $2 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $22 million is recorded in current due to former Parent and subsidiaries and $17 million is recorded in long-term due to former Parent and subsidiaries as of September 30, 2013 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of September 30, 2013 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of September 30, 2013 and December 31, 2012, the Company had $1 million and $2 million, respectively, of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and "EBITDA" (a non-GAAP measure), which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing interest) and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2013 and 2012. These operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2013	2012	% Change
Lodging
Number of rooms (a)	638,300	618,100	3.3
RevPAR (b)	$41.78	$40.39	3.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,711	3,672	1.1
Exchange revenue per member (d)	$169.95	$171.14	(0.7)
Vacation rental transactions (in 000s) (e) (f)	433	390	11.0
Average net price per vacation rental (f) (g)	$677.81	$635.44	6.7
Vacation Ownership (h)
Gross VOI sales (in 000s) (i) (j)	$536,000	$502,000	6.8
Tours (k)	225,000	207,000	8.7
Volume Per Guest (“VPG”) (l)	$2,278	$2,315	(1.6)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(f)
Includes the impact from the acquisition of Oceana Resorts (December 2012) and two other acquisitions (December 2012 and January 2013) from the acquisition dates forward. Therefore, such operating statistics for 2013 are not presented on a comparable basis to the 2012 operating statistics.

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

(i)	Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) 1.0, before loan loss provisions.

(j)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended September 30 (in millions):

	2013	2012
Gross VOI sales	$536	$502	(1)
Less: WAAM 1.0 sales (2)	51	5
Gross VOI sales, net of WAAM 1.0 sales (3)	486	497
Less: Loan loss provision	102	124
Vacation ownership interest sales	$384	$373

(1)
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

(2)
Represents total sales of VOIs through our fee-for-service vacation ownership sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM 1.0 commission revenues amounted to $33 million and $4 million for the three months ended September 30, 2013 and 2012, respectively.

(3)	Amounts may not foot due to rounding.

(k)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(l)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $22 million during both the three months ended September 30, 2013 and 2012. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.

THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012
Our consolidated results are as follows:

	Three Months Ended September 30,
	2013	2012	Favorable/(Unfavorable)
Net revenues	$1,427	$1,265	$162
Expenses	1,104	977	(127)
Operating income	323	288	35
Other income, net	(2)	—	2
Interest expense	31	32	1
Early extinguishment of debt	—	2	2
Interest income	(2)	(2)	—
Income before income taxes	296	256	40
Provision for income taxes	109	97	(12)
Net income attributable to Wyndham shareholders	$187	$159	$28

Net revenues increased $162 million (12.8%) for the three months ended September 30, 2013 compared with the same period last year resulting primarily from:

•	$64 million of incremental revenues from acquisitions across all our businesses;

•	$36 million at our vacation ownership business primarily resulting from higher commissions on gross VOI sales under WAAM 1.0 and property management fees;

•
$31 million at our lodging business (excluding intersegment revenues) primarily from higher royalty, marketing and reservation fees (inclusive of Wyndham Rewards) and higher reimbursable revenues in our hotel management business; and

•	$31 million at our exchange and rentals business resulting primarily from higher volume and yield on rental transactions.

Expenses increased $127 million (13.0%) for the three months ended September 30, 2013 compared with the same period last year principally reflecting:

•	$63 million of higher expenses from operations primarily related to the revenue increases;

•	$50 million of incremental expenses from acquisitions;

•	a $9 million increase in depreciation and amortization resulting from the impact of acquisitions and property and equipment additions made over the last twelve months; and

•	$5 million of higher legal settlement expenses.

Our effective tax rate declined from 37.9% during the third quarter of 2012 to 36.8% during the third quarter of 2013 primarily due to the release of a reserve resulting from the expiration of certain statutes of limitation.
As a result of these items, net income attributable to Wyndham shareholders increased $28 million (17.6%) as compared to the third quarter of 2012.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2013 compared to September 30, 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$297	$249	19.3	$95		$86		10.5
Vacation Exchange and Rentals	470	420	11.9	141		123		14.6
Vacation Ownership	677	608	11.3	176		154	(c)	14.3
Total Reportable Segments	1,444	1,277	13.1	412		363		13.5
Corporate and Other (a)	(17)	(12)	*	(33)	(b)	(30)	(d)	*
Total Company	$1,427	$1,265	12.8	$379		$333		13.8

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2013		2012
EBITDA				$379		$333
Depreciation and amortization				54		45
Interest expense				31		32
Early extinguishment of debt				—		2	(e)
Interest income				(2)		(2)
Income before income taxes				296		256
Provision for income taxes				109		97
Net income attributable to Wyndham shareholders				$187		$159

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $1 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant and (ii) $34 million of corporate costs.

(c)	Includes $1 million costs incurred in connection with our acquisition of Shell during September 2012.

(d)
Includes (i) $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant and (ii) $29 million of corporate costs.

(e)	Represents costs incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes.

Lodging

Net revenues increased $48 million (19.3%) and EBITDA increased $9 million (10.5%) during the third quarter of 2013 compared to the same period last year.

Net revenues reflects an $11 million increase in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) due to a 3.4% increase in RevPAR resulting from stronger occupancy and average daily rates and a 3.3% increase in system size. Net revenues also reflects $11 million of fees charged for the global franchisee conference during the third quarter of 2013 which are fully offset with expenses for such conference. Ancillary revenues contributed an additional $2 million of revenues and EBITDA primarily due to growth in our co-branded credit card program.

The Wyndham Grand Rio Mar hotel, which we assumed ownership control of in the fourth quarter of 2012, contributed $12 million of incremental net revenues with a $1 million decrease in EBITDA. In addition, net revenues reflects a $12 million increase in reimbursable revenues (inclusive of $3 million of intersegment revenues) in our hotel management business which had no impact on EBITDA.

EBITDA was also impacted by $3 million of higher marketing, reservation and Wyndham Rewards expenses associated with the marketing revenue increases as we are obligated to spend such marketing and reservation revenues on behalf of our franchisees.

As of September 30, 2013, we had approximately 7,440 properties and 638,300 rooms in our system. Additionally, our hotel development pipeline included approximately 900 hotels and approximately 113,700 rooms, of which 60% were international and 66% were new construction as of September 30, 2013.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $50 million (11.9%) and $18 million (14.6%), respectively, during the third quarter of 2013 compared with the third quarter of 2012. Foreign currency translation favorably impacted net revenues and EBITDA by $4 million and $1 million, respectively.

Our acquisitions of vacation rentals businesses contributed $19 million of incremental net revenues (inclusive of $4 million of ancillary revenues) and $7 million of incremental EBITDA during the third quarter of 2013.

Net revenues generated from rental transactions and related services increased $45 million. Excluding the impact of $15 million of incremental vacation rental revenues from acquisitions and a favorable foreign currency translation impact of $5 million, net revenues generated from rental transactions and related services increased $25 million primarily due to (i) a 6.7% increase in average net price per vacation rental driven by the impact of yield management strategies in our Wyndham Vacation Rentals U.K. (previously known as “The Hoseasons Group”) and Landal GreenParks businesses and (ii) a 3.1% increase in rental transaction volume primarily resulting from growth in our Novasol, Landal GreenParks and Wyndham Vacation Rentals U.K. businesses principally due to enhanced marketing strategies, increased rental unit supply and volume growth in Southern European destinations.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $1 million. Excluding an unfavorable foreign currency translation impact of $1 million, exchange and related service revenues increased $2 million due to a 1.0% increase in the average number of members principally resulting from an increase in the member base in Latin America and North America.

In addition to the items discussed above, EBITDA was unfavorably impacted by $19 million of higher product and service-related costs resulting from the revenue increases in our vacation rentals businesses. Such increases were partially offset by the favorable impact of $2 million from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $69 million (11.3%) and $22 million (14.3%), respectively, during the third quarter of 2013 compared with the third quarter of 2012. The acquisition of Shell completed during the third quarter of 2012 contributed an incremental $33 million of net revenues and $8 million of EBITDA.

Gross VOI sales increased $34 million (6.8%) compared to the prior year which principally reflects a $46 million increase in gross VOI sales under WAAM 1.0 for which we receive a commission. Gross sales of VOIs, net of WAAM 1.0 sales, decreased $11 million (2.2%) which included an increase of $10 million due to the Shell acquisition. The increase in gross VOI sales of $34 million was principally due to an 8.7% increase in tour flow partially offset by a 1.6% decrease in VPG. The change in VPG was attributable to the expiration of an upgrade marketing program and the mix impact of lower VPG from Shell sales. The increase in tour flow reflected our continued focus on marketing programs directed towards new owner generation as well as the impact of the Shell acquisition. Commission revenues and EBITDA generated by WAAM 1.0 increased by $29 million and $9 million, respectively, resulting from $46 million of higher VOI sales under WAAM 1.0.

Our provision for loan losses decreased $22 million primarily due to (i) a lower provision rate as a result of favorable default trends from lower cease and desist activity and continued improvement in the economy and (ii) the decrease in gross VOI sales, net of WAAM 1.0 sales.

Property management revenues and EBITDA increased $26 million and $2 million, respectively primarily due to $22 million and $4 million of incremental revenues and EBITDA, respectively, from the Shell acquisition. Excluding the Shell acquisition, revenues increased $4 million and EBITDA decreased $2 million. The increase in revenues was principally due to higher reimbursable revenues, which had no impact on EBITDA, partially offset by lower resort management fees. The $2 million decrease in EBITDA was principally due to the reduction in resort management fees resulting from increased operating expenses at resorts.

Consumer financing revenues and EBITDA increased $1 million and $5 million, respectively. Excluding $2 million of incremental revenues and EBITDA contributed from Shell, revenues decreased $1 million and EBITDA increased $3 million principally due to higher weighted average interest rates earned on contract receivables offset by a lower average portfolio balance of such receivables. EBITDA further reflects lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 4.2% from 4.7% and lower average borrowings on our securitized debt facilities. As a result, our net interest income margin increased to 82% compared to 78% during 2012.

In addition to the items discussed above, EBITDA was also impacted by $5 million of increased expenses from legal settlements.

Corporate and Other

Corporate and Other revenues decreased $5 million during the three months ended September 30, 2013 compared with the same period of the prior year primarily due to the elimination of higher inter-segment revenues between our Lodging and Vacation Ownership segments.

Corporate EBITDA decreased $3 million during the three months ended September 30, 2013 compared with the same period of the prior year. Corporate EBITDA reflects $1 million of a net benefit during 2013 and the absence of a $1 million net expense during 2012 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation. Excluding the impact of these items, corporate EBITDA decreased $5 million primarily due to continued investment in information technology and information systems security enhancements, as well as higher employee related costs.

NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2013	2012	Favorable/(Unfavorable)
Net revenues	$3,814	$3,440	$374
Expenses	3,070	2,744	(326)
Operating income	744	696	48
Other income, net	(6)	(9)	(3)
Interest expense	97	98	1
Early extinguishment of debt	111	108	(3)
Interest income	(6)	(7)	(1)
Income before income taxes	548	506	42
Provision for income taxes	201	187	(14)
Net income	347	319	28
Net (income)/loss attributable to noncontrolling interest	(1)	1	(2)
Net income attributable to Wyndham shareholders	$346	$320	$26

Net revenues increased $374 million (10.9%) for the nine months ended September 30, 2013 compared with the same period last year primarily resulting from:

•	$190 million of incremental revenues from acquisitions across all our businesses;

•	$69 million at our vacation ownership business primarily resulting from higher commissions on gross VOI sales under WAAM 1.0 and property management fees;

•
$66 million at our lodging business (excluding intersegment revenues) primarily from higher reimbursable revenues in our hotel management business and higher royalty, marketing and reservation fees (inclusive of Wyndham Rewards); and

•	$49 million at our exchange and rentals business resulting primarily from stronger volume and yield on rental transactions and new product offerings.

Expenses increased $326 million (11.9%) for the nine months ended September 30, 2013 compared with the same period last year principally reflecting:

•	$162 million of incremental expenses from acquisitions;

•	$140 million of higher expenses from operations primarily related to the revenue increases; and

•	a $24 million increase in depreciation and amortization resulting from the impact of acquisitions and property and equipment additions made over the last twelve months.

Early extinguishment of debt increased $3 million due to $111 million of expenses incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes during the first quarter of 2013, as compared to $108 million of expenses incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes during the first quarter of 2012.
Other income, net decreased $3 million for the nine months ended September 30, 2013 compared to the same period last year resulting primarily from (i) the absence of a $4 million settlement payment received during the second quarter of 2012 for a business disruption claim related to the Gulf of Mexico oil spill in 2010 at our vacation exchange and rentals business and (ii) the absence of a $2 million benefit during 2012 related to the reversal of an allowance of a previously divested asset offset by higher earnings from equity investments.
Our effective tax rate declined from 37.0% during the nine months ended September 30, 2012 to 36.7% during the nine months ended September 30, 2013.
As a result of these items, net income attributable to Wyndham shareholders increased $26 million (8.1%) during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2013 compared to September 30, 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$782	$667	17.2	$232		$210	(e)	10.5
Vacation Exchange and Rentals	1,220	1,129	8.1	320		300	(f)	6.7
Vacation Ownership	1,856	1,679	10.5	447	(b)	407	(g)	9.8
Total Reportable Segments	3,858	3,475	11.0	999		917		8.9
Corporate and Other (a)	(44)	(35)	*	(89)	(c)	(76)	(h)	*
Total Company	$3,814	$3,440	10.9	$910		$841		8.2

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2013		2012
EBITDA				$910		$841
Depreciation and amortization				160		136
Interest expense				97		98
Early extinguishment of debt				111	(d)	108	(i)
Interest income				(6)		(7)
Income before income taxes				548		506
Provision for income taxes				201		187
Net income				347		319
Net (income)/loss attributable to noncontrolling interest				(1)		1
Net income attributable to Wyndham shareholders				$346		$320

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)
Includes $2 million of costs incurred in connection with the acquisition of a hotel through the consolidation of a special purpose entity ("SPE") during January 2013, which is being converted to WAAM inventory.

(c)
Includes (i) $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant and (ii) $88 million of corporate costs.

(d)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

(e)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(f)	Includes a $2 million benefit related to the reversal of an allowance associated with a previously divested asset.

(g)	Includes $1 million of costs incurred in connection with our acquisition of Shell during September 2012.

(h)
Includes (i) $3 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant and (ii) $79 million of corporate costs.

(i)	Represents costs incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes.

Lodging

Net revenues increased $115 million (17.2%) and EBITDA increased $22 million (10.5%) during the nine months ended September 30, 2013 compared to the same period last year.

Net revenues reflects a $22 million increase in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to a 3.4% increase in RevPAR resulting from stronger occupancy and average daily rates and a 3.3% increase in system size. In addition, net revenues and EBITDA increased by $3 million due to a higher licensing fee charged primarily to our vacation ownership business for the use of the Wyndham trade name. Ancillary revenues contributed an additional $15 million and $5 million of net revenues and EBITDA, respectively, principally from higher property management systems sales and growth in our co-branded credit card program.

The Wyndham Grand Rio Mar hotel, which we assumed ownership control of during the fourth quarter of 2012, contributed an incremental $40 million of revenues and $3 million of EBITDA. In addition, net revenues and EBITDA increased $3 million and $1 million from the Wyndham Grand Orlando Bonnet Creek, respectively.

The increase in net revenues also reflects $32 million of higher reimbursable revenues (inclusive of $4 million of intersegment revenues) in our hotel management business which had no impact on EBITDA. Such increase was primarily the result of the acquisition of new management agreements during the current year.

EBITDA was also impacted by $12 million of higher marketing, reservation and Wyndham Rewards expenses primarily due to higher expenses associated with the marketing revenue increases as we are obligated to spend such marketing and reservation revenues on behalf of our franchisees.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $91 million (8.1%) and $20 million (6.7%), respectively, during the nine months ended September 30, 2013 compared with the same period during 2012. Foreign currency translation favorably impacted net revenues by $1 million and unfavorably impacted EBITDA by $1 million. EBITDA also reflects the absence of a $4 million settlement of a business disruption claim received during the second quarter of 2012 related to the Gulf of Mexico oil spill in 2010.

Our acquisitions of vacation rentals businesses contributed $42 million of incremental net revenues (inclusive of $7 million of ancillary revenues) and $12 million of incremental EBITDA during the nine months ended September 30, 2013.

Net revenues generated from rental transactions and related services increased $74 million. Excluding the impact of $35 million of incremental vacation rental revenues from acquisitions and a favorable foreign currency translation impact of $5 million, net revenues generated from rental transactions and related services increased $34 million primarily due to a 6.5% increase in average net price per vacation rental driven by the impact of yield management strategies especially in our Wyndham Vacation Rentals U.K. and Landal GreenParks businesses.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $11 million. Excluding an unfavorable foreign currency translation impact of $4 million, exchange and related service revenues increased $15 million due to the impact of a 2.6% increase in exchange revenue per member primarily resulting from an increase in revenues derived from new products, higher exchange fees, incremental revenues from new affiliate club servicing programs, as well as higher yields in member rentals.

In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	$33 million of higher product and service-related costs resulting from the revenue increases in our vacation rentals businesses;

•	the absence of a $4 million favorable adjustment for value-added taxes recorded during the first quarter of 2012;

•	a $4 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2013; and

•	the absence of a $2 million benefit recorded during the first quarter of 2012 related to the reversal of an allowance associated with a previously divested asset.

Such decreases to EBITDA were partially offset by the favorable impact of $7 million from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $177 million (10.5%) and $40 million (9.8%), respectively, during the nine months ended September 30, 2013 compared with the same period of 2012. The acquisition of Shell completed during the third quarter of 2012 contributed an incremental $108 million of net revenues and $13 million of EBITDA.

Gross VOI sales increased $55 million (4.1%) compared to the prior year which principally reflects a $91 million increase in gross VOI sales under WAAM 1.0 for which we receive a commission. Gross sales of VOIs, net of WAAM 1.0 sales, decreased $36 million (2.8%) which included an increase of $33 million due to the Shell acquisition. The increase in gross VOI sales of $55 million was principally due to a 9.8% increase in tour flow partially offset by a 4.4% decrease in VPG. The change in VPG was attributable to the expiration of an upgrade marketing program and the mix impact of lower VPG from

Shell sales. The increase in tour flow reflected our continued focus on marketing programs directed towards new owner generation as well as the impact of the Shell acquisition. Commission revenues and EBITDA generated by WAAM 1.0 increased by $59 million and $14 million, respectively, resulting from $91 million of higher VOI sales under WAAM 1.0.

Our provision for loan losses decreased $44 million primarily due to (i) a lower provision rate as a result of favorable default trends from lower cease and desist activity and continued improvement in the economy and (ii) the decrease in gross VOI sales, net of WAAM 1.0 sales.

Property management revenues and EBITDA increased $96 million and $12 million, respectively. The revenue and EBITDA increase was primarily the result of $70 million and $13 million of incremental revenues of EBITDA, respectively, from the Shell acquisition. Revenues also reflect an increase for ancillary services for which we receive a fee. Revenues were also favorably impacted by higher reimbursable revenues resulting from increased operating expenses at our resorts which had no impact on EBITDA.

Consumer financing revenues and EBITDA increased $7 million and $16 million, respectively. Excluding $9 million of incremental revenues and EBITDA contributed from Shell, revenues decreased $2 million and EBITDA increased $7 million principally due to higher weighted average interest rates earned on contract receivables partially offset by a lower average portfolio balance of such receivables. EBITDA further reflects lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 4.3% from 4.9% and lower average borrowings on our securitized debt facilities. As a result, our net interest income margin increased to 81% compared to 78% during 2012.

In addition to the items discussed above, EBITDA reflects an increase in expenses primarily resulting from (i) $12 million of increased general and administrative expenses, primarily from incremental expenses resulting from Shell and higher employee and information technology costs and (ii) $8 million of higher sales and marketing expenses due to increased tours for new owner generation.

Such increases in expenses were partially offset by an $8 million reduction in the cost of VOI sales resulting from lower VOI product costs and a reduction in gross VOI sales, net of WAAM 1.0 sales.

Corporate and Other

Corporate and Other revenues decreased $9 million during the nine months ended September 30, 2013 compared with the same period of the prior year primarily due to the elimination of higher inter-segment revenues charged between our Lodging and Vacation Ownership segments.

Corporate EBITDA decreased $13 million during the nine months ended September 30, 2013 compared with the same period as the prior year. Corporate EBITDA reflects $1 million of a net expense during 2013 and the absence of a $3 million net benefit during 2012 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation. Excluding the impact of these items, corporate EBITDA decreased $9 million primarily due to continued investments in information technology and information systems security enhancements, as well as higher employee related costs.

RESTRUCTURING PLANS

During 2012, we committed to an organizational realignment initiative at our vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure partially due to a shift by members to transact online resulting from the enhancements we have made to RCI.com. Also during 2012, we implemented an organizational realignment initiative at our vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. In connection with these initiatives, we recorded $3 million of facility-related costs, reduced our liability with $5 million of cash payments and reversed $1 million of previously recorded personnel-related costs during the nine months ended September 30, 2013. As of September 30, 2013, we had a remaining liability of $3 million, which is expected to be paid in cash; $1 million of personnel-related by the end of 2013 and $2 million of facility-related by January 2017. We anticipate annual net savings from such initiatives of $13 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2013	December 31, 2012	Change
Total assets	$9,666	$9,463	$203
Total liabilities	7,984	7,532	452
Total equity	1,682	1,931	(249)

Total assets increased $203 million from December 31, 2012 to September 30, 2013 primarily due to:

•
a $221 million increase in property and equipment primarily related to (i) the consolidated vacation ownership New York City ("NYC") property SPE's acquisition of a hotel which is being converted to vacation ownership inventory, (ii) property and equipment additions principally for information technology projects, renovations of owned bungalows at Landal GreenParks and leasehold improvements on a new Corporate facility and (iii) the reclassification of our Corporate headquarters to a capital lease resulting from the extension of the term of such lease, partially offset by current year depreciation of property and equipment;

•
a $129 million increase in other non-current assets primarily due: (i) to the issuance of development advance notes and performance guarantees resulting from new franchise and management agreements executed at our lodging business and (ii) a note received in connection with the sale of unfinished vacation ownership inventory that is subject to conditional repurchase from the third party developer;

•	a $74 million increase in cash and cash equivalents resulting from seasonality at our vacation rentals businesses; and

•
a $45 million increase in other current assets primarily due to increased deferred costs and escrow deposits at our vacation rentals businesses principally related to bookings received on vacation rental transactions and an increase in receivables from homeowners associations and developers resulting from timing.

Such increases were partially offset by:

•	a $134 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions exceeding loan originations;

•	a $63 million decrease in inventory primarily due to VOI sales and our focus on managing inventory spend; and

•	a $60 million decrease in deferred income taxes primarily attributable to the utilization of alternative minimum tax credits and foreign tax credits.

Total liabilities increased $452 million from December 31, 2012 to September 30, 2013 primarily due to:

•
a $341 million net increase in long-term debt primarily reflecting (i) the issuance of $850 million of senior unsecured notes, (ii) $124 million of borrowings incurred by the consolidated vacation ownership NYC property SPE and (iii) an $85 million capital lease obligation for our Corporate headquarters, partially offset by the early repurchase of $531 million of senior unsecured notes and a $120 million decrease in borrowings under our commercial paper borrowings and revolving credit facility;

•
a $146 million increase in other non-current liabilities primarily due to (i) a $118 million obligation resulting from the sale of vacation ownership inventory comprised of land and partially completed improvements, that is subject to conditional repurchase from the third party developer and (ii) performance guarantees associated with management agreements executed at our lodging business; and

•
a $58 million increase in deferred income primarily resulting from ancillary marketing activities within our vacation ownership business and from the seasonality of arrival-based bookings within our vacation rentals businesses.

Such increases were partially offset by a $72 million reduction in our securitized vacation ownership debt.

Total equity decreased $249 million from December 31, 2012 to September 30, 2013 primarily due to:
•$475 million of stock repurchases;
•$119 million of dividends; and
•$28 million of foreign currency translation adjustments.

Such decreases were partially offset by $346 million of net income.

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

Our five-year revolving credit facility has a total capacity of $1.5 billion and available capacity of $1.3 billion, net of letters of credit and commercial paper borrowings as of September 30, 2013. We consider outstanding borrowings under our commercial paper program to be a reduction of the available capacity on our revolving credit facility.

We maintain a commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million. As of September 30, 2013, we had $164 million of outstanding borrowings and the total available remaining capacity was $586 million.

Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $377 million as of September 30, 2013. During August 2013, we renewed this facility for a two-year term that expires in August 2015.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

During the nine months ended September 30, 2013 and 2012, the net change in cash and cash equivalents was $74 million and $90 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2013	2012	Change
Cash provided by/(used in)
Operating activities	$858	$808	$50
Investing activities	(317)	(377)	60
Financing activities	(464)	(340)	(124)
Effects of changes in exchange rates on cash and cash equivalents	(3)	(1)	(2)
Net change in cash and cash equivalents	$74	$90	$(16)

Operating Activities

During the nine months ended September 30, 2013, net cash provided by operating activities increased $50 million compared to the nine months ended September 30, 2012. Net income contributed $28 million to cash provided by operating activities.

Cash provided by operating activities also reflects a $17 million reduction in working capital (net change in assets and liabilities) primarily from a decrease in vacation ownership contract receivables due to higher collections and lower originations partially offset by higher inventory spend.

Investing Activities

During the nine months ended September 30, 2013, net cash used in investing activities decreased by $60 million as compared to the nine months ended September 30, 2012, which principally reflects $76 million of lower payments for acquisitions and the absence of a $41 million investment in the Rio Mar joint venture during 2012, partially offset by a $51 million increase in development advance payments resulting primarily from new franchise and management agreements executed at our lodging business.

Financing Activities

During the nine months ended September 30, 2013, net cash used in financing activities increased by $124 million compared to the nine months ended September 30, 2012, which principally reflects $134 million of lower net borrowings related to securitized vacation ownership debt and $60 million of lower net borrowings related to non-securitized debt, partially offset by $87 million of cash received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase.

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

During the nine months ended September 30, 2013, we spent $85 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. We anticipate spending on average approximately $150 million annually from 2012 through 2016 on vacation ownership development projects (approximately $120 million to $130 million during 2013), including projects currently under development. After factoring in the anticipated additional average spending, we expect to have adequate inventory to support vacation ownership sales through at least the next 4 to 5 years.

We also spent $153 million on capital expenditures during the nine months ended September 30, 2013, primarily on information technology enhancement projects, leasehold improvements for a new Corporate facility and renovations of owned bungalows at our Landal GreenParks business.

In addition, we utilized $54 million of our net cash provided by operating activities less capital expenditures during the nine months ended September 30, 2013 on development advances related to new franchise and management agreements entered into with multi-unit owners. In an effort to support growth in our lodging business, we will continue to provide development advances which may include additional agreements with multi-unit owners. We will also continue to provide mezzanine financing, performance guarantees and other financial support.

During the nine months ended September 30, 2013, an SPE that we consolidated into our financial statements, purchased a hotel in NYC which is currently being converted to vacation ownership inventory, for $115 million. Such purchase was reported within net assets acquired, net of cash acquired on our Consolidated Statement of Cash Flows. For further information regarding acquisitions, see Note 3 - Acquisitions.

In connection with our focus on optimizing cash flow, we are expanding on our approach to our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments for our future use. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we will purchase finished inventory at a future date as needed or as obligated under the agreement.
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

Under our current stock repurchase program, we repurchased 7.9 million shares at an average price of $59.84 for a cost of $475 million during the nine months ended September 30, 2013. From August 20, 2007 through September 30, 2013 we repurchased 60.9 million shares at an average price of $37.65 for a cost of $2.3 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises.

As of September 30, 2013, we have repurchased under our current and prior stock repurchase plans, a total of 86.1 million shares at an average price of $36.09 for a cost of $3.1 billion since our Separation.

During the period October 1, 2013 through October 22, 2013, we repurchased an additional 816,000 shares at an average price of $61.23 for a cost of $50 million. We currently have $732 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31, June 30 and September 30, 2013, we paid cash dividends of $0.29 per share ($119 million in the aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2012, we paid cash dividends of $0.23 per share ($102 million in the aggregate).

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

Financial Obligations
Long-Term Debt Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2013, our consolidated interest coverage ratio was 8.3 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2013, our consolidated leverage ratio was 2.7 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2013, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2013, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2015 and capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

As of September 30, 2013, we had $377 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed or commercial paper markets could adversely impact our ability to obtain such financings.

We maintain a commercial paper program under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of September 30, 2013, we had $164 million of outstanding borrowings and the total available capacity was $586 million.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $360 million outstanding as of September 30, 2013. The availability, terms and conditions, and pricing of such bonding capacity is dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing such bonding capacity, the general availability of such capacity and our corporate credit rating. If such bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

SEASONALITY

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, due to increased leisure travel during the summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest combined with a compressed booking window. Revenues from vacation exchange and member-related transaction fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of September 30, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $13 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/01/13- 9/30/14	10/01/14- 9/30/15	10/01/15- 9/30/16	10/01/16- 9/30/17	10/01/17- 9/30/18	Thereafter	Total
Securitized debt (a)	$186	$205	$419	$191	$183	$704	$1,888
Long-term debt (b)	55	45	44	648	714	1,437	2,943
Interest on debt (c)	191	185	175	141	122	235	1,049
Operating leases	73	80	67	56	53	216	545
Other purchase commitments (d)	139	111	64	22	12	121	469
Inventory sold subject to conditional repurchase	59	27	30	33	36	124	309
Separation liabilities (e)	24	15	2	—	—	—	41
Total (f)	$727	$668	$801	$1,091	$1,120	$2,837	$7,244

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes a $124 million purchase commitment for WAAM related VOI Inventory from an SPE, that is consolidated in our financial statements, of which $107 million is included in long-term debt.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Primarily represents commitments for the development of vacation ownership properties. The $121 million balance due after September 30, 2018 includes approximately $100 million of vacation ownership development commitments which we may terminate at minimal cost.

(e)
Represents liabilities which we assumed and are responsible for pursuant to our separation (See Note 17 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(f)
Excludes $43 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1-31, 2013	1,298,000	$59.27	1,298,000	$865,216,635
August 1-30, 2013	731,000	$60.39	731,000	$821,073,416
September 1-30, 2013(*)	627,400	$61.61	627,400	$782,421,004
Total	2,656,400	$60.13	2,656,400	$782,421,004

(*)	Includes 97,400 shares purchased for which the trade date occurred during September 2013 while settlement occurred during October 2013.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program five times, most recently on July 23, 2013 for $750 million, bringing the total authorization under the program to $3.0 billion as of September 30, 2013.
During the period October 1, 2013 through October 22, 2013, we repurchased an additional 816,000 shares at an average price of $61.23. We currently have $732 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 23, 2013	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: October 23, 2013	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report