Form 10-K
period 2013-12-31
WYNDHAM WORLDWIDE CORP
filed 2014-02-14
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, was $7,609,310,586. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2014, the registrant had outstanding 128,142,277 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Forward Looking Statements

This report includes “forward-looking” statements, as that term is defined by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases forward-looking statements can be identified by the use of words such as “may,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in or implied by the forward-looking statements. Factors that might cause such a difference include but are not limited to general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and those disclosed as risks under “Risk Factors” in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information and they should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

OVERVIEW

As one of the world's largest hospitality companies, we offer individual consumers and business customers a broad array of hospitality services and products across various accommodation alternatives through our portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Our operations are grouped into three segments: lodging, vacation exchange and rentals and vacation ownership. With our 30 primary brands, which include Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Howard Johnson, Wingate by Wyndham, Microtel Inns & Suites, Tryp by Wyndham, RCI, The Registry Collection, Landal GreenParks, Novasol, Hoseasons, cottages4you, James Villa Holidays, Wyndham Vacation Rentals, Wyndham Vacation Resorts, Shell Vacations Club and WorldMark by Wyndham, we have built a significant presence in most major hospitality markets throughout the world.

Approximately 63% of our revenues come from fees that we receive in exchange for providing services which we refer to as our "fee-for-service" businesses. We receive fees (i) in the form of royalties for use of our brand names, (ii) for providing property management services to hotels, rental properties and vacation ownership resorts, (iii) for providing vacation exchange and rentals services and (iv) for providing services under our Wyndham Asset Affiliation Model ("WAAM") Fee-for-Service. The remainder of our revenue comes primarily from proceeds received from the sale of vacation ownership interests ("VOIs") and related financing.

•
Our lodging business, Wyndham Hotel Group, is the world's largest hotel company based on the number of properties. We franchise in the upscale, upper midscale, midscale, economy and extended stay segments and provide property management services for full-service and select limited-service hotels. This is predominantly a fee-for-service business that produces recurring revenue streams, requires low capital investment and generates strong recurring cash flow.

•
Our vacation exchange and rentals business, Wyndham Exchange & Rentals, is the world's largest member-based vacation exchange network based on the number of vacation exchange members and affiliated vacation ownership resorts and the world's largest marketer of professionally managed vacation rental properties based on the number of vacation rental properties marketed. We provide vacation exchange services and products to resort developers and owners of VOIs, and we market vacation rental properties primarily on behalf of independent owners, timeshare (also known as "vacation ownership") developers and other hospitality providers. This is primarily a fee-for-service business that provides stable revenue streams and produces strong cash flow.

•
Our vacation ownership business, Wyndham Vacation Ownership, is the world's largest vacation ownership business based on the number of resorts, units, owners and revenues. We develop and market VOIs to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts. In addition, while historically we have exclusively invested in inventory development, we have augmented our traditional model through the sale of third-party inventory. We leverage our scale and marketing expertise through our WAAM programs, which allow us to pursue capital efficient business relationships that produce strong cash flow.

Our mission is to increase shareholder value by being the leader in travel accommodations and welcoming our guests to iconic brands and vacation destinations through our signature “Count On Me!” service. Our strategies to achieve these objectives are to:

•	Increase market share by delivering exceptional customer service;

•	Grow cash flow and operating margins through superior execution in all of our businesses;

•	Rebalance the Wyndham Worldwide portfolio to emphasize our fee-for-service business models;

•	Attract, retain and develop employees across our organization; and

•	Support and promote Wyndham Green and Wyndham Diversity initiatives.

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

All of our businesses have both domestic and international operations. During 2013, we derived 75% of our revenues in the U.S. and 25% internationally (approximately $787 million (16%) in Europe and $482 million (9%) in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 21 to the Consolidated Financial Statements included in this Annual Report.

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

Each of our business units has a long operating history. Our lodging business began with the Howard Johnson and Ramada brands which opened their first hotels in 1954. RCI, our vacation exchange business, was established 40 years ago, and we have acquired and grown some of Europe's most renowned vacation rentals brands with histories starting as early as Hoseasons in 1944, Landal GreenParks in 1954 and Novasol in 1968. Our vacation ownership brands, Wyndham Vacation Resorts, WorldMark by Wyndham and Shell Vacations Club, began vacation ownership operations in 1980, 1989 and 1978, respectively.

Our portfolio of well-known hospitality brands was assembled over the past twenty-three years. The following is a timeline of our significant brand acquisitions:

1990:	Howard Johnson and Ramada (US)
1992:	Days Inn
1993:	Super 8
1995:	Knights Inn
1996:	Travelodge North America
Resort Condominiums International (RCI)
2001:	Cuendet
Holiday Cottages Group
Fairfield Resorts (now Wyndham Vacation Resorts)
2002:	Novasol
Trendwest Resorts (now WorldMark by Wyndham)
2004:	Ramada International
Landal GreenParks
2005:	Wyndham Hotels and Resorts
2006:	Baymont Inn and Suites
2008:	Microtel Inns & Suites and Hawthorn Suites
2010:	Hoseasons
Tryp
ResortQuest
James Villa Holidays
2012:	Smoky Mountain Property Management
Shell Vacations Club
Oceana Resorts

The following is a description of each of our three business units, Wyndham Hotel Group, Wyndham Exchange & Rentals and Wyndham Vacation Ownership, and the industries in which they compete.

WYNDHAM HOTEL GROUP

Lodging Industry

The global lodging market consists of approximately 149,000 hotels with combined annual revenues of approximately $412 billion, representing nearly 14 million rooms of which approximately 53% are affiliated with a brand. The market is geographically concentrated with the top 20 countries accounting for over 80% of global rooms.

The lodging industry consists of the following:

		Room Supply	Revenues	Brand
Region	Hotels	(millions)	(billions)	Affiliation
United States/Canada	59,000	5.3	$135	68%
Europe	58,000	4.4	143	40%
Asia Pacific	25,000	3.3	100	46%
Latin America/Middle East	7,000	0.9	34	45%

Companies in the lodging industry operate primarily under one of the following business models:

•
Franchise - Under the franchise model, a company typically grants the use of a brand name to a hotel owner in exchange for royalty fees that are typically a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. As of December 31, 2013, we had 7,425 franchised properties in our hotel portfolio.

•
Management - Under the management model, a company provides professional oversight and comprehensive operations support to hotel owners in exchange for base management fees that are typically a percentage of hotel revenue, as well as incentive management fees which are tied to the financial performance of the hotel. In many cases, the hotel operates under one of the management company's brands. As of December 31, 2013, we had 58 managed properties in our hotel portfolio all of which were operating under one of our brands.

•
Ownership - Under the ownership model, a company owns hotels and bears all financial risks and rewards relating to the hotel, including appreciation and depreciation in the value of the property. As of December 31, 2013, we had 2 owned hotels in our portfolio.

Performance in the lodging industry is measured by the following key metrics:

•	average daily rate, or ADR;

•	average occupancy rate, or occupancy;

•	revenue per available room, or RevPAR, which is calculated by multiplying ADR by the average occupancy rate; and

•	system growth, which is calculated by subtracting room terminations from gross room openings.

The U.S. is the most dominant region of the global lodging market with over 30% of global room revenues. The following table displays trends in the key performance metrics for the U.S. lodging industry over the last six years and for 2014 (estimate):

Year	Occupancy	ADR	RevPAR*
2008	59.8%	$107.43	$64.26
2009	54.6%	98.19	53.57
2010	57.5%	98.23	56.48
2011	59.9%	101.96	61.07
2012	61.3%	106.24	65.15
2013	62.3%	110.33	68.69
2014 Estimate	63.2%	115.31	72.82

* RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
Sources: Smith Travel Research Global (“STR”) (2008 to 2013); PricewaterhouseCoopers (“PwC”) (2014). 2014 estimated data is as of January 2014.

The U.S. lodging industry experienced positive RevPAR performance over the prior year primarily resulting from demand growth and gains in ADR. The travel industry continues to recover and grow, showing strength as U.S. occupancy grew by 1.5% to 62.3% in 2013, a level that has not been achieved since 2007. This growth was driven by hotel properties in higher priced chain scale segments where occupancy levels have recovered more quickly. ADR continued to increase but has yet to fully recover to peak levels achieved prior to the recession. During 2013, ADR grew 3.9% to $110.33. As a result of the occupancy and ADR gains, the U.S. lodging industry experienced RevPAR growth of 5.4% in 2013.

According to PwC's most recent outlook on the Hospitality and Leisure Industry, it is expected that growth in U.S hotel demand, as measured by room night consumption, is again expected to exceed growth in supply in 2014. Occupancy and ADR gains are expected to be experienced across all segments resulting in an overall RevPAR increase of 6.0%. Beyond 2014, certain industry experts project RevPAR in the U.S. to grow at a 3.7% compounded annual growth rate (“CAGR”) over the next three years (2015 - 2017).

Performance in the U.S. lodging industry is evaluated based upon chain scale segments, which are generally defined as follows:

•
Luxury - typically offers first class appointments and an extensive range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR is normally greater than $190 for hotels in this category.

•
Upper Upscale - typically offers well-appointed properties that offer a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $130 and $190 for hotels in this category.

•
Upscale - typically offers a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $105 and $130 for hotels in this category.

•
Upper Midscale - typically offers restaurants, vending, selected business services, partial recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). ADR normally falls in the range of $85 and $105 for hotels in this category.

•
Midscale - typically offers limited breakfast, selected business services, limited recreational facilities (either a pool or fitness equipment) and limited transportation (airport shuttle). ADR normally falls in the range of $60 and $85 for hotels in this category.

•	Economy - typically offers basic amenities and a limited breakfast. ADR is normally less than $60 for hotels in this category.

Wyndham Hotel Group Overview

Our lodging business, Wyndham Hotel Group, is the world's largest hotel company based on number of properties. Approximately 78% of Wyndham Hotel Group's revenues are derived from franchising activities. Our franchise business is easily adaptable to changing economic environments due to low operating cost structures, which in combination with recurring fee streams, yield high margins and predictable cash flows. Ongoing capital requirements are relatively low and mostly limited to technology expenditures that support core capabilities. We may employ incentives to generate new business, such as key money, development advance notes and other forms of financial support to assist franchisees and hotel owners in converting to one of our brands or building a new hotel branded under a Wyndham Hotel Group brand.

Our owned hotel portfolio currently consists of the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico ("Rio Mar hotel") and the Wyndham Grand Orlando Bonnet Creek ("Bonnet Creek hotel"). Both hotels represent mixed-use opportunities whereby we generate cross product brand loyalty through exposing our repeat hotel guests to the vacation ownership product.

Wyndham Hotel Group is comprised of over 7,480 hotels representing over 645,000 rooms on six continents. The following table provides operating statistics for each brand in our system as of and for the year ended December 31, 2013. Occupancy, ADR and RevPAR is derived from information provided to us by our franchisees:

	Global			Average
	Segment	# of	# of	Occupancy
Brand	Served (1)	Properties	Rooms	Rate	ADR	RevPAR *
Super 8	Economy	2,391	152,648	56.3%	$52.33	$29.45
Days Inn	Economy	1,817	146,959	48.8%	64.34	31.42
Ramada	Midscale	834	115,394	53.0%	80.19	42.50
Howard Johnson	Economy	449	46,777	47.7%	62.06	29.58
Wyndham Hotels and Resorts	Upscale	170	37,569	58.6%	117.27	68.74
Travelodge	Economy	432	32,012	49.5%	67.10	33.23
Baymont Inn & Suites	Midscale	329	27,108	51.3%	63.14	32.40
Knights Inn	Economy	380	23,325	42.0%	45.04	18.92
Microtel Inn and Suites by Wyndham	Economy	312	22,304	57.6%	64.42	37.10
Tryp by Wyndham	Upper Midscale	113	16,216	60.5%	96.09	58.16
Wingate by Wyndham	Midscale	159	14,559	60.9%	85.11	51.82
Hawthorn Suites by Wyndham	Midscale	91	8,933	62.6%	71.46	44.71
Dream	Upper Upscale	5	989	71.8%	229.77	164.88
Night	Upper Midscale	3	630	62.4%	152.65	95.18
Total		7,485	645,423	52.7%	68.27	36.00

*	RevPAR may not recalculate by multiplying average occupancy rate by ADR due to rounding.

(1)
The Global Segments Served column reflects the primary chain scale segments served using the STR Global definition and method as of December 2013. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

The number of lodging properties and rooms in operation by market sector is as follows:

	As of December 31,
	2013		2012		2011
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy (a)	5,646	401,665	5,578	398,304	5,536	394,087
Midscale (b)	1,187	124,688	1,208	125,900	1,152	121,372
Upper Midscale (c)	543	89,576	469	79,274	435	74,404
Upscale (d)	104	28,505	82	22,969	76	22,201
Upper Upscale (e)	5	989	5	990	6	1,062
Total	7,485	645,423	7,342	627,437	7,205	613,126

(a)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel Inn & Suites by Wyndham and Knights Inn brands.

(b)	Primarily includes the Wingate by Wyndham, Hawthorn Suites by Wyndham, Ramada Inn, Ramada Limited, Howard Johnson Plaza, Howard Johnson Hotel and Baymont Inn & Suites brands.

(c)	Primarily includes the Ramada Hotels, Ramada Plaza, Tryp by Wyndham and Wyndham Garden Hotel brands.

(d)	Comprised of the Wyndham Hotels and Resorts brand.

(e)	Comprised of the Dream lodging brand for 2013 and 2012 and the Dream and Night brands in 2011.

The number of lodging properties and rooms changed as follows:

	As of December 31,
	2013		2012		2011
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	7,342	627,437	7,205	613,126	7,207	612,735
Additions	633	65,933	688	66,050	541	54,706
Terminations	(490)	(47,947)	(551)	(51,739)	(543)	(54,315)
Ending balance	7,485	645,423	7,342	627,437	7,205	613,126

The following table depicts our geographic distribution and key operating metrics by region:

	# of	# of
Region	Properties	Rooms (1)	Occupancy	ADR	RevPAR*
United States	5,699	444,544	50.8%	$67.64	$34.38
Canada	497	39,356	55.2%	97.00	53.55
Europe/Middle East/Africa	393	52,931	60.6%	84.40	51.14
Asia/Pacific	777	93,963	57.3%	46.45	26.63
Latin/South America	119	14,629	52.4%	88.91	46.60
Total	7,485	645,423	52.7%	68.27	36.00

*	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.

(1)	From time to time, as a result of weather or other business interruption and ordinary wear and tear, some of the rooms at these hotels may be taken out of service for repair.

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

Our management business offers hotel owners the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services. These services include hiring, training and supervising the hotel managers and employees, annual budget preparation, local sales and marketing efforts, financial analysis and food and beverage services. Revenues earned from our management business include management and service fees. Management fees are comprised of (i) base fees, which are typically a specified percentage of gross revenues from hotel operations and (ii) incentive fees, which are typically a specified percentage of a hotel's gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. We are also required to recognize as revenue, fees relating to reimbursable payroll costs for operational employees who work at certain of our managed hotels. Although these costs are funded by hotel owners, accounting guidance requires us to report these fees on a gross basis as both revenues and expenses. As such, there is no effect on our operating income.

Our ownership business is limited to the United States and includes two hotels in key business and leisure markets. Revenues earned from our owned hotels are comprised of (i) gross room nights, (ii) food and beverage services and (iii) on-site spas, casinos, golf and shop revenues. We are responsible for all operations and recognize all revenues and expenses associated with the hotels.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stay. These loyalty fees are intended to reimburse us for expenses associated with administering and marketing the program.

Reservation Booking Channels

Our economy and midscale hotels are typically located on highway roadsides for convenience to business and leisure travelers. Therefore, the majority of hotel room nights sold at these hotels is to guests who seek accommodations on a walk-in or direct to hotel basis. We believe their choice of hotel is attributable to the strength of the brand reputation and general recognition of the brand name.

Another significant component of our value proposition to a hotel owner is access to our reservation booking channels, which we also refer to as our distribution platform. These channels include our proprietary brand web and mobile sites, our Wyndham Rewards loyalty program, our global sales team, global distribution partners (such as Sabre and Amadeus), OTAs and other third-party internet referral or booking sources, such as Kayak, TripAdvisor and Google. Over half of our reservation delivery comes from online sources, including our proprietary and mobile websites.

For guests who choose to book their hotel stay in advance through our distribution platform, we booked on behalf of hotels within our system, a total of 48 million room nights in 2013, which represents 39% of total bookings at these hotels, up 8% from last year.

A key strategy for reservation delivery is the continual investment in and optimization of our e-commerce capabilities
(websites, mobile and other online channels) as well as the deployment of advertising spend to drive online traffic to our proprietary e-commerce channels. This strategy also encompasses marketing agreements we have with travel related search websites and affiliate networks, and other initiatives to drive business directly to our online channels. In addition, to ensure our franchisees receive bookings from OTAs and other third-party internet sources, we provide direct connections between our central reservations system and strategic third-party internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory, send bookings directly to our central reservation systems without interference or delay and reduce our franchisee distribution costs.

Loyalty Program

The Wyndham Rewards program was introduced in 2003 and has grown steadily since its inception. The diversity of our brands uniquely enables us to meet our members' leisure and business travel needs across the greatest number of locations and a wide range of price points. The Wyndham Rewards program is offered in 70 countries around the world. As of December 31, 2013, there were over 32.2 million members enrolled in the program of which approximately 8.6 million were active (members who have either earned or redeemed within the last 18 months). These members stay at our brands more frequently and drive incremental room nights, higher ADR and a longer length of stay than guests who are not members.

Wyndham Rewards offers its members numerous opportunities to earn and redeem points. Members accumulate points by staying in one of our participating branded hotels or by purchasing everyday services and products using a co- branded Wyndham Rewards credit card. Members also have the option to earn points or airline miles with over 50 business partners, including our vacation ownership business. Wyndham Rewards members have thousands of options for redeeming their points including hotel stays, airline tickets, resort vacations, car rentals, electronics, sporting goods, movie and theme park tickets, and gift certificates. Building a robust loyalty program is critical to delivering our value proposition to our hotel owners. As such, we have embarked on a multi-year plan to enhance our loyalty program.

Marketing, Sales and Revenue Management Services

Our brand marketing teams develop and implement global marketing strategies for each of our hotel brands, including generating consumer awareness of, and preference for each brand as well as direct response activities designed to drive bookings through our central reservation systems. While brand positioning and strategy is generated from our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels. We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and direct marketing. In 2014 we will be launching our umbrella marketing strategy which will feature our brands collectively on television and in other forms of media. Our Best Available Rate guarantee gives consumers confidence to book directly with us by guaranteeing the same rates regardless of whether they book through our call centers, websites or other third-party channel. In addition, we leverage the strength of our Wyndham Rewards program to develop meaningful marketing promotions and campaigns to drive new and repeat business to hotels in our system. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program's channels and through the program's partners' channels.

Our global sales organization, strategically located throughout the world, leverages the significant size of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a diverse range of customers. Because our hotel portfolio meets the needs of all types of travelers, we are able to find more complete solutions for a client/company whose travel needs range from economy to upscale brands. We are able to accommodate business and leisure travelers with our selection of over 7,480 hotels throughout the world. In order to leverage multidimensional customer needs for our hotels, the sales team is deployed globally in key markets within Europe, Mexico, Canada, Latin America, China, Hong Kong, the Middle East and throughout the U.S. We also offer revenue management subscription services to help maximize the revenues of our hotel owners by improving rate and inventory management capabilities and strategies to garner market share. In addition we have revenue management professionals deployed in key markets globally. These services also coordinate all recommended revenue programs delivered to our hotels in tandem with e-commerce and brand marketing strategies.

Property Services

Our worldwide team of industry veterans continually collaborates with hotel owners on all aspects of their operations and creates detailed and individualized strategies for success. We are able to make a meaningful contribution to hotel operations resulting in higher profits and improved RevPAR performance for our hotel owners by providing key services, such as system integration, operations support, training, strategic sourcing, and development planning and construction.

We also provide hotel owners with property management system software that synchronizes each hotel's inventory with our central reservations platform. These systems assist hotel owners with managing their rooms inventory (room nights), rates (ADR) and reservations, which leads to greater profits at the property level and enhances our ability to deliver reservations at the right price to guests for our hotel owners.

New Development

Our development team consists of nearly 90 professionals dispersed throughout the world, including in the U.S., China, Mexico, India, Europe and the Middle East. Our development efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands. Approximately 32% of the new rooms added in 2013 were with existing franchisees or managed hotel owners.

In addition, our development team is focused on growing our management business. Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager, we are able to couple these services into one offering which we believe gives us a competitive advantage. Over the past 2 years, through a focus on portfolio deals, we were able to grow our managed portfolio from 26 hotels as of December 31, 2011 to 58 hotels as of December 31, 2013.

As of December 31, 2013, we had approximately 970 hotels and 114,000 rooms in our development pipeline, of which 58% were international and 68% were new construction.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services and reservations assistance directly to independent owner-operators of hotels. Under our direct franchise model, we principally market our lodging brands to hotel developers, owners of independent hotels and hotel owners who have the right to terminate their existing franchise affiliations with other lodging brands. We also market franchises to existing franchisees since many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years, and gives the franchisor and franchisee certain rights to terminate the franchise agreement before its end date under certain circumstances, such as upon the lapse of a certain number of years after commencement of the agreement. Early termination options in franchise agreements give us flexibility to terminate franchised hotels if business circumstances warrant. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its property into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the franchise agreement.

Although we generally employ a direct franchise model in North America, we currently have two company-owned hotels. The Bonnet Creek hotel, which is situated in our Bonnet Creek vacation ownership resort near the Walt Disney World resort in Florida, enables us to leverage the synergies of our company's hotel and vacation ownership elements. The Rio Mar hotel which is located in Rio Grande, Puerto Rico, is a luxury oceanfront property that includes premier restaurants, a spa, casino, golf course, and comprehensive business center. We also hold land at this location for future vacation ownership development. As such, these two hotels provide us with mixed-use opportunities whereby we can generate cross product brand loyalty by exposing our hotel guests to the vacation ownership product. Additionally, under our mixed-use business model, we are able to provide our hotel guests and VOI owners with higher quality amenities.

In other parts of the world, we employ both a direct franchise and master franchise model. We generally employ a master franchise model in regions where we are not yet ready to support the required infrastructure for a specific region. While we employ a direct franchising model in China for our Wyndham and Ramada brands, we use a master franchise model for our Super 8, Days Inn and Howard Johnson brands. Similarly, within Canada, we generally employ a direct franchising model for our brands with the exception of our Days Inn, Travelodge, and Knights Inn brands, for which we use a master license model.

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

Strategies

Wyndham Hotel Group is strategically focused on leveraging the strength of our company to deliver enhanced value proposition to our franchisees and owners.

We expect to deploy the following tactics in pursuit of these goals:

•	grow our iconic brands globally;

•	deliver value-added operational support that improves hotel performance;

•	expand and enhance the Wyndham Rewards program;

•	align connectivity, systems and support to increase contribution for our franchisees;

•	increase marketing effectiveness and scale to drive revenue; and

•	continue to deploy our exceptional "Count on Me!” service culture into every aspect of our business.

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

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among approximately 5,500 franchisees, which reduces our exposure from any one franchisee. No one franchisee accounts for more than 8% of our franchised hotels or total segment revenues.

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

The vacation exchange industry is a fee-for-service business. The industry offers services and products to timeshare developers and owners. To participate in a vacation exchange, a timeshare owner generally provides their interval to an exchange company's network and, in return, receives the opportunity to exchange for another owner's interval within the company's network of available inventory. The exchange company assigns a value to the owner's interval based upon a number of factors, including the location and size of the timeshare unit, the start date of the interval week, and the amenities at the resort. Exchange companies generally derive revenues from owners of intervals by charging exchange fees for facilitating exchanges and through annual membership dues. In 2012, 30% of global timeshare owners (or 6.0 million) were members of vacation exchange companies and completed approximately 2.9 million exchanges.

Within the broader long-term growth view of the vacation exchange industry, there is a trend where timeshare developers are enrolling members in private label clubs, where members have the option to exchange within the club or through external exchange channels. The club trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per average member and revenue per member.

The over $80 billion global vacation rentals industry is largely a fee-for-service business that offers vacation property owners the opportunity to rent their properties to leisure travelers. The industry is divided broadly into two segments. The first is the professionally managed rental segment, where the homeowner provides their property to an agent to rent, in a majority of cases, on an exclusive basis. The agent receives a commission for marketing the property, managing bookings and providing quality assurance to the renter. Additionally, the agent may offer services such as daily housekeeping, on-site check-in, in-unit maintenance, and in-room guest amenities. The other segment of the industry is the listing business, where there is no exclusive relationship and the property owner pays a fixed fee for an online listing or a directory listing with minimal additional services, typically with little to no direct booking ability or quality assurance services. In the listing model, this fixed fee is generally charged regardless of whether the unit is ultimately rented. Typically, professionally managed vacation rental companies collect rent in advance and, after deducting the applicable commissions, remit the net amount due to the property owners and/or property managers. In addition to commissions, professionally managed vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as fees for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is less organized than the lodging industry and is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2013, there were approximately 1.3 million and 4.2 million vacation properties available for rental in the U.S. and Europe, respectively. In the U.S., vacation properties available for rental are primarily condominiums or stand-alone houses. In Europe, vacation properties available for rental include individual homes and apartments, campgrounds and vacation park bungalows. We believe that the overall supply of vacation rental properties has grown primarily because of the increasing desire by existing owners of second homes to gain an earnings stream evidenced by homes not previously offered for rent appearing on the market.

We believe that the overall demand for vacation rentals has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family, (ii) the increased use of the Internet as a tool for facilitating vacation rental transactions and (iii) increased consumer awareness of vacation rental options. The global demand per year for vacation rentals is approximately 76 million vacation weeks, 57 million of which are rented by leisure travelers from Europe. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home.

Wyndham Exchange & Rentals Overview

Wyndham Exchange & Rentals is largely a fee-for-service business that provides vacation exchange services and products to developers, managers and owners of intervals of VOIs, and markets and services vacation rental properties. We are the world's largest vacation exchange network based on the number of vacation exchange members and affiliated vacation ownership resorts and the world's largest global marketer of vacation rental properties based on the number of professionally managed vacation rental properties. Our vacation exchange and rentals business primarily derives its revenues from fees that generate stable and predictable cash flows. No one external customer, developer or customer group accounts for more than 2% of our vacation exchange and rentals revenues.

Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and fees for facilitating exchange transactions. Our vacation exchange business also derives revenues from ancillary services including additional services provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs.

Our vacation rentals business, Wyndham Vacation Rentals, primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees. For the less than 10% of properties which we own, manage or operate under long-term capital and operating leases, we receive 100% of the revenues. Our vacation rentals business also derives revenues from ancillary services delivered to property owners and travelers.

Our vacation exchange and rentals business has access for specified periods, in a majority of cases on an exclusive basis, to over 107,000 vacation properties. Each year, our vacation exchange and rentals business provides more than 5 million leisure-bound families with vacation exchange and rentals services and products. The properties available to leisure travelers through our vacation exchange and rentals business include vacation ownership condominiums, homes, villas, cottages, bungalows, campgrounds, city apartments, fractional private residences, luxury destination clubs, boats and yachts. We offer leisure travelers flexibility as to time of travel and a choice of lodging options in regions to which such travelers may not typically have such ease of access, and we offer property owners marketing, booking and quality control services. Additionally, some of our brands offer property management services ranging from key-holding to full property maintenance for such properties. We market our services and products using thirteen primary consumer brands and other related brands and have over 190 offices worldwide.

As the largest provider of vacation exchange and professionally managed vacation rentals, Wyndham Exchange & Rentals leverages the breadth of its worldwide inventory across its brands and business lines to maximize value for affiliates, exchange members, vacation rental property owners and guests. Wyndham Exchange & Rentals also leverages its scale and global marketing expertise to enhance demand generation and drive occupancy across its exchange and rental portfolio. A prime example of this capability is the Wyndham Home Exchange program, which provides vacation rental property owners with the ability to deposit up to five weeks per property annually in exchange for intervals from within RCI’s portfolio of affiliated vacation ownership resorts. This provides outstanding value to the vacation rental property owner, while also allowing exchange members the opportunity to access a wider variety of quality vacation properties in addition to traditional vacation ownership resort units. This capability is not matched in the vacation exchange or vacation rental industries.

Wyndham Exchange & Rentals also provides industry-leading technology and revenue management expertise to optimize the performance of its exchange and vacation rental inventory through automated tools and sophisticated yield management techniques. Over the past several years, Wyndham Exchange & Rentals has implemented these new tools and techniques to optimize pricing and occupancy in its vacation rental businesses, adopting best practices developed from years of investment and experience at RCI. These tools allow for automated price changes based on assessment of demand and competitive factors. We will continue to expand revenue management capabilities across our brands in the coming years.
Vacation Exchange

Through our vacation exchange business, RCI, we have relationships with almost 4,500 vacation ownership resorts in over 100 countries. We have 3.7 million vacation exchange members and generally retain nearly 90% of such members each year. We generate fees from members for both annual membership subscriptions and transaction based services. In substantially all cases, we acquire new members when an affiliated resort developer buys the initial term of an RCI membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a 1 or 2 year term, after which these new members can choose to renew at their own expense. In certain circumstances, renewals are paid for by the developer. Members are entitled to receive periodicals published by RCI and, for additional fees, to use the applicable exchange program and other services.

RCI operates three worldwide exchange programs that have a member base of timeshare owners who are generally well- traveled and who want flexibility and variety in their travel plans each year. Our vacation exchange business' three exchange programs, which serve owners of intervals at affiliated resorts, are RCI Weeks, RCI Points and The Registry Collection. Participants in these vacation exchange programs pay annual membership dues and for additional fees are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related services and products which enable us to generate additional fees. The RCI Weeks exchange program is the world's largest vacation ownership exchange network and generally provides members with the ability to exchange week-long intervals in units at their resorts for week-long intervals at comparable resorts.

Over the last five years, RCI has developed new services and products and made significant enhancements to existing services and products. During 2010, we introduced trading power transparency for RCI Weeks members, whereby they deposit their vacation intervals with RCI and obtain trading power that they can then use to exchange for another interval within the RCI Weeks exchange program. In addition, as a result of trading power transparency, members can now combine deposited timeshare intervals for an additional fee, which enable them to exchange into higher-demanded vacations that they might not otherwise be able to exchange into, and receive a deposit credit if the value of their deposited and exchanged interval is greater than the interval into which they have exchanged. For an additional fee, we also offer trading power protection to RCI Weeks members if they need to change or cancel an exchange transaction. With such protection, the member’s deposited trading power is restored to the member’s account without reducing the original deposited trading power used to book their exchange transaction. During 2011, RCI also launched the RCI Weeks Platinum membership, a premium level of membership that offers exclusive exchange and lifestyle benefits to subscribing members.

The RCI Points exchange program is a global points-based exchange network, which allocates points to intervals that members cede to the exchange program. Under the RCI Points exchange program, members may redeem their points for the use of vacation properties in the exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other services and products, our vacation exchange business obtains the right to that member's points and may rent vacation properties backed by these points in order to recoup the expense of providing discounts on other services and products. For an additional fee, we also offer points protection to RCI Points members if they need to change or cancel an exchange transaction. With such protection, the member’s deposited points are restored to the member’s account without reducing the original deposited points used to book their exchange transaction. In 2010, RCI launched RCI Points Platinum membership, a premium level of membership that offers exclusive exchange and lifestyle benefits to subscribing members.

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

Vacation Rentals

Our vacation rentals business, Wyndham Vacation Rentals, markets vacation rental properties including privately-owned villas, homes, cottages, bungalows, campgrounds, apartments and condominiums in approximately 600 destinations. The variety, location and caliber of properties in the Wyndham Vacation Rentals portfolio, in addition to the many benefits and services that Wyndham Vacation Rentals offers, provides consumers the opportunity to vacation in various parts of the world in properties with conveniences similar to their homes. In addition to these properties, we market inventory from our vacation exchange business and from other sources. We generate fee income from marketing and renting these properties to consumers. We currently transact approximately 1.5 million vacation rental weeks per year. We market vacation rental properties through our proprietary brands and select private-label arrangements. Our vacation rentals business has approximately 103,000 properties with approximately 94,000 properties in Europe and approximately 9,000 properties in the U.S. The following is a description of some of our major proprietary vacation rental brands:

•
Wyndham Vacation Rentals U.K. (formerly named The Hoseasons Group) operates a number of well-recognized and established brands within the vacation rental market with almost 70 years of industry experience, including Hoseasons, cottages4you, James Villa Holidays and Canvas Holidays, and offers access to approximately 47,000 properties across the U.K. and Europe.

•
Novasol is one of continental Europe's largest rental companies with 45 years of industry experience, featuring properties in more than 25 European countries including holiday homes in Denmark, Norway, Sweden, France, Italy and Croatia, with approximately 35,000 exclusive holiday homes available for rent through established brands such as Novasol, Dansommer and Cuendet.

•
Landal GreenParks is one of the Netherlands' leading holiday park companies, with over 70 holiday parks offering approximately 12,000 holiday park bungalows, villas and apartments in the Netherlands, Germany, Belgium, Austria, Switzerland and the Czech Republic and almost 60 years of industry experience. Every year more than 2 million guests visit Landal's parks, many of which offer dining, shopping and wellness facilities.

•
Wyndham Vacation Rentals in North America offers approximately 9,000 rental properties, in beach, ski, mountain, theme park, golf and tennis resort destinations - such as Florida, South Carolina, Colorado, Delaware, Alabama, Tennessee and Utah. Wyndham Vacation Rentals in North America provides vacation rentals to travelers through acquired brands and has more than 35 years of industry experience.

Most of the rental activity under our brands occurs in Europe and the United States. Our vacation rentals business also has the opportunity to provide inventory to our 3.7 million vacation exchange members and our exchange and rentals business has the ability to source and rent inventory in over 100 countries.

Our vacation rentals business currently has relationships with approximately 61,000 independent property owners in 33 countries, including the United Kingdom, Denmark, the United States, Netherlands, Croatia, France, Italy, Sweden, Norway, Germany, Spain, Austria, Belgium, Ireland, Greece, Portugal and certain countries in Eastern Europe. Property owners typically enter into annual contracts with our vacation rentals subsidiaries to market and professionally manage the rental of their properties within our rental portfolio. Our vacation rentals business also has an ownership interest or capital leases under our Landal GreenParks brand in approximately 6% of the properties in our rental portfolio.

Customer Development

In our vacation exchange business, we affiliate with vacation ownership developers directly as a result of the efforts of our in-house sales teams. Affiliated developers sign long-term agreements each with an average duration of approximately five years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We also acquire a small percentage of our members directly online from the secondary vacation ownership market.

In our vacation rentals business, we primarily enter into exclusive annual rental agreements with property owners. We market rental properties online and offline to large databases of customers which generate repeat bookings. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third-

party travel agencies, tour operators and online distribution channels to drive additional occupancy. We have a number of specific branded websites to promote, sell and inform new customers about vacation rentals. Due to the diversified nature of our rental brands, our dependence on a single customer group or business partner is limited.

Loyalty Program

Our U.S. vacation exchange business' member loyalty program is RCI Elite Rewards, which offers a co-branded credit card. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues, exchange fees for transactions and other services and products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Internet

We will continue to invest in cutting edge and innovative online technologies to ensure that our members and rental customers have access to similar information and services online that we provide through our call centers. Through our comprehensive RCI.com initiative, referred to as “Program Interaction”, which began in 2008, we launched enhanced vacation search, filtering and recommendation capabilities that greatly simplify our search process making it easier for a member to find a desired vacation. We have also greatly expanded our online content, including multiple resort pictures and high-definition videos, to help educate members about potential vacation options. Additionally, through this initiative, we released a significant series of technology enhancements to our members. This new technology includes program enhancements for our RCI Weeks members that provide complete trading power transparency, allowing members to better understand the trading power value of the timeshare interval that they deposited with RCI and the timeshare interval into which they want to exchange. Members also have the ability to combine the timeshare intervals that they have deposited with RCI for increased trading power and receive a deposit credit if the trading power value of their deposited intervals is greater than the intervals that they have received by exchange. We have also enhanced our ability to merchandise offers through web only channels and have launched mobile technologies such as applications for smartphones and tablets to access RCI.com functionality.

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

In 2012, we also initiated a social media listening service to monitor brand conversations and online reviews on behalf of our affiliates, helping to spread positive brand mentions while addressing any customer service issues that arise. Detailed customized listening reports are provided by dedicated analysts on a monthly basis to help affiliates who sign up for the service, understand and leverage their brand’s online feedback. We currently have social listening centers that monitor in English, Spanish and Portuguese. Nearly 400 affiliated resorts around the world are currently benefiting from this service.

In 2013, we continued to enhance RCI.com and deliver solutions to streamline processes for our members and affiliates. We expanded our efforts to simplify and bring efficiency to the vacation exchange experience by automating club member enrollment processes and launching technology to allow the growing Brazilian market to operate more efficiently with us by providing new language and currency capabilities. We also launched the RCI Affiliates app for the iPad delivering interactive and engaging content that can be used on the vacation ownership sales floor to give potential owners a better understanding of the additional benefits offered by vacation ownership. The app provides affiliates with easier access to useful product summaries and tutorials, sales materials, interactive videos, RCI TV and the RCI Directory of Affiliated Resorts.

Part of our strategy has been to improve our online distribution channels resulting in members and rental customers shifting from transacting business through our call centers to transacting business online, thereby generating cost savings. Our RCI.com initiatives have increased our web penetration to 48% by the end of 2013 from 13% in 2008 when we launched this initiative. Additionally, during the past two years, we were able to consolidate almost 50 of our separate North American vacation rental websites into a single upgraded Wyndham Vacation Rentals website and platform. As a result of enhancements made over the last several years, we have improved our web penetration for our vacation rentals business to 62% by the end of 2013.

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

Marketing

We market to our members and rental customers through several marketing channels including direct mail, email, telemarketing, online distribution channels, brochures, magazines and travel agencies. Our vacation exchange business has a comprehensive social and mobile media platform including apps for smartphones and tablets, a Facebook fan page, a Facebook application called RCI's Share Your Vacation, a Twitter account, a YouTube channel, an online video content network called RCI TV, the RCI Blog and two digitally published magazines entitled Endless Vacation Magazine for iPad and Ventures Magazine for iPad. In fact, our vacation exchange and rentals brands have approximately 95 publications involved in the marketing of the business, including various resort directories and periodicals related to the vacation industry and other travel-related services. We use our publications for marketing as well as for member and rental customer retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing efforts that include direct mail and telemarketing.

Strategies

We intend to grow our vacation exchange and rentals business profitability by focusing on six strategic themes:

•	Invest in technology to improve the customer experience, grow market share and reduce costs;

•	Offer more options to our guests by expanding into new geographic markets and product lines, and by leveraging the scale of our inventory across all of our exchange and rentals brands;

•	Develop compelling new services and products to drive value for our members, vacation rental guests, affiliates and property owners;

•	Leverage our expertise in analytics and technology to drive higher yields in both exchange and rental product lines through automated tools and reporting;

•	Promote the benefits of timeshare and vacation rentals to new and existing customer segments; and

•	Inspire world-class associate engagement and “Count On Me!” service so that we will deliver better services and products, resulting in improved customer satisfaction and optimal business growth.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Seasonality

Vacation exchange revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window. Almost 60% of our European vacation rental customers book their reservations within 11 weeks of departure dates and over 75% book within 20 weeks of departure dates. More than 60% of our North American vacation rental customers book their reservations within 7 weeks of departure dates and over 75% book within 11 weeks of departure dates, reflecting recent trends of bookings closer to the travel date.

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

WYNDHAM VACATION OWNERSHIP

Vacation Ownership Industry

The vacation ownership industry, also referred to as the timeshare industry, enables customers to share ownership of a fully-furnished vacation accommodation. Typically, a vacation ownership purchaser acquires either a fee simple interest in a property, which gives the purchaser title to a fraction of a unit, or a right to use a property, which gives the purchaser the right to use a property for a specific period of time. A vacation ownership purchaser's fee simple interest in or right to use a property is referred to as a vacation ownership interest. For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. Owners of VOIs are not subject to the variability in room rates to which lodging customers are subject to, and vacation ownership units are, on average, more than twice the size and typically have more amenities, such as kitchens, than traditional hotel rooms.

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The vacation ownership industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, the vacation ownership industry grew at a double-digit rate, although sales slowed by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. According to a 2013 report issued by the American Resort Development Association or ARDA, a trade association representing the vacation ownership and resort development industries, domestic sales of VOIs were approximately $6.9 billion in 2012, compared to $6.5 billion in 2011.

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

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2012 study of recent U.S. vacation ownership purchasers revealed that the median purchaser was 51 years of age and had a median household income of $74,000. The average purchaser in the U.S., therefore, is a baby boomer who has disposable income and interest in purchasing vacation products. We believe that baby boomers will continue to have a positive influence on the vacation ownership industry.

According to a 2012 ARDA study, nearly 83% of owners of VOIs expressed satisfaction with owning timeshare. With respect to exchange opportunities, most owners of VOIs can exchange VOIs through exchange companies and through the applicable vacation ownership company's internal network of properties.

Wyndham Vacation Ownership Overview

Wyndham Vacation Ownership, our vacation ownership business, develops and acquires vacation ownership resorts, markets and sells VOIs, provides consumer financing in connection with such sales and provides property management services to property owners' associations. We have the largest vacation ownership business in the world as measured by the number of vacation ownership resorts, vacation ownership units and owners of VOIs and by annual revenues associated with the sale of VOIs. As of December 31, 2013, we have developed or acquired 191 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent approximately 23,500 individual vacation ownership units and approximately 907,000 owners of VOIs.

Our brands operate vacation ownership programs through which VOIs can be redeemed for vacations through points or credits-based internal reservation systems that provide owners with flexibility as to resort location, length of stay, unit type and time of year. The reservation systems offer owners redemption opportunities for other travel and leisure products that may be offered from time to time, and the opportunity for owners to use our products for one or more vacations per year. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer to existing owners "upgrade" sales to supplement such owners' existing VOIs. This contrasts with the fixed quantity of the traditional fixed-week vacation ownership, which is primarily sold on a weekly interval basis.

Although we operate separate brands, we have integrated substantially all of the business functions, including consumer finance, information technology, certain staff functions, product development and certain marketing activities. During 2013, Wyndham Vacation Ownership completed the integration of our recently acquired Shell Vacations Club within the Wyndham Vacation Ownership's portfolio of brands.

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

Sales and Marketing of Vacation Ownership Interests

Club Wyndham

Wyndham Vacation Ownership markets and sells VOIs and provides consumer financing to owners through its Club Wyndham brand. Club Wyndham markets and sells VOIs that entitle an owner to resort accommodations that are not restricted to a particular week of the year. As of December 31, 2013, approximately 527,000 owners held interests in Club Wyndham resort properties which are located primarily in the U.S. and consisted of 89 resorts (11 of which are shared with WorldMark by Wyndham) that represented approximately 13,800 units. Club Wyndham currently encompasses primarily two vacation ownership products, Club Wyndham Select and Club Wyndham Access.

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

The majority of the resorts in which Club Wyndham markets and sells vacation ownership and other real estate interests are destination resorts that are located at or near attractions such as the Walt Disney World Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg in Virginia; and the Hawaiian Islands. Most Club Wyndham properties are affiliated with Wyndham Worldwide's vacation exchange business, RCI, which annually awards to the top 30-40% of RCI affiliated vacation ownership resorts throughout the world designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner for exceptional resort standards and service levels. Among Wyndham Vacation Resorts' 89 resort properties, 81% have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

Club Wyndham uses a points-based internal reservation system called Club Wyndham Plus to provide owners with flexibility as to resort location, length of stay, unit type and time of year. With the launch of the Club Wyndham Plus trust in 1991, Wyndham Vacation Ownership became one of the first U.S. developers of vacation ownership properties to move from traditional, fixed-week vacation ownership to a points-based program. Both Club Wyndham Select and Club Wyndham Access utilize Club Wyndham Plus as the internal exchange program to expand owners' vacation options. Owners who participate in Club Wyndham Plus assign their use rights to a trust in exchange for the right to reserve in the internal reservation system. The number of points that an owner receives as a result of the assignment to the trust of the owner's use rights, and the number of points required to take a particular vacation, is set forth on a published schedule and varies depending on the resort location, length of stay, unit type and time of year associated with the interests assigned to the trust or requested by the owner, as applicable. Club Wyndham Plus provides participants with flexibility as to resort location, length of stay, unit type and time of year, depending on the number of points to which they are entitled and the number of points required to take the vacation of their preference. Participants may redeem their points not only for resort stays, but also for other travel and leisure products that may be offered from time to time. Owners of vacation points are able to borrow vacation points from the next year for use in the current year. The term of the Club Wyndham Plus trust agreement runs through December 31, 2025, and the term is automatically extended for successive ten year periods unless a majority of the members of the program vote to terminate the trust agreement prior to the expiration of the term then in effect.

WorldMark by Wyndham

Wyndham Vacation Ownership also markets and sells VOIs and provides consumer financing to owners through its WorldMark by Wyndham and Wyndham Vacation Resorts Asia Pacific brands. WorldMark by Wyndham and Wyndham Vacation Resorts Asia Pacific sell VOIs that entitle an owner to resort accommodations that are not restricted to a particular week of the year.

After Wyndham Vacation Ownership develops or acquires resorts, it conveys the resorts to WorldMark, The Club or WorldMark South Pacific Club, which we refer to collectively as the Clubs. In exchange for the conveyances, the WorldMark by Wyndham or Wyndham Vacation Resorts Asia Pacific brands receive the exclusive rights to sell the vacation credits associated with the conveyed resorts and to receive the proceeds from the sales of the vacation credits. VOIs sold by WorldMark by Wyndham and Wyndham Vacation Resorts Asia Pacific represent credits in the Clubs which entitles the owner of the credits to reserve units at the resorts that are owned and operated by the Clubs. Although vacation credits do not constitute deeded interests in real estate, vacation credits are regulated in most jurisdictions by the same agency that regulates VOIs evidenced by deeded interests in real estate. As of December 31, 2013, approximately 283,000 owners held vacation credits in the Clubs.

The Clubs provide owners of vacation credits with flexibility as to resort location, length of stay, unit type and time of year. Depending on the number of vacation credits an owner has purchased, the owner may use the vacation credits for one or more vacations annually. The number of vacation credits that are required for each day's stay at a unit is listed on a published schedule and varies depending upon the resort location, unit type, time of year and the day of the week. Owners may also redeem their credits for other travel and leisure products that may be offered from time to time.

WorldMark by Wyndham had 101 resorts (11 of which are shared with Club Wyndham Resorts) representing approximately 7,400 units as of December 31, 2013 which are located primarily in the Western U.S., Canada, Mexico and the South Pacific. Wyndham Vacation Resorts Asia Pacific accounted for 24 resorts and approximately 1,000 units of WorldMark by Wyndham's resort total.

Owners of vacation credits can make reservations through the Clubs, or may elect to join and exchange their VOIs through Wyndham's vacation exchange business, RCI, or other third-party international exchange companies.

The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts. The majority of WorldMark by Wyndham resorts are affiliated with Wyndham Worldwide's vacation exchange subsidiary, RCI. Of WorldMark by Wyndham's 101 resorts, 71% have been awarded designations of an RCI Gold Crown Resort winner or an RCI Silver Crown Resort winner.

Shell Vacations Club

Wyndham Vacation Ownership has expanded its fee-for-service property management business with its acquisition of Shell Vacations Club during 2012. Wyndham Vacation Ownership has assumed the property management operations at 20 Shell Vacations Club resorts representing approximately 2,200 units as of December 31, 2013, which are primarily located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin, and Canada.

Additionally, Shell Vacations Club sells VOIs and provides consumer financing to owners through its Shell Vacations Club brand. Shell Vacations Club sells VOIs that entitle an owner to resort accommodations that are not restricted to a particular week of the year. After Wyndham Vacation Ownership finishes development of a Shell resort, it conveys the resort to Shell Vacations Club. In exchange for the conveyances, the Shell Vacations Club brand receives the exclusive rights to sell the vacation points associated with the conveyed resort and to receive the proceeds from the sale of the vacation points. VOIs sold by Shell Vacations Club entitle the owner of the points the rights in various timeshare resorts developed by Shell Vacations through an internal exchange reservation system or, alternatively, exchange its points through external exchange programs or for other products and services offered by Shell Vacations Club. As of December 31, 2013, approximately 97,000 owners held vacation points in the Shell Vacations Club.

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

Sales and Marketing

Wyndham Vacation Ownership employs a variety of marketing channels to encourage prospective owners of VOIs to tour Wyndham Vacation Ownership properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while such owners vacation at our resort properties. We also operate a telesales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented approximately 70%, 70%, and 68% of our net sales of VOIs during 2013, 2012 and 2011, respectively.

Wyndham Vacation Ownership uses a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Worldwide hotel brands, other co-branded marketing programs and events. Wyndham Vacation Ownership also partners with Wyndham Hotel Group by utilizing the Wyndham Rewards loyalty program by offering Wyndham Rewards points as incentives to prospective VOI purchasers and providing additional redemption options to Wyndham Rewards members. Additionally, Wyndham Vacation Ownership offers purchasers of VOIs the opportunity to use the Wyndham Rewards co-branded credit card to earn additional Wyndham Rewards points. Wyndham Vacation Ownership also co-sponsors sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, Wyndham Vacation Ownership offers existing owners cash awards or other incentives for referrals of new owners.

New owner acquisition is an important strategy for Wyndham Vacation Ownership as this will continue to maintain our pool of "lifetime" buyers of vacation ownership that will enable us to solicit upgrade sales in the future. We believe the market for VOI sales is under-penetrated and estimate there are 53 million U.S. households which we consider as potential purchasers of VOIs. We added approximately 29,000, 28,000 and 27,000 new owners during 2013, 2012 and 2011, respectively.

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

An example of a marketing alliance through which Wyndham Vacation Ownership markets to tourists already visiting destination areas is Wyndham Vacation Ownership's current arrangement with Caesars Entertainment in Las Vegas, Nevada. This arrangement enables Wyndham Vacation Ownership to operate concierge-style marketing kiosks throughout select casinos and permits Wyndham Vacation Ownership to solicit patrons to attend tours and sales presentations with casino-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. Wyndham Vacation Ownership also operates its primary Las Vegas sales center within Harrah's Casino and regularly shuttles prospective owners targeted by such sales centers to and from Wyndham Vacation Ownership's nearby resort property.

Other marketing alliances provide us with the opportunity to align our marketing and sales programs with well-known lifestyle brands that appeal to consumers with similar demographics to our current purchasers. One such example is a newly announced alliance with Margaritaville, a lifestyle brand popularized by musician/entertainer Jimmy Buffett, where we intend to proactively market patrons of various Margaritaville product lines via multiple channels, including on-site marketing at Margaritaville restaurants, affiliated venues and events, as well as co-branded vacation ownership offerings.

Wyndham Vacation Ownership offers a variety of entry-level programs and products as part of its sales strategies. One such program allows prospective owners a one-time allotment of points or credits with no further obligations. Another such product is a biennial interest that provides for vacations every other year. As part of its sales strategies, Wyndham Vacation Ownership relies on its points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits, which can be upgraded at a later date. To facilitate upgrade sales among existing owners, Wyndham Vacation Ownership markets opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions to owners while those owners vacation at Wyndham Vacation Ownership resort properties.

Purchaser Financing

Wyndham Vacation Ownership offers financing to purchasers of VOIs. By offering financing, we are able to reduce the initial cash required by customers to purchase VOIs, thereby enabling us to attract additional customers and generate substantial incremental revenues and profits. Wyndham Vacation Ownership funds and services loans extended by Club Wyndham and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance, a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada that performs loan financing, servicing and related administrative functions. Wyndham Vacation Ownership has funded Shell Vacations Club loans since the date of acquisition through our consumer finance subsidiary, and services them through a third-party.

Wyndham Vacation Ownership typically performs a credit investigation or other review or inquiry into every purchaser's credit history before offering to finance a portion of the purchase price of the VOIs. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser's credit score, the amount of the down payment and the size of purchase. Wyndham Vacation Ownership uses a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 - 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer's credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations for 2013, 2012 and 2011 was approximately 725. Wyndham Vacation Ownership offers purchasers an interest rate reduction if they participate in our pre-authorized checking programs, pursuant to which our consumer financing subsidiary each month debits a purchaser's bank account or major credit card in the amount of the monthly payment by a pre-authorized fund transfer on the payment date.

During 2013, we generated new receivables of approximately $1.1 billion on gross vacation ownership sales, net of WAAM Fee-for-Service sales, of $1.7 billion, which amounts to 65% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, approximately 53% of vacation ownership sales are financed through Wyndham Vacation Ownership.

Wyndham Vacation Ownership generally requires a minimum down payment of 10% of the purchase price on all sales of VOIs and offers consumer financing for the remaining balance for up to ten years. While the minimum is generally 10%, during 2013, our average down payment was approximately 27% for financed sales of VOIs. These loans are structured so that we receive equal monthly installments that fully amortize the principal by the final due date.

Similar to other companies that provide consumer financing, we historically securitized a majority of the receivables originated in connection with the sales of VOIs. We initially place the financed contracts into a revolving warehouse securitization facility generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities.

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files and all customer service, billing and collection activities related to the domestic loans we extend, except for loans associated with Shell Vacations Club. We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2013, our loan portfolio was 96% current (i.e., not more than 30 days past due).

Property Management

On behalf of each of the property owners' associations, Wyndham Vacation Ownership or its affiliates generally provide day-to-day management for vacation ownership resorts, including oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners' associations. The terms of the property management agreements with each of the property owners' associations at resorts in which Wyndham Vacation Resorts develops, markets and sells VOIs vary. However, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses.

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

WorldMark by Wyndham, itself or through a WorldMark by Wyndham affiliate, serves as the exclusive property manager and servicing agent of WorldMark, the Club and WorldMark, South Pacific Club and all resort units owned or operated by these Clubs. WorldMark by Wyndham or its affiliate also manages the reservation system for the Clubs, and provides owner services and billing and collections services. The initial term of the management agreement is for three years and is automatically renewed annually thereafter provided the trustee under the program does not serve notice of termination to WorldMark by Wyndham prior to expiration of the then current term.

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

WAAM

In 2010, we introduced the WAAM Fee-for Service (formerly known as WAAM 1.0) timeshare sales model which was designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory in the real estate market without assuming the significant cost that accompanies property acquisition or new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. WAAM Fee-for-Service enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service property management business.

In addition to the WAAM Fee-for-Service business model, in 2012, we introduced WAAM Just-in-Time (formerly known as WAAM 2.0), which is an inventory acquisition model. This strategy enables us to acquire and own completed units close to the timing of the sales of these units and will significantly reduce the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. Inventory is recorded on our balance sheet at the time we are committed to purchase such inventory, which generally coincides with the time of registration.

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

EMPLOYEES

As of December 31, 2013, we had approximately 32,800 employees, including approximately 8,300 employees outside of the U.S. As of December 31, 2013, our lodging business had approximately 6,300 employees, our vacation exchange and rentals business had approximately 9,300 employees, our vacation ownership business had approximately 16,500 employees and our corporate group had approximately 700 employees. Approximately 3% of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE

Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position and we do not anticipate any material impact from such compliance in the future.

ITEM 1A.    RISK FACTORS
Before you invest in our securities you should carefully consider each of the following risk factors and all of the other information provided in this report. We believe that the following information identifies the most significant risks that may impact us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into an actual event, the event could have a material adverse effect on our business, financial condition or results of operations. In such case the market price of our common stock could decline.

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
We may not be able to achieve our growth and performance objectives for increasing our earnings and cash flows, the number of franchised and/or managed properties in our lodging business, the number of vacation exchange members in our vacation exchange business and related transactions, the number of rental weeks sold by and the number of units in our vacation rentals businesses and the number of tours and new owners generated and vacation ownership interests sold by our vacation ownership business.

Acquisitions and other strategic transactions may not prove successful and could result in operating difficulties and failure to realize anticipated benefits.
We regularly consider a wide array of acquisitions and other potential strategic transactions, including acquisitions of businesses, property acquisitions, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we might otherwise have paid absent such competition. We cannot assure you that we will be able to identify and consummate strategic transactions and opportunities on favorable terms or that any such strategic transactions or opportunities, if consummated, will be successful. Acquisitions and other strategic transactions involve significant risk and the process of integrating and assimilating any strategic transaction may create unforeseen operating difficulties and costs and we may not realize the anticipated benefits of any of these strategic transactions or opportunities. Pursuing and consummating strategic transactions and opportunities may require us to obtain significant additional debt or equity financing, spend existing cash or incur liabilities and other expenses including amortization of acquired intangible assets or write-offs of goodwill. Strategic transactions may be entered into by Wyndham Worldwide Corporation or by one or more of its subsidiaries. With respect to those transactions entered into by a subsidiary, Wyndham Worldwide may from time to time provide a performance guaranty of the subsidiary’s obligations and may expose us to litigation risks in the event of a dispute between transaction parties.

We are dependent on our senior management.
We believe that our future growth depends in part on the continued services of our senior management team. Losing the services of any members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry such as those caused by economic slowdown, terrorism, political strife, pandemics or threats of pandemics, acts of God and war may adversely affect us.
Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting consumers' and businesses' decisions to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; political and geographical strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics or contagious diseases or health epidemics such as the H1N1 flu; environmental disasters such as the Gulf of Mexico oil spill; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.
Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs including inflation, energy, labor costs such as minimum wage increases and unionization, workers' compensation and health-care related costs and insurance;

•
increases in travel costs including air travel would likely impact consumer preferences with respect to certain of our vacation and resort destinations and vacation ownership preferences and, if such conditions were to be sustained, the desirability of our vacation, resort and hotel products and offerings could be adversely impacted;

•	changes in desirability of geographic regions of the hotels or resorts in our business;

•	changes in the supply and demand for hotel rooms, vacation exchange and rental services and products and vacation ownership services and products;

•	evolving changes in consumer travel and vacation patterns and consumer preferences;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•
availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts;

•
the quality of the services provided by franchisees, affiliated resorts in our vacation exchange business, properties in our vacation rentals business or resorts in which we sell vacation ownership interests may adversely affect our image, reputation and brand value;

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products;

•	overbuilding or excess capacity in one or more segments of the hospitality industry or in one or more geographic regions;

•
our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our vacation exchange business and/or owners of vacation properties that our vacation rentals business markets for rental;

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	our insurance coverage may not be adequate to cover catastrophic or other losses to our properties or other assets;

•	our failure to keep pace with technological developments could impair our competitive position;

•	increases in the use of third-party and competitor internet services to book hotel reservations and market vacation rental properties;

•	disruptions in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•	changes in the number and occupancy and room rates of hotels operating under franchise and management agreements;

•	revenues from our lodging business are indirectly affected by our franchisees' pricing decisions;

•	franchisees that have development advance notes with us may experience financial difficulties;

•	consolidation of developers could adversely affect our vacation exchange business;

•	significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations could adversely affect our vacation rental business;

•	our continued management of homeowners associations depends on their ability to collect sufficient maintenance fees;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the sale of vacation ownership interests in the secondary market could negatively impact our sales;

•	unlawful or deceptive third-party vacation ownership interest resale schemes could damage our reputation and brand value;

•
the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; our ability to adjust our pace of completion of resort development relative to the pace of our sales of the underlying vacation ownership interests; and risks related to real estate project development costs and completion; and

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and vacation exchange businesses.

Third-party Internet reservation systems may adversely impact us.
Consumers increasingly use third-party Internet travel intermediaries to search for and book their hotel, resort and other travel accommodations. As the use of these third-party Internet reservation channels increases, consumers may rely upon these third-party Internet systems to the detriment of the reservations systems provided by our own lodging and rental brands, which may impact consumer preferences for lodging choices outside of our own brands and adversely impact our bookings and rates.

The continued success of our hotel business relies upon continued growth in the number of hotel properties under our brands.
We have been historically successfully in growing the number of our brands and franchised hotels in our hotel business and our revenues and profitability in our hotel segment relies upon our achieving continued growth objectives for franchised hotels in this segment. We are subject to many challenges in growing and sustaining our growth in the number of our franchised hotels including maintaining the quality of our service, operational support and reservation systems to support our franchisees, our ability to compete with other hotel owners for existing and future hotel franchisees, our ability to continue and enhance consumer acceptance of our brands and the quality of our managers and entire organization in supporting our hotel business. We also are subject to the risk of entering into franchise relationships with owners and operators who do not achieve or maintain the quality standards we set, which if not appropriately and timely addressed could adversely impact our brand image and our ability to attract quality franchisee operators.

Our hotel business depends in part on our management arrangements with third parties.
Our hotel business is a party to management arrangements with certain of our hotel owners and franchisees, under which we typically are required to satisfy certain financial and performance criteria and standards. Our ability to satisfy these financial and other performance criteria is subject to many of the risks common to the hotel industry as described in this report including factors and circumstances outside of our control such as economic conditions and consumer travel and lodging preferences, as well as risks within our control such as the efforts and quality of our managers overseeing these management arrangements and our operating performance generally. Should any significant number of these arrangements be terminated by reason of our failure to satisfy financial or performance criteria, it may have an adverse impact on our operating performance and profitability. Wyndham Worldwide may provide a parent guaranty of our subsidiaries’ performance under the guaranty and expose us to litigation risks in the event of a dispute. We cannot assure you that all of our current and future management arrangements will continue or that we will be able to enter into new management arrangements in the future on favorable terms.

We are subject to risks related to our vacation ownership receivables portfolio.
We are subject to risks that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance; that if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interests; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not in all instances sufficient to cover the outstanding debt.

Our international operations are subject to risks not generally applicable to our domestic operations.
Our international operations are subject to numerous risks including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of terrorism; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of European economies, the instability of the Euro currency and the related volatility on foreign exchange and interest rates could have an effect on our results of operations, financial position or cash flows.

We are subject to certain risks related to our indebtedness, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us.
We are a borrower of funds under our credit facilities, credit lines, senior notes, commercial paper programs and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel branded under one of our hotel brands. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•
our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions;

•
if we are unable to comply with the terms of the financial covenants under our revolving credit facility or other debt, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;

•	our leverage may adversely affect our ability to obtain additional financing;

•
our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs;

•	increases in interest rates;

•	rating agency downgrades for our debt that could increase our borrowing costs and prevent us from obtaining additional financing;

•	failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions;

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

•	our securitizations contain portfolio performance triggers which if violated may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers which may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•
prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests;

•	the inability of hotel owners that have received mezzanine and other loans from us to pay back such loans; and

•
if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase or such higher interest rates could reduce the desirability or demand of our customers for acquiring or financing our vacation ownership interests.

Economic conditions affecting the hospitality industry, the global economy and credit markets generally may adversely affect our business and results of operations, our ability to obtain financing or securitize our receivables on reasonable and acceptable terms, the performance of our loan portfolio and the market price of our common stock.
The future economic environment for the hospitality industry and the global economy may continue to be challenged. The hospitality industry has experienced and may continue to experience significant downturns in connection with or in anticipation of declines in general economic conditions. The current economy has been characterized by higher unemployment, lower family income, lower business investment and lower consumer spending, leading to lower demand for hospitality services and products. Declines in consumer and commercial spending may adversely affect our revenues and profits.

Our access to credit and capital also depends in large measure on market liquidity factors, which we do not control. Our ability to access the credit and capital markets may be restricted at times when we require or would like access to those credit and capital markets, which could impact our business plans and operating model. Uncertainty or volatility in the equity and credit markets may also negatively affect our ability to access short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our existing credit facilities fails we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. Disruptions in the financial markets may adversely affect our credit rating and the market value of our common stock. If we are unable to refinance or repay our outstanding debt when due, our results of operations and financial condition will be materially and adversely affected.

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

It is possible that asset-backed securities issued pursuant to our securitization programs could in the future be downgraded by credit agencies. If a downgrade occurs our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized. We could be forced to rely on other potentially more expensive and less attractive funding sources to the extent available which would decrease our profitability and may require us to adjust our business operations accordingly including reducing or suspending our financing to purchasers of vacation ownership interests.

If for any reason our sources of liquidity, including our securitization programs, were to decrease such that we were required to reduce or suspend our financing for any significant number of purchases of our vacation ownership contracts, our sales of vacation ownership interests would likely decrease, which would adversely impact our revenues, cash flows and profitability.

An increase in interest rates would increase our financing costs and could adversely impact the demand for our vacation ownership interests.
Rising interest rates would increase the interest rates we pay in connection with our indebtedness, which would reduce our profitability and our cash flow available for other corporate purposes. While we may enter into interest rate hedging arrangements to reduce the impact of increased interest rates, the cost of such hedging arrangements can be significant. In addition, if the cost of consumer financing to our customers and prospective customers for our vacation ownership interests were to rise, the demand for these products may decline, which could adversely impact our revenues and profitability.

We are subject to risks related to litigation.
We are subject to a number of legal actions and the risk of future litigation as described in this report. We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed by or against us. Adverse results in litigation and other proceedings may harm our business.

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.
Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify substantially our business practices. If we are not in compliance with applicable laws and regulations including among others those governing franchising, timeshare, consumer financing and other lending, information security and data privacy, marketing and sales, unfair and deceptive trade practices, telemarketing including “do not call” legislation, data protection, licensing, labor, employment, health care, health and safety, accessibility, immigration, gaming, environmental including climate change, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control and the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, we may be subject to regulatory investigations or actions, fines, penalties, injunctions and potential criminal prosecution. In addition, increases in the cost and administrative burden of compliance with such laws and regulations would impact our business operations and would adversely impact our operating performance including our profitability.

We have substantial business operations outside the U.S. and we are subject to compliance with significant laws and regulations governing fraud, bribery and other anti-corruption laws.
Legislation such as the Foreign Corrupt Practices Act, The United Kingdom Bribery Act and other similar fraud, bribery and anti-corruption laws prohibit companies and their intermediaries from making improper payments to public and/or private officials for the purposes of obtaining or retaining business. We have policies and processes in place for the purpose of monitoring compliance with these laws. We provide training to our employees as part of our compliance programs in order to protect against noncompliance or violations of these laws. However, there can be no assurance that our policies, processes, and training will always protect us against any noncompliance with these laws and regulations. Should we violate or not comply with any of these fraud, bribery or other anti-corruption laws or regulations, either intentionally or unintentionally, or through the acts of intermediaries, we could incur significant civil and criminal penalties, which could have a material adverse effect on our business, brands, financial condition and results of operations.

We are subject to extensive federal, state and local environmental laws and regulations.
Our operations, as well as the operations of our hotel and other property owners, are subject to a significant array of environmental laws and regulations, including those relating to discharges into water, emissions to air, releases of hazardous and toxic substances and remediation of contaminated sites. Pursuant to such laws and regulations we could be liable for the cost of cleaning up or removing hazardous substances at or in connection with our currently or formerly owned or operated properties, often whether or not the owner or operator knew of or was responsible for the presence, discharge or transfer of such hazardous or toxic substances. The cost of investigation, remediation and other requirements for the clean-up, treatment or remediation of contaminated sites could be substantial. Further, contamination on or from any of our currently or formerly owned or operated properties could subject us to liability to third parties or governmental authorities for remediation costs and injuries to persons, property or natural resources. Although we do not typically arrange for the treatment or disposal of large quantities of hazardous or toxic substances, we could also be held liable for the clean-up of third-party disposal sites where we have arranged for the disposal of our wastes.

Our ability to successfully market our services and products may be adversely impacted by the continued changes to an increase in privacy laws and regulations.
Our operating model relies on a broad array of marketing programs to our customers and prospective customers, including telemarketing, emails, social media and other marketing techniques and programs. These marketing programs are subject to extensive laws and regulations in the U.S. and international markets regulating consumer marketing and solicitation as well as data protection. While we continue to monitor all such laws and regulations, the cost of compliance impacts our operating costs. In addition, these laws require us to regularly adjust our marketing programs and techniques, and compliance with all of these laws and regulations may impact and restrict the success of our marketing programs, which could lead to less frequent or less impactful marketing to our customers and our prospective customers.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information or a violation of our privacy and security policies with respect to such information could adversely affect us.

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against us and our subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The matter was transferred to the Federal District Court for the District of New Jersey. We dispute the allegations in the lawsuit and are defending this lawsuit vigorously. We do not believe that the data breach incidents were or expect that the outcome of the FTC litigation will be material to us.

In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our customers, stockholders and employees. Such information includes but is not limited to large volumes of customer credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals operating on a global basis. Our information technology infrastructure and information systems may also be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. While we maintain what we believe are reasonable security controls over proprietary information as well as the personal information of our customers, stockholders and employees any breach of or breakdown in our systems that results in the unauthorized release of proprietary or personal information could nevertheless occur and have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks. A failure on our part to comply with information security, privacy and other similar laws and regulations with respect to the protection and privacy of personal or proprietary information could subject us to significant fines and other regulatory sanctions.

The insurance that we carry may not at all times cover our potential liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and properties. We also self-insure for certain risks for up to certain limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount concerning a potential loss or liability, or at all, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business, which may be substantial, which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to adequately protect and maintain our intellectual property could adversely affect our business.
Our inability to adequately protect and maintain our trademarks, trade dress and other intellectual property rights could adversely affect our business. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, trade dress and other intellectual property that are fundamental to the brands that we use in all of our businesses. There can be no assurance that the steps we take to protect our intellectual property will be adequate. Any event that materially damages the reputation of one or more of our brands could have an adverse impact on the value of that brand and subsequent revenues from that brand. The value of any brand is influenced by a number of factors including consumer preference and perception and our failure to ensure compliance with brand standards.

Disasters, disruptions and other impairment of our information technologies and systems and service facilities could adversely affect our business.

Any disaster, disruption or other impairment in our technology capabilities and service facilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. The operation, maintenance and updating of these technologies, systems and facilities are dependent upon internal and third-party technologies, systems, services and support and subject to natural disasters and other disruptions for which there are no assurances of uninterrupted availability or adequate protection.

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
The market price of our common stock may fluctuate depending upon many factors some of which may be beyond our control including our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the failure of securities analysts to cover our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in Wyndham Worldwide may be diluted in the future.
Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we have and expect will be granted over time to our Directors and employees. In addition, our Board may issue shares of our common and preferred stock and debt securities convertible into shares of our common and preferred stock up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of Wyndham Worldwide which could impact the trading price of our common stock.
Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include that stockholders do not have the right to act by written consent, rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings, the right of our Board to issue preferred stock without stockholder approval and limitations on the right of stockholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding shares of common stock.

We cannot provide assurance that we will continue to pay dividends.
There can be no assurance that we will have sufficient surplus under Delaware law to be able to continue to pay dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board of Directors may also suspend the payment of dividends if the Board deems such action to be in the best interests of Wyndham Worldwide or our stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur and our stock may in fact depreciate in value.

We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant's contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006. These liabilities include those relating to certain of Cendant's terminated or divested businesses, the Travelport sale, certain Cendant-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party including Avis Budget would be required to pay an equal portion of the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs. In accordance with the terms of the separation agreement, Realogy posted a letter of credit in April 2007 for our and Cendant's benefit to cover its estimated share of the assumed liabilities discussed above although there can be no assurance that such letter of credit will be sufficient to cover Realogy's actual obligations if and when they arise.

We may be required to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.
Under generally accepted accounting principles we review our intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include a sustained decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations and stockholders' equity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2029. We also have a leased office in Virginia Beach, Virginia for our Employee Service Center, which lease expires in 2014.

Wyndham Hotel Group

The main corporate operations of our lodging business share office space in our corporate headquarters leased by Wyndham in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouses in Saint John, New Brunswick, Canada; Aberdeen, South Dakota; and Phoenix, Arizona pursuant to leases that expire in 2020, 2016 and 2017, respectively. In addition, our lodging business has eight leases for office space in various countries outside the U.S. with varying expiration dates ranging between 2014 and 2021. Our lodging business also has five leases for office space within the U.S. with varying expiration dates ranging between 2015 and 2018. All leases that are due to expire in 2014 are presently under review related to our ongoing requirements.

Wyndham Exchange & Rentals

Our vacation exchange and rentals business has its main corporate operations at a leased office in Parsippany, New Jersey, which lease expires in 2029. Our vacation exchange business also owns five properties located in the U.S., Ireland, United Kingdom, Mexico and Portugal. Our vacation exchange business also has one other leased office located within the U.S. pursuant to a lease that expires in 2019 and 21 additional leased spaces in various countries outside the U.S. pursuant to leases that expire generally between one and three years except for three leases that expire between 2017 and 2020. Our vacation rentals business' operations are managed in twenty-three owned locations (of which 14 are located in the U.S., five are located in Denmark, three are located in the United Kingdom and one is located in Italy), five main leased locations in the U.S., United Kingdom, Denmark and Netherlands and 136 smaller leased offices throughout Europe and the U.S. The vacation exchange and rentals business also occupies space in London, England pursuant to a lease that expires in 2021. All leases that are due to expire in 2014 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership

Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which begin to expire in 2025. Our vacation ownership business also owns a contact center facility in Redmond, Washington as well as leased space in Springfield, Missouri; Chicago, Illinois and Las Vegas, Nevada with various expiration dates. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2018 and in Northbrook, Illinois that expires in 2020. In addition, the vacation ownership business leases approximately 74 marketing and sales offices, of which approximately 66 are located throughout the U.S. with varying expiration dates, and eight offices located in Australia that expire between 2014 and 2015, with the exception of the main corporate operations in Bundall, Australia which expires in 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2014, the number of stockholders of record was 6,283. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2013 and 2012.

2013	High	Low
First Quarter	$64.48	$55.14
Second Quarter	65.26	54.85
Third Quarter	63.71	56.83
Fourth Quarter	73.69	59.36

2012	High	Low
First Quarter	$46.51	$36.87
Second Quarter	52.74	44.81
Third Quarter	54.32	48.45
Fourth Quarter	55.04	48.83

Dividend Policy

During 2013 and 2012, we paid a quarterly dividend of $0.29 and $0.23, respectively, per share of Common Stock issued and outstanding on the record date for the applicable dividend. During February 2014, our Board of Directors ("Board") authorized an increase of quarterly dividends to $0.35 per share beginning with the dividend expected to be declared during the first quarter 2014. Our dividend payout ratio is now approximately 32% of the midpoint of the range of our estimated 2014 net income after certain adjustments. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 1 – 31, 2013	895,600	$61.73	895,600	$727,139,822
November 1 – 30, 2013	410,000	68.55	410,000	699,034,523
December 1 – 31, 2013(*)	445,100	71.65	445,100	667,142,796
Total	1,750,700	$65.85	1,750,700	$667,142,796

(*)    Includes 24,100 shares purchased for which the trade date occurred during December 2013 while settlement occurred during January 2014.

On August 20, 2007, our Board authorized a stock repurchase program that enabled us to purchase our common stock. The Board has since increased the capacity of the program five times, most recently on July 23, 2013 by $750 million, bringing the total authorization under the program to $3.0 billion as of December 31, 2013.

During the period January 1, 2014 through February 13, 2014, we repurchased an additional 0.7 million shares at an average price of $71.02 for a cost of $50 million. We currently have $617 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Commission.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival plc, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation) for the period from December 31, 2008 to December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/08
12/09
12/10
12/11
12/12
12/13
Wyndham Worldwide Corporation
S&P 500
S&P Hotels, Resorts & Cruise Lines

Cumulative Total Return

	12/08	12/09	12/10	12/11	12/12	12/13
Wyndham Worldwide Corporation	100.00	313.94	475.61	611.98	877.12	1,237.18
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Hotels, Resorts & Cruise Lines	100.00	155.86	238.89	192.88	241.45	311.82

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data (in millions):
Net revenues	$5,009	$4,534	$4,254	$3,851	$3,750
Expenses:
Operating and other (a)	3,865	3,482	3,246	2,947	2,916
Asset impairments	8	8	57	4	15
Restructuring costs	10	7	6	9	47
Depreciation and amortization	216	185	178	173	178
Operating income	910	852	767	718	594
Other income, net	(6)	(8)	(11)	(7)	(6)
Interest expense	131	132	140	137	114
Early extinguishment of debt	111	108	12	30	—
Interest income	(9)	(8)	(24)	(5)	(7)
Income before income taxes	683	628	650	563	493
Provision for income taxes (b)	250	229	233	184	200
Net income	433	399	417	379	293
Net (income)/loss attributable to noncontrolling interest	(1)	1	—	—	—
Net income attributable to Wyndham shareholders	$432	$400	$417	$379	$293
Per Share Data
Basic
Net income	$3.25	$2.80	$2.57	$2.13	$1.64
Weighted average shares outstanding	133	143	162	178	179
Diluted
Net income	$3.21	$2.75	$2.51	$2.05	$1.61
Weighted average shares outstanding	135	145	166	185	182
Dividends
Cash dividends declared per share	$1.16	$0.92	$0.60	$0.48	$0.16
Balance Sheet Data (in millions):
Securitized assets (c)	$2,314	$2,543	$2,638	$2,865	$2,755
Total assets	9,741	9,463	9,023	9,416	9,352
Securitized debt (d)	1,910	1,960	1,862	1,650	1,507
Long-term debt	2,931	2,602	2,153	2,094	2,015
Total equity	1,625	1,931	2,232	2,917	2,688
Operating Statistics: (e) (f)
Lodging
Number of rooms (g)	645,400	627,400	613,100	612,700	597,700
RevPAR	$36.00	$34.80	$33.34	$31.14	$30.34
Vacation Exchange and Rentals
Average number of members (in 000s)	3,698	3,674	3,750	3,753	3,782
Exchange revenue per member	$181.02	$179.68	$179.59	$177.53	$176.73
Vacation rental transactions (in 000s)	1,483	1,392	1,347	1,163	964
Average net price per vacation rental	$532.11	$504.55	$530.78	$425.38	$477.38
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$1,889,000	$1,781,000	$1,595,000	$1,464,000	$1,315,000
Tours	789,000	724,000	685,000	634,000	617,000
Volume Per Guest (“VPG”)	$2,281	$2,324	$2,229	$2,183	$1,964

(a)	Includes operating, cost of VOIs, consumer financing interest, marketing and reservation and general and administrative expenses.

(b)	See Note 7 — Income Taxes for detailed reconciliations of our effective tax rates for 2013, 2012 and 2011.

(c)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 14 — Variable Interest Entities.

(d)	Represents debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us.

(e)	See “Operating Statistics” within Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of our operating statistics.

(f)	The results of operations of acquired businesses have been included from their acquisition dates forward (see acquisition list below).

(g)	The amount in 2009 also included approximately 3,000 rooms affiliated with the Wyndham Hotels and Resorts brand for which we received a fee for reservation and/or other services provided.

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

ACQUISITIONS (2009 – 2013)

Between January 1, 2009 and December 31, 2013, we completed a number of acquisitions. The results of operations and financial position of such acquisitions have been included beginning from the relevant acquisition dates. Below is a list of our primary acquisitions during that period (not intended to be a complete list):

•	Midtown 45, NYC Property (January 2013)

•	Oceana Resorts (December 2012)

•	Wyndham Grand Rio Mar Hotel (October 2012)

•	Shell Vacations Club (September 2012)

•	Smoky Mountain Property Management Group (August 2012)

•	James Villa Holdings Ltd. (November 2010)

•	ResortQuest International, LLC (September 2010)

•	Tryp hotel brand (June 2010)

•	Hoseasons Holdings Ltd. (March 2010)

See Note 4 to the Consolidated Financial Statements for a discussion of the acquisitions completed during 2013 and 2012.

IMPAIRMENT & RESTRUCTURING CHARGES

During 2013, we recorded $10 million of restructuring costs, of which $9 million is related to an organizational realignment initiative committed to at our lodging business, primarily focused on optimizing its marketing structure. In addition, we recorded $8 million of non-cash impairment charges at our lodging business primarily related to a partial write-down of our Hawthorn trademark due to lower than anticipated growth in the brand.

During 2012, we recorded an $8 million non-cash asset impairment charge at our vacation exchange and rentals business resulting from the decision to rebrand the ResortQuest and Steamboat Resorts trade names to the Wyndham Vacation Rentals brand. In addition, we recorded restructuring costs of $7 million related to organizational realignment initiatives commenced during 2012 at our vacation exchange and rentals and vacation ownership businesses.

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

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following three segments:

•
Lodging—primarily franchises hotels in the upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

•
Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests ("VOIs") and markets vacation rental properties primarily on behalf of independent owners.

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

We enter into agreements to franchise our lodging brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the end of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are primarily comprised of royalty, marketing and reservation fees. Royalty, marketing and reservation fees are typically a percentage of gross room revenues of each franchised hotel. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing franchise fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Lodging revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

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

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such stay. These loyalty fees are intended to reimburse us for expenses associated with administering and marketing the program. These fees are recognized as revenue upon becoming due from the franchisee. Since we are committed to expend the fees we collect from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program.

Other service fees we derive from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services. The majority of these fees are intended to reimburse us for direct expenses associated with providing these services.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 25 years. Our management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Such reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The reimbursable costs, which principally relate to payroll costs for operational employees at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin. As a result, these reimbursable costs have no effect on our operating income. Management fee revenues and reimbursable revenues were $8 million and $129 million, respectively, during 2013, $7 million and $91 million, respectively, during 2012 and $7 million and $79 million, respectively, during 2011.

We currently own two hotels which are located in key business and leisure markets. Revenues earned from our owned hotels are comprised of (i) gross room nights, (ii) food and beverage services and (iii) on-site spas, casinos, golf and shop revenues. We are responsible for all the operations of the hotels and recognize all revenues and expenses of these hotels.

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

Vacation Exchange and Rentals

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals of VOIs to trade their intervals for intervals at other properties affiliated with our vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

Our vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Revenues from annual membership dues represent the annual fees from members who participate in our vacation exchange business and, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with our vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member.

Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees. For the less than 10% of properties which we own, manage or operate under long-term capital or operating leases, we receive 100% of the revenues. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the services provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made are recorded, net of expected cancellations.

Cancellations for 2013, 2012 and 2011 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties which we own, manage or operate and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Within our Vacation Exchange and Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated within our vacation exchange business and, for certain members, for other leisure-related services and products, (ii) exchange revenue per member, which represents total revenue from fees associated with memberships, exchange transactions, member-related rentals and other services for the year divided by the average number of vacation exchange members during the year, (iii) vacation rental transactions, which represents the number of standard one-week rental transactions that are generated in connection with customers booking their vacation rental stays through us and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions.

Vacation Ownership
Our vacation ownership business develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. It derives the majority of its revenues from sales of VOIs and derives other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or developer-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting as prescribed in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

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

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $567 million, $460 million and $424 million, during 2013, 2012, and 2011, respectively. Management fee revenues were $290 million, $225 million and $198 million during 2013, 2012 and 2011, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $277 million, $235 million and $226 million, respectively, during 2013, 2012 and 2011. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2013, 2012 and 2011, one of the associations that we manage paid Wyndham Exchange & Rentals $19 million for exchange services.

Within our Vacation Ownership segment, we measure operating performance using the following key metrics: (i) gross VOI sales (including tele-sales upgrades, which are a component of upgrade sales) before deferred sales and loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs and (iii) volume per guest, or VPG, which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) by the number of tours.

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

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenues and “EBITDA,” which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing interest) and income taxes, each of which is presented on the Consolidated Statements of Income. We believe that EBITDA is a useful measure of performance for our industry segments and, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2013 and 2012. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2013	2012	% Change
Lodging
Number of rooms (a)	645,400	627,400	2.9
RevPAR (b)	$36.00	$34.80	3.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,698	3,674	0.7
Exchange revenue per member (d)	$181.02	$179.68	0.7
Vacation rental transactions (in 000s) (e) (f)	1,483	1,392	6.5
Average net price per vacation rental (f) (g)	$532.11	$504.55	5.5
Vacation Ownership (f)
Gross VOI sales (in 000s) (h) (i)	$1,889,000	$1,781,000	6.1
Tours (j)	789,000	724,000	9.0
VPG (k)	$2,281	$2,324	(1.9)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(f)	Includes the impact from acquisitions from the acquisition dates forward, therefore, the operating statistics for 2013 are not presented on a comparable basis to the 2012 operating statistics.

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental was up 4.2%.

(h)
Represents total sales of VOIs, including sales under WAAM Fee-for-Service, before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2013	2012
Gross VOI sales (1)	$1,889	$1,781
Less: WAAM Fee-for-Service sales (2)	(160)	(49)
Gross VOI sales, net of WAAM Fee-for-Service sales	1,729	1,732
Less: Loan loss provision	(349)	(409)
Less: Impact of POC accounting	(1)	—
Vacation ownership interest sales	$1,379	$1,323

(1)
For the year ended December 31, 2013 and 2012, included $14 million and $99 million, respectively of Gross VOI sales under our WAAM Just-in-Time inventory acquisition model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. We implemented this model during the second quarter of 2012.

(2)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $107 million and $33 million during 2013 and 2012, respectively.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $89 million and $97 million during 2013 and 2012, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Our consolidated results are as follows:

	Year Ended December 31,
	2013	2012	Favorable/(Unfavorable)
Net revenues	$5,009	$4,534	$475
Expenses	4,099	3,682	(417)
Operating income	910	852	58
Other income, net	(6)	(8)	(2)
Interest expense	131	132	1
Early extinguishment of debt	111	108	(3)
Interest income	(9)	(8)	1
Income before income taxes	683	628	55
Provision for income taxes	250	229	(21)
Net income	433	399	34
Net (income)/loss attributable to noncontrolling interest	(1)	1	(2)
Net income attributable to Wyndham shareholders	$432	$400	$32

Net revenues increased $475 million (10.5%) during 2013 compared with 2012 primarily resulting from:

•	$196 million of incremental revenues from acquisitions across all our businesses;

•	$138 million of higher revenues at our vacation ownership business primarily resulting from higher WAAM Fee-for-Service commissions and property management fees;

•
an $84 million increase at our lodging business (excluding intersegment revenues) primarily from higher reimbursable revenues in our hotel management business and higher royalty and marketing and reservation (inclusive of Wyndham Rewards) revenues; and

•	$56 million of higher revenues at our exchange and rentals business primarily from stronger revenue on rental transactions and new product offerings.

Expenses increased $417 million (11.3%) during 2013 compared with the same period last year principally reflecting:

•	$208 million of higher expenses from operations primarily related to the revenue increases (excluding acquisitions);

•	$170 million of incremental expenses from acquisitions; and

•	a $31 million increase in depreciation and amortization resulting from the impact of acquisitions and property and equipment additions made during 2012.

Early extinguishment of debt increased $3 million due to $111 million of expenses incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes during 2013, partially offset by $108 million of expenses incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes during 2012.

As a result of these items, net income attributable to Wyndham shareholders increased $32 million (8.0%) as compared with 2012.

Following is a discussion of the 2013 results of each of our segments and Corporate and Other compared to 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$1,027	$890	15.4	$279	(b)	$272	(f)	2.6
Vacation Exchange and Rentals	1,526	1,422	7.3	356		328	(g)	8.5
Vacation Ownership	2,515	2,269	10.8	619	(c)	549	(h)	12.8
Total Reportable Segments	5,068	4,581	10.6	1,254		1,149		9.1
Corporate and Other (a)	(59)	(47)	*	(122)	(d)	(104)	(d)	*
Total Company	$5,009	$4,534	10.5	$1,132		$1,045		8.3

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2013		2012
EBITDA				$1,132		$1,045
Depreciation and amortization				216		185
Interest expense				131		132
Early extinguishment of debt				111	(e)	108	(i)
Interest income				(9)		(8)
Income before income taxes				683		628
Provision for income taxes				250		229
Net income				433		399
Net (income)/loss attributable to noncontrolling interest				(1)		1
Net income attributable to Wyndham shareholders				$432		$400

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $9 million of restructuring costs incurred as a result of an organizational realignment initiative commenced during 2013 and (ii) $8 million of non-cash impairment charges primarily related to a partial write-down of the Hawthorn trademark.

(c)
Includes $2 million of costs incurred in connection with the acquisition of the Midtown 45 property in New York City ("Midtown 45") through the consolidation of a special purpose entity ("SPE"), which is being converted to WAAM Just-in-Time inventory (January 2013).

(d)
Includes (i) $123 million and $109 million of corporate costs during 2013 and 2012, respectively and (ii) $1 million of a net expense and $5 million of a net benefit during 2013 and 2012, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

(e)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

(f)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(g)
Includes (i) a non-cash impairment charge of $8 million for the write-down of the ResortQuest and Steamboat Resorts trade names, (ii) $5 million of restructuring costs incurred as a result of organizational realignment initiatives commenced during 2012, (iii) a $2 million benefit related to the reversal of an allowance associated with a previously divested asset and (iv) $1 million of acquisition costs incurred in connection with several vacation rental businesses (December 2012).

(h)	Includes (i) $2 million of restructuring costs and (ii) $1 million of acquisition costs incurred in connection with our acquisition of Shell (September 2012).

(i)	Represents costs incurred for the early repurchase of a portion of our 9.875% and 6.00% senior unsecured notes.

Lodging

Net revenues increased $137 million (15.4%) and EBITDA increased $7 million (2.6%) during 2013 compared with 2012. EBITDA was unfavorably impacted by a $9 million restructuring charge and $8 million of non-cash impairment charges during the fourth quarter of 2013. EBITDA also reflects the absence of a $1 million benefit from the recovery of a previously recorded impairment charge during 2012.

Net revenues reflected a $28 million increase in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to a 3.4% increase in RevPAR resulting from stronger occupancy and average daily rates, as well as a 2.9% increase in system size. In addition, net revenues and EBITDA were also favorably impacted by $4 million of higher intersegment licensing fees charged primarily to our vacation ownership business for the use of the Wyndham trade name. Ancillary revenues contributed an additional $17 million and $6 million of net revenues and EBITDA, respectively, principally from growth in our co-branded credit card program and higher property management systems sales.

Net revenues and EBITDA increased $44 million and $6 million, respectively, from our owned hotels. Excluding $40 million and $3 million of incremental revenues and EBITDA, respectively, related to our acquisition of the Wyndham Grand Rio Mar hotel during the fourth quarter of 2012, revenues and EBITDA increased $4 million and $3 million, respectively, due to improved operating performance.

The increase in net revenues also reflects $44 million of higher reimbursable revenues (inclusive of $6 million of intersegment revenues) in our hotel management business which had no impact on EBITDA. Such increase was primarily the result of new management agreements executed during the current year and the latter half of 2012.

EBITDA was also impacted by $22 million of higher marketing, reservation and Wyndham Rewards expenses primarily due to higher expenses associated with the marketing revenue increases resulting from the growth of the business. We are committed to spend such marketing and reservation revenues on behalf of our franchisees.

As of December 31, 2013, we had approximately 7,490 properties and 645,400 rooms in our system. Additionally, our hotel development pipeline included over 970 hotels and approximately 114,000 rooms, of which 58% were international and 68% were new construction as of December 31, 2013.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $104 million (7.3%) and $28 million (8.5%), respectively, during 2013 compared with 2012. Foreign currency translation favorably impacted net revenues by $4 million and unfavorably impacted EBITDA by $2 million. EBITDA also reflects the absence of an $8 million fourth quarter 2012 non-cash impairment charge resulting from Wyndham Vacation Rentals’ rebranding initiative and $5 million of fourth quarter 2012 restructuring costs, partially offset by a $4 million settlement of a business disruption claim received during the second quarter of 2012 related to the Gulf of Mexico oil spill in 2010.

Our acquisitions of vacation rentals businesses contributed $48 million of incremental net revenues (inclusive of $10 million of ancillary revenues) and $10 million of incremental EBITDA during 2013.

Net revenues generated from rental transactions and related services increased $87 million. Excluding the impact of $38 million of incremental vacation rental revenues from acquisitions and a favorable foreign currency translation impact of $10 million, net revenues generated from rental transactions and related services increased $39 million. This was primarily due to a 6.1% increase in average net price per vacation rental driven by the impact of yield management strategies especially in our James Villa Holidays and Landal GreenParks businesses.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $9 million. Excluding an unfavorable foreign currency translation impact of $6 million, exchange and related service revenues increased $15 million due to the impact of (i) a 1.6% increase in exchange revenue per member primarily resulting from an increase in revenues derived from new products, growth in member rentals, as well as incremental revenues from new affiliate club servicing programs and (ii) a 0.7% increase in the average number of members principally resulting from an increase in the member base in Latin America and North America due to the benefits of member retention efforts and new affiliations.

In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	$36 million of higher product and service-related costs resulting from the revenue increases in our vacation rentals businesses;

•	the absence of a $4 million favorable adjustment for value-added taxes recorded during the first quarter of 2012;

•	a $4 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2013; and

•	the absence of a $2 million benefit recorded during the first quarter of 2012 related to the reversal of an allowance associated with a previously divested asset.

Such decreases to EBITDA were partially offset by the favorable impact of $7 million from foreign exchange transactions and foreign exchange contracts.
Vacation Ownership

Net revenues and EBITDA increased $246 million (10.8%) and $70 million (12.8%), respectively, during 2013 compared with 2012. The acquisition of Shell completed during the third quarter of 2012 contributed an incremental $108 million and $13 million of net revenues and EBITDA, respectively.

Gross VOI sales increased $108 million (6.1%) compared to the prior year principally due to a 9.0% increase in tour flow partially offset by a 1.9% decrease in VPG. The change in VPG was primarily attributable to the unfavorable impact of the expiration of an upgrade marketing program during the fourth quarter of 2012 and the mix impact of lower VPG from Shell sales. The increase in tour flow reflected our continued focus on marketing programs directed towards new owner generation as well as the impact of the Shell acquisition.

Net VOI revenue increased $56 million compared to the same period last year resulting primarily from a $60 million decrease in our provision for loan losses due to a lower provision rate resulting from favorable default trends from lower cease and desist activity.

Commission revenues and EBITDA generated by WAAM Fee-for-Service increased by $74 million and $18 million, respectively, compared to the prior year, resulting from $111 million of higher VOI sales under WAAM Fee-for-Service.

Property management revenues and EBITDA increased $107 million and $12 million, respectively. The revenue and EBITDA increases were primarily the result of $70 million and $13 million of incremental revenues and EBITDA, respectively, from the Shell acquisition. In addition, revenues were favorably impacted by higher reimbursable revenues resulting from increased operating expenses at our resorts which had no impact on EBITDA.

Consumer financing revenues and EBITDA increased $5 million and $18 million, respectively. Excluding $9 million of incremental revenues and EBITDA contributed from the Shell acquisition, revenues decreased $4 million and EBITDA increased $9 million. The revenue decrease was principally due to a lower average portfolio balance of contract receivables partially offset by a higher weighted average interest rate earned on such receivables. The increase in EBITDA reflected lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 4.2% from 4.8% and lower average borrowings on our securitized debt facilities. As a result, our net interest income margin increased to 82% compared to 79% during 2012.

In addition to the items discussed above, EBITDA reflects an increase in expenses primarily resulting from (i) $29 million of higher sales and marketing expenses due to increased tours for new owner generation and (ii) $14 million of increased general and administrative expenses primarily from higher information technology costs.

Such increases in expenses were partially offset by a $7 million reduction in the cost of VOI sales resulting from lower VOI product costs.

Corporate and Other

Corporate and Other revenues decreased $12 million during 2013 compared with 2012 primarily due to the elimination of intersegment revenues charged primarily between our vacation ownership and lodging businesses.

Corporate expenses (excluding intercompany expense eliminations) increased $18 million during 2013 compared with 2012. Corporate expenses reflected a $1 million net expense during 2013 and the absence of a $5 million net benefit during 2012 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation. Excluding the impact of these items, corporate expenses increased $12 million primarily due to continued investments in information technology and information systems security enhancements, as well as higher employee related costs.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2012 and 2011. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2012	2011	% Change
Lodging
Number of rooms (a)	627,400	613,100	2.3
RevPAR (b)	$34.80	$33.34	4.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,674	3,750	(2.0)
Exchange revenue per member (d)	$179.68	$179.59	0.1
Vacation rental transactions (in 000s) (e) (f)	1,392	1,347	3.3
Average net price per vacation rental (f) (g)	$504.55	$530.78	(4.9)
Vacation Ownership (f)
Gross VOI sales (in 000s) (h) (i)	$1,781,000	$1,595,000	11.7
Tours (j)	724,000	685,000	5.7
VPG (k)	$2,324	$2,229	4.3

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(f)	Includes the impact from acquisitions from the acquisition dates forward, therefore, the operating statistics for 2012 are not presented on a comparable basis to the 2011 operating statistics.

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions. Excluding the impact of foreign exchange movements, the average net price per vacation rental was up 0.1%.

(h)
Represents total sales of VOIs, including sales under the WAAM Fee-for-Service, before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2012	2011
Gross VOI sales (1)	$1,781	$1,595
Less: WAAM Fee-for-Service sales (2)	(49)	(106)
Gross VOI sales, net of WAAM Fee-for-Service sales	1,732	1,489
Less: Loan loss provision	(409)	(339)
Vacation ownership interest sales	$1,323	$1,150

(1)
For the year ended December 31, 2012, includes $99 million of Gross VOI sales under our WAAM Just-in-Time inventory acquisition model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. We implemented this model during the second quarter of 2012.

(2)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $33 million and $65 million during 2012 and 2011, respectively.

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

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Our consolidated results comprised the following:

	Year Ended December 31,
	2012	2011	Favorable/(Unfavorable)
Net revenues	$4,534	$4,254	$280
Expenses	3,682	3,487	(195)
Operating income	852	767	85
Other income, net	(8)	(11)	(3)
Interest expense	132	140	8
Early extinguishment of debt	108	12	(96)
Interest income	(8)	(24)	(16)
Income before income taxes	628	650	(22)
Provision for income taxes	229	233	4
Net income	399	417	(18)
Net loss attributable to noncontrolling interest	1	—	1
Net income attributable to Wyndham shareholders	$400	$417	$(17)

Net revenues increased $280 million (6.6%) during 2012 compared to the same period as last year primarily resulting from:

•	a $155 million increase at our vacation ownership business primarily from higher net VOI sales;

•
a $112 million increase (excluding intersegment revenues) at our lodging business primarily from (i) higher royalty and marketing and reservation (inclusive of Wyndham Rewards) revenues resulting from stronger RevPAR, (ii) the impact of a change in the classification of fees to revenues from expenses and (iii) incremental hotel revenues associated with the Bonnet Creek hotel, which opened in the fourth quarter of 2011, and the Rio Mar hotel, which we assumed ownership control of in the fourth quarter of 2012; and

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
•an $8 million non-cash asset impairment charge at our vacation exchange and rentals business.

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

Our effective tax rate increased from 35.8% in 2011 to 36.5% in 2012 primarily due to higher state taxes offset by lower taxes on foreign income.

As a result of these items, net income attributable to Wyndham shareholders decreased $17 million (4.1%) as compared to 2011.

Following is a discussion of the 2012 results of each of our segments and Corporate and Other compared to 2011:

	Net Revenues			EBITDA
	2012	2011	% Change	2012		2011		% Change
Lodging	$890	$749	18.8	$272	(b)	$157	(g)	73.2
Vacation Exchange and Rentals	1,422	1,444	(1.5)	328	(c)	368	(h)	(10.9)
Vacation Ownership	2,269	2,077	9.2	549	(d)	515	(i)	6.6
Total Reportable Segments	4,581	4,270	7.3	1,149		1,040		10.5
Corporate and Other (a)	(47)	(16)	*	(104)	(e)	(84)	(e)	*
Total Company	$4,534	$4,254	6.6	$1,045		$956		9.3

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2012		2011
EBITDA				$1,045		$956
Depreciation and amortization				185		178
Interest expense				132		140	(j)
Early extinguishment of debt				108	(f)	12	(k)
Interest income				(8)		(24)	(l)
Income before income taxes				628		650
Provision for income taxes				229		233
Net income				399		417
Net loss attributable to noncontrolling interest				1		—
Net income attributable to Wyndham shareholders				$400		$417

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $1 million benefit from the recovery of a previously recorded impairment charge.

(c)
Includes (i) a non-cash impairment charge of $8 million for the write-down of the ResortQuest and Steamboat Resorts trade names, (ii) $5 million of restructuring costs incurred as a result of organizational realignment initiatives commenced during 2012, (iii) a $2 million benefit related to the reversal of an allowance associated with a previously divested asset and (iv) $1 million of acquisition costs incurred in connection with several vacation rentals businesses (December 2012).

(d)	Includes (i) $2 million of restructuring costs and (ii) $1 million of acquisition costs incurred in connection with our acquisition of Shell (September 2012).

(e)
Includes (i) $109 million and $100 million of corporate costs during 2012 and 2011, respectively and (ii) $5 million and $16 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation during 2012 and 2011, respectively.

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

Gross sales of VOIs, net of WAAM Fee-for-Service sales, increased $244 million (16.4%) of which $99 million is related to WAAM Just-in-Time sales and $14 million is due to the Shell acquisition. WAAM Just-in-Time, which was implemented during the second quarter of 2012, enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. The increase in gross VOI sales is principally due to a 5.8% increase in tour flow and a 4.3% increase in VPG. The increase in tour flow reflects our focus on marketing programs directed towards new owner generation, while the change in VPG is attributable to higher pricing due to better yield management and improved close rates resulting from our VIP incentive marketing program and credit pre-screening program. Our provision for loan losses increased $70 million primarily as a result of the increase in gross VOI sales and higher default rate trends as compared to our historical trends. In addition, net revenues were favorably impacted by an $8 million increase in ancillary revenues resulting from higher fees generated by non-core operations. Net revenues and EBITDA generated by WAAM Fee-for-Service sales decreased by $32 million and $8 million, respectively, due to a shift in sales mix to WAAM Just-in-Time sales.

Property management revenues and EBITDA increased $36 million and $7 million, respectively. The revenue increase is primarily the result of (i) $20 million of incremental revenues from the Shell acquisition, (ii) higher reimbursable revenues resulting from increased operating expenses and (iii) higher management fees. Such increase in reimbursable revenues had no impact on EBITDA. The increase in EBITDA is primarily due to the Shell acquisition.

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

RESTRUCTURING PLANS
2013 Restructuring Plan
During 2013, we committed to an organizational realignment initiative at our lodging business, primarily focused on optimizing its marketing structure. In connection with this initiative, we have recorded $8 million of personnel-related costs and $1 million of costs related to contract terminations, of which $2 million has been paid in cash and $1 million has been settled non-cash. As of December 31, 2013, we had a liability of $6 million, all of which is expected to be paid in cash by the end of 2014. We anticipate annual net savings from such initiatives to be insignificant as such cost reductions will be redeployed to support other marketing initiatives.

2012 Restructuring Plans
During 2012, we committed to an organizational realignment initiative at our vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure partially due to a shift by members to transact online resulting from the enhancements we have made to RCI.com. Also during 2012, we implemented an organizational realignment initiative at our vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. During 2013, we recorded $2 million of additional facility-related expenses and increased our liability with $1 million of a non-cash adjustment associated with a facility closure. We also reduced our liability with $5 million of cash payments and reversed $1 million of previously recorded personnel costs. As of December 31, 2013, we had a remaining liability of $3 million, which is expected to be paid in cash by January 2017. During 2012, we incurred costs of $7 million and reduced our liability with cash payments of $1 million. We estimate annual net savings from such initiatives to be $13 million.

2010 Restructuring Plan
During 2010, we committed to a strategic realignment initiative at our vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During 2013, we reduced our liability with $1 million of cash payments. The remaining liability of $2 million as of December 31, 2013, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. During 2011, we incurred additional costs of $7 million and reduced our liability with cash payments of $9 million. During 2012, we further reduced our liability with $4 million of cash payments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2013	December 31, 2012	Change
Total assets	$9,741	$9,463	$278
Total liabilities	8,116	7,532	584
Total equity	1,625	1,931	(306)

Total assets increased $278 million from December 31, 2012 to December 31, 2013 primarily due to:

•
a $263 million increase in property and equipment primarily related to (i) the acquisition of the Midtown 45 property by a consolidated SPE which is being converted to vacation ownership inventory, (ii) property and equipment additions principally for information technology projects, renovations of owned bungalows at Landal GreenParks and leasehold improvements on a new Corporate facility and (iii) the reclassification of our Corporate headquarters to a capital lease from an operating lease resulting from the extension of the term of such lease, partially offset by current year depreciation of property and equipment;

•
a $98 million increase in other non-current assets primarily due to the issuance of development advance notes and performance guarantees resulting from new franchise and management agreements executed at our lodging business; and

•
a $76 million increase in other current assets primarily due to a note received in connection with the sale of unfinished vacation ownership inventory that is subject to conditional repurchase from the third-party developer and increased deferred costs and escrow deposits at our vacation rentals businesses principally related to bookings received on vacation rental transactions.

Such increases were partially offset by a $136 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions exceeding loan originations and a $54 million decrease in inventory primarily due to VOI sales and our focus on managing inventory spend.

Total liabilities increased $584 million from December 31, 2012 to December 31, 2013 primarily due to:

•
a $329 million net increase in long-term debt primarily reflecting (i) the issuance of $850 million of senior unsecured notes, (ii) $124 million of borrowings incurred by the consolidated vacation ownership SPE for the acquisition of the Midtown 45 property and (iii) an $85 million capital lease obligation for our corporate headquarters, partially offset by the early repurchase of $531 million of senior unsecured notes and a $125 million decrease in borrowings under our commercial paper borrowings and revolving credit facility and net payments of other debt of $60 million;

•
a $121 million increase in other non-current liabilities primarily due to a $82 million obligation resulting from the sale of vacation ownership inventory comprised of land and partially completed improvements that is subject to conditional repurchase from the third-party developer and (ii) $32 million of performance guarantees associated with management agreements executed at our lodging business;

•
a $53 million increase in deferred income primarily resulting from the growth of arrival-based bookings within our vacation rentals businesses and ancillary marketing activities within our vacation ownership business;

•	a $53 million increase in accounts payable primarily resulting from homeowner liabilities related to future arrivals within our vacation rentals businesses; and

•
a $48 million increase in other accrued expenses and other current liabilities primarily related to an obligation related to the sale of unfinished inventory to a third-party developer at our vacation ownership business.

Such increases were partially offset by a $50 million reduction in our securitized debt borrowings.

Total equity decreased $306 million from December 31, 2012 to December 31, 2013 primarily due to:

•	$590 million of stock repurchases;

•	$158 million of dividends; and

•	$33 million of foreign currency translation adjustments.

Such decreases were partially offset by $432 million of net income attributable to Wyndham shareholders.

LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility and commercial paper programs as well as issuance of long-term unsecured debt. In addition, certain funding requirements of our vacation ownership business are met through the utilization of our bank conduit facility and the issuance of securitized debt to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facility, commercial paper programs and continued access to the securitization and debt markets provide us with sufficient liquidity to meet our ongoing needs.
Our five-year revolving credit facility, which expires on July 15, 2018, has a total capacity of $1.5 billion and available capacity of $1.3 billion, net of letters of credit and commercial paper borrowings as of December 31, 2013. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.
We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. As of December 31, 2013, we had $210 million of outstanding commercial paper borrowings and $1.0 billion of the total available remaining capacity.
Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $388 million as of December 31, 2013. During August 2013, we renewed this facility for a two-year term that expires in August 2015.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW
During 2013 and 2012, the net change in cash and cash equivalents was ($1) million and $53 million, respectively. The following table summarizes such changes:

	Year Ended December 31,
	2013	2012	Change
Cash provided by/(used in)
Operating activities	$1,008	$1,004	$4
Investing activities	(401)	(519)	118
Financing activities	(605)	(431)	(174)
Effects of changes in exchange rates on cash and cash equivalents	(3)	(1)	(2)
Net change in cash and cash equivalents	$(1)	$53	$(54)

Operating Activities
During 2013, net cash provided by operating activities increased $4 million compared to 2012. Net income growth contributed $34 million to cash provided by operating activities.
Cash provided by operating activities also reflected $36 million of higher cash utilized for working capital (net change in assets and liabilities) primarily due to higher inventory spend offset by a decrease in vacation ownership contract receivables resulting from higher collections and lower originations of vacation ownership contract receivables.

Investing Activities
During 2013, net cash used in investing activities decreased by $118 million as compared to 2012, which principally reflected $134 million of lower payments for acquisitions and the absence of a $41 million investment made in the Rio Mar joint venture during 2012, partially offset by a $51 million increase in development advance payments resulting primarily from new franchise and management agreements executed during the current year at our lodging business.

Financing Activities
During 2013, net cash used in financing activities increased by $174 million compared to 2012, which principally reflected $150 million of lower net borrowings of securitized vacation ownership debt and $138 million of lower net borrowings of non-securitized debt, partially offset by $96 million of cash received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase.

Capital Deployment

We focus on optimizing cash flow and seeking to deploy capital for the highest possible returns. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to derive a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis as well as grow the business through merger and acquisition activities. In addition, we will return cash to shareholders through the repurchase of common stock and payment of dividends.

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $750 million during 2014. During 2014, we anticipate net cash provided by operating activities of approximately $1.0 billion and net cash used on capital expenditures of $235 million to $245 million. Net cash provided by operating activities less capital expenditures amounted to $770 million during 2013, which was comprised of net cash provided by operating activities of approximately $1.0 billion less capital expenditures of $238 million. The decrease in the 2014 expected net cash provided by operating activities less capital expenditures of approximately $20 million is related to the higher anticipated spending on cash taxes offset by better operating performance and working capital utilization during 2014. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During 2013, we spent $129 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2014, we anticipate spending approximately $165 million to $175 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the 5 year period from 2013 through 2017 is expected to be approximately $200 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next 4 to 5 years.

We spent $238 million on capital expenditures during 2013, primarily on information technology enhancement projects, leasehold improvements for a new Corporate facility and renovations of owned bungalows at our Landal GreenParks business.

In addition, during 2013, we utilized $65 million of our net cash provided by operating activities less capital expenditures on development advances primarily at our lodging business related to new franchise and management agreements entered into with multi-unit owners. In an effort to support growth in our lodging business, we will continue to provide development advances which may include additional agreements with multi-unit owners. We will also continue to provide other forms of financial support.

An SPE, that we consolidated into our financial statements, purchased the Midtown 45 property, which is currently being converted to vacation ownership inventory, for $115 million. Such purchase was reported within net assets acquired, net of cash acquired on our Consolidated Statement of Cash Flows. For further information regarding acquisitions, see Note 4 - Acquisitions.

In connection with our focus on optimizing cash flow, we are expanding our approach to our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as WAAM Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we may purchase the finished inventory at a future date as needed or as obligated under the agreement.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our revolving credit facility and commercial paper programs.

Share Repurchase Program
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since authorized five increases to the repurchase program, most recently on July 23, 2013 for $750 million, bringing the total authorization under our current program to $3.0 billion. From August 20, 2007 through December 31, 2012, we repurchased 53 million shares at an average price of $34.33 for a cost of $1.8 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises. During 2013, we repurchased 9.7 million shares at an average price of $60.93 for a cost of $590 million. As of December 31, 2013, we repurchased a total of 62.7 million shares at an average price of $38.44 for a cost of $2.4 billion under the current authorization and had $667 million remaining availability under our program.
During the period January 1, 2014 through February 13, 2014, we repurchased an additional 0.7 million shares at an average price of $71.02 for a cost of $50 million. We currently have $617 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

LONG-TERM DEBT COVENANTS
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2013, our consolidated interest coverage ratio was 8.5 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2013, our consolidated leverage ratio was 2.7 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.
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
As of December 31, 2013, we were in compliance with all of the financial covenants described above.
Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2013, all of our securitized loan pools were in compliance with applicable contractual triggers.

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
We believe that our bank conduit facility, with a term through August 2015 and a total capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.
As of December 31, 2013, we had $388 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of December 31, 2013, we had $210 million of outstanding borrowings and the total available capacity was $1.0 billion under these programs.
We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which $328 million was outstanding as of December 31, 2013. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.
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

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters, because of increased leisure travel during the spring and summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of December 31, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $18 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods beginning on January 1st of each of the years set forth below:

	2014	2015	2016	2017	2018	Thereafter	Total
Securitized debt (a)	$184	$219	$381	$189	$186	$751	$1,910
Long-term debt (b)	49	47	364	330	649	1,492	2,931
Interest on debt (c)	167	160	150	123	106	262	968
Operating leases	90	70	53	48	44	230	535
Other purchase commitments	121	97	61	29	13	24	345
Inventory sold subject to conditional repurchase (d)	47	37	40	42	46	153	365
Separation liabilities (e)	25	14	—	—	—	—	39
Total (f) (g)	$683	$644	$1,049	$761	$1,044	$2,912	$7,093

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes a $124 million purchase commitment for WAAM Just-in-Time inventory from an SPE, which is consolidated in our financial statements, of which $107 million is included in long-term debt.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)	Represents obligations to repurchase completed vacation ownership property from a third-party developer (See Note 17 –Commitments and Contingencies for further details).

(e)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 23 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(f)
Excludes (i) $36 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities and (ii) a $15 million net pension liability as it is not reasonably estimable to determine the periods in which such liability would be settled.

(g)
Excludes other guarantees and indemnifications at our vacation ownership and lodging businesses as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Other Commercial Commitments and Off-Balance Sheet Arrangements below).

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

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2013 aggregated $345 million. Approximately $200 million of the commitments relate to the development of vacation ownership properties and information technology.
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

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that we could be required to make under these guarantees was approximately $342 million as of December 31, 2013. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2013, 2012 and 2011, we made payments related to these guarantees of $18 million, $18 million and $17 million, respectively. As of December 31, 2013 and 2012, we maintained a liability in connection with these guarantees of $30 million and $22 million, respectively, on our Consolidated Balance Sheets.
As part of WAAM Fee-for-Service, we may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $48 million as of December 31, 2013. As of both December 31, 2013 and 2012, we had no recognized liabilities in connection with these guarantees.
From time to time, we may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, we would be required to compensate the hotel owner for any shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, we may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. As of December 31, 2013, the maximum potential amount of future payments to be made under these guarantees was $136 million with an annual cap of $39 million. As of December 31, 2013, we maintained a liability in connection with these guarantees of $45 million, on our Consolidated Balance Sheet (see Note 17 - Commitments and Contingencies).
Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2013.
Letters of Credit. As of December 31, 2013, we had $55 million of irrevocable standby letters of credit outstanding, of which $9 million were under our revolving credit facility. As of December 31, 2012, we had $23 million of irrevocable standby letters of credit outstanding, of which $11 million were under our revolving credit facility. Such letters of credit issued during 2013 and 2012 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at our vacation ownership business.
Surety Bonds. As of December 31, 2013, we had assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which $328 million was outstanding (See Note 17- Commitments and Contingencies).

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
Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units' carrying values as required by the guidance for goodwill and other intangible assets. For goodwill impairment testing, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test per the accounting guidance is unnecessary. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry specific considerations. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings. Based on the results of our qualitative assessment performed during the fourth quarter of 2013, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our lodging, vacation exchange and rentals and vacation ownership reporting units.
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
Accounting for Restructuring Activities. Restructuring actions require us to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations and (iii) contract terminations. The amount that we have accrued as of December 31, 2013 represents our best estimate of the obligations that we incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.
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

Adoption of Accounting Pronouncements
During 2011, we adopted the guidance related to the accounting for multiple-deliverable revenue arrangements. Additionally, we early adopted the guidance related to the presentation of comprehensive income. During 2012, we adopted guidance related to the testing of goodwill for impairment, testing of indefinite-lived intangible assets for impairment and fair value measurement. During 2013, we adopted guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

•
Our primary interest rate exposure as of December 31, 2013 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•
We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $4.8 billion of debt outstanding as of December 31, 2013. Of that total, $983 million was variable rate debt ($486 million has been synthetically converted to variable rate debt via an interest rate swap). A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2013. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2013, the absolute notional amount of our outstanding foreign exchange hedging instruments was $301 million. A hypothetical 10% change in the foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument as of December 31, 2013. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.
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
We used December 31, 2013 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page [F-2].

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors.
Information required by this item is included in the Proxy Statement under the caption “Election of Directors” and is incorporated by reference in this report.
Identification of Executive Officers.
The following provides information for each of our executive officers.
Stephen P. Holmes, 57, has served as our Chairman of our Board of Directors and Chief Executive Officer since July 2006. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.
Geoffrey A. Ballotti, 52, has served as President and Chief Executive Officer, Wyndham Exchange & Rentals, since March 2008. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Thomas G. Conforti, 55, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of PepsiCo.
Eric A. Danziger, 59, has served as President and Chief Executive Officer, Wyndham Hotel Group, since December 2008. From August 2006 to December 2008, Mr. Danziger was Chief Executive Officer of WhiteFence, Inc., an online home services firm. From June 2001 to August 2006, Mr. Danziger was President and Chief Executive Officer of ZipRealty, a real estate brokerage. From April 1998 to June 2001, Mr. Danziger was President and Chief Operating Officer of Carlson Hotels Worldwide. From June 1996 to August 1998, Mr. Danziger was President and CEO of Starwood Hotels and Resorts Worldwide. From September 1990 to June 1996, Mr. Danziger was President of Wyndham Hotels and Resorts.
Franz S. Hanning, 60, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since July 2006. Mr. Hanning was the Chief Executive Officer of Cendant's Timeshare Resort Group from March 2005 to July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. from April 2001 to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation from August 2004 to March 2005. Mr. Hanning held several key leadership positions with Fairfield Resorts, Inc. from 1982 to 2001, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.
Thomas F. Anderson, 49, has served as our Executive Vice President and Chief Real Estate Development Officer since July 2006. From April 2003 to July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant's Timeshare Resort Group. From January 2000 to February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant. From November 1998 to December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation and from June 1990 to February 1995, Vice President of Commercial Lending for BB&T Corporation.
Mary R. Falvey, 53, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant's Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant's Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Scott G. McLester, 51, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President, Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.
Nicola Rossi, 47, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant's Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.7 million(a)	$21.43(b)	16.7 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of stock settled stock appreciation rights and restricted stock units under the 2006 Equity and Incentive Plan, as amended.

(b)	Consists of weighted-average exercise price of outstanding stock settled stock appreciation rights.

(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.
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

ITEM 15 (a)(3) EXHIBITS
See Exhibit Index commencing on page G-1 hereof.

The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

By:	/s/ STEPHEN P. HOLMES
Stephen P. Holmes
Chairman and Chief Executive Officer
Date: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive	February 14, 2014
/s/ STEPHEN P. HOLMES	Officer
Stephen P. Holmes	(Principal Executive Officer)

/s/ THOMAS G. CONFORTI	Chief Financial Officer	February 14, 2014
Thomas G. Conforti	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 14, 2014
Nicola Rossi	(Principal Accounting Officer)

/s/ MYRA J. BIBLOWIT	Director	February 14, 2014
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 14, 2014
James E. Buckman

/s/ GEORGE HERRERA	Director	February 14, 2014
George Herrera

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY	Director	February 14, 2014
The Right Honourable Brian Mulroney

/s/ PAULINE D.E. RICHARDS	Director	February 14, 2014
Pauline D.E. Richards

/s/ MICHAEL H. WARGOTZ	Director	February 14, 2014
Michael H. Wargotz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey
We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 14, 2014

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues
Service and membership fees	$2,329	$2,005	$2,012
Vacation ownership interest sales	1,379	1,323	1,150
Franchise fees	599	583	522
Consumer financing	426	421	415
Other	276	202	155
Net revenues	5,009	4,534	4,254
Expenses
Operating	2,161	1,842	1,781
Cost of vacation ownership interests	155	161	152
Consumer financing interest	78	90	92
Marketing and reservation	751	723	628
General and administrative	720	666	593
Asset impairments	8	8	57
Restructuring	10	7	6
Depreciation and amortization	216	185	178
Total expenses	4,099	3,682	3,487
Operating income	910	852	767
Other income, net	(6)	(8)	(11)
Interest expense	131	132	140
Early extinguishment of debt	111	108	12
Interest income	(9)	(8)	(24)
Income before income taxes	683	628	650
Provision for income taxes	250	229	233
Net income	433	399	417
Net (income)/loss attributable to noncontrolling interest	(1)	1	—
Net income attributable to Wyndham shareholders	$432	$400	$417
Earnings per share
Basic	$3.25	$2.80	$2.57
Diluted	3.21	2.75	2.51

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$433	$399	$417
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(33)	21	(30)
Unrealized gain on cash flow hedges	1	5	5
Defined benefit pension plans	3	(3)	(2)
Other comprehensive (loss)/income, net of tax	(29)	23	(27)
Comprehensive income	404	422	390
Net (income)/loss attributable to noncontrolling interest	(1)	1	—
Comprehensive income attributable to Wyndham shareholders	$403	$423	$390

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$194	$195
Trade receivables, net	505	442
Vacation ownership contract receivables, net	305	318
Inventory	346	379
Prepaid expenses	153	122
Deferred income taxes	108	157
Other current assets	329	253
Total current assets	1,940	1,866
Long-term vacation ownership contract receivables, net	2,448	2,571
Non-current inventory	677	698
Property and equipment, net	1,555	1,292
Goodwill	1,590	1,566
Trademarks, net	723	730
Franchise agreements and other intangibles, net	429	459
Other non-current assets	379	281
Total assets	$9,741	$9,463
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$184	$218
Current portion of long-term debt	49	326
Accounts payable	360	307
Deferred income	451	383
Due to former Parent and subsidiaries	23	22
Accrued expenses and other current liabilities	723	675
Total current liabilities	1,790	1,931
Long-term securitized vacation ownership debt	1,726	1,742
Long-term debt	2,882	2,276
Deferred income taxes	1,173	1,141
Deferred income	192	207
Due to former Parent and subsidiaries	14	17
Other non-current liabilities	339	218
Total liabilities	8,116	7,532
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 215,578,445 shares in 2013 and 214,812,395 shares in 2012	2	2
Treasury stock, at cost – 87,206,462 shares in 2013 and 77,523,995 shares in 2012	(3,191)	(2,601)
Additional paid-in capital	3,858	3,820
Retained earnings	832	558
Accumulated other comprehensive income	122	151
Total stockholders’ equity	1,623	1,930
Noncontrolling interest	2	1
Total equity	1,625	1,931
Total liabilities and equity	$9,741	$9,463

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$433	$399	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216	185	178
Provision for loan losses	349	409	339
Deferred income taxes	64	62	70
Stock-based compensation	53	41	42
Excess tax benefits from stock-based compensation	(15)	(33)	(18)
Asset impairments	8	8	57
Loss on early extinguishment of debt	106	107	12
Non-cash interest	26	22	27
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(63)	(19)	20
Vacation ownership contract receivables	(255)	(303)	(207)
Inventory	32	95	79
Prepaid expenses	(30)	8	(19)
Other current assets	—	(2)	9
Accounts payable, accrued expenses and other current liabilities	46	18	41
Due to former Parent and subsidiaries, net	(1)	(3)	(15)
Deferred income	39	(7)	(20)
Other, net	—	17	(9)
Net cash provided by operating activities	1,008	1,004	1,003
Investing Activities
Property and equipment additions	(238)	(208)	(239)
Net assets acquired, net of cash acquired	(129)	(263)	(27)
Development advances	(65)	(14)	(5)
Equity investments and loans	(3)	(42)	(12)
Proceeds from asset sales	6	1	31
Decrease in securitization restricted cash	29	11	6
Increase in escrow deposit restricted cash	(2)	(5)	(5)
Other, net	1	1	(5)
Net cash used in investing activities	(401)	(519)	(256)
Financing Activities
Proceeds from securitized borrowings	1,734	1,723	1,709
Principal payments on securitized borrowings	(1,785)	(1,624)	(1,497)
Proceeds from long-term debt	405	1,991	2,112
Principal payments on long-term debt	(411)	(2,172)	(2,082)
(Payments)/proceeds from commercial paper, net	(63)	273	—
Proceeds from note issuances	843	941	245
Repurchase of notes	(636)	(757)	—
Proceeds from vacation ownership inventory arrangements	96	—	—
Repayment/repurchase of convertible notes	—	(45)	(262)
Proceeds from call options	—	33	155
Repurchase of warrants	—	—	(112)
Dividends to shareholders	(156)	(134)	(99)
Repurchase of common stock	(593)	(631)	(893)
Proceeds from stock option exercises	—	13	11
Excess tax benefits from stock-based compensation	15	33	18
Debt issuance costs	(23)	(20)	(27)
Net share settlement of incentive equity awards	(31)	(55)	(31)
Net cash used in financing activities	(605)	(431)	(753)
Effect of changes in exchange rates on cash and cash equivalents	(3)	(1)	(8)
Net (decrease)/increase in cash and cash equivalents	(1)	53	(14)
Cash and cash equivalents, beginning of period	195	142	156
Cash and cash equivalents, end of period	$194	$195	$142

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2010	173	$2	$(1,107)	$3,892	$(25)	$155	$—	$2,917
Net income	—	—	—	—	417	—	—	417
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Exercise of stock options	—	—	—	11	—	—	—	11
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(31)	—	—	—	(31)
Change in deferred compensation	—	—	—	42	—	—	—	42
Repurchase of warrants	—	—	—	(112)	—	—	—	(112)
Repurchase of common stock	(28)	—	(902)	—	—	—	—	(902)
Change in excess tax benefit on equity awards	—	—	—	18		—	—	18
Dividends	—	—	—	—	(99)	—	—	(99)
Other	—	—	—	(2)	—	—	—	(2)
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	400	—	(1)	399
Other comprehensive income	—	—	—	—	—	23	—	23
Exercise of stock options and SSARs	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(55)	—	—	—	(55)
Change in deferred compensation	—	—	—	41	—	—	—	41
Repurchase of common stock	(13)	—	(624)	—	—	—	—	(624)
Settlement of warrants	1	—	32	(32)	—	—	—	—
Change in excess tax benefit on equity awards	—	—	—	33		—	—	33
Dividends	—	—	—	—	(135)	—	—	(135)
Other	—	—	—	2	—	—	2	4
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	432	—	1	433
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(31)	—	—	—	(31)
Change in deferred compensation	—	—	—	53	—	—	—	53
Repurchase of common stock	(10)	—	(590)	—	—	—	—	(590)
Change in excess tax benefit on equity awards	—	—	—	15	—	—	—	15
Dividends	—	—	—	—	(158)	—	—	(158)
Other	—	—	—	1	—	—	—	1
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625

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

Business Description
The Company operates in the following business segments:

•
Lodging—primarily franchises hotels in the upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

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

The Company also earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges which are a percentage of room revenues generated from such stay. This fee is recognized as revenue upon becoming due from the franchisee. Since the Company is committed to expend the fees it collects from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program.

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $8 million, $7 million and $7 million during 2013, 2012 and 2011, respectively. The Company also recognizes as revenue reimbursable payroll costs for operational employees at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses are reflected as a component of operating expenses on the Consolidated Statements of Income. As such, there is no effect on the Company’s operating income. Revenues related to these payroll costs were $129 million, $91 million and $79 million in 2013, 2012 and 2011, respectively.

The Company also earns revenues from hotel ownership. The Company's ownership business is limited to the United States (including Puerto Rico) and consists of two hotels located in key business and leisure markets. Revenues earned from the Company's owned hotels consist primarily of (i) gross room revenues, (ii) food and beverage services and (iii) on-site spas, casinos, golf and shop revenues. These revenues are recognized upon the completion of services to its guests.

Vacation Exchange and Rentals
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange business and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Revenues from annual membership dues represent the annual fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with the Company's vacation exchange business and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member.

The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees. For the less than 10% of properties that the Company owns, manages or operates under long-term capital or operating leases, it receives 100% of the revenues. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the services provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made, are recorded net of expected cancellations.

Cancellations for 2013, 2012 and 2011 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties which it owns, manages or operates and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. The Company's revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $567 million, $460 million and $424 million during 2013, 2012 and 2011, respectively. Management fee revenues were $290 million, $225 million and $198 million during 2013, 2012 and 2011, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $277 million, $235 million and $226 million, respectively, during 2013, 2012 and 2011. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2013, 2012 and 2011, one of the associations that the Company manages paid Wyndham Exchange & Rentals $19 million for exchange services.

Under the POC method of accounting, a portion of the total revenues from a vacation ownership contract sale is not recognized if the construction of the vacation resort has not yet been fully completed. Such deferred revenues were recognized in subsequent periods in proportion to the costs incurred as compared to the total expected costs for completion of construction of the vacation resort. During 2013, an immaterial amount of revenues were deferred under the POC method of accounting. During 2012, no revenues were deferred under the POC method of accounting.

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

Deferred Income
Deferred income, as of December 31, consisted of:

	2013	2012
Membership and exchange fees	$298	$316
VOI trial and incentive fees	149	130
Vacation rental fees	109	75
Initial franchise fees	42	28
Other fees	45	41
Total deferred income	643	590
Less: Current deferred income	451	383
Non-current deferred income	$192	$207
Deferred membership and exchange fees consist primarily of payments made in advance for annual memberships that are recognized over the term of the membership period, which is typically one to three years. Deferred VOI trial fees are payments received in advance for a trial VOI, which allows customers to utilize a VOI typically within one year of purchase. Deferred incentive fees represent payments received in advance for additional travel related products and services at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional products and services, which is typically within two years of a VOI sale. Deferred vacation rental fees represent payments received in advance of a rental customer’s stay that are recognized as revenue when the rental stay occurs, which is typically within six months of the confirmation date. Deferred initial franchise fees are recognized when all material services or conditions have been performed which is typically within two years.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2013 and 2012.

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

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. Such amounts were $92 million and $121 million, of which $64 million and $65 million is recorded within other current assets and $28 million and $56 million is recorded within other non-current assets as of December 31, 2013 and 2012, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as 3 calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $57 million and $56 million as of December 31, 2013 and 2012, respectively, which is recorded within other current assets on the Consolidated Balance Sheets.

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

	2013	2012	2011
Beginning balance	$213	$207	$185
Bad debt expense	57	53	71
Write-offs	(64)	(49)	(50)
Translation and other adjustments	3	2	1
Ending balance	$209	$213	$207

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

Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacations, electronics, sporting goods, movie and theme park tickets, gift certificates, vacation ownership maintenance fees and annual membership dues and exchange fees for transactions. The points cannot be redeemed for cash. The Company earns revenue from these programs (i) when a member stays at a participating hotel, from a fee charged by the Company to the franchisee, which is based upon a percentage of room revenues generated from such stay or (ii) based upon a percentage of the members’ spending on the co-branded credit cards and such revenues are paid to the Company by a third-party issuing bank. The Company also incurs costs to support these programs, which primarily relate to marketing expenses to promote the programs, costs to administer the programs and costs of members’ redemptions.

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Income and amounted to $113 million, $78 million and $80 million, while total expenses amounted to $93 million, $73 million and $68 million in 2013, 2012 and 2011, respectively. The liability for estimated future redemption costs as of December 31, 2013 and 2012 amounted to $52 million and $45 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY
Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties, vacation credits and inventory sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was less than $1 million, $1 million and $2 million in 2013, 2012 and 2011, respectively.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are recorded primarily within marketing and reservation expenses on the Consolidated Statements of Income, were $146 million, $105 million and $93 million in 2013, 2012 and 2011, respectively.

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

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. Additionally, the Company had a bifurcated conversion feature related to its convertible notes and cash-settled call options that were considered derivative instruments. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and net interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of operating expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, from 15 to 30 years for vacation rental properties and from 3 to 7 years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company generally amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 5 years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $158 million and $156 million as of December 31, 2013 and 2012, respectively. Capitalized interest was $5 million, $4 million and $8 million in 2013, 2012 and 2011, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company's annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, reviews the reporting units' carrying values as required by the guidance for goodwill and other indefinite-lived intangible assets. In accordance with the guidance, the Company has determined that its reporting units are the same as its reportable segments.

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in operating expense. The Company has goodwill recorded at its lodging, vacation exchange and rentals and vacation ownership reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2013 and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring actions require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations and (iii) contract terminations. The amount that the Company has accrued as of December 31, 2013 represents its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

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

EQUITY EARNINGS AND OTHER INCOME
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $3 million, $0 million and $3 million of net earnings from such investments during 2013, 2012 and 2011, respectively, in other income, net on the Consolidated Statements of Income.

During 2013, the Company recorded $3 million of income primarily related to other miscellaneous royalties at its vacation ownership business. In addition, during 2012, the Company recorded $8 million of income primarily related to the settlement of a business disruption claim related to the Gulf of Mexico spill in 2010 and the reversal of allowance associated with previously divested asset. During 2011, the Company recorded $8 million of income primarily related to a gain on the redemption of a preferred stock investment and sale of non-strategic assets at its vacation ownership business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Presentation of Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for the presentation of comprehensive income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income (i) in either a single continuous financial statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company early adopted the guidance as of December 31, 2011, and has presented the Statements of Comprehensive Income as a separate financial statement.

Fair Value Measurement. In May 2011, the FASB issued guidance which generally provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2011 and was applied on a prospective basis. The Company adopted the guidance on January 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

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

Intangibles - Goodwill and Other. In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance was effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The Company adopted the guidance on October 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

Comprehensive Income. In February 2013, the FASB issued guidance to improve the reporting of amounts reclassified out of AOCI. The guidance amends the presentation of changes in AOCI and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of income or as a separate disclosure in the notes. This guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, as required. There was no material impact on its Consolidated Financial Statements resulting from the adoption.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Wyndham shareholders	$432	$400	$417
Basic weighted average shares outstanding	133	143	162
Stock options, SSARs, RSUs and PSUs (a) (b) (c)	2	2	3
Warrants (d)	—	—	1
Weighted average diluted shares outstanding	135	145	166
Earnings per share:
Basic	$3.25	$2.80	$2.57
Diluted	3.21	2.75	2.51
Dividends: (e)
Cash dividends per share	$1.16	$0.92	$0.60
Aggregate dividends paid to shareholders	156	134	99

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 74,000, 98,000 and 2 million of stock options and stock-settled stock appreciation rights ("SSARs") for the years ended 2013, 2012 and 2011, respectively, as it would have been anti-dilutive to EPS.

(c)
Excludes 492,000, 606,000 and 350,000 performance vested restricted stock units ("PSUs"), for the years ended 2013, 2012 and 2011, respectively, as the Company had not met the required performance metrics.

(d)	Represents the dilutive effect of warrants to purchase shares of the Company’s common stock related to the May 2009 issuance of the Company’s convertible notes.

(e)	For each of the quarterly periods ended March 31, June 30, September 30 and December 31 2013, 2012, and 2011, the Company paid cash dividends of $0.29, $0.23, and $0.15 per share respectively.

Stock Repurchase Program
On July 23, 2013, the Company’s Board of Directors authorized an increase of $750 million to the Company’s existing stock repurchase program. As of December 31, 2013, the total authorization of the program was $3.0 billion.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2012	53.0	$1,820	$34.33
For the year ended December 31, 2013	9.7	590	60.93
As of December 31, 2013	62.7	$2,410	38.44
The Company had $667 million remaining availability in its program as of December 31, 2013. The total capacity of the program was increased by proceeds received from stock option exercises.

As of December 31, 2013, the Company has repurchased under its current and prior stock repurchase plans, a total of 88 million shares at an average price of $36.68 for a cost of $3.2 billion since its separation from Cendant (“Separation”).

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

Midtown 45, NYC Property. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City ("Midtown 45") for $115 million through a special purpose entity ("SPE"). The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidates the SPE within its financial statements. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE's purchase price allocation for this property resulted in the recognition of $115 million of property and equipment, all of which was assigned to the Company's Vacation Ownership segment. Acquisition-related costs of $2 million are included in operating expenses in the accompanying Consolidated Statement of Income for the twelve months ended December 31, 2013. This SPE transaction is consistent with the Company's strategy to replenish VOI inventory utilizing Wyndham Asset Affiliation Model ("WAAM") Just-in-Time. The consolidation of the SPE was not material to the Company's results of operations, financial position or cash flows (see Note 14 - Variable Interest Entities for more detailed information).

Other. During 2013, the Company completed other business acquisitions for $14 million in cash, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of $12 million of goodwill, none of which is expected to be deductible for tax purposes, $8 million of definite-lived intangible assets with a weighted average life of 10 years and $1 million of trademarks, all of which were assigned to the Company's Vacation Exchange and Rentals segment. These acquisitions were not material to the Company's results of operations, financial position or cash flows.

2012 ACQUISITIONS
Shell Vacations Club. On September 13, 2012, the Company completed the acquisition of Shell Vacations Club ("Shell"), a U.S. vacation ownership club and property management business. Management believes this acquisition strengthens the Company's vacation ownership portfolio as well as its resort management business thereby enhancing its fee-for-service business model.

The allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$180
Less: cash acquired	6
Net cash consideration	174
Fair value of assets acquired in excess of liabilities assumed	147
Excess purchase price over fair value of assets acquired and liabilities assumed	$27
The net cash consideration of $174 million was comprised of $96 million (net of cash acquired) for the equity of Shell and $78 million related to debt secured with VOI contract receivables repaid at closing. In addition, the Company assumed $79 million of debt. Acquisition-related costs in the amount of $1 million were included in general and administrative expenses in the accompanying Consolidated Statement of Income for the year ended December 31, 2012.

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the Company's acquisition of Shell:

Amount
Vacation ownership contracts receivables	$140
Inventory	47
Customer relationships (a)	31
Trademarks (b)	4
Management contracts (c)	23
Goodwill	27
Property and equipment	22
Other current and non-current assets	34
Total assets acquired	328
Other current liabilities	56
Assumed debt	79
Other non-current liabilities	11
Total liabilities assumed	146
Noncontrolling interest	2
Net assets acquired	$180

(a)	Represents customer relationships with a weighted average life of 15 years; included within Franchise agreements and other intangibles, net on the Consolidated Balance Sheet.

(b)	Represents trademarks with a life of 7 years.

(c)	Represents management contracts with a weighted average life of 15 years; included within Franchise agreements and other intangibles, net on the Consolidated Balance Sheet.
The goodwill, approximately $23 million of which is expected to be deductible for tax purposes, was assigned to the Company's Vacation Ownership segment. This acquisition was not material to the Company's results of operations, financial position or cash flows.

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

The fair value of assets acquired and liabilities assumed with respect to the Company obtaining ownership of the hotel resulted in $68 million of property and equipment, $6 million other assets and $19 million of liabilities assumed, all of which were allocated to the Company's Lodging segment.

Oceana Resorts. On December 31, 2012, the Company completed the acquisition of Oceana Resorts, a U.S. vacation rental business, for $35 million in cash. The purchase price allocation resulted in the recognition of $23 million of goodwill, all of which is expected to be deductible for tax purposes, and $12 million of definite-lived intangible assets with a weighted average life of 15 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. This acquisition is consistent with the Company's strategy to grow its fee-for-service U.S. rentals business. This acquisition was not material to the Company's results of operations, financial position or cash flows.

Smoky Mountain Property Management Group. On August 1, 2012, the Company completed the acquisition of Smoky Mountain Property Management Group, a U.S. vacation rental business, for $31 million in cash, net of cash acquired. The purchase price allocation resulted in the recognition of $26 million of goodwill, approximately $15 million of which is expected to be deductible for tax purposes, and $12 million of definite-lived intangible assets with a weighted average life of 10 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. This acquisition is consistent with the Company's strategy to grow its fee-for-service U.S. rentals business. This acquisition was not material to the Company's results of operations, financial position or cash flows.

Other. During 2012, the Company completed other business acquisitions for $19 million in cash, net of cash acquired. The purchase price allocations resulted in (i) the recognition of $4 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 10 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment and (ii) $7 million of inventory and $7 million of property, all of which was allocated to the Company's Vacation Ownership segment. These acquisitions were not material to the Company's results of operations, financial position or cash flows.

5.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2013			As of December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized Intangible Assets:
Goodwill	$1,590			$1,566
Trademarks (a)	$718			$724
Amortized Intangible Assets:
Franchise agreements (b)	$595	$356	$239	$594	$340	$254
Trademarks (c)	8	3	5	7	1	6
Other (d)	275	85	190	270	65	205
	$878	$444	$434	$871	$406	$465

(a)
Comprised of various trade names (primarily including the Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inn & Suites, Microtel Inns & Suites, Hawthorn by Wyndham, Tryp by Wyndham and Hoseasons trade names) that the Company has acquired. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 35 years.

(c)	Generally amortized over a period of 3 to 7 years with a weighted average life of 5 years.

(d)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 15 years.
During 2013, the Company recorded $8 million of non-cash impairment charges at its lodging business primarily related to a partial write-down of the Hawthorn trademark resulting from slower than expected growth in the brand. As of December 31, 2013, the remaining $28 million carrying amount for the Hawthorn trademark was equal to its estimated fair value as of the date of impairment. The Company utilized a discounted cash flow model for the brand using assumptions of future operating performance, growth and discount rate.
During 2012, the Company recorded an $8 million non-cash impairment charge resulting from the decision to rebrand the ResortQuest and Steamboat Resorts trade names to the Wyndham Vacation Rentals brand. During 2011, the Company recorded a $25 million non-cash impairment charge to write-down franchise and management agreements. Such amounts are included within asset impairments on the Consolidated Statements of Income (see Note 22 — Restructuring and Impairments for more information).

Goodwill
During the fourth quarters of 2013, 2012 and 2011, the Company performed its annual goodwill impairment test and determined that no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows:

	Balance at December 31, 2012	Goodwill Acquired During 2013	Adjustments to Goodwill Acquired During 2012	Foreign Exchange	Balance at December 31, 2013

Lodging	$300	$—	$—	$—	$300
Vacation Exchange and Rentals	1,241	12	4	6	1,263
Vacation Ownership	25	—	2	—	27
Total Company	$1,566	$12	$6	$6	$1,590
Amortization expense relating to amortizable intangible assets was as follows:

	2013	2012	2011
Franchise agreements	$15	$16	$20
Other	21	15	12
Total (*)	$36	$31	$32

(*) Included as a component of depreciation and amortization on the Consolidated Statements of Income.
Based on the Company's amortizable intangible assets as of December 31, 2013, the Company expects related amortization expense as follows:

Amount
2014	$36
2015	34
2016	33
2017	32
2018	31

6.	Franchising and Marketing/Reservation Activities
Franchise fee revenues of $599 million, $583 million and $522 million on the Consolidated Statements of Income for 2013, 2012 and 2011, respectively, include initial franchise fees of $12 million, $12 million and $10 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $291 million, $282 million and $237 million during 2013, 2012 and 2011, respectively, and are recorded within the franchise fees line item on the Consolidated Statements of Income. In accordance with the franchise agreements, the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including referrals, technology, and volume purchasing.

The Company may, at its discretion, provide development advances to certain of its franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances. Such interest was not significant during 2013, 2012 or 2011. Development advances recorded on the Consolidated Balance Sheets amounted to $97 million and $41 million as of December 31, 2013 and 2012, respectively and are classified within the other non-current assets line item on the

Consolidated Balance Sheets. During 2013, 2012 and 2011, the Company recorded $7 million, $4 million and $5 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. During 2013, 2012 and 2011, the Company recorded less than $1 million, $2 million and $1 million, respectively, of bad debt expense relating to development advances that were due and payable within its lodging business. Such expense is recorded within operating expenses on the Consolidated Statements of Income. Additionally, during 2011, the Company recorded a $14 million non-cash impairment charge to write-down certain development advance notes attributable to its managed portfolio, which is included within the asset impairment line on the Consolidated Statement of Income (see Note 22 — Restructuring and Impairments for more information).

7.	Income Taxes
The income tax provision/(benefit) consists of the following for the year ended December 31:

	2013	2012	2011
Current
Federal	$114	$101	$83
State	23	17	6
Foreign	49	49	74
	186	167	163
Deferred
Federal	49	48	57
State	18	7	2
Foreign	(3)	7	11
	64	62	70
Provision for income taxes	$250	$229	$233
Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2013	2012	2011
Domestic	$509	$481	$425
Foreign	174	147	225
Pre-tax income	$683	$628	$650

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2013	2012
Current deferred income tax assets:
Accrued liabilities and deferred income	$72	$60
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	178	187
Foreign tax credit carry forward	2	26
Alternative minimum tax credit carryforward	7	46
Valuation allowance (*)	(14)	(24)
Other	7	6
Current deferred income tax assets	252	301
Current deferred income tax liabilities:
Installment sales of vacation ownership interests	100	93
Other	44	51
Current deferred income tax liabilities	144	144
Current net deferred income tax asset	$108	$157
Non-current deferred income tax assets:
Net operating loss carryforward	$50	$50
Foreign tax credit carryforward	65	57
Tax basis differences in assets of foreign subsidiaries	49	57
Accrued liabilities and deferred income	76	40
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	120	81
Other comprehensive income	9	17
Other	10	10
Valuation allowance (*)	(12)	(25)
Non-current deferred income tax assets	367	287
Non-current deferred income tax liabilities:
Depreciation and amortization	685	643
Installment sales of vacation ownership interests	801	755
Other	54	30
Non-current deferred income tax liabilities	1,540	1,428
Non-current net deferred income tax liabilities	$1,173	$1,141

(*)
The 2013 balance primarily relates to net operating loss carryforwards and the 2012 balance primarily relates to net operating loss carryforwards and foreign tax credits. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2013, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2033. No provision has been made for U.S. federal deferred income taxes on $700 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2013 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.7	2.8	—
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.3)	(0.7)	(1.2)
Taxes on foreign income, net of tax credits	(1.4)	(1.3)	0.9
Valuation allowance	0.1	(0.5)	(1.0)
Other	1.5	1.2	2.1
	36.6%	36.5%	35.8%

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount
Balance as of December 31, 2010	$22
Increases related to tax positions taken during a prior period	6
Increases related to tax positions taken during the current period	3
Decreases as a result of a lapse of the applicable statute of limitations	(2)

Balance as of December 31, 2011	29
Increases related to tax positions taken during a prior period	8
Increases related to tax positions taken during the current period	3
Decreases as a result of a lapse of the applicable statute of limitations	(2)
Decreases related to tax positions taken during a prior period	(1)

Balance as of December 31, 2012	37
Increases related to tax positions taken during a prior period	7
Increases related to tax positions taken during the current period	5
Decreases related to settlements with taxing authorities	(4)
Decreases as a result of a lapse of the applicable statute of limitations	(8)
Decreases related to tax positions taken during a prior period	(1)
Balance as of December 31, 2013	$36
The gross amount of the unrecognized tax benefits as of December 31, 2013, 2012 and 2011 that, if recognized, would affect the Company’s effective tax rate was $36 million, $36 million and $29 million, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest of $2 million, $2 million and $1 million related to these unrecognized tax benefits during 2013, 2012 and 2011, respectively. As of December 31, 2013, 2012 and 2011, the Company had recorded a liability for potential penalties of $3 million, $3 million and $2 million, respectively, and interest of $4 million, $4 million and $3 million, respectively, as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain subject to examination by federal tax authorities. The 2008 through 2013 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2006 through 2013 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $7 to $10 million.

The Company made cash income tax payments, net of refunds, of $175 million, $134 million and $139 million during 2013, 2012 and 2011, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.
As of December 31, 2013, the Company had $67 million of foreign tax credits. The foreign tax credits primarily expire between 2016 and 2023.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, current and long-term vacation ownership contract receivables, net consisted of:

	2013	2012
Current vacation ownership contract receivables:
Securitized	$222	$252
Non-securitized	140	118
	362	370
Less: Allowance for loan losses	57	52
Current vacation ownership contract receivables, net	$305	$318
Long-term vacation ownership contract receivables:
Securitized	$1,982	$2,149
Non-securitized	975	867
	2,957	3,016
Less: Allowance for loan losses	509	445
Long-term vacation ownership contract receivables, net	$2,448	$2,571
Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2013 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2014	$222	$140	$362
2015	238	135	373
2016	252	132	384
2017	253	125	378
2018	246	112	358
Thereafter	993	471	1,464
	$2,204	$1,115	$3,319
During 2013, 2012 and 2011, the Company’s securitized vacation ownership contract receivables generated interest income of $297 million, $306 million and $322 million, respectively.

During 2013, 2012 and 2011, the Company originated vacation ownership contract receivables of $1,064 million, $1,074 million and $969 million, respectively, and received principal collections of $809 million, $771 million and $762 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.5%, 13.4% and 13.3% at 2013, 2012 and 2011, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2010	$362
Provision for loan losses	339
Contract receivables written off, net	(307)
Allowance for loan losses as of December 31, 2011	394
Provision for loan losses	409
Contract receivables written off, net	(306)
Allowance for loan losses as of December 31, 2012	497
Provision for loan losses	349
Contract receivables written off, net	(280)
Allowance for loan losses as of December 31, 2013	$566

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,515	$1,060	$224	$108	$280	$3,187
31 - 60 days	10	24	20	4	4	62
61 - 90 days	7	13	13	2	2	37
91 - 120 days	5	11	13	3	1	33
Total	$1,537	$1,108	$270	$117	$287	$3,319

	As of December 31, 2012
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,459	$1,064	$274	$94	$312	$3,203
31 - 60 days	13	26	23	3	5	70
61 - 90 days	10	14	17	2	2	45
91 - 120 days	13	30	23	1	1	68
Total	$1,495	$1,134	$337	$100	$320	$3,386
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

9.	Inventory
Inventory, as of December 31, consisted of:

	2013		2012
Land held for VOI development	$102		$137
VOI construction in process	84		147
Inventory sold subject to conditional repurchase	123	*	—
Completed VOI inventory	422		522
Estimated recoveries	227		202
Exchange and rentals vacation credits and other	65		69
Total inventory	1,023		1,077
Less: Current portion	346		379
Non-current inventory	$677		$698

* Comprised of $85 million VOI construction in process and $38 million of land held for VOI development.
Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

Inventory Sale Transaction
During June 2013, the Company sold real property located in Las Vegas, Nevada, to a third-party developer, consisting of $114 million of vacation ownership inventory and $3 million of property and equipment. Total consideration was $117 million, of which $87 million was cash and $30 million was a note receivable. The Company recognized no gain or loss on this transaction.

During October 2013, the Company sold real property located in Avon, Colorado, to a third-party developer, consisting of $9 million of vacation ownership inventory, in exchange for $9 million in cash consideration. The Company recognized no gain or loss on this transaction.

In accordance with the agreements with the third-party developer, the Company has conditional rights and a conditional obligation to repurchase the completed properties from the developer subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developer has not sold the properties to another party (see Note 17 - Commitments and Contingencies for more detailed information). Under the sale of real estate accounting guidance, the conditional rights and obligation of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as a sale. The properties were sold to VIEs for which the Company is not the primary beneficiary as the Company does not control the entity's development activities and cannot prevent the entities from selling the properties to other parties. Accordingly, the Company does not consolidate the VIEs.

In connection with these transactions, as of December 31, 2013, the Company had an outstanding obligation of $129 million, of which $47 million is recorded in accrued expenses and other current liabilities and $82 million is included in other non-current liabilities, and a note receivable of $30 million, which is recorded within other current assets on the Consolidated Balance Sheet. Interest on the note receivable accrues at 3% per annum and is expected to be paid with the principal at maturity in December 2014. The $96 million of cash consideration received is included in proceeds from vacation ownership inventory arrangements in the financing section on the Consolidated Statement of Cash Flows for the year ended December 31, 2013. The note receivable and corresponding long-term obligations were non-cash and as such, are excluded from the Company's Consolidated Statement of Cash Flows.

10.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2013	2012
Land	$236	$189
Buildings and leasehold improvements	905	793
Capitalized software	601	571
Furniture, fixtures and equipment	529	481
Capital leases	222	147
Construction in progress	198	143
	2,691	2,324
Less: Accumulated depreciation and amortization	1,136	1,032
	$1,555	$1,292
During 2013, 2012 and 2011, the Company recorded depreciation and amortization expense of $180 million, $154 million and $146 million, respectively, related to property and equipment.

11.	Other Current Assets
Other current assets, as of December 31, consisted of:

	2013	2012
Non-trade receivables, net	$93	$63
Securitization restricted cash	64	65
Escrow deposit restricted cash	57	56
Inventory sale receivable (See Note 9 - Inventory)	30	—
Deferred vacation ownership costs	30	24
Assets held for sale	8	9
Other	47	36
	$329	$253

12.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of December 31, consisted of:

	2013	2012
Accrued payroll and related	$239	$248
Accrued taxes	120	103
Inventory sale obligation (See Note 9 - Inventory)	47	—
Accrued interest	47	46
Accrued advertising and marketing	41	28
Accrued loyalty programs	25	24
Accrued legal settlements	22	42
Accrued other	182	184
	$723	$675

13.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness, as of December 31, consisted of:

	2013		2012
Securitized vacation ownership debt: (a)
Term notes	$1,648		$1,770
Bank conduit facility	262		190
Total securitized vacation ownership debt	1,910		1,960
Less: Current portion of securitized vacation ownership debt	184		218
Long-term securitized vacation ownership debt	$1,726		$1,742
Long-term debt: (b)
Revolving credit facility (due July 2018)	$23		$85
Commercial paper	210		273
9.875% senior unsecured notes	—		42	(f)
$315 million 6.00% senior unsecured notes (due December 2016)	318	(c)	361	(g)
$300 million 2.95% senior unsecured notes (due March 2017)	298		298
$14 million 5.75% senior unsecured notes (due February 2018)	14		248	(h)
$450 million 2.50% senior unsecured notes (due March 2018)	447		—
$40 million 7.375% senior unsecured notes (due March 2020)	40		248	(h)
$250 million 5.625% senior unsecured notes (due March 2021)	246		246
$650 million 4.25% senior unsecured notes (due March 2022)	643	(d)	644
$400 million 3.90% senior unsecured notes (due March 2023)	387	(e)	—
Capital leases	191		105
Other	114		52
Total long-term debt	2,931		2,602
Less: Current portion of long-term debt	49		326
Long-term debt	$2,882		$2,276

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,314 million and $2,543 million of underlying gross vacation ownership contract receivables and related assets as of December 31, 2013 and 2012, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $17 million and $18 million as of December 31, 2013 and 2012, respectively.

(c)	Includes $3 million of unamortized gains from the settlement of a derivative.

(d)	The balance as of December 31, 2013 includes a $2 million adjustment to the carrying value resulting from a fair value hedge derivative.

(e)	The balance as of December 31, 2013 includes a $10 million adjustment to the carrying value resulting from a fair value hedge derivative.

(f)	Aggregate principal balance as of December 31, 2012 was $43 million.

(g)	Aggregate principal balance as of December 31, 2012 was $357 million which includes a $5 million unamortized gain from the settlement of a derivative.

(h)	Aggregate principal balance as of December 31, 2012 was $250 million.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2013 matures as follows:

	Securitized Vacation Ownership Debt	Other	Total
Within 1 year	$184	$49	$233
Between 1 and 2 years	219	47	266
Between 2 and 3 years	381	364	745
Between 3 and 4 years	189	330	519
Between 4 and 5 years	186	649	835
Thereafter	751	1,492	2,243
	$1,910	$2,931	$4,841
Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2013, the available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	262	23
Letters of credit	—	9
Commercial paper borrowings	—	210	(b)
Available Capacity	$388	$1,258

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.
Securitized Vacation Ownership Debt
As discussed in Note 14 — Variable Interest Entities, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2013-1 Receivables Funding, LLC. During March 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-1 Receivables Funding LLC, with an initial principal amount of $300 million at an advance rate of 91%. These borrowings bear interest at a weighted average coupon rate of 1.77% and are secured by vacation ownership contract receivables. As of December 31, 2013, the Company had $181 million of outstanding borrowings under these term notes.

Sierra Timeshare 2013-2 Receivables Funding, LLC. During July 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-2 Receivables Funding LLC, with an initial principal amount of $325 million at an advance rate of 98%. These borrowings bear interest at a weighted average coupon rate of 2.68% and are secured by vacation ownership contract receivables. As of December 31, 2013, the Company had $249 million of outstanding borrowings under these term notes.

Sierra Timeshare 2013-3 Receivables Funding, LLC. During November 2013, the Company closed a series of term notes payable, Sierra Timeshare 2013-3 Receivables Funding LLC, with an initial principal amount of $300 million at an advance rate of 88%. These borrowings bear interest at a weighted average coupon rate of 2.32% and are secured by vacation ownership contract receivables. As of December 31, 2013, the Company had $278 million of outstanding borrowings under these term notes.

As of December 31, 2013, the Company had $940 million of outstanding borrowings under term notes entered into prior to December 31, 2012.

The Company’s securitized term notes includes fixed and floating rate term notes for which the weighted average interest rate was 4.2%, 4.9% and 5.8% during 2013, 2012 and 2011, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2013, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2015. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread and has a capacity of $650 million. The bank conduit facility had a weighted average interest rate of 3.9%, 3.8% and 3.6% during 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company’s securitized vacation ownership debt of $1,910 million is collateralized by $2,314 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 4.2%, 4.8% and 5.5% during 2013, 2012 and 2011, respectively.

Long-Term Debt
Revolving Credit Facility. During May 2013, the Company replaced its $1.0 billion revolving credit facility with a $1.5 billion five-year revolving credit facility that expires on July 15, 2018. This facility is subject to a fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points on outstanding borrowings. The facility fee and interest rate are dependent on the Company’s credit ratings. The available capacity of the facility also supports the Company's commercial paper programs.

Commercial Paper. During October 2012, the Company initiated a commercial paper program on a private placement basis under which the Company may issue unsecured commercial paper notes up to a maximum amount of $500 million. During May 2013, the Company increased its existing commercial paper program by $250 million to a maximum of $750 million. The maturities of the commercial paper notes will vary, but may not exceed 366 days from the date of issue. As of December 31, 2013, the Company had $207 million outstanding commercial paper notes and available capacity of $543 million under this program.

During December 2013, the Company initiated a European commercial paper program on a private placement basis under which the Company may issue unsecured commercial paper notes up to a maximum amount of $500 million. The maturities of the European commercial paper notes will vary, but may not exceed 364 days from the date of issue. As of December 31, 2013, the Company had $3 million outstanding commercial paper notes and available capacity of $497 million under this program.

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

As of December 31, 2013, the Company had $1,559 million of outstanding senior unsecured notes issued prior to December 31, 2012. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company's option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company's other senior unsecured indebtedness.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations with corresponding assets classified within property and equipment, net on the Consolidated Balance Sheets. Such capital lease obligations had a weighted average interest rate of 4.5% during 2013, 2012 and 2011.

Capital Lease. During the first quarter of 2013, the Company extended the lease on its Corporate headquarters. As a result of this extension, the Company classified the lease as a capital lease and recorded a capital lease obligation of $85 million with a corresponding capital lease asset which was recorded net of deferred rent. Such transaction was non-cash and as such, is excluded from both investing and financing activities within the Company's Consolidated Statement of Cash Flows. Such capital lease had an interest rate of 4.5% during 2013.

Other. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45 through an SPE. The SPE financed the purchase with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest are payable semi-annually, commencing on July 24, 2013. In addition, $9 million of mandatorily redeemable equity of the SPE is classified as long-term debt (see Note 14 - Variable Interest Entities for more detailed information).

Fair Value Hedges. During the third quarter of 2013, the Company entered into fixed to variable interest rate swap agreements with notional amounts of $400 million of its 3.90% senior unsecured notes and $100 million of its 4.25% senior unsecured notes. As a result of such interest rate swap agreements, the fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of December 31, 2013, the variable interest rates were 2.4% and 2.3% for the 3.90% and 4.25% senior unsecured notes, respectively.

3.50% Convertible Notes. During May 2009, the Company issued convertible notes (“Convertible Notes”) with face value of $230 million and bearing interest at a rate of 3.50%, for net proceeds of $224 million. The Company accounted for the conversion feature as a derivative instrument under the guidance for derivatives and bifurcated such conversion feature from the Convertible Notes for accounting purposes. The fair value of the Bifurcated Conversion Feature on the issuance date of the Convertible Notes was recorded as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Therefore, interest expense greater than the coupon rate of 3.50% was recognized by the Company primarily resulting from the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, the Company entered into convertible note hedge and warrant transactions (“Warrants”) with certain counterparties. During 2012, the Company repaid upon maturity, its remaining Convertible Notes with a carrying value of $45 million ($12 million for the Convertible Notes and $33 million for a related Bifurcated Conversion Feature). Concurrent with the repayment, the Company settled the Call Options for proceeds of $33 million. As a result of these transactions, the Company made a net payment of $12 million.

Early Extinguishment of Debt
During 2013, the Company repurchased a portion of its 5.75% and 7.375% senior unsecured notes totaling $446 million through tender offers, repurchased $42 million of its 6.00% senior unsecured notes on the open market and executed a redemption option for the remaining $43 million outstanding on its 9.875% senior unsecured notes. As a result, during 2013, the Company repurchased a total of $531 million of its outstanding senior unsecured notes and incurred expenses of $111 million which is included within early extinguishment of debt on the Consolidated Statement of Income.

During 2012, the Company repurchased $443 million of its 6.00% and $207 million of its 9.875% senior unsecured notes totaling $650 million through tender offers. In connection with these tender offers, the Company incurred a loss of $108 million, which is included within early extinguishment of debt on the Consolidated Statement of Income.

During 2011, the Company repurchased a portion of its Convertible Notes with a carrying value of $251 million primarily resulting from the completion of a cash tender offer for $262 million. Concurrent with the repurchases, the Company settled (i) a portion of the Call Options for proceeds of $155 million, which resulted in an additional loss of $1 million and (ii) a portion of the Warrants with payments of $112 million. As a result of these transactions, the Company made net payments of $219 million and incurred total losses of $12 million, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense
The Company incurred non-securitized interest expense of $131 million during 2013. Such amount consisted primarily of $136 million of interest on long-term debt, partially offset by $5 million of capitalized interest and is recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $127 million.

The Company incurred non-securitized interest expense of $132 million during 2012. Such amounts consisted primarily of $137 million of interest on long-term debt, partially offset by $5 million of capitalized interest and is recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $120 million.

The company incurred non-securitized interest expense of $140 million during 2011. Such amounts consisted primarily of $150 million of interest on long-term debt, partially offset by $10 million of capitalized interest and is recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $135 million.

Interest expense incurred in connection with the Company's securitized vacation ownership debt was $78 million, $90 million and $92 million during 2013, 2012 and 2011, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $61 million, $73 million and $76 million during 2013, 2012 and 2011, respectively.

14.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2013	December 31, 2012
Securitized contract receivables, gross (a)	$2,204	$2,401
Securitized restricted cash (b)	92	121
Interest receivables on securitized contract receivables (c)	17	19
Other assets (d)	1	2
Total SPE assets (e)	2,314	2,543
Securitized term notes (f)	1,648	1,770
Securitized conduit facilities (f)	262	190
Other liabilities (g)	2	5
Total SPE liabilities	1,912	1,965
SPE assets in excess of SPE liabilities	$402	$578

(a)
Included in current ($222 million and $252 million as of December 31, 2013 and 2012, respectively) and non-current ($1,982 million and $2,149 million as of December 31, 2013 and 2012, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($64 million and $65 million as of December 31, 2013 and 2012, respectively) and other non-current assets ($28 million and $56 million as of December 31, 2013 and 2012, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $28 million as of both December 31, 2013 and 2012, related to securitized debt.

(f)
Included in current ($184 million and $218 million as of December 31, 2013 and 2012, respectively) and long-term ($1,726 million and $1,742 million as of December 31, 2013 and 2012, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt ($2 million as of both December 31, 2013 and 2012) which is included in accrued expenses and other current liabilities, and interest rate derivative contracts ($3 million as of December 31, 2012) which is included in other non-current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,115 million and $985 million as of December 31, 2013 and 2012, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2013	December 31, 2012
SPE assets in excess of SPE liabilities	$402	$578
Non-securitized contract receivables	1,115	985
Less: Allowance for loan losses	566	497
Total, net	$951	$1,066

Midtown 45, NYC Property
During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45, through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a $115 million four-year mortgage note and $9 million of mandatorily redeemable equity provided by related parties of such partner. The Company has committed to purchase such VOI inventory from the SPE over a four year period in the amount of $146 million of which $124 million will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and, therefore, the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

December 31, 2013
Cash	$4
Property and equipment, net	111
Total SPE assets	115
Accrued expenses and other current liabilities	2
Long-term debt (*)	107
Total SPE liabilities	109
SPE assets in excess of SPE liabilities	$6

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
The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	December 31, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$5	$5	$—	$2	$2	$—
Foreign exchange contracts	2	2	—	1	1	—
Securities available-for-sale (b)	6	—	6	6	—	6
Total assets	$13	$7	$6	$9	$3	$6
Liabilities
Derivatives: (c)
Interest rate contracts	$13	$13	$—	$3	$3	$—
Foreign exchange contracts	2	2	—	1	1	—
Total liabilities	$15	$15	$—	$4	$4	$—

(a)
Included in other current assets ($6 million and $1 million as of December 31, 2013 and 2012, respectively) and other non-current assets ($1 million and $2 million as of December 31, 2013 and 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.

(c)
Included in accrued expenses and other current liabilities ($2 million and $1 million as of December 31, 2013 and 2012, respectively) and other non-current liabilities ($13 million and $3 million as of December 31, 2013 and 2012, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,753	$3,326	$2,889	$3,391
Debt
Total debt	4,841	4,928	4,562	4,811

The Company estimates the fair value of its vacation ownership contract receivables using a discounted cash flow model which it believes is comparable to the model that an independent third-party would use in the current market. The model uses Level 3 inputs consisting of default rates, prepayment rates, coupon rates and loan terms for the contract receivables portfolio as key drivers of risk and relative value that, when applied in combination with pricing parameters, determines the fair value of the underlying contract receivables.

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

In accordance with the guidance for equity method investments, an investment in an international joint venture in the Company’s lodging business with a carrying amount of $13 million was written down during 2011 due to the impairment of cash flows resulting from the Company’s partner having an indirect relationship with the Libyan government. Such write-down resulted in a $13 million charge during 2011 which is included within asset impairment on the Consolidated Statement of Income.

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

The Company reviews the effectiveness of its hedging instruments on an ongoing basis, recognizes current period hedge ineffectiveness immediately in earnings and discontinues hedge accounting for any hedge that it no longer considers to be highly effective. The Company recognizes changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, the Company releases gains and losses from AOCI based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected time frame. Such untimely transactions require the Company to immediately recognize in earnings gains and losses previously recorded in AOCI.

Changes in interest rates and foreign exchange rates expose the Company to market risk. The Company also uses cash flow hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk and it does not use derivatives for trading or speculative purposes.

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

The following table summarizes information regarding the gain/(loss) amounts recognized in AOCI for the years ended December 31:

	2013	2012	2011
Designated hedging instruments
Interest rate contracts	$2	$6	$10
Foreign exchange contracts	(2)	1	(1)
Total	$—	$7	$9
The following table summarizes information regarding the gain/(loss) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2013		2012		2011
Non-designated hedging instruments
Foreign exchange contracts (a)	$10		$3		$(16)
Interest rate contracts	(1)	(b)	(2)	(b)	5	(c)
Call Options	—		9		18
Bifurcated Conversion Feature	—		(9)		(18)
Total	$9		$1		$(11)

(a)	Included within operating expenses on the Consolidated Statements of Income.

(b)	Included within consumer financing interest expense on the Consolidated Statements of Income.

(c)	Included within consumer financing interest expense and interest expense on the Consolidated Statements of Income.

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

As of December 31, 2013, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 19% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and California are examples of areas with concentrations of sales offices. For the year ended December 31, 2013, approximately 14% and 11% of the Company’s VOI sales revenues were generated in sales offices located in Florida and California, respectively.

Included within the Consolidated Statements of Income is approximately 10%, 11% and 11% of net revenues generated from transactions in the state of Florida in each of 2013, 2012 and 2011, respectively.

17.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2013 are as follows:

Noncancelable Operating Leases
2014	$90
2015	70
2016	53
2017	48
2018	44
Thereafter	230
$535
During 2013, 2012 and 2011, the Company incurred total rental expense of $80 million, $80 million and $76 million, respectively.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2013 aggregated $345 million. Approximately $200 million of the commitments relate to the development of vacation ownership properties and information technology.

Letters of Credit
As of December 31, 2013, the Company had $55 million of irrevocable standby letters of credit outstanding, of which $9 million were under its revolving credit facility. As of December 31, 2012, the Company had $23 million of irrevocable standby letters of credit outstanding, of which $11 million were under its revolving credit facility. Such letters of credit issued during 2013 and 2012 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at the Company's vacation ownership business.

Surety Bonds
Some of the Company’s vacation ownership developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which the Company had $328 million outstanding as of December 31, 2013. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

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

The Company believes that it has adequately accrued for such matters with reserves of $22 million and $42 million as of December 31, 2013 and 2012, respectively. Such reserve is exclusive of matters relating to the Company’s separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2013, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $18 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See also Note 23 - Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

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

Other Guarantees/Indemnifications
Lodging
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of December 31, 2013, the maximum potential amount of future payments that may be made under these guarantees was $136 million with a combined annual cap of $39 million.

In connection with such performance guarantees, as of December 31, 2013, the Company maintained a liability of $45 million, of which $37 million was included in other non-current liabilities and $8 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2013, the Company also had a corresponding $43 million asset related to these guarantees, of which $39 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2012, the Company maintained a non-current liability of $4 million and a corresponding non-current asset of $4 million on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $3 million for the twelve months ended December 31, 2013.

Under such performance guarantees, the Company also had receivables of $24 million and $5 million as of December 31, 2013 and 2012, respectively, resulting from payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance. Such receivables were included in other non-current assets on the Company's Consolidated Balance Sheets.

Vacation Ownership
The Company guarantees its vacation ownership subsidiary's obligation to repurchase completed property in Las Vegas, Nevada and Avon, Colorado from a third-party developer subject to the property conforming to the Company's vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company could be required to make under these commitments was $365 million as of December 31, 2013.

In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis) or until a stipulated percentage (typically 80% or higher) of related VOIs are sold. The maximum potential future payments that the Company could be required to make under these guarantees were approximately $342 million as of December 31, 2013. The Company would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2013, 2012 and 2011, the Company made payments related to these guarantees of $18 million, $18 million and $17 million respectively. As of December 31, 2013 and 2012, the Company maintained a liability in connection with these guarantees of $30 million and $22 million, respectively, on its Consolidated Balance Sheets.

As part of WAAM Fee-for-Service, the Company may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that the Company could be required to make under these guarantees were approximately $48 million as of December 31, 2013. As of both December 31, 2013 and 2012, the Company had no recognized liabilities in connection with these guarantees.

18.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2010	$141	$(25)	$(1)	$115
Period change	(33)	9	(3)	(27)
Balance, December 31, 2011	108	(16)	(4)	88
Period change	29	7	(4)	32
Balance, December 31, 2012	137	(9)	(8)	120
Period change	(26)	1	4	(21)
Balance, December 31, 2013	$111	$(8)	$(4)	$99

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2010	$30	$10	$—	$40
Period change	3	(4)	1	—
Balance, December 31, 2011	33	6	1	40
Period change	(8)	(2)	1	(9)
Balance, December 31, 2012	25	4	2	31
Period change	(7)	—	(1)	(8)
Balance, December 31, 2013	$18	$4	$1	$23

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2010	$171	$(15)	$(1)	$155
Period change	(30)	5	(2)	(27)
Balance, December 31, 2011	141	(10)	(3)	128
Period change	21	5	(3)	23
Balance, December 31, 2012	162	(5)	(6)	151
Period change	(33)	1	3	(29)
Balance, December 31, 2013	$129	$(4)	$(3)	$122

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2013, 16.7 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the year ended December 31, 2013 consisted of the following:

	RSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2012	3.1		$32.41	1.1		$17.13
Granted	0.9	(b)	60.24	0.1	(b)	60.24
Vested/exercised	(1.2)	(c)	28.45	(0.1)		4.33
Canceled	(0.2)		41.98	—		—
Balance as of December 31, 2013 (a)	2.6	(d)	43.11	1.1	(e)	21.43

(a)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $81 million as of December 31, 2013 which is expected to be recognized over a weighted average period of 2.5 years.

(b)	Primarily represents awards granted by the Company on February 28, 2013.

(c)	The intrinsic value of RSUs vested during 2013, 2012 and 2011 was $71 million, $125 million and $92 million, respectively.

(d)	Approximately 2.4 million RSUs outstanding as of December 31, 2013 are expected to vest over time.

(e)
Approximately 0.9 million of the 1.1 million SSARs are exercisable as of December 31, 2013. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2013 had an intrinsic value of $59 million and a weighted average remaining contractual life of 1.8 years.

During 2013, 2012 and 2011, the Company granted incentive equity awards totaling $54 million, $51 million and $47 million, respectively, to the Company's key employees and senior officers in the form of RSUs and SSARs. The 2013, 2012 and 2011 awards will vest ratably over a period of four years. In addition, during 2013, 2012 and 2011, the Company approved grants of incentive equity awards totaling $14 million, $12 million and $11 million respectively, to key employees and senior officers of the Company in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. As of December 31, 2013, there were approximately 492,000 PSUs outstanding with an aggregate unrecognized compensation expense of $17 million.

The fair value of SSARs granted by the Company during 2013, 2012 and 2011 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	SSARs Issued on
	02/28/2013	03/01/2012	02/24/2011
Grant date fair value	$19.93	$15.34	$11.22
Grant date strike price	$60.24	$44.57	$30.61
Expected volatility	44.56%	43.34%	50.83%
Expected life	5 years	6 years	4.25 years
Risk free interest rate	0.80%	1.21%	1.85%
Projected dividend yield	1.93%	2.06%	1.96%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $53 million, $41 million and $42 million during 2013, 2012 and 2011, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $21 million, $16 million and $16 million during 2013, 2012 and 2011, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During 2013, 2012 and 2011, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $15 million, $33 million and $18 million, respectively, due to the vesting of RSUs. As of December 31, 2013, the Company’s APIC Pool balance was $78 million.

The Company paid $31 million, $55 million and $31 million of taxes for the net share settlement of incentive equity awards during 2013, 2012 and 2011, respectively. Such amount is included within financing activities on the Consolidated Statements of Cash Flows.

20.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $28 million, $27 million and $24 million during 2013, 2012 and 2011, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $22 million, $19 million and $19 million during 2013, 2012 and 2011, respectively.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2013 and 2012, the Company’s net pension liability of $15 million and $18 million, respectively, is reported as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2013, the Company recorded $2 million and $7 million, respectively, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss. As of December 31, 2012, the Company recorded $1 million and $10 million within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2013, 2012 and 2011, the Company recorded pension expense of $4 million, $3 million and $3 million, respectively.

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

YEAR ENDED OR AS OF DECEMBER 31, 2013

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (c)	Total
Net revenues (a) (b)	$1,027	$1,526	$2,515	$(59)	$5,009
EBITDA	279	356	619	(122)	1,132
Depreciation and amortization	54	87	47	28	216
Segment assets	1,843	2,878	4,812	208	9,741
Capital expenditures	51	81	66	40	238

YEAR ENDED OR AS OF DECEMBER 31, 2012

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (c)	Total
Net revenues (a)	$890	$1,422	$2,269	$(47)	$4,534
EBITDA	272	328	549	(104)	1,045
Depreciation and amortization	47	80	38	20	185
Segment assets	1,757	2,703	4,853	150	9,463
Capital expenditures	40	77	69	22	208

YEAR ENDED OR AS OF DECEMBER 31, 2011

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (c)	Total
Net revenues (a)	$749	$1,444	$2,077	$(16)	$4,254
EBITDA	157	368	515	(84)	956
Depreciation and amortization	44	80	38	16	178
Segment assets	1,662	2,619	4,688	54	9,023
Capital expenditures	85	89	37	28	239

(a)
Includes $39 million, $34 million and $10 million of inter-segment trademark fees within the Company's Lodging segment during 2013, 2012 and 2011, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes $6 million of hotel management reimbursable revenues which are charged to the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(c)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to net income attributable to Wyndham shareholders.

	Year Ended December 31,
	2013	2012	2011
EBITDA	$1,132	$1,045	$956
Depreciation and amortization	216	185	178
Interest expense	131	132	140
Early extinguishment of debt	111	108	12
Interest income	(9)	(8)	(24)
Income before income taxes	683	628	650
Provision for income taxes	250	229	233
Net income	433	399	417
Net (income)/loss attributable to noncontrolling interest	(1)	1	—
Net income attributable to Wyndham shareholders	$432	$400	$417

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	United Kingdom	Netherlands	All Other Countries	Total
Year Ended or As of December 31, 2013
Net revenues	$3,765	$266	$250	$728	$5,009
Net long-lived assets	3,066	459	372	400	4,297
Year Ended or As of December 31, 2012
Net revenues	$3,340	$258	$255	$681	$4,534
Net long-lived assets	2,873	435	351	388	4,047
Year Ended or As of December 31, 2011
Net revenues	$3,037	$281	$271	$665	$4,254
Net long-lived assets	2,654	420	339	314	3,727

22.	Restructuring and Impairments
2013 Restructuring Plan
During 2013, the Company committed to an organizational realignment initiative at its lodging business, primarily focused on optimizing its marketing structure. In connection with this initiative, the Company recorded $8 million of personnel-related costs and $1 million of costs related to contract terminations, of which $2 million has been paid in cash and $1 million has been settled as non-cash. As of December 31, 2013, the Company had a liability of $6 million, which is expected to be paid in cash by the end of 2014.

2012 Restructuring Plans
During 2012, the Company committed to an organizational realignment initiative at its vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, the Company implemented an organizational realignment initiative at its vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. During 2013, the Company recorded $2 million of additional facility-related expenses and increased its liability with $1 million of a non-cash adjustment associated with a facility closure. The Company also reduced its liability with $5 million of cash payments and reversed $1 million of previously recorded personnel costs. As of December 31, 2013, the Company had a liability of $3 million, which is expected to be paid in cash by January 2017. During 2012, the Company incurred costs of $7 million and reduced its liability with cash payments of $1 million. From the commencement of the 2012 restructuring plan through December 31, 2013, the Company has incurred a total of $8 million of expenses in connection with such plans.

2010 Restructuring Plan
During 2010, the Company committed to a strategic realignment initiative at its vacation exchange and rentals business targeted at reducing costs, primarily impacting the operations at certain vacation exchange call centers. During 2013, the Company reduced its liability with $1 million of cash payments. The remaining liability of $2 million as of December 31, 2013, all of which is facility-related, is expected to be paid in cash over the remaining lease term which expires in the first quarter of 2020. During 2011, the Company incurred additional costs of $7 million and reduced its liability with cash payments of $9 million. During 2012, the Company further reduced its liability with $4 million of cash payments. From the commencement of the 2010 restructuring plan through December 31, 2013, the Company has incurred a total of $16 million of expenses in connection with such plan.

The table below includes activity for prior restructuring plans that are immaterial to the Company. The activity related to costs associated with the restructuring plans is summarized by category as follows:

	Liability as of December 31, 2010	Costs Recognized		Cash Payments	Other		Liability as of December 31, 2011
Personnel-Related	$9	$—		$(8)	$—		$1
Facility-Related	11	7		(8)	(1)	(c)	9
	$20	$7		$(16)	$(1)		$10

	Liability as of December 31, 2011	Costs Recognized		Cash Payments	Other		Liability as of December 31, 2012
Personnel-Related	$1	$7	(a)	$(2)	$—		$6
Facility-Related	9	—		(4)	—		5
	$10	$7		$(6)	$—		$11

	Liability as of December 31, 2012	Costs Recognized		Cash Payments	Other		Liability as of December 31, 2013
Personnel-Related	$6	$8	(b)	$(6)	$(2)	(d)	$6
Facility-Related	5	2		(4)	1	(e)	4
Contract Terminations	—	1		—	—		1
	$11	$11		$(10)	$(1)		$11

(a)	Represents severance costs of $5 million and $2 million at the Company's vacation exchange and rentals and vacation ownership businesses, respectively, resulting from a reduction of 380 employees.

(b)	Represents severance costs incurred at the Company's lodging business.

(c)	Represents a reversal of previously recorded expenses at the Company's vacation ownership business.

(d)	Includes $1 million of a reversal of previously recorded expenses at the Company’s vacation exchange and rentals business and $1 million of a non-cash settlement at the Company's lodging business.

(e)	Represents a non-cash adjustment to the liability at the Company's vacation ownership business.
Impairments
During 2013, the Company recorded $8 million of non-cash impairment charges at its lodging business primarily related to a partial write-down of its Hawthorn trademark due to lower than anticipated growth in the brand. Such amount is recorded within asset impairments on the Consolidated Statement of Income.

During 2012, the Company recorded an $8 million non-cash impairment charge at its vacation exchange and rentals business resulting from the decision to rebrand the ResortQuest and Steamboat Resorts trade names to the Wyndham Vacation Rentals brand. Such amount is recorded within asset impairments on the Consolidated Statement of Income.

During 2011, the Company recorded non-cash charges at its lodging business for the write-down of (i) $30 million of management agreements, development advance notes and other receivables which were primarily due to operating and cash flow difficulties at several managed properties within the Wyndham Hotels and Resorts brand, (ii) $14 million of franchise and management agreements resulting from the loss of certain properties which were part of the 2005 acquisition of the Wyndham Hotels and Resorts brand and (iii) a $13 million investment in an international joint venture due to an impairment of cash flows as a result of the Company’s partner having an indirect relationship with the Libyan government. Such amounts are recorded within asset impairments on the Consolidated Statement of Income.

23.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $39 million and $41 million as of December 31, 2013 and 2012, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of December 31, 2013, the letter of credit was $53 million.

As of December 31, 2013, the $39 million of Separation related liabilities is comprised of $35 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $23 million is recorded in current due to former Parent and subsidiaries and $14 million is recorded in long-term due to former Parent and subsidiaries as of December 31, 2013 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The $2 million relating to guarantees is recorded in other current liabilities as of December 31, 2013 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million and $2 million, as of December 31, 2013 and 2012 respectively, of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is recorded in other current assets on the Consolidated Balance Sheets.

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

24.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2013 and 2012.

	2013
	First	Second	Third	Fourth
Net revenues
Lodging	$222	$262	$297	$245
Vacation Exchange and Rentals	374	376	470	305
Vacation Ownership	549	630	677	658
Corporate and Other (*)	(12)	(15)	(17)	(13)
	$1,133	$1,253	$1,427	$1,195
EBITDA
Lodging	$58	$78	$95	$47
Vacation Exchange and Rentals	94	85	141	36
Vacation Ownership	111	161	176	172
Corporate and Other (*)	(29)	(27)	(33)	(33)
	234	297	379	222
Less: Depreciation and amortization	52	54	54	56
Interest expense	32	34	31	34
Early extinguishment of debt	111	—	—	—
Interest income	(2)	(2)	(2)	(2)
Income before income taxes	41	211	296	134
Provision for income taxes	14	78	109	48
Net income attributable to Wyndham shareholders	$27	$133	$187	$86
Per share information
Basic	$0.19	$0.99	$1.42	$0.66
Diluted	0.19	0.98	1.40	0.65
Weighted average diluted shares outstanding	138	136	133	131

Note:    The sum of the quarters may not agree to the Consolidated Statements of Income as of December 31, 2013, due to rounding.
(*)    Includes the elimination of transactions between segments.

	2012
	First	Second	Third	Fourth
Net revenues
Lodging	$185	$233	$249	$223
Vacation Exchange and Rentals	361	348	420	293
Vacation Ownership	501	570	608	590
Corporate and Other (*)	(11)	(12)	(12)	(12)
	$1,036	$1,139	$1,265	$1,094
EBITDA
Lodging	$49	$75	$86	$62
Vacation Exchange and Rentals	95	82	123	28
Vacation Ownership	103	150	154	142
Corporate and Other (*)	(21)	(25)	(30)	(28)
	226	282	333	204
Less: Depreciation and amortization	45	46	45	49
Interest expense	33	32	32	35
Early extinguishment of debt	106	—	2	—
Interest income	(2)	(2)	(2)	(2)
Income before income taxes	44	206	256	122
Provision for income taxes	13	78	97	41
Net Income	$31	$128	$159	$81
Net loss attributable to noncontrolling interest	1	—	—	—
Net income attributable to Wyndham shareholders	$32	$128	$159	$81
Per share information
Basic	$0.22	$0.89	$1.13	$0.58
Diluted	0.21	0.88	1.11	0.57
Weighted average diluted shares outstanding	149	147	144	141

(*)    Includes the elimination of transactions between segments.

Exhibit Index

Number No.	Description of Exhibit
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

4.2	Form of 6.00% Senior Notes due 2016 (included within Exhibit 4.1)

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

4.5	Form of 7.375% Senior Notes due 2020 (included within Exhibit 4.4)

4.6
Fourth Supplemental Indenture, dated September 20, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 2010)

4.7	Form of 5.75% Senior Notes due 2018 (included within Exhibit 4.6)

4.8
Fifth Supplemental Indenture, dated March 1, 2011, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed March 3, 2011)

4.9	Form of 5.625% Senior Notes due 2021 (included within Exhibit 4.8)

4.10
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed March 7, 2012)

4.11	Form of 2.95% Senior Notes due 2017 (included within Exhibits 4.10 and 4.13)

4.12	Form of 4.25% Senior Notes due 2022 (included within Exhibits 4.10 and 4.13)

4.13
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed March 15, 2012)

4.14
Eighth Supplemental Indenture, dated February 22, 2013, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 and 2023 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed February 22, 2013)

4.15	Form of 2.50% Senior Notes due 2018 (included within Exhibit 4.14)

4.16	Form of 3.90% Senior Notes due 2023 (included within Exhibit 4.14)

10.1
Credit Agreement, dated as of May 22, 2013, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, The Bank of Nova Scotia, Deutsche Bank Securities Inc., The Royal Bank of Scotland PLC, Credit Suisse AG, Cayman Islands Branch, Compass Bank, U.S. Bank National Association and SunTrust Bank, as Co-Documentation Agents, Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Goldman Sachs Bank USA, as Managing Agents (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed July 24, 2013)

10.2
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed October 5, 2010)

10.3
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 1, 2011)

10.4
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed October 24, 2012)

10.5
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed October 23, 2013)

10.6	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-12B/A filed July 7, 2006)

10.7	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K filed February 27, 2009)

10.8	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K filed February 19, 2010)

10.9	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K filed February 15, 2013)

10.10	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed July 24, 2013)

10.11	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed February 19, 2010)

10.12	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated March 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed April 29, 2011)

10.13	Amendment No. 2 to Employment Agreement with Franz S. Hanning, dated March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q/A (Amendment No. 1) filed April 29, 2013)

10.14	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed February 27, 2009)

10.15	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K filed February 27, 2009)

10.16	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed February 19, 2010)

10.17	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed April 29, 2011)

10.18	Employment Agreement with Eric A. Danziger, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K filed February 19, 2010)

10.19	Letter Agreement with Eric A. Danziger, dated December 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K filed February 19, 2010)

10.20	Amendment No. 1 to Employment Agreement with Eric A. Danziger, dated December 16, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K filed February 19, 2010)

10.21	Amendment No. 2 to Employment Agreement with Eric A. Danziger, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed April 29, 2011)

10.22	Amendment No. 3 to Employment Agreement with Eric A. Danziger, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q/A (Amendment No. 1) filed April 29, 2013)

10.23	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 5, 2009)

10.24	Amendment No. 1 to Employment Agreement with Thomas G. Conforti, dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed July 25, 2012)

10.25	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 18, 2009)

10.26
Amendment to the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 18, 2010)

10.27	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed February 17, 2012)

10.28	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K filed February 17, 2012)

10.29	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed July 19, 2006)

10.30
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed February 27, 2009)

10.31	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed July 19, 2006)

10.32	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K filed March 7, 2007)

10.33
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed February 27, 2009)

10.34	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed July 19, 2006)

10.35
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed February 27, 2009)

10.36
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K filed February 15, 2013)

10.37
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 31, 2006)

10.38
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 31, 2006)

10.39
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 8, 2008)

10.40
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 21, 2010)

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

G-4