Form 10-Q
period 2014-03-31
WYNDHAM WORLDWIDE CORP
filed 2014-04-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
127,305,731 shares of common stock outstanding as of March 31, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of March 31, 2014, and the related consolidated statements of income, comprehensive income/(loss), cash flows and equity for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 24, 2014

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenues
Service and membership fees	$590	$569
Vacation ownership interest sales	303	263
Franchise fees	127	122
Consumer financing	105	105
Other	68	74
Net revenues	1,193	1,133
Expenses
Operating	534	506
Cost of vacation ownership interests	39	32
Consumer financing interest	17	21
Marketing and reservation	181	177
General and administrative	195	164
Depreciation and amortization	56	52
Total expenses	1,022	952
Operating income	171	181
Other income, net	(3)	(1)
Interest expense	27	32
Early extinguishment of debt	—	111
Interest income	(2)	(2)
Income before income taxes	149	41
Provision for income taxes	59	14
Net income	$90	$27
Earnings per share
Basic	$0.70	$0.19
Diluted	0.69	0.19

Cash dividends declared per share	$0.35	$0.29

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$90	$27
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	12	(32)
Unrealized gain on cash flow hedges	—	1
Other comprehensive income/(loss), net of tax	12	(31)
Comprehensive income/(loss)	$102	$(4)

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$203	$194
Trade receivables, net	742	505
Vacation ownership contract receivables, net	300	305
Inventory	336	346
Prepaid expenses	157	153
Deferred income taxes	102	108
Other current assets	399	329
Total current assets	2,239	1,940
Long-term vacation ownership contract receivables, net	2,408	2,448
Non-current inventory	693	677
Property and equipment, net	1,554	1,555
Goodwill	1,594	1,590
Trademarks, net	723	723
Franchise agreements and other intangibles, net	425	429
Other non-current assets	386	379
Total assets	$10,022	$9,741
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$192	$184
Current portion of long-term debt	52	49
Accounts payable	602	360
Deferred income	591	451
Due to former Parent and subsidiaries	23	23
Accrued expenses and other current liabilities	675	723
Total current liabilities	2,135	1,790
Long-term securitized vacation ownership debt	1,787	1,726
Long-term debt	2,834	2,882
Deferred income taxes	1,199	1,173
Deferred income	195	192
Due to former Parent and subsidiaries	14	14
Other non-current liabilities	334	339
Total liabilities	8,498	8,116
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 216,460,609 shares in 2014 and 215,578,445 shares in 2013	2	2
Treasury stock, at cost – 89,287,543 shares in 2014 and 87,206,462 shares in 2013	(3,341)	(3,191)
Additional paid-in capital	3,850	3,858
Retained earnings	877	832
Accumulated other comprehensive income	134	122
Total stockholders’ equity	1,522	1,623
Noncontrolling interest	2	2
Total equity	1,524	1,625
Total liabilities and equity	$10,022	$9,741

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$90	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	52
Provision for loan losses	60	84
Deferred income taxes	29	(5)
Stock-based compensation	16	11
Excess tax benefits from stock-based compensation	(19)	(12)
Loss on early extinguishment of debt	—	106
Non-cash interest	6	10
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(228)	(182)
Vacation ownership contract receivables	(6)	(5)
Inventory	22	10
Prepaid expenses	(4)	(24)
Other current assets	(36)	(21)
Accounts payable, accrued expenses and other current liabilities	184	135
Deferred income	137	89
Other, net	8	(1)
Net cash provided by operating activities	315	274
Investing Activities
Property and equipment additions	(46)	(41)
Net assets acquired, net of cash acquired	(14)	(126)
Development advances	(1)	(49)
Equity investments and loans	—	(2)
Proceeds from asset sales	4	—
Increase in securitization restricted cash	(19)	(20)
Increase in escrow deposit restricted cash	(12)	(16)
Other, net	—	1
Net cash used in investing activities	(88)	(253)
Financing Activities
Proceeds from securitized borrowings	653	455
Principal payments on securitized borrowings	(584)	(422)
Proceeds from long-term debt	25	202
Principal payments on long-term debt	(55)	(170)
Repayments of commercial paper, net	(27)	(71)
Proceeds from note issuances	—	843
Repurchase of notes	—	(636)
Dividends to shareholders	(48)	(41)
Repurchase of common stock	(152)	(135)
Excess tax benefits from stock-based compensation	19	12
Debt issuance costs	(6)	(5)
Net share settlement of incentive equity awards	(44)	(25)
Net cash provided by/(used in) financing activities	(219)	7
Effect of changes in exchange rates on cash and cash equivalents	1	(6)
Net increase in cash and cash equivalents	9	22
Cash and cash equivalents, beginning of period	194	195
Cash and cash equivalents, end of period	$203	$217

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	90	—	—	90
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	16	—	—	—	16
Repurchase of common stock	(2)	—	(150)	—	—	—	—	(150)
Change in excess tax benefit on equity awards	—	—	—	19	—	—	—	19
Dividends	—	—	—	—	(45)	—	—	(45)
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2014	127	$2	$(3,341)	$3,850	$877	$134	$2	$1,524

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	27	—		27
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(25)	—	—	—	(25)
Change in deferred compensation	—	—	—	11	—	—	—	11
Repurchase of common stock	(2)	—	(140)	—	—	—	—	(140)
Change in excess tax benefit on equity awards	—	—	—	12	—	—	—	12
Dividends	—	—	—	—	(41)	—	—	(41)
Balance as of March 31, 2013	136	$2	$(2,741)	$3,818	$544	$120	$1	$1,744

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2013 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 14, 2014.

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

Recently Issued Accounting Pronouncements
Foreign Currency Matters. In March 2013, the Financial Accounting Standards Board issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2014, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Net income	$90	$27
Basic weighted average shares outstanding	128	137
SSARs, RSUs and PSUs (a) (b) (c)	2	1
Weighted average diluted shares outstanding	130	138
Earnings per share:
Basic	$0.70	$0.19
Diluted	0.69	0.19
Dividends:
Aggregate dividends paid to shareholders	$48	$41

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)	Excludes 11,000 and 103,000 stock-settled stock appreciation rights ("SSARs") for the three months ended March 31, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive to EPS.

(c)
Excludes 681,000 and 840,000 performance vested restricted stock units ("PSUs") for the three months ended March 31, 2014 and 2013, respectively, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per share
As of December 31, 2013	62.7	$2,410	$38.44
For the three months ended March 31, 2014	2.1	150	72.00
As of March 31, 2014	64.8	$2,560	39.52

The Company had $518 million of remaining availability in its program as of March 31, 2014. The total capacity of the program was increased by proceeds received from stock option exercises.

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

During the first quarter of 2014, the Company completed business acquisitions for $13 million in cash, net of cash acquired, and $4 million of contingent consideration. The preliminary purchase price allocations resulted in the recognition of (i) $9 million of inventory, all of which was allocated to the Company's Vacation Ownership segment, and (ii) $2 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 12 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. These acquisitions were not material to the Company's results of operations, financial position or cash flows.

4.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2014	December 31, 2013
Current vacation ownership contract receivables:
Securitized	$223	$222
Non-securitized	135	140
	358	362
Less: Allowance for loan losses	58	57
Current vacation ownership contract receivables, net	$300	$305
Long-term vacation ownership contract receivables:
Securitized	$1,976	$1,982
Non-securitized	937	975
	2,913	2,957
Less: Allowance for loan losses	505	509
Long-term vacation ownership contract receivables, net	$2,408	$2,448

During the three months ended March 31, 2014 and 2013, the Company’s securitized vacation ownership contract receivables generated interest income of $70 million and $77 million, respectively. Such interest income is included in consumer financing revenues on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the three months ended March 31, 2014 and 2013, the Company originated vacation ownership contract receivables of $210 million and $209 million, respectively. For both the three months ended March 31, 2014 and 2013, the Company received principal collections of $204 million. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.5% as of both March 31, 2014 and December 31, 2013.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	60
Contract receivables write-offs, net	(63)
Allowance for loan losses as of March 31, 2014	$563

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	84
Contract receivables write-offs, net	(77)
Allowance for loan losses as of March 31, 2013	$504
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $60 million and $84 million as a reduction of net revenues during the three months ended March 31, 2014 and 2013, respectively.
Credit Quality for Financed Receivables and the Allowance for Credit Losses

The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 – 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600, No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available).

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,479	$1,036	$228	$113	$294	$3,150
31 - 60 days	12	20	16	3	4	55
61 - 90 days	7	13	12	2	2	36
91 - 120 days	5	9	12	2	2	30
Total	$1,503	$1,078	$268	$120	$302	$3,271

	As of December 31, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,515	$1,060	$224	$108	$280	$3,187
31 - 60 days	10	24	20	4	4	62
61 - 90 days	7	13	13	2	2	37
91 - 120 days	5	11	13	3	1	33
Total	$1,537	$1,108	$270	$117	$287	$3,319

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

5.	Inventory
Inventory consisted of:

	March 31, 2014	December 31, 2013
Completed VOI inventory	$413	$422
Estimated recoveries	225	227
Inventory sold subject to conditional repurchase (*)	123	123
VOI construction in process	103	84
Land held for VOI development	102	102
Exchange and rentals vacation credits and other	63	65
Total inventory	1,029	1,023
Less: Current portion	336	346
Non-current inventory	$693	$677

(*)	Comprised of $85 million of VOI construction in process and $38 million of land held for VOI development.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets.

Inventory Sale Transactions
During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment in exchange for cash consideration and a note receivable. The Company recognized no gain or loss on these transactions.

In connection with such transactions, the Company had outstanding obligations of $131 million as of March 31, 2014, of which $50 million was included within accrued expenses and other current liabilities and $81 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2013, the Company had outstanding obligations of $129 million, of which $47 million was included within accrued expenses and other current liabilities and $82 million was included within other non-current liabilities on the Consolidated Balance Sheet. In addition, the Company had a note receivable of $31 million and $30 million, as of March 31, 2014 and December 31, 2013, respectively, which was included within other current assets on the Consolidated Balance Sheets. Interest on the note receivable accrues at 3% per annum and is expected to be paid with the principal at maturity in December 2014 (see Note 11 - Commitments and Contingencies for more detailed information).

6.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2014	December 31, 2013
Securitized vacation ownership debt: (a)
Term notes	$1,823	$1,648
Bank conduit facility	156	262
Total securitized vacation ownership debt	1,979	1,910
Less: Current portion of securitized vacation ownership debt	192	184
Long-term securitized vacation ownership debt	$1,787	$1,726
Long-term debt: (b)
Revolving credit facility (due July 2018)	$10	$23
Commercial paper	184	210
$315 million 6.00% senior unsecured notes (due December 2016) (c)	318	318
$300 million 2.95% senior unsecured notes (due March 2017)	299	298
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	447	447
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	246	246
$650 million 4.25% senior unsecured notes (due March 2022) (d)	645	643
$400 million 3.90% senior unsecured notes (due March 2023) (e)	395	387
Capital leases	188	191
Other	100	114
Total long-term debt	2,886	2,931
Less: Current portion of long-term debt	52	49
Long-term debt	$2,834	$2,882

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities ("SPEs"), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,328 million and $2,314 million of underlying gross vacation ownership contract receivables and related assets as of March 31, 2014 and December 31, 2013, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $17 million as of both March 31, 2014 and December 31, 2013.

(c)	Includes $3 million of unamortized gains from the settlement of a derivative as of both March 31, 2014 and December 31, 2013.

(d)	Includes a $2 million adjustment to the carrying value resulting from a fair value hedge derivative as of December 31, 2013. There is no adjustment to the carrying value as of March 31, 2014.

(e)	Includes a $2 million and $10 million adjustment to the carrying value resulting from a fair value hedge derivative as of March 31, 2014 and December 31, 2013, respectively.

Commercial Paper

The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of March 31, 2014, the Company had outstanding borrowings of $156 million and $28 million on its U.S. and European commercial paper programs, respectively. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges

The Company has fixed to variable interest rate swap agreements with notional amounts of $400 million of its 3.90% senior unsecured notes and $100 million of its 4.25% senior unsecured notes. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of March 31, 2014, the variable interest rates were 2.39% and 2.30% for the 3.90% and 4.25% senior unsecured notes, respectively. The Company had a $2 million liability recorded as of March 31, 2014, which represented the aggregate fair value of these interest rate swap agreements.

2014 Debt Issuances

Sierra Timeshare 2014-1 Receivables Funding, LLC. During March 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-1 Receivables Funding, LLC, in the initial principal amount of $425 million at an advance rate of 88%. These borrowings bear interest at a weighted average coupon rate of 2.15% and are secured by vacation ownership contract receivables. As of March 31, 2014, the Company had $425 million of outstanding borrowings under these term notes.

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
Maturities and Capacity

The Company’s outstanding debt as of March 31, 2014 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$192	$52	$244
Between 1 and 2 years	231	50	281
Between 2 and 3 years	290	661	951
Between 3 and 4 years	199	476	675
Between 4 and 5 years	198	209	407
Thereafter	869	1,438	2,307
	$1,979	$2,886	$4,865

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2014, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	156	10
Letters of credit	—	9
Commercial paper borrowings	—	184	(b)
Available Capacity	$494	$1,297

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Interest Expense

The Company incurred non-securitized interest expense of $27 million during the three months ended March 31, 2014. Such amount consists primarily of $28 million of interest on long-term debt, partially offset by $1 million of capitalized interest and is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $42 million during the three months ended March 31, 2014.

The Company incurred non-securitized interest expense of $32 million during the three months ended March 31, 2013. Such amount consists primarily of $33 million of interest on long-term debt, partially offset by $1 million of capitalized interest and is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company's non-securitized debt was $49 million during the three months ended March 31, 2013.

Interest expense incurred in connection with the Company's securitized vacation ownership debt during the three months ended March 31, 2014 and 2013 was $17 million and $21 million, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $13 million and $16 million during the three months ended March 31, 2014 and 2013, respectively.

7.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2014	December 31, 2013
Securitized contract receivables, gross (a)	$2,199	$2,204
Securitized restricted cash (b)	110	92
Interest receivables on securitized contract receivables (c)	17	17
Other assets (d)	2	1
Total SPE assets (e)	2,328	2,314
Securitized term notes (f)	1,823	1,648
Securitized conduit facilities (f)	156	262
Other liabilities (g)	2	2
Total SPE liabilities	1,981	1,912
SPE assets in excess of SPE liabilities	$347	$402

(a)
Included in current ($223 million and $222 million as of March 31, 2014 and December 31, 2013, respectively) and non-current ($1,976 million and $1,982 million as of March 31, 2014 and December 31, 2013, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($80 million and $64 million as of March 31, 2014 and December 31, 2013, respectively) and other non-current assets ($30 million and $28 million as of March 31, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $30 million and $28 million as of March 31, 2014 and December 31, 2013, respectively, related to securitized debt.

(f)
Included in current ($192 million and $184 million as of March 31, 2014 and December 31, 2013, respectively) and long-term ($1,787 million and $1,726 million as of March 31, 2014 and December 31, 2013, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt of $2 million as of both March 31, 2014 and December 31, 2013, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,072 million and $1,115 million as of March 31, 2014 and December 31, 2013, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2014	December 31, 2013
SPE assets in excess of SPE liabilities	$347	$402
Non-securitized contract receivables	1,072	1,115
Less: Allowance for loan losses	563	566
Total, net	$856	$951
In addition to restricted cash related to securitizations, the Company had $75 million and $57 million of restricted cash related to escrow deposits as of March 31, 2014 and December 31, 2013, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

Midtown 45, NYC Property

During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a $115 million four-year mortgage note and $9 million of mandatorily redeemable equity provided by related parties of such partner. The Company has committed to purchase such VOI inventory from the SPE over a four year period in the amount of $146 million, of which $124 million will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

	March 31, 2014	December 31, 2013
Cash	$—	$4
Property and equipment, net	111	111
Total SPE assets	111	115
Accrued expenses and other current liabilities	1	2
Long-term debt (*)	95	107
Total SPE liabilities	96	109
SPE assets in excess of SPE liabilities	$15	$6

(*)
As of March 31, 2014, included $88 million for a four-year mortgage note and $7 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2013, included $99 million for a four-year mortgage note and $8 million of mandatorily redeemable equity, of which $30 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

8.	Fair Value
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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	March 31, 2014			December 31, 2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$2	$2	$—	$5	$5	$—
Foreign exchange contracts	1	1	—	2	2	—
Securities available-for-sale (b)	—	—	—	6	—	6
Total assets	$3	$3	$—	$13	$7	$6
Liabilities
Derivatives: (c)
Interest rate contracts	$4	$4	$—	$13	$13	$—
Foreign exchange contracts	2	2	—	2	2	—
Total liabilities	$6	$6	$—	$15	$15	$—

(a)
Included in other current assets ($2 million and $6 million as of March 31, 2014 and December 31, 2013, respectively) and other non-current assets ($1 million as of both March 31, 2014 and December 31, 2013) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.

(c)
Included in accrued expenses and other current liabilities ($2 million as of both March 31, 2014 and December 31, 2013) and other non-current liabilities ($4 million and $13 million as of March 31, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,708	$3,289	$2,753	$3,326
Debt
Total debt	4,865	4,980	4,841	4,928

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

9.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income ("AOCI") to earnings over the next 12 months is not material. The impact of the freestanding foreign currency contracts was not material to the Company’s Consolidated Statements of Income during the three months ended March 31, 2014 and 2013.

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in the fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The amount of losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material. The impact of the freestanding derivatives was not material to the Company’s Consolidated Statements of Income during the three months ended March 31, 2014 and 2013.

Gains or losses recognized in AOCI for both the three months ended March 31, 2014 and 2013 were not material.

10.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2006.

The Company’s effective tax rate increased from 34.1% during the three months ended March 31, 2013 to 39.6% during the three months ended March 31, 2014 primarily due to (i) the absence of a tax benefit derived from the loss on the early extinguishment of debt during the first quarter of 2013, and (ii) the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014.

The Company made cash income tax payments, net of refunds, of $13 million and $22 million during the three months ended March 31, 2014 and 2013, respectively.

11.	Commitments and Contingencies
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

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC ("WHG"), Wyndham Hotels & Resorts Inc. ("WHR") and Wyndham Hotel Management Inc. ("WHM"), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company's results of operations, financial position or cash flows. On March 26, 2013, the Company's, WHG's, WHR's and WHM's motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR's motion to dismiss the lawsuit was denied on April 7, 2014. The motion to dismiss filed by the Company, WHG and WHM remains pending. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $25 million and $22 million as of March 31, 2014 and December 31, 2013, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant ("Separation"). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $26 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications

Lodging

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of March 31, 2014, the maximum potential amount of future payments that may be made under these guarantees was $136 million with a combined annual cap of $39 million.

In connection with such performance guarantees, as of March 31, 2014, the Company maintained a liability of $41 million, of which $10 million was included in accrued expenses and other current liabilities and $31 million was included in other non-current liabilities on its Consolidated Balance Sheet. As of March 31, 2014, the Company also had a corresponding $45 million asset related to these guarantees, of which $7 million was included in other current assets and $38 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2013, the Company maintained a liability of $45 million, of which $8 million was included in accrued expenses and other current liabilities and $37 million was included in other non-current liabilities on its Consolidated Balance Sheet. As of December 31, 2013, the Company also had a corresponding $43 million asset related to the guarantees, of which $4 million was included in other current assets and $39 million was included in other non-current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.

Under such performance guarantees, the Company also had receivables of $25 million and $24 million as of March 31, 2014 and December 31, 2013, respectively, resulting from payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance. Such receivables were included in other non-current assets on the Company's Consolidated Balance Sheets.

Vacation Ownership

The Company guarantees its vacation ownership subsidiary's obligations to repurchase completed property in Las Vegas, Nevada and Avon, Colorado from a third party developer subject to the properties meeting the Company's vacation ownership resort standards and provided that the third party developer has not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments were $365 million as of March 31, 2014.

Cendant Litigation

Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See also Note 16 - Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

12.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$111	$(8)	$(4)	$99
Period change	15	—	—	15
Balance, March 31, 2014	$126	$(8)	$(4)	$114

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$18	$4	$1	$23
Period change	(3)	—	—	(3)
Balance, March 31, 2014	$15	$4	$1	$20

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$129	$(4)	$(3)	$122
Period change	12	—	—	12
Balance, March 31, 2014	$141	$(4)	$(3)	$134

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2014, 16.3 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2014 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2013	2.6		$43.11	0.8		$43.36	1.1		$21.43
Granted (a)	0.7		72.97	0.2		72.97	0.1		72.97
Vested/exercised	(1.2)		36.77	(0.3)		30.61	—		—
Balance as of March 31, 2014	2.1	(b) (c)	56.72	0.7	(d)	57.98	1.2	(b) (e)	25.19

(a)	Represents awards granted by the Company on February 27, 2014.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $121 million as of March 31, 2014, which is expected to be recognized over a weighted average period of 3.0 years.

(c)	Approximately 2.0 million RSUs outstanding as of March 31, 2014 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $27 million as of March 31, 2014.

(e)
Approximately 1.0 million SSARs are exercisable as of March 31, 2014. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2014 had an intrinsic value of $59 million and have a weighted average remaining contractual life of 2.3 years.

On February 27, 2014, the Company granted incentive equity awards totaling $54 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on February 27, 2014, the Company approved a grant of incentive equity awards totaling $14 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The fair value of SSARs granted by the Company on February 27, 2014 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

SSARs Issued on
February 27, 2014
Grant date fair value	$20.36
Grant date strike price	$72.97
Expected volatility	35.86%
Expected life	5.1 years
Risk free interest rate	1.54%
Projected dividend yield	1.92%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $16 million and $11 million during the three months ended March 31, 2014 and 2013, respectively, related to the incentive equity awards granted by the Company. The Company recognized a net tax benefit of $6 million and $4 million during the three months ended March 31, 2014 and 2013, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the three months ended March 31, 2014, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $19 million due to the vesting of RSUs and PSUs. As of March 31, 2014, the Company’s APIC Pool balance was $97 million.

The Company paid $44 million and $25 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2014 and 2013, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended March 31,
	2014			2013
	Net Revenues		EBITDA	Net Revenues	EBITDA
Lodging (a)	$237	(c)	$64	$222	$58
Vacation Exchange and Rentals	379		85	374	94
Vacation Ownership	593		115	549	111
Total Reportable Segments	1,209		264	1,145	263
Corporate and Other (b)	(16)		(34)	(12)	(29)
Total Company	$1,193		$230	$1,133	$234

Reconciliation of EBITDA to Net Income

			Three Months Ended March 31,
			2014		2013
EBITDA			$230		$234
Depreciation and amortization			56		52
Interest expense			27		32
Early extinguishment of debt			—		111
Interest income			(2)		(2)
Income before income taxes			149		41
Provision for income taxes			59		14
Net income			$90		$27

(a)
Includes $9 million and $8 million of intersegment trademark fees during the three months ended March 31, 2014 and 2013, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

(c)	Includes $2 million of hotel management reimbursable revenues which are charged to the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

15.	Restructuring
During the fourth quarter of 2013, the Company committed to an organizational realignment initiative at its lodging business, primarily focused on optimizing its marketing structure. During the three months ended March 31, 2014, the Company reduced its liability with $3 million of cash payments. The remaining liability of $4 million as of March 31, 2014 is expected to be paid in cash primarily by the end of 2014.

In addition to the restructuring plan implemented during 2013, the Company has a remaining liability of $4 million as of March 31, 2014 for prior restructuring plans.

The activity associated with the Company's restructuring plans is summarized by category as follows:

	Liability as of		Liability as of
	December 31, 2013	Cash Payments	March 31, 2014
Personnel-related	$6	$(3)	$3
Facility-related	4	—	4
Contract terminations	1	—	1
	$11	$(3)	$8

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $39 million as of both March 31, 2014 and December 31, 2013. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2014, the letter of credit was $53 million.

As of March 31, 2014, the $39 million of Separation related liabilities is comprised of $35 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $23 million is included within current due to former Parent and subsidiaries and $14 million is included within long-term due to former Parent and subsidiaries as of March 31, 2014 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is included within other current liabilities as of March 31, 2014 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million, as of both March 31, 2014 and December 31, 2013, of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is included within other current assets on the Consolidated Balance Sheets.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2014 and 2013. These operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2014	2013	% Change
Lodging
Number of rooms (a)	646,900	631,800	2.4
RevPAR (b)	$32.30	$31.05	4.0
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,727	3,668	1.6
Exchange revenue per member (d)	$200.78	$210.96	(4.8)
Vacation rental transactions (in 000s) (e) (f)	429	423	1.4
Average net price per vacation rental (f) (g)	$410.04	$392.64	4.4
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$410,000	$384,000	6.8
Tours (in 000s) (j)	170	163	4.3
Volume Per Guest (“VPG”) (k)	$2,272	$2,211	2.8

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(f)	Includes the impact from acquisitions from the acquisition dates forward. Therefore, such operating statistics for 2014 are not presented on a comparable basis to the 2013 operating statistics.

(g)
Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees during the period divided by the number of vacation rental transactions during the period.

(h)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model ("WAAM") Fee-for-Service, before the net effect of percentage-of-completion ("POC") accounting and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended March 31 (in millions):

	2014	2013
Gross VOI sales	$410	$384	(2)
Less: WAAM Fee-for-Service sales (1)	44	36
Gross VOI sales, net of WAAM Fee-for-Service sales	366	347	(3)
Less: Loan loss provision	60	84
Less: Impact of POC accounting	3	—
Vacation ownership interest sales	$303	$263

(1) Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $33 million and $24 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
Includes $13 million of Gross VOI sales under our WAAM Just-in-Time inventory acquisition model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.

(3)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $25 million and $24 million during the three months ended March 31, 2014 and 2013, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business's tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013
Our consolidated results are as follows:

	Three Months Ended March 31,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$1,193	$1,133	$60
Expenses	1,022	952	(70)
Operating income	171	181	(10)
Other income, net	(3)	(1)	2
Interest expense	27	32	5
Early extinguishment of debt	—	111	111
Interest income	(2)	(2)	—
Income before income taxes	149	41	108
Provision for income taxes	59	14	(45)
Net income	$90	$27	$63

Net revenues increased $60 million (5.3%) for the three months ended March 31, 2014 compared with the same period last year primarily resulting from (i) $44 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales and WAAM Fee-for-Service commissions and (ii) a $12 million increase at our lodging business (excluding $3 million of intersegment revenues) primarily from higher reimbursable revenues in our hotel management business and higher royalty and marketing and reservation (inclusive of Wyndham Rewards) revenues.

Expenses increased $70 million (7.4%) for the three months ended March 31, 2014 compared with the same period last year principally reflecting:

•	$40 million of higher expenses from operations primarily related to the revenue increases (excluding acquisitions);

•
a $15 million increase in legal expenses primarily related to the absence of an $11 million favorable impact from the settlement and partial insurance reimbursement of a lawsuit in our vacation ownership business, which occurred during the first quarter of 2013;

•	$6 million of expense related to an allowance recorded on an indemnification receivable that was established as a result of the Shell acquisition; and

•	a $6 million increase in foreign exchange loss related to the devaluation of the official exchange rate of Venezuela.

Early extinguishment of debt decreased due to the absence of $111 million of expenses incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes during first quarter of 2013.

Our effective tax rate increased from 34.1% during the first quarter of 2013 to 39.6% during the first quarter of 2014 primarily due to (i) the absence of a tax benefit derived from the loss on the early extinguishment of debt during the first quarter of 2013, and (ii) the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014.

As a result of these items, net income increased $63 million as compared to the first quarter of 2013.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2014 compared to March 31, 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014		2013		% Change
Lodging	$237	$222	6.8	$64	(b)	$58		10.3
Vacation Exchange and Rentals	379	374	1.3	85	(c)	94		(9.6)
Vacation Ownership	593	549	8.0	115		111	(e)	3.6
Total Reportable Segments	1,209	1,145	5.6	264		263		0.4
Corporate and Other (a)	(16)	(12)	*	(34)	(d)	(29)	(d)	*
Total Company	$1,193	$1,133	5.3	$230		$234		(1.7)

Reconciliation of EBITDA to Net Income

				2014		2013
EBITDA				$230		$234
Depreciation and amortization				56		52
Interest expense				27		32
Early extinguishment of debt				—		111	(f)
Interest income				(2)		(2)
Income before income taxes				149		41
Provision for income taxes				59		14
Net income				$90		$27

(*)	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)	Includes $4 million of costs associated with an executive's departure.

(c)	Includes $10 million of foreign currency loss related to the devaluation of the official exchange rate of Venezuela.

(d)	Includes $34 million and $29 million of corporate costs during the three months ended March 31, 2014 and 2013, respectively.

(e)
Includes $2 million of costs incurred in connection with the acquisition of the Midtown 45 property in New York City through the consolidation of a special purpose entity ("SPE"), which is being converted to WAAM Just-in-Time inventory.

(f)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

Lodging

Net revenues increased $15 million (6.8%) and EBITDA increased $6 million (10.3%) during the three months ended March 31, 2014 compared with the same period during 2013. EBITDA was unfavorably impacted by $4 million of expenses associated with the departure of an executive from the Company during the first quarter of 2014.

Net revenues reflected a $5 million increase in royalty and marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 4.0% increase in RevPAR resulting from stronger occupancy and average daily rates and (ii) a 2.4% increase in system size. Other franchise fees contributed $2 million of revenues and EBITDA. Net revenues also reflect a $2 million decrease in ancillary revenues primarily due to lower property management system sales.

The increase in net revenues also reflects $12 million of higher reimbursable revenues (inclusive of $2 million of intersegment revenues) in our hotel management business which had no impact on EBITDA. Such increase was primarily the result of new management agreements executed during 2013.

Net revenues and EBITDA decreased $3 million and $2 million, respectively, from our owned hotels compared to same period last year due to the impact of renovations at our Wyndham Grand Hotel in Puerto Rico.

EBITDA was favorably impacted by $4 million of lower expenses resulting from timing of marketing spend and various cost savings.

As of March 31 2014, we had approximately 7,500 properties and 646,900 rooms in our system. Additionally, our hotel development pipeline included over 950 hotels and approximately 116,600 rooms, of which 60% were international and 69% were new construction as of March 31, 2014.

Vacation Exchange and Rentals

Net revenues increased $5 million (1.3%) and EBITDA declined by $9 million (9.6%) during the first quarter of 2014 compared with the first quarter of 2013. Foreign currency translation favorably impacted net revenues by $4 million and unfavorably impacted EBITDA by $1 million. EBITDA also reflects a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014 compared to a $4 million Venezuela foreign exchange loss during the first quarter of 2013.

Our acquisition of a vacation rental business had no impact on net revenues and reduced EBITDA by $1 million during the first quarter of 2014 due to seasonality.

Net revenues generated from rental transactions and related services increased $10 million. Excluding a favorable foreign currency translation impact of $6 million, net revenues generated from rental transactions and related services increased $4 million due to (i) a 1.4% increase in rental transaction volume primarily at our Denmark-based business and (ii) a 0.8% increase in average net price per vacation rental driven by strength in higher priced accommodations in our Holland-based business and ski locations in our North American-based business, partially offset by lower yield in our Denmark-based business.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $6 million. Excluding an unfavorable foreign currency translation impact of $2 million, exchange and related service revenues decreased $4 million primarily due to a 3.7% reduction in exchange revenue per member primarily resulting from a decline in Latin America due largely to the ongoing economic and political environment impacting our Venezuela customer base, as well as the impact from the unusually severe weather in North America. Such decline was partially offset by the benefit of a 1.6% increase in the average number of members principally resulting from an increase in the member base in North America and Latin America.

Vacation Ownership

Net revenues increased $44 million (8.0%) and EBITDA increased $4 million (3.6%), respectively, during the three months ended March 31, 2014 compared with the same period of 2013.

Gross VOI sales increased $26 million (6.8%) compared to the same period last year principally due to a 4.3% increase in tour flow and a 2.8% increase in VPG. The increase in tour flow reflected our continual focus on marketing programs directed toward new owner generation. The increase in VPG was primarily attributable to a higher average transaction size.

Net VOI revenue increased $40 million compared to the same period last year primarily due to (i) a $24 million decrease in our provision for loan losses due to a lower provision rate resulting from favorable default trends and (ii) higher gross VOI sales, net of WAAM Fee-for-Service sales.

Commission revenues and EBITDA generated by WAAM Fee-for-Service grew by $9 million and $6 million, respectively, compared to the prior year, primarily resulting from an $8 million increase in gross VOI sales under WAAM Fee-for-Service and a higher average commission rate earned.

Consumer financing revenues were flat principally due to higher weighted average interest rates earned on contract receivables offset by a lower average portfolio balance. EBITDA increased $3 million reflecting lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.9% from 4.5% and lower average borrowings on our securitized debt facilities. As a result, our net interest income margin increased to 83% compared to 80% during 2013.

Property management revenues and EBITDA decreased $4 million and $5 million, respectively, resulting primarily from non-recurring expenses that are not reimbursable from the club. Additionally, EBITDA was unfavorably impacted by higher general and administrative expenses.

In addition, EBITDA was unfavorably impacted by:

•	$15 million of higher sales and marketing expenses due to increased VOI sales;

•
$15 million of higher legal expenses primarily due to the $11 million favorable impact from a reversal of a litigation reserve and the receipt of an insurance reimbursement related to the settlement of a lawsuit during the first quarter of 2013; and

•	a $6 million expense related to an allowance recorded on an indemnification receivable established as a result of the Shell acquisition.

Corporate and Other

Corporate and Other revenues, which primarily represent the elimination of intersegment revenues, charged principally between our vacation ownership and lodging businesses, decreased $4 million during the three months ended March 31, 2014 compared to 2013.

Corporate expenses (excluding intercompany expense eliminations) increased $5 million during the three months ended March 31, 2014 compared with the same period in the prior year primarily due to higher employee costs and professional fees.

RESTRUCTURING PLANS

During the fourth quarter of 2013, we committed to an organizational realignment initiative at our lodging business, primarily focused on optimizing our marketing structure. During the three months ended March 31, 2014, we reduced our liability with $3 million of cash payments. The remaining liability of $4 million as of March 31, 2014 is expected to be paid in cash primarily by the end of 2014.

In addition to the restructuring plan implemented during 2013, we have a remaining liability of $4 million as of March 31, 2014 for prior restructuring plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2014	December 31, 2013	Change
Total assets	$10,022	$9,741	$281
Total liabilities	8,498	8,116	382
Total equity	1,524	1,625	(101)

Total assets increased $281 million from December 31, 2013 to March 31, 2014 primarily due to:

•	a $237 million increase in trade receivables, net, primarily due to seasonality at our vacation rentals businesses; and

•
a $70 million increase in other current assets primarily due to (i) increased escrow deposits and deferred costs primarily related to seasonality of advanced bookings received on vacation rental transactions and (ii) restricted cash related to our vacation ownership contract receivables securitizations.

Such increases were partially offset by a $45 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions exceeding net loan originations.

Total liabilities increased $382 million from December 31, 2013 to March 31, 2014 primarily due to:

•	a $242 million increase in accounts payable primarily due to higher homeowner liabilities resulting from seasonality at our vacation rentals businesses; and

•	a $143 million increase in deferred income primarily resulting from seasonality of advanced arrival-based bookings within our vacation rentals businesses.

Total equity decreased $101 million from December 31, 2013 to March 31, 2014 primarily due to $150 million of stock repurchases and $45 million of dividends, partially offset by $90 million of net income during the first quarter of 2014.

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

Our five-year revolving credit facility, which expires in July 2018, has a total capacity of $1.5 billion and available capacity of $1.3 billion, net of letters of credit and commercial paper borrowings, as of March 31, 2014. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of March 31, 2014, we had $156 million and $28 million of outstanding commercial paper borrowings, related to the U.S. and European programs, respectively.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2015, has a total capacity of $650 million and available capacity of $494 million as of March 31, 2014.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

During the three months ended March 31, 2014 and 2013, the net change in cash and cash equivalents was $9 million and $22 million, respectively. The following table summarizes such changes:

	Three Months Ended March 31,
	2014	2013	Change
Cash provided by/(used in)
Operating activities	$315	$274	$41
Investing activities	(88)	(253)	165
Financing activities	(219)	7	(226)
Effects of changes in exchange rates on cash and cash equivalents	1	(6)	7
Net change in cash and cash equivalents	$9	$22	$(13)

Operating Activities

During the three months ended March 31, 2014, net cash provided from operations increased $41 million as compared to the three months ended March 31, 2013, primarily due to favorable working capital utilization.

Investing Activities

During the three months ended March 31, 2014, net cash used in investing activities decreased by $165 million as compared to the three months ended March 31, 2013, which principally reflects lower acquisition payments of $112 million and $48 million of lower development advance payments at our lodging business.

Financing Activities

During the three months ended March 31, 2014, net cash used in financing activities increased by $226 million compared to the three months ended March 31, 2013, which principally reflected $225 million of lower net borrowings of non-securitized debt.

Capital Deployment

We focus on optimizing cash flow and seek to deploy capital for the highest possible returns. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to derive a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis as well as grow the business through merger and acquisition activities. In addition, we will return cash to shareholders through the repurchase of common stock and payment of dividends.

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $750 million in 2014. During 2014, we anticipate net cash provided by operating activities of approximately $1.0 billion and net cash used on capital expenditures of $235 million to $245 million. Net cash provided by operating activities less capital expenditures amounted to $770 million during 2013, which was comprised of net cash provided by operating activities of approximately $1.0 billion less capital expenditures of $238 million. The decrease in the 2014 expected net cash provided by operating activities less capital expenditures of approximately $20 million is related to the higher anticipated spending on cash taxes partially offset by better operating performance and working capital utilization during 2014. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the three months ended March 31, 2014, we spent $21 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2014, we anticipate spending approximately $165 million to $175 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2013 through 2017 is expected to be approximately $200 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next 4 to 5 years.

We spent $46 million on capital expenditures during the three months ended March 31, 2014, primarily on information technology enhancement projects and renovations of owned bungalows at our Landal GreenParks business.

In an effort to support growth in our lodging business, we will continue to provide development advances which may include additional agreements with multi-unit owners. We will also continue to provide other forms of financial support.

In connection with our focus on optimizing cash flow, we are expanding our approach to our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as WAAM Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we may purchase finished inventory at a future date as needed or as obligated under the agreement.
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

Under our current stock repurchase program, we repurchased 2.1 million shares at an average price of $72.00 for a cost of $150 million during the three months ended March 31, 2014. From August 20, 2007 through March 31, 2014 we repurchased 64.8 million shares at an average price of $39.52 for a cost of $2.6 billion and repurchase capacity increased $77 million from proceeds received from stock option exercises.

As of March 31, 2014, we have repurchased under our current and prior stock repurchase plans, a total of 89.9 million shares at an average price of $37.50 for a cost of $3.4 billion since our separation from Cendant ("Separation").

During the period April 1, 2014 through April 23, 2014, we repurchased an additional 0.6 million shares at an average price of $71.98 for a cost of $42 million. We currently have $476 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the three months ended March 31, 2014 and March 31, 2013, we paid cash dividends of $0.35 and $0.29 per share ($48 million and $41 million in the aggregate), respectively.

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

Financial Obligations
Long-Term Debt Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2014, our consolidated interest coverage ratio was 9.7 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2014, our consolidated leverage ratio was 2.4 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of March 31, 2014, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2014, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of March 31, 2014, we had $494 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of March 31, 2014, we had $184 million of outstanding borrowings and the total available capacity was $1.1 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $336 million outstanding as of March 31, 2014. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

SEASONALITY

We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual subscription fees or annual membership dues, as applicable, exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters because of increased leisure travel during the spring and summer months. Revenues from vacation rentals are generally highest in the third quarter when vacation arrivals are highest, combined with a compressed booking window. Revenues from vacation exchange fees are generally highest in the first quarter which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of March 31, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $26 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/14- 3/31/15	4/1/15- 3/31/16	4/1/16- 3/31/17	4/1/17- 3/31/18	4/1/18- 3/31/19	Thereafter	Total
Securitized debt (a)	$192	$231	$290	$199	$198	$869	$1,979
Long-term debt (b)	52	50	661	476	209	1,438	2,886
Interest on debt (c)	162	157	146	122	99	236	922
Operating leases	86	70	55	47	41	221	520
Other purchase commitments	157	84	58	28	10	23	360
Inventory sold subject to conditional repurchase (d)	59	37	40	42	45	142	365
Separation liabilities (e)	25	14	—	—	—	—	39
Total (f) (g)	$733	$643	$1,250	$914	$602	$2,929	$7,071

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes a $107 million purchase commitment for WAAM Just-in-Time inventory from an SPE, which is consolidated in our financial statements, of which $95 million is included in long-term debt.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)	Represents obligations to repurchase completed vacation ownership property from a third-party developer (See Note 11 – Commitments and Contingencies for further detail).

(e)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 16 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(f)
Excludes $37 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(g)
Excludes other guarantees at our lodging business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Note 11 – Commitments and Contingencies for further details).

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 14, 2014, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures.

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1-31, 2014	286,820	$72.64	286,820	$646,682,097
February 1-28, 2014	986,134	$70.45	986,134	$577,212,054
March 1-31, 2014	810,300	$73.66	810,300	$517,521,982
Total	2,083,254	$72.00	2,083,254	$517,521,982
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program five times, most recently on July 23, 2013 for $750 million, bringing the total authorization under the program to $3.0 billion as of March 31, 2014.
During the period April 1, 2014 through April 23, 2014, we repurchased an additional 0.6 million shares at an average price of $71.98. We currently have $476 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: April 24, 2014	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 24, 2014	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*	Amendment No. 3 to Employment Agreement with Franz S. Hanning, dated February 28, 2014
10.2*	Amendment No. 4 to Employment Agreement with Geoff Ballotti, dated March 28, 2014
10.3*	Termination and Release Agreement with Eric Danziger, dated February 28, 2014
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report