Form 10-Q
period 2014-06-30
WYNDHAM WORLDWIDE CORP
filed 2014-07-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
125,163,498 shares of common stock outstanding as of June 30, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of June 30, 2014, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and the related consolidated statements of cash flows and equity for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 24, 2014

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues
Service and membership fees	$616	$583	$1,205	$1,152
Vacation ownership interest sales	382	347	685	611
Franchise fees	166	152	293	274
Consumer financing	106	106	211	211
Other	73	65	142	139
Net revenues	1,343	1,253	2,536	2,387
Expenses
Operating	572	548	1,106	1,056
Cost of vacation ownership interests	42	32	81	64
Consumer financing interest	17	20	35	40
Marketing and reservation	206	181	387	357
General and administrative	181	177	376	342
Depreciation and amortization	59	54	115	106
Total expenses	1,077	1,012	2,100	1,965
Operating income	266	241	436	422
Other income, net	(1)	(2)	(5)	(3)
Interest expense	29	34	56	66
Early extinguishment of debt	—	—	—	111
Interest income	(3)	(2)	(5)	(4)
Income before income taxes	241	211	390	252
Provision for income taxes	88	78	146	92
Net income	153	133	244	160
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to Wyndham shareholders	$153	$133	$243	$160
Earnings per share
Basic	$1.21	$0.99	$1.91	$1.18
Diluted	1.20	0.98	1.89	1.17

Cash dividends declared per share	$0.35	$0.29	$0.70	$0.58

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$153	$133	$244	$160
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	11	(35)	23	(67)
Unrealized gain on cash flow hedges	—	1	—	2
Other comprehensive income/(loss), net of tax	11	(34)	23	(65)
Comprehensive income	164	99	267	95
Net income attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income attributable to Wyndham shareholders	$164	$99	$266	$95

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$247	$194
Trade receivables, net	493	505
Vacation ownership contract receivables, net	296	305
Inventory	322	346
Prepaid expenses	167	153
Deferred income taxes	93	108
Other current assets	436	329
Total current assets	2,054	1,940
Long-term vacation ownership contract receivables, net	2,410	2,448
Non-current inventory	710	677
Property and equipment, net	1,553	1,555
Goodwill	1,601	1,590
Trademarks, net	723	723
Franchise agreements and other intangibles, net	418	429
Other non-current assets	388	379
Total assets	$9,857	$9,741
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$187	$184
Current portion of long-term debt	50	49
Accounts payable	525	360
Deferred income	579	451
Due to former Parent and subsidiaries	25	23
Accrued expenses and other current liabilities	801	723
Total current liabilities	2,167	1,790
Long-term securitized vacation ownership debt	1,704	1,726
Long-term debt	2,772	2,882
Deferred income taxes	1,198	1,173
Deferred income	197	192
Due to former Parent and subsidiaries	12	14
Other non-current liabilities	320	339
Total liabilities	8,370	8,116
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 216,616,466 shares in 2014 and 215,578,445 shares in 2013	2	2
Treasury stock, at cost – 91,619,119 shares in 2014 and 87,206,462 shares in 2013	(3,511)	(3,191)
Additional paid-in capital	3,864	3,858
Retained earnings	984	832
Accumulated other comprehensive income	145	122
Total stockholders’ equity	1,484	1,623
Noncontrolling interest	3	2
Total equity	1,487	1,625
Total liabilities and equity	$9,857	$9,741

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income	$244	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115	106
Provision for loan losses	130	174
Deferred income taxes	33	27
Stock-based compensation	31	25
Excess tax benefits from stock-based compensation	(19)	(12)
Loss on early extinguishment of debt	—	106
Non-cash interest	11	15
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	24	(16)
Vacation ownership contract receivables	(70)	(79)
Inventory	27	30
Prepaid expenses	(14)	(35)
Other current assets	(51)	(77)
Accounts payable, accrued expenses and other current liabilities	206	204
Deferred income	122	125
Other, net	4	5
Net cash provided by operating activities	793	758
Investing Activities
Property and equipment additions	(98)	(104)
Net assets acquired, net of cash acquired	(17)	(128)
Development advances	(10)	(52)
Equity investments and loans	(1)	(1)
Proceeds from asset sales	5	—
Decrease in securitization restricted cash	1	11
Increase in escrow deposit restricted cash	(37)	(30)
Other, net	(3)	(1)
Net cash used in investing activities	(160)	(305)
Financing Activities
Proceeds from securitized borrowings	824	660
Principal payments on securitized borrowings	(843)	(763)
Proceeds from long-term debt	44	310
Principal payments on long-term debt	(73)	(272)
Repayments of commercial paper, net	(103)	(105)
Proceeds from note issuances	—	843
Repurchase of notes	—	(636)
Proceeds from vacation ownership inventory arrangement	—	87
Dividends to shareholders	(93)	(80)
Repurchase of common stock	(309)	(313)
Excess tax benefits from stock-based compensation	19	12
Debt issuance costs	(7)	(12)
Net share settlement of incentive equity awards	(44)	(25)
Other, net	(1)	—
Net cash used in financing activities	(586)	(294)
Effect of changes in exchange rates on cash and cash equivalents	6	(12)
Net increase in cash and cash equivalents	53	147
Cash and cash equivalents, beginning of period	194	195
Cash and cash equivalents, end of period	$247	$342

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	243	—	1	244
Other comprehensive income	—	—	—	—	—	23	—	23
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	31	—	—	—	31
Repurchase of common stock	(4)	—	(320)	—	—	—	—	(320)
Change in excess tax benefit on equity awards	—	—	—	19	—	—	—	19
Dividends	—	—	—	—	(91)	—	—	(91)
Balance as of June 30, 2014	125	$2	$(3,511)	$3,864	$984	$145	$3	$1,487

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	160	—	—	160
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(25)	—	—	—	(25)
Change in deferred compensation	—	—	—	25	—	—	—	25
Repurchase of common stock	(5)	—	(315)	—	—	—	—	(315)
Change in excess tax benefit on equity awards	—	—	—	12	—	—	—	12
Dividends	—	—	—	—	(81)	—	—	(81)
Balance as of June 30, 2013	133	$2	$(2,916)	$3,832	$637	$86	$1	$1,642

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

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Foreign Currency Matters. In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning after December 15, 2013 and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2014, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
Net income attributable to Wyndham shareholders	$153		$133	$243		$160
Basic weighted average shares outstanding	127		135	127		136
SSARs, RSUs and PSUs (a) (b)	1	(c)	1	2	(c)	1
Weighted average diluted shares outstanding	128		136	129		137
Earnings per share:
Basic	$1.21		$0.99	$1.91		$1.18
Diluted	1.20		0.98	1.89		1.17
Dividends:
Aggregate dividends paid to shareholders	$45		$39	$93		$80

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 681,000 performance vested restricted stock units ("PSUs") for both the three and six months ended June 30, 2014 and 834,000 for both the three and six months ended June 30, 2013, as the Company has not met the required performance metrics.

(c)	Excludes 11,000 stock-settled stock appreciation rights ("SSARs") for both the three and six months ended June 30, 2014, as their inclusion would have been anti-dilutive to EPS.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2013	62.7	$2,410	$38.44
For the six months ended June 30, 2014	4.4	320	72.45
As of June 30, 2014	67.1	$2,730	40.68

The Company had $348 million of remaining availability in its program as of June 30, 2014. The total capacity of the program was increased by proceeds received from stock option exercises.

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

During the first half of 2014, the Company completed business acquisitions for $16 million in cash, net of cash acquired, and $1 million of contingent consideration. The preliminary purchase price allocations resulted in the recognition of (i) $9 million of inventory, all of which was allocated to the Company's Vacation Ownership segment, and (ii) $2 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 12 years, all of which were assigned to the Company's Vacation Exchange and Rentals segment. These acquisitions were not material to the Company's results of operations, financial position or cash flows.

4.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30, 2014	December 31, 2013
Current vacation ownership contract receivables:
Securitized	$221	$222
Non-securitized	134	140
	355	362
Less: Allowance for loan losses	59	57
Current vacation ownership contract receivables, net	$296	$305
Long-term vacation ownership contract receivables:
Securitized	$1,958	$1,982
Non-securitized	965	975
	2,923	2,957
Less: Allowance for loan losses	513	509
Long-term vacation ownership contract receivables, net	$2,410	$2,448

During the three and six months ended June 30, 2014, the Company’s securitized vacation ownership contract receivables generated interest income of $73 million and $143 million, respectively. During the three and six months ended June 30, 2013, such amounts were $76 million and $153 million, respectively. Such interest income is included in consumer financing revenues on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2014 and 2013, the Company originated vacation ownership contract receivables of $474 million and $482 million, respectively, and received principal collections of $404 million and $403 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.5% as of both June 30, 2014 and December 31, 2013.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	130
Contract receivables write-offs, net	(124)
Allowance for loan losses as of June 30, 2014	$572

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	174
Contract receivables write-offs, net	(149)
Allowance for loan losses as of June 30, 2013	$522
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $70 million and $130 million as a reduction of net revenues during the three and six months ended June 30, 2014, respectively, and $90 million and $174 million during the three and six months ended June 30, 2013, respectively.
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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,501	$1,036	$214	$107	$303	$3,161
31 - 60 days	10	19	19	3	4	55
61 - 90 days	8	11	13	3	2	37
91 - 120 days	5	8	10	1	1	25
Total	$1,524	$1,074	$256	$114	$310	$3,278

	As of December 31, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,515	$1,060	$224	$108	$280	$3,187
31 - 60 days	10	24	20	4	4	62
61 - 90 days	7	13	13	2	2	37
91 - 120 days	5	11	13	3	1	33
Total	$1,537	$1,108	$270	$117	$287	$3,319

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

5.	Inventory
Inventory consisted of:

	June 30, 2014	December 31, 2013
Land held for VOI development	$102	$102
VOI construction in process	110	84
Inventory sold subject to conditional repurchase (*)	123	123
Completed VOI inventory	401	422
Estimated recoveries	233	227
Exchange and rentals vacation credits and other	63	65
Total inventory	1,032	1,023
Less: Current portion	322	346
Non-current inventory	$710	$677

(*)	Comprised of $85 million of VOI construction in process and $38 million of land held for VOI development.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2014, the Company transferred $18 million from property and equipment to VOI inventory.

Inventory Sale Transactions
During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment in exchange for cash consideration and a note receivable. The Company recognized no gain or loss on these transactions.

In connection with such transactions, the Company had outstanding obligations of $132 million as of June 30, 2014, of which $56 million was included within accrued expenses and other current liabilities and $76 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2013, the Company had outstanding obligations of $129 million, of which $47 million was included within accrued expenses and other current liabilities and $82 million was included within other non-current liabilities on the Consolidated Balance Sheet. In addition, the Company had a note receivable of $31 million and $30 million, as of June 30, 2014 and December 31, 2013, respectively, which was included within other current assets on the Consolidated Balance Sheets. Interest on the note receivable accrues at 3% per annum and is expected to be paid with the principal at maturity in December 2014 (see Note 11 - Commitments and Contingencies for more detailed information).

6.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2014	December 31, 2013
Securitized vacation ownership debt: (a)
Term notes	$1,600	$1,648
Bank conduit facility	291	262
Total securitized vacation ownership debt	1,891	1,910
Less: Current portion of securitized vacation ownership debt	187	184
Long-term securitized vacation ownership debt	$1,704	$1,726
Long-term debt: (b)
Revolving credit facility (due July 2018)	$16	$23
Commercial paper	107	210
$315 million 6.00% senior unsecured notes (due December 2016) (c)	318	318
$300 million 2.95% senior unsecured notes (due March 2017)	299	298
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	447
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	246	246
$650 million 4.25% senior unsecured notes (due March 2022) (d)	646	643
$400 million 3.90% senior unsecured notes (due March 2023) (e)	403	387
Capital leases	186	191
Other	99	114
Total long-term debt	2,822	2,931
Less: Current portion of long-term debt	50	49
Long-term debt	$2,772	$2,882

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities ("SPEs"), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,287 million and $2,314 million of underlying gross vacation ownership contract receivables and related assets as of June 30, 2014 and December 31, 2013, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $16 million and $17 million as of June 30, 2014 and December 31, 2013, respectively.

(c)	Includes $3 million of unamortized gains from the settlement of a derivative as of both June 30, 2014 and December 31, 2013.

(d)	Includes a $2 million increase and $2 million decrease in the carrying value resulting from a fair value hedge derivative as of June 30, 2014 and December 31, 2013, respectively.

(e)	Includes a $5 million increase and $10 million decrease in the carrying value resulting from a fair value hedge derivative as of June 30, 2014 and December 31, 2013, respectively.

Commercial Paper

The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of June 30, 2014, the Company had outstanding borrowings of $107 million at a weighted average interest rate of 0.63%, all of which was under its U.S. commercial paper program. As of December 31, 2013, the Company had $210 million of outstanding borrowings at a weighted average interest rate of 0.74% under its commercial paper programs. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges

The Company has fixed to variable interest rate swap agreements with notional amounts of $400 million of its 3.90% senior unsecured notes and $100 million of its 4.25% senior unsecured notes. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of June 30, 2014, the variable interest rates were 2.39% and

2.30% for the 3.90% and 4.25% senior unsecured notes, respectively. The Company had a $7 million asset and a $12 million liability recorded as of June 30, 2014 and December 31, 2013, respectively, which represented the aggregate fair value of these interest rate swap agreements.

2014 Debt Issuances

Sierra Timeshare 2014-1 Receivables Funding, LLC. During March 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-1 Receivables Funding, LLC, in the initial principal amount of $425 million at an advance rate of 88%. These borrowings bear interest at a weighted average coupon rate of 2.15% and are secured by vacation ownership contract receivables. As of June 30, 2014, the Company had $366 million of outstanding borrowings under these term notes.

Early Extinguishment of Debt

During the first quarter of 2013, the Company repurchased a portion of its 5.75% and 7.375% senior unsecured notes totaling $446 million through tender offers, repurchased $42 million of its 6.00% senior unsecured notes on the open market and executed a redemption option for the remaining $43 million outstanding on its 9.875% senior unsecured notes. As a result, the Company repurchased a total of $531 million of its outstanding senior unsecured notes and incurred expenses of $111 million, of which $106 million was cash and $5 million was non-cash, during the six months ended June 30, 2013, which are included within early extinguishment of debt on the Consolidated Statement of Income.
Maturities and Capacity

The Company’s outstanding debt as of June 30, 2014 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$187	$50	$237
Between 1 and 2 years	262	51	313
Between 2 and 3 years	354	662	1,016
Between 3 and 4 years	180	477	657
Between 4 and 5 years	178	138	316
Thereafter	730	1,444	2,174
	$1,891	$2,822	$4,713

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2014, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility(a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	291	16
Letters of credit	—	9
Commercial paper borrowings	—	107	(b)
Available Capacity	$359	$1,368

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Interest Expense

The Company incurred non-securitized interest expense of $29 million and $56 million during the three and six months ended June 30, 2014, respectively. Such amounts consist primarily of interest on long-term debt, partially offset by capitalized interest of $1 million and $2 million for the three and six months ended June 30, 2014, respectively, and are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $56 million during the six months ended June 30, 2014.

The Company incurred non-securitized interest expense of $34 million and $66 million during the three and six months ended June 30, 2013, respectively. Such amounts consist primarily of interest on long-term debt, partially offset by capitalized interest of $1 million and $2 million for the three and six months ended June 30, 2013, respectively, and are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company's non-securitized debt was $63 million during the six months ended June 30, 2013.

Interest expense incurred in connection with the Company's securitized vacation ownership debt during the three and six months ended June 30, 2014 was $17 million and $35 million, respectively, and $20 million and $40 million during the three and six months ended June 30, 2013, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $26 million and $32 million during the six months ended June 30, 2014 and 2013, respectively.

7.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of a variable interest entity ("VIE"), the Company analyzes its variable interests, including loans, guarantees, SPEs and equity investments to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2014	December 31, 2013
Securitized contract receivables, gross (a)	$2,179	$2,204
Securitized restricted cash (b)	91	92
Interest receivables on securitized contract receivables (c)	16	17
Other assets (d)	1	1
Total SPE assets (e)	2,287	2,314
Securitized term notes (f)	1,600	1,648
Securitized conduit facilities (f)	291	262
Other liabilities (g)	1	2
Total SPE liabilities	1,892	1,912
SPE assets in excess of SPE liabilities	$395	$402

(a)
Included in current ($221 million and $222 million as of June 30, 2014 and December 31, 2013, respectively) and non-current ($1,958 million and $1,982 million as of June 30, 2014 and December 31, 2013, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($66 million and $64 million as of June 30, 2014 and December 31, 2013, respectively) and other non-current assets ($25 million and $28 million as of June 30, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $26 million and $28 million as of June 30, 2014 and December 31, 2013, respectively, related to securitized debt.

(f)
Included in current ($187 million and $184 million as of June 30, 2014 and December 31, 2013, respectively) and long-term ($1,704 million and $1,726 million as of June 30, 2014 and December 31, 2013, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt of $1 million and $2 million as of June 30, 2014 and December 31, 2013, respectively, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,099 million and $1,115 million as of June 30, 2014 and December 31, 2013, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30, 2014	December 31, 2013
SPE assets in excess of SPE liabilities	$395	$402
Non-securitized contract receivables	1,099	1,115
Less: Allowance for loan losses	572	566
Total, net	$922	$951
In addition to restricted cash related to securitizations, the Company had $100 million and $57 million of restricted cash related to escrow deposits as of June 30, 2014 and December 31, 2013, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

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

The assets and liabilities of the SPE are as follows:

	June 30, 2014	December 31, 2013
Cash	$—	$4
Property and equipment, net	89	111
Total SPE assets	89	115
Accrued expenses and other current liabilities	2	2
Long-term debt (*)	95	107
Total SPE liabilities	97	109
SPE (deficit)/equity	$(8)	$6

(*)
As of June 30, 2014, included $88 million for a four-year mortgage note and $7 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2013, included $99 million for a four-year mortgage note and $8 million of mandatorily redeemable equity, of which $30 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During the second quarter of 2014, the Company purchased $28 million of property and equipment from the SPE.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	June 30, 2014			December 31, 2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$8	$8	$—	$5	$5	$—
Foreign exchange contracts	2	2	—	2	2	—
Securities available-for-sale (b)	—	—	—	6	—	6
Total assets	$10	$10	$—	$13	$7	$6
Liabilities
Derivatives: (c)
Interest rate contracts	$—	$—	$—	$13	$13	$—
Foreign exchange contracts	3	3	—	2	2	—
Total liabilities	$3	$3	$—	$15	$15	$—

(a)
Included in other current assets ($2 million and $6 million as of June 30, 2014 and December 31, 2013, respectively) and other non-current assets ($8 million and $1 million as of June 30, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)
Included in accrued expenses and other current liabilities ($3 million and $2 million as of June 30, 2014 and December 31, 2013, respectively) and other non-current liabilities ($13 million as of December 31, 2013) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,706	$3,295	$2,753	$3,326
Debt
Total debt	4,713	4,846	4,841	4,928

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

9.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. The amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income ("AOCI") to earnings over the next 12 months is not material. The impact of the freestanding foreign currency contracts was not material to the Company’s Consolidated Statements of Income during both the three and six months ended June 30, 2014 and 2013.

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in the fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The amount of gains or losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material. The impact of the freestanding derivatives was not material to the Company’s Consolidated Statements of Income during both the three and six months ended June 30, 2014 and 2013.

Gains or losses recognized in AOCI for both the three and six months ended June 30, 2014 and 2013 were not material.

10.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2006.

The Company’s effective tax rate decreased from 37.0% during the three months ended June 30, 2013 to 36.5% during the three months ended June 30, 2014 primarily due to tax credits generated in Puerto Rico, partially offset by an increase in state taxes.

The Company's effective tax rate increased from 36.5% during the six months ended June 30, 2013 to 37.4% during the six months ended June 30, 2014 primarily due to (i) the absence of a tax benefit derived from the loss on the early extinguishment of debt during the first quarter of 2013, (ii) the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014 and (iii) an increase in state taxes. Such increases were partially offset by tax credits generated in Puerto Rico in the second quarter of 2014.

The Company made cash income tax payments, net of refunds, of $127 million and $96 million during the six months ended June 30, 2014 and 2013, respectively.

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

On June 26, 2012, the U.S. Federal Trade Commission ("FTC") filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC ("WHG"), Wyndham Hotels & Resorts Inc. ("WHR") and Wyndham Hotel Management Inc. ("WHM"), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company's results of operations, financial position or cash flows. On March 26, 2013, the Company's, WHG's, WHR's and WHM's motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR's motion to dismiss the lawsuit was denied on April 7, 2014. The Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The motion to dismiss filed by the Company, WHG and WHM was denied on June 23, 2014. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $24 million and $22 million as of June 30, 2014 and December 31, 2013, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant ("Separation"). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $28 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications

Lodging

From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of June 30, 2014, the maximum potential amount of future payments that may be made under these guarantees was $136 million with a combined annual cap of $39 million. The Company had an additional guarantee of $30 million with a $3 million cap for 2014 with no annual cap thereafter.

In connection with such performance guarantees, as of June 30, 2014, the Company maintained a liability of $37 million, of which $7 million was included in accrued expenses and other current liabilities and $30 million was included in other non-current liabilities on its Consolidated Balance Sheet. As of June 30, 2014, the Company also had a corresponding $41 million asset related to these guarantees, of which $4 million was included in other current assets and $37 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2013, the Company maintained a liability of $45 million, of which $8 million was included in accrued expenses and other current liabilities and $37 million was included in other non-current liabilities on its Consolidated Balance Sheet. As of December 31, 2013, the Company also had a corresponding $43 million asset related to the guarantees, of which $4 million was included in other current assets and $39 million was included in other non-current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and $2 million for the three and six months ended June 30, 2014, respectively, and $1 million during both the three and six months ended June 30, 2013, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $31 million as of June 30, 2014, of which $6 million was included in other current assets and $25 million was included in other non-current assets on the Company's Consolidated Balance Sheet. As of December 31, 2013, the Company had a receivable of $24 million which was included in other non-current assets on the Company's Consolidated Balance Sheet. Such receivables were the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership

The Company guarantees its vacation ownership subsidiary's obligations to repurchase completed property in Las Vegas, Nevada and Avon, Colorado from a third party developer subject to the properties meeting the Company's vacation ownership resort standards and provided that the third party developer has not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments were $365 million as of June 30, 2014.

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

12.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$111	$(8)	$(4)	$99
Period change	30	—	—	30
Balance, June 30, 2014	$141	$(8)	$(4)	$129

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$18	$4	$1	$23
Period change	(7)	—	—	(7)
Balance, June 30, 2014	$11	$4	$1	$16

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$129	$(4)	$(3)	$122
Period change	23	—	—	23
Balance, June 30, 2014	$152	$(4)	$(3)	$145

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2014, 16.3 million shares remained available.

Incentive Equity Awards Granted by the Company

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2014 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2013	2.6		$43.11	0.8		$43.36	1.1		$21.43
Granted (a)	0.7		72.96	0.2		72.97	0.1		72.97
Vested/exercised	(1.2)		36.77	(0.3)		30.61	—		—
Balance as of June 30, 2014	2.1	(b) (c)	56.79	0.7	(d)	57.98	1.2	(b) (e)	25.19

(a)	Primarily represents awards granted by the Company on February 27, 2014.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $109 million as of June 30, 2014, which is expected to be recognized over a weighted average period of 2.8 years.

(c)	Approximately 2.0 million RSUs outstanding as of June 30, 2014 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $26 million as of June 30, 2014.

(e)
Approximately 1.0 million SSARs are exercisable as of June 30, 2014. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2014 had an intrinsic value of $62 million and have a weighted average remaining contractual life of 2.1 years.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $14 million and $30 million during the three and six months ended June 30, 2014, respectively, and $14 million and $25 million during the three and six months ended June 30, 2013, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. The Company recognized a net tax benefit of $6 million and $12 million during the three and six months ended June 30, 2014, respectively, and $6 million and $10 million during the three and six months ended June 30, 2013, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the six months ended June 30, 2014, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $19 million due to the vesting of RSUs and PSUs. As of June 30, 2014, the Company’s APIC Pool balance was $97 million.

The Company paid $44 million and $25 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2014 and 2013, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended June 30,
	2014		2013
	Net Revenues	EBITDA	Net Revenues	EBITDA
Lodging (a)	$283	$87	$262	$78
Vacation Exchange and Rentals	402	89	376	85
Vacation Ownership	673	185	630	161
Total Reportable Segments	1,358	361	1,268	324
Corporate and Other (b)	(15)	(35)	(15)	(27)
Total Company	$1,343	$326	$1,253	$297

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

		Three Months Ended June 30,
		2014		2013
EBITDA		$326		$297
Depreciation and amortization		59		54
Interest expense		29		34
Interest income		(3)		(2)
Income before income taxes		241		211
Provision for income taxes		88		78
Net income attributable to Wyndham shareholders		$153		$133

(a)
Includes $11 million and $10 million of intersegment trademark fees during the three months ended June 30, 2014 and 2013, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment and are eliminated in Corporate and Other. Additionally, includes $2 million and $1 million of hotel management reimbursable revenues for the three months ended June 30, 2014 and 2013, respectively, which are charged to the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

	Six Months Ended June 30,
	2014		2013
	Net Revenues	EBITDA	Net Revenues	EBITDA
Lodging (a)	$520	$151	$485	$137
Vacation Exchange and Rentals	781	174	750	179
Vacation Ownership	1,266	300	1,179	272
Total Reportable Segments	2,567	625	2,414	588
Corporate and Other (b)	(31)	(69)	(27)	(57)
Total Company	$2,536	$556	$2,387	$531

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

		Six Months Ended June 30,
		2014		2013
EBITDA		$556		$531
Depreciation and amortization		115		106
Interest expense		56		66
Early extinguishment of debt		—		111
Interest income		(5)		(4)
Income before income taxes		390		252
Provision for income taxes		146		92
Net income		244		160
Net income attributable to noncontrolling interest		(1)		—
Net income attributable to Wyndham shareholders		$243		$160

(a)
Includes $20 million and $18 million of intersegment trademark fees during the six months ended June 30, 2014 and 2013, respectively, which is offset in expenses primarily at the Company's Vacation Ownership segment and are eliminated in Corporate and Other. Additionally, includes $4 million and $1 million of hotel management reimbursable revenues during the six months ended June 30, 2014 and 2013, respectively, which are charged to the Company's Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

15.	Restructuring
During the fourth quarter of 2013, the Company committed to an organizational realignment initiative at its lodging business, primarily focused on optimizing its marketing structure. During the six months ended June 30, 2014, the Company reduced its liability with $5 million of cash payments. The remaining liability of $1 million as of June 30, 2014 is expected to be paid in cash primarily by the end of 2014.

In addition to the restructuring plan implemented during 2013, the Company has a remaining liability of $4 million as of June 30, 2014 for prior restructuring plans.

The activity associated with the Company's restructuring plans is summarized by category as follows:

	Liability as of		Liability as of
	December 31, 2013	Cash Payments	June 30, 2014
Personnel-related	$6	$(5)	$1
Facility-related	4	—	4
Contract terminations	1	—	1
	$11	$(5)	$6

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates

Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $39 million as of both June 30, 2014 and December 31, 2013. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2014, the letter of credit was $53 million.

As of June 30, 2014, the $39 million of Separation related liabilities is comprised of $35 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $25 million is included within current due to former Parent and subsidiaries and $12 million is included within long-term due to former Parent and subsidiaries as of June 30, 2014 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is included within other current liabilities as of June 30, 2014 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million, as of both June 30, 2014 and December 31, 2013, of receivables due from former Parent and subsidiaries primarily relating to income taxes, which is included within other current assets on the Consolidated Balance Sheets.

17.	Subsequent Event
Securitization Term Transaction

On July 16, 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-2 Receivables Funding LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.12%. The advance rate for this transaction was 91%.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2014 and 2013. These operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2014	2013	% Change
Lodging
Number of rooms (a)	650,200	635,100	2.4
RevPAR (b)	$40.11	$38.00	5.6
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,748	3,686	1.7
Exchange revenue per member (d)	$179.17	$182.42	(1.8)
Vacation rental transactions (in 000s) (e) (f)	376	355	5.9
Average net price per vacation rental (f) (g)	$577.13	$540.38	6.8
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$496,000	$481,000	3.1
Tours (in 000s) (j)	208	206	1.0
Volume Per Guest (“VPG”) (k)	$2,280	$2,256	1.1

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended June 30 (in millions):

	2014	2013
Gross VOI sales	$496	$481
Less: WAAM Fee-for-Service sales (*)	40	44
Gross VOI sales, net of WAAM Fee-for-Service sales	456	437
Less: Loan loss provision	70	90
Less: Impact of POC accounting	4	—
Vacation ownership interest sales	$382	$347

(*) Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $30 million for both the three months ended June 30, 2014 and 2013.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $21 million and $18 million during the three months ended June 30, 2014 and 2013, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business's tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013
Our consolidated results are as follows:

	Three Months Ended June 30,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$1,343	$1,253	$90
Expenses	1,077	1,012	(65)
Operating income	266	241	25
Other income, net	(1)	(2)	(1)
Interest expense	29	34	5
Interest income	(3)	(2)	1
Income before income taxes	241	211	30
Provision for income taxes	88	78	(10)
Net income attributable to Wyndham shareholders	$153	$133	$20

Net revenues increased $90 million (7.2%) for the three months ended June 30, 2014 compared with the same period last year primarily resulting from:

•	$43 million of higher revenues at our vacation ownership business primarily due to higher net VOI sales;

•	a $19 million increase at our lodging business (excluding $2 million of intersegment revenues) primarily from higher royalty, marketing and reservation fees (inclusive of Wyndham Rewards);

•	a $15 million increase at our exchange and rentals business primarily resulting from stronger volume and higher yield on vacation rental transactions; and

•	$11 million of a favorable impact from foreign currency translation.

Expenses increased $65 million (6.4%) for the three months ended June 30, 2014 compared with the same period last year primarily reflecting $48 million of higher expenses from operations primarily related to the revenue increases and $11 million of an unfavorable impact from foreign currency translation and transactions.

Interest expense decreased $5 million for the three months ended June 30, 2014 compared to the prior year primarily due to the impact of the interest rate swaps entered into during the third quarter of 2013 and a $2 million reduction resulting from the reversal of a reserve for value-added taxes established during 2011.

Our effective tax rate decreased from 37.0% during the three months ended June 30, 2013 to 36.5% during the three months ended June 30, 2014 primarily due to tax credits generated in Puerto Rico, partially offset by an increase in state taxes.

As a result of these items, net income attributable to Wyndham shareholders increased $20 million (15.0%) as compared to the second quarter of 2013.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2014 compared to June 30, 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014	2013	% Change
Lodging	$283	$262	8.0	$87	$78	11.5
Vacation Exchange and Rentals	402	376	6.9	89	85	4.7
Vacation Ownership	673	630	6.8	185	161	14.9
Total Reportable Segments	1,358	1,268	7.1	361	324	11.4
Corporate and Other (*)	(15)	(15)	-	(35)	(27)	(29.6)
Total Company	$1,343	$1,253	7.2	$326	$297	9.8

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2014	2013
EBITDA				$326	$297
Depreciation and amortization				59	54
Interest expense				29	34
Interest income				(3)	(2)
Income before income taxes				241	211
Provision for income taxes				88	78
Net income attributable to Wyndham shareholders				$153	$133

(*)	Includes the elimination of transactions between segments.

Lodging

Net revenues increased $21 million (8.0%) and EBITDA increased $9 million (11.5%) during the three months ended June 30, 2014 compared with the same period during 2013.

Net revenues reflect a $16 million increase in royalty, marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 5.6% increase in RevPAR resulting from stronger occupancy and (ii) a 2.4% increase in system size. Other franchise and ancillary fees contributed $3 million of incremental revenues and EBITDA.

EBITDA was unfavorably impacted by $9 million of higher marketing, reservation and Wyndham Rewards expenses primarily resulting from (i) the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees and (ii) timing of marketing expenses. EBITDA also includes $2 million of higher expenses primarily due to employee-related costs.

As of June 30 2014, we had approximately 7,540 properties and 650,200 rooms in our system. Additionally, our hotel development pipeline included over 970 hotels and approximately 116,700 rooms, of which 57% were international and 67% were new construction as of June 30, 2014.

Vacation Exchange and Rentals

Net revenues and EBITDA increased $26 million (6.9%) and $4 million (4.7%), respectively, during the second quarter of 2014 compared with the second quarter of 2013. Foreign currency translation favorably impacted net revenues and EBITDA by $11 million and $2 million, respectively. EBITDA was also favorably impacted by a $2 million benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

Our acquisition of a vacation rental business contributed $2 million of incremental revenues and $1 million of incremental EBITDA during the second quarter of 2014.

Net revenues generated from rental transactions and related services increased $25 million. Excluding a favorable foreign currency translation impact of $11 million and the impact of $2 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $12 million due to (i) a 4.9% increase in rental transaction volume primarily at our Netherlands-based Landal GreenParks and Denmark-based Novasol businesses and (ii) a 1.2% increase in average net price per vacation rental driven by strength in higher priced accommodations at Landal GreenParks and our U.K.-based James Villa business, partially offset by lower yield at Novasol.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, remained flat. The average number of members increased 1.7% principally resulting from improved retention and growth in new members in North America and Latin America. Such impact was offset by a 1.5% decline in exchange revenue per member, excluding foreign currency, primarily resulting from the impact of growth in club memberships in North America where there is a lower propensity to transact as well as a decline in Latin America due to lower demand in Venezuela and Brazil resulting from macroeconomic factors.

In addition, EBITDA was unfavorably impacted by $9 million of higher service and product-related costs resulting from revenue increases in our vacation rental businesses, $2 million of higher marketing costs and the unfavorable impact of $2 million from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $43 million (6.8%) and $24 million (14.9%), respectively, during the three months ended June 30, 2014 compared with the same period in 2013.
Gross VOI sales increased $15 million (3.1%) compared to the same period last year principally due to a 1.1% increase in VPG and a 1.0% increase in tour flow. The increase in VPG was primarily attributable to a higher average transaction size. The increase in tour flow reflected our continual focus on marketing programs directed toward new owner generation.
Net VOI revenue increased $35 million compared to the same period last year due to (i) a $20 million decrease in our provision for loan losses due to a lower provision rate resulting from favorable default trends and (ii) higher gross VOI sales.
Commission revenues generated by WAAM Fee-for-Service were flat compared to the prior year as a $4 million reduction in gross VOI sales under WAAM Fee-for-Service was offset by higher commission rates earned on such VOI sales. EBITDA generated from WAAM Fee-for-Service increased $2 million compared to the prior year primarily due to lower sales and marketing expenses resulting from the decline in gross VOI sales under WAAM Fee-for-Service.
Consumer financing revenues were flat due to higher weighted average interest rates earned on contract receivables offset by a lower average portfolio balance. EBITDA increased $3 million reflecting lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.7% from 4.2%. As a result, our net interest income margin increased to 84% compared to 81% during 2013.
Property management revenues increased $4 million resulting from higher reimbursable revenues. EBITDA increased $4 million due to lower operating expenses.
In addition, EBITDA was unfavorably impacted by (i) $19 million of higher sales and marketing expenses primarily due to tour generation targeting new owners and (ii) a $10 million increase in the cost of VOI sales primarily due to higher VOI sales and the impact on estimated inventory recoveries resulting from a reduction in the provision for loan losses.

Such decreases to EBITDA were partially offset by a $4 million reduction in maintenance fees for unsold inventory.

Corporate and Other

Corporate and Other revenues, which represents the elimination of intersegment revenues, charged principally between our vacation ownership and lodging businesses, remained flat during the three months ended June 30, 2014 compared to 2013.
Corporate expenses (excluding intercompany expense eliminations) increased $8 million during the three months ended June 30, 2014 compared to the prior year primarily due to higher employee related costs and charitable contributions.

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013
Our consolidated results are as follows:

	Six Months Ended June 30,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$2,536	$2,387	$149
Expenses	2,100	1,965	(135)
Operating income	436	422	14
Other income, net	(5)	(3)	2
Interest expense	56	66	10
Early extinguishment of debt	—	111	111
Interest income	(5)	(4)	1
Income before income taxes	390	252	138
Provision for income taxes	146	92	(54)
Net income	244	160	84
Net income attributable to noncontrolling interest	(1)	—	(1)
Net income attributable to Wyndham shareholders	$243	$160	$83

Net revenues increased $149 million (6.2%) for the six months ended June 30, 2014 compared with the same period last year primarily resulting from:

•	$87 million of higher revenues at our vacation ownership business primarily due to higher net VOI sales and WAAM Fee-for-Service commissions;

•
a $30 million increase at our lodging business (excluding $5 million of intersegment revenues) primarily from higher royalty, marketing and reservation fees (inclusive of Wyndham Rewards) and higher reimbursable revenues in our hotel management business;

•	$16 million increase at our exchange and rentals business primarily resulting from stronger volume and higher yield on vacation rental transactions; and

•	a $15 million favorable impact from foreign currency translation.

Expenses increased $135 million (6.9%) in 2014 compared with the same period last year primarily reflecting:

•	$80 million of higher expenses from operations primarily related to the revenue increases;

•
a $17 million increase in legal expenses primarily related to the absence of an $11 million favorable impact from the settlement and partial insurance reimbursement of a lawsuit at our vacation ownership business;

•	a $17 million unfavorable impact from foreign currency translation and transactions;

•	a $9 million increase in depreciation and amortization resulting from the impact of property and equipment additions;

•	$6 million expense related to a reserve recorded on an indemnification receivable established in 2012 as a result of the Shell acquisition; and

•	a $6 million increase in foreign exchange loss related to the devaluation of the official exchange rate of Venezuela.

Interest expense decreased $10 million for the six months ended June 30, 2014 compared to the prior year primarily due to the impact of the interest rate swaps entered into during the third quarter of 2013 and a $2 million reduction resulting from the reversal of a reserve for value-added taxes established during 2011.

During 2013, we incurred $111 million of expenses for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.
Our effective tax rate increased from 36.5% during the six months ended June 30, 2013 to 37.4% during the six months ended June 30, 2014 primarily due to (i) the absence of a tax benefit derived from the loss on the early extinguishment of debt during the first quarter of 2013, (ii) the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014 and (iii) an increase in state taxes. Such increases were partially offset by tax credits generated in Puerto Rico in the second quarter of 2014.
As a result of these items, net income attributable to Wyndham shareholders increased $83 million (51.9%).

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2014 compared to June 30, 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014		2013		% Change
Lodging	$520	$485	7.2	$151	(b)	$137		10.2
Vacation Exchange and Rentals	781	750	4.1	174	(c)	179		(2.8)
Vacation Ownership	1,266	1,179	7.4	300		272	(d)	10.3
Total Reportable Segments	2,567	2,414	6.3	625		588		6.3
Corporate and Other (a)	(31)	(27)	(14.8)	(69)		(57)		(21.1)
Total Company	$2,536	$2,387	6.2	$556		$531		4.7

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2014		2013
EBITDA				$556		$531
Depreciation and amortization				115		106
Interest expense				56		66
Early extinguishment of debt				—		111	(e)
Interest income				(5)		(4)
Income before income taxes				390		252
Provision for income taxes				146		92
Net income				244		160
Net income attributable to noncontrolling interest				(1)		—
Net income attributable to Wyndham shareholders				$243		$160

(a)	Includes the elimination of transactions between segments.

(b)	Includes $4 million of costs associated with an executive's departure from the Company.

(c)	Includes $10 million of foreign currency loss related to the devaluation of the official exchange rate of Venezuela.

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

Lodging

Net revenues increased $35 million (7.2%) and EBITDA increased $14 million (10.2%) during the six months ended June 30, 2014 compared with the same period during 2013. EBITDA was unfavorably impacted by $4 million of expenses associated with the departure of an executive from the Company during the first quarter of 2014.

Net revenues reflect a $21 million increase in royalty, marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 4.9% increase in RevPAR primarily resulting from stronger occupancy and (ii) a 2.4% increase in system size. Other franchise fees contributed $4 million of incremental revenues and EBITDA. Net revenues also reflect a $3 million decrease in ancillary revenues primarily due to lower property management system sales.

The increase in net revenues also reflects $14 million of higher reimbursable revenues (inclusive of $3 million of intersegment revenues) in our hotel management business which had no impact on EBITDA. Such increase was primarily the result of new management agreements executed during 2013.

Net revenues and EBITDA decreased $3 million from our owned hotels compared to same period last year primarily due to the impact of ongoing renovations at the Wyndham Grand Hotel in Puerto Rico.

EBITDA was unfavorably impacted by $9 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees. Such increase in expenses was partially offset by $5 million of lower expenses associated with ancillary services.

Vacation Exchange and Rentals

Net revenues increased $31 million (4.1%) and EBITDA decreased $5 million (2.8%) during the six months ended June 30, 2014 compared with the same period during 2013. Foreign currency translation favorably impacted net revenues and EBITDA by $15 million and $1 million, respectively. EBITDA also reflects a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014 compared to a $4 million Venezuela foreign exchange loss during the first quarter of 2013, as well as a favorable impact of $2 million due to a benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

Our acquisition of a vacation rental business contributed $3 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $1 million of incremental EBITDA during the six months ended June 30, 2014.

Net revenues generated from rental transactions and related services increased $35 million. Excluding a favorable foreign currency translation impact of $17 million and the impact of $2 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $16 million due to (i) a 3.0% increase in rental transaction volume primarily at our Denmark-based Novasol and Netherlands-based Landal GreenParks businesses and (ii) a 1.2% increase in average net price per vacation rental driven by strength in higher priced accommodations at Landal GreenParks and our U.K.-based James Villa business, partially offset by lower yield at Novasol.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $7 million. Excluding an unfavorable foreign currency translation impact of $3 million, exchange and related service revenues decreased $4 million primarily due to a 2.7% reduction in exchange revenue per member primarily resulting from the impact of growth in club memberships in North America where there is a lower propensity to transact as well as a decline in Latin America due to lower demand in Venezuela and Brazil resulting from macroeconomic factors. Such decline was partially offset by the benefit of a 1.6% increase in the average number of members principally resulting from improved retention and growth in new members in North America and Latin America.

In addition, EBITDA was unfavorably impacted by $12 million of higher service and product-related costs resulting from revenue increases in our vacation rentals businesses and the unfavorable impact of $3 million from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $87 million (7.4%) and $28 million (10.3%), respectively, during the six months ended June 30, 2014 compared with the same period of 2013.
Gross VOI sales increased $41 million (4.7%) compared to the same period last year principally due to a 2.6% increase in tour flow and a 1.8% increase in VPG. The increase in tour flow reflected our continual focus on marketing programs directed toward new owner generation. The increase in VPG was primarily attributable to a higher average transaction size.
Net VOI revenue increased $74 million due to (i) a $44 million decrease in our provision for loan losses due to a lower provision rate resulting from favorable default trends and (ii) higher gross VOI sales, net of WAAM Fee-for-Service sales.
Commission revenues and EBITDA generated by WAAM Fee-for-Service increased $10 million and $8 million, respectively, primarily resulting from $3 million of higher gross VOI sales under WAAM Fee-for-Service and higher commission rates earned on such VOI sales.
Consumer financing revenues were flat due to higher weighted average interest rates earned on contract receivables offset by a lower average portfolio balance. EBITDA increased $5 million reflecting lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.8% from 4.5%. As a result, our net interest income margin increased to 83% compared to 81% during 2013.
Property management revenues increased $1 million and EBITDA was flat compared to the prior year.
In addition, EBITDA was unfavorably impacted by:

•	$34 million of higher sales and marketing expenses primarily due to tour generation targeting new owners;

•	a $17 million increase in the cost of VOI sales primarily due to higher gross VOI sales and the impact on estimated inventory recoveries resulting from a reduction in the provision for loan losses;

•
$17 million of higher legal expenses primarily due to the absence of an $11 million favorable impact of the reversal of a litigation reserve and receipt of an insurance reimbursement related to the settlement of a lawsuit during the first quarter of 2013; and

•	a $6 million expense related to a reserve recorded on an indemnification receivable established in 2012 as a result of the Shell acquisition.

Such decreases in EBITDA were partially offset by:

•	a $5 million reduction in maintenance fees for unsold inventory;

•	$3 million of lower acquisition and integration costs; and

•	$3 million of lower general and administrative costs.

Corporate and Other

Corporate and Other revenues, which represents the elimination of intersegment revenues, charged principally between our vacation ownership and lodging businesses, decreased $4 million during the six months ended June 30, 2014 compared to 2013.
Corporate expenses (excluding intercompany expense eliminations) increased $12 million during the six months ended June 30, 2014 compared to the prior year primarily due to higher employee related costs, professional fees and charitable contributions.

RESTRUCTURING PLANS

During the fourth quarter of 2013, we committed to an organizational realignment initiative at our lodging business, primarily focused on optimizing our marketing structure. During the six months ended June 30, 2014, we reduced our liability with $5 million of cash payments. The remaining liability of $1 million as of June 30, 2014 is expected to be paid in cash primarily by the end of 2014.

In addition to the restructuring plan implemented during 2013, we have a remaining liability of $4 million as of June 30, 2014 for prior restructuring plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2014	December 31, 2013	Change
Total assets	$9,857	$9,741	$116
Total liabilities	8,370	8,116	254
Total equity	1,487	1,625	(138)

Total assets increased $116 million from December 31, 2013 to June 30, 2014 primarily due to:

•
a $107 million increase in other current assets primarily resulting from increased escrow deposits, restricted cash and deferred costs primarily due to advanced bookings on vacation rental transactions and a higher income tax receivable resulting from timing of payments; and

•	a $53 million increase in cash and cash equivalents principally due to deposits on advanced bookings resulting from seasonality at our vacation exchange and rentals business.

Such increases were partially offset by a $47 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions exceeding net loan originations.

Total liabilities increased $254 million from December 31, 2013, to June 30, 2014 primarily due to:

•
a $243 million increase in accounts payable and accrued expenses primarily resulting from higher homeowner liabilities at our vacation rentals businesses due to seasonality and timing of marketing expenses at our lodging and vacation ownership businesses; and

•	a $133 million increase in deferred income primarily resulting from seasonality and growth in arrival-based bookings within our vacation rentals businesses.

Such increases were partially offset by a $109 million net reduction in our long-term debt.

Total equity decreased $138 million from December 31, 2013 to June 30, 2014 primarily due to $320 million of stock repurchases and $91 million of dividends. Such decreases were partially offset by $243 million of net income attributable to Wyndham shareholders and $23 million of foreign currency translation adjustments.

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

Our five-year revolving credit facility, which expires in July 2018, has a total capacity of $1.5 billion and available capacity of $1.4 billion, net of letters of credit and commercial paper borrowings, as of June 30, 2014. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of June 30, 2014, we had $107 million of outstanding commercial paper borrowings, all under the U.S. program.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2015, has a total capacity of $650 million and available capacity of $359 million as of June 30, 2014.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

During the six months ended June 30, 2014 and 2013, the net change in cash and cash equivalents was $53 million and $147 million, respectively. The following table summarizes such changes:

	Six Months Ended June 30,
	2014	2013	Change
Cash provided by/(used in)
Operating activities	$793	$758	$35
Investing activities	(160)	(305)	145
Financing activities	(586)	(294)	(292)
Effects of changes in exchange rates on cash and cash equivalents	6	(12)	18
Net change in cash and cash equivalents	$53	$147	$(94)

Operating Activities

Net cash provided from operations increased $35 million primarily due to favorable working capital utilization.

Investing Activities

Net cash used in investing activities decreased by $145 million, which principally reflects $111 million of lower acquisition payments and $42 million of lower development advance payments at our lodging business.

Financing Activities

Net cash used in financing activities increased by $292 million, which principally reflects $272 million of lower net borrowings of non-securitized debt and the absence of $87 million of cash received in connection with the sale of vacation ownership inventory in 2013 which is subject to conditional repurchase. Such reduction in cash inflows was partially offset by $84 million of lower net payments on securitized vacation ownership debt.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $750 million in 2014. During 2014, we anticipate net cash provided by operating activities of approximately $1.0 billion and net cash used on capital expenditures of $235 million to $245 million. Net cash provided by operating activities less capital expenditures amounted to $770 million during 2013, which was comprised of net cash provided by operating activities of $1,008 million less capital expenditures of $238 million. The decrease in the 2014 expected net cash provided by operating activities less capital expenditures of approximately $20 million is related to the higher anticipated spending on cash taxes partially offset by better operating performance and working capital utilization during 2014. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the six months ended June 30, 2014, we spent $59 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2014, we anticipate spending approximately $165 million to $175 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2013 through 2017 is expected to be approximately $200 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $98 million on capital expenditures during the six months ended June 30, 2014, primarily on information technology enhancement projects throughout the company and renovations of owned bungalows at our Landal GreenParks business.

In an effort to support growth in our lodging business, we will continue to provide development advances which may include agreements with multi-unit owners. We will also continue to provide other forms of financial support.

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

Under our current stock repurchase program, we repurchased 4.4 million shares at an average price of $72.45 for a cost of $320 million during the six months ended June 30, 2014. From August 20, 2007 through June 30, 2014, we repurchased 67.1 million shares at an average price of $40.68 for a cost of $2.7 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of June 30, 2014, we have repurchased under our current and prior stock repurchase programs, a total of 92.2 million shares at an average price of $38.39 for a cost of $3.5 billion since our separation from Cendant ("Separation").

During the period July 1, 2014 through July 23, 2014, we repurchased an additional 0.5 million shares at an average price of $76.43 for a cost of $37 million. We currently have $311 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During both of the quarterly periods ended March 31 and June 30, 2014, we paid cash dividends of $0.35 per share ($93 million in aggregate). During both of the quarterly periods ended March 31 and June 30, 2013, we paid cash dividends of $0.29 per share ($80 million in the aggregate).

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

Financial Obligations
Long-Term Debt Covenants

The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2014, our consolidated interest coverage ratio was 10.4 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2014, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2014, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2014, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of June 30, 2014, we had $359 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of June 30, 2014, we had $107 million of outstanding borrowings and the total available capacity was $1.1 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $347 million outstanding as of June 30, 2014. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of June 30, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $28 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/14- 6/30/15	7/1/15- 6/30/16	7/1/16- 6/30/17	7/1/17- 6/30/18	7/1/18- 6/30/19	Thereafter	Total
Securitized debt (a)	$187	$262	$354	$180	$178	$730	$1,891
Long-term debt (b)	50	51	662	477	138	1,444	2,822
Interest on debt (c)	163	151	131	112	88	211	856
Operating leases	84	69	55	49	41	214	512
Other purchase commitments	183	85	48	25	9	18	368
Inventory sold subject to conditional repurchase (d)	59	37	40	42	45	142	365
Separation liabilities (e)	27	12	—	—	—	—	39
Total (f) (g)	$753	$667	$1,290	$885	$499	$2,759	$6,853

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes a $107 million purchase commitment for WAAM Just-in-Time inventory from an SPE, which is consolidated in our financial statements, of which $95 million is included in long-term debt.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)	Represents obligations to repurchase completed vacation ownership property from a third-party developer (See Note 11 – Commitments and Contingencies for further detail).

(e)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 16 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(f)
Excludes $41 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1-30, 2014	611,800	$72.11	611,800	$473,402,623
May 1-31, 2014	756,431	$71.72	756,431	$419,150,225
June 1-30, 2014 (*)	963,345	$74.22	963,345	$347,650,252
Total	2,331,576	$72.86	2,331,576	$347,650,252
(*) Includes 166,151 shares purchased for which the trade date occurred during June 2014 while settlement occurred during July 2014.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program five times, most recently on July 23, 2013 for $750 million, bringing the total authorization under the program to $3.0 billion as of June 30, 2014.
During the period July 1, 2014 through July 23, 2014, we repurchased an additional 0.5 million shares at an average price of $76.43. We currently have $311 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: July 24, 2014	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: July 24, 2014	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K filed May 10, 2012)
10.1*	Amendment No. 4 to Employment Agreement with Franz S. Hanning, dated May 15, 2014
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report