Form 10-Q
period 2014-09-30
WYNDHAM WORLDWIDE CORP
filed 2014-10-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
123,262,818 shares of common stock outstanding as of September 30, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of September 30, 2014, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the related consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 24, 2014

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues
Service and membership fees	$717	$680	$1,922	$1,833
Vacation ownership interest sales	415	384	1,101	995
Franchise fees	189	186	482	460
Consumer financing	108	107	319	318
Other	85	70	226	208
Net revenues	1,514	1,427	4,050	3,814
Expenses
Operating	613	589	1,721	1,645
Cost of vacation ownership interests	49	43	129	107
Consumer financing interest	18	19	52	60
Marketing and reservation	227	213	614	570
General and administrative	188	186	564	528
Asset impairment	8	—	8	—
Depreciation and amortization	60	54	175	160
Total expenses	1,163	1,104	3,263	3,070
Operating income	351	323	787	744
Other income, net	—	(2)	(5)	(6)
Interest expense	28	31	84	97
Early extinguishment of debt	—	—	—	111
Interest income	(2)	(2)	(6)	(6)
Income before income taxes	325	296	714	548
Provision for income taxes	119	109	265	201
Net income	206	187	449	347
Net income attributable to noncontrolling interest	—	—	(1)	(1)
Net income attributable to Wyndham shareholders	$206	$187	$448	$346
Earnings per share
Basic	$1.65	$1.42	$3.55	$2.58
Diluted	1.64	1.40	3.51	2.55

Cash dividends declared per share	$0.35	$0.29	$1.05	$0.87

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$206	$187	$449	$347
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(89)	39	(66)	(28)
Unrealized gain/(loss) on cash flow hedges	1	(1)	1	1
Other comprehensive (loss)/income, net of tax	(88)	38	(65)	(27)
Comprehensive income	118	225	384	320
Net income attributable to noncontrolling interest	—	—	(1)	(1)
Comprehensive income attributable to Wyndham shareholders	$118	$225	$383	$319

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$252	$194
Trade receivables, net	461	505
Vacation ownership contract receivables, net	290	305
Inventory	306	346
Prepaid expenses	143	153
Deferred income taxes	97	108
Other current assets	293	329
Total current assets	1,842	1,940
Long-term vacation ownership contract receivables, net	2,411	2,448
Non-current inventory	703	677
Property and equipment, net	1,522	1,555
Goodwill	1,571	1,590
Trademarks, net	719	723
Franchise agreements and other intangibles, net	405	429
Other non-current assets	384	379
Total assets	$9,557	$9,741
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$192	$184
Current portion of long-term debt	49	49
Accounts payable	310	360
Deferred income	460	451
Due to former Parent and subsidiaries	26	23
Accrued expenses and other current liabilities	774	723
Total current liabilities	1,811	1,790
Long-term securitized vacation ownership debt	1,749	1,726
Long-term debt	2,873	2,882
Deferred income taxes	1,185	1,173
Deferred income	201	192
Due to former Parent and subsidiaries	12	14
Other non-current liabilities	315	339
Total liabilities	8,146	8,116
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 216,856,137 shares in 2014 and 215,578,445 shares in 2013	2	2
Treasury stock, at cost – 93,666,719 shares in 2014 and 87,206,462 shares in 2013	(3,672)	(3,191)
Additional paid-in capital	3,875	3,858
Retained earnings	1,146	832
Accumulated other comprehensive income	57	122
Total stockholders’ equity	1,408	1,623
Noncontrolling interest	3	2
Total equity	1,411	1,625
Total liabilities and equity	$9,557	$9,741

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$449	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	160
Provision for loan losses	200	275
Deferred income taxes	24	42
Stock-based compensation	43	38
Excess tax benefits from stock-based compensation	(34)	(13)
Asset impairment	8	—
Loss on early extinguishment of debt	—	106
Non-cash interest	17	21
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	47	12
Vacation ownership contract receivables	(156)	(171)
Inventory	50	25
Prepaid expenses	8	(14)
Other current assets	13	(11)
Accounts payable, accrued expenses and other current liabilities	38	(4)
Deferred income	20	44
Other, net	(3)	1
Net cash provided by operating activities	899	858
Investing Activities
Property and equipment additions	(149)	(153)
Net assets acquired, net of cash acquired	(18)	(128)
Development advances	(15)	(54)
Equity investments and loans	(10)	(3)
Proceeds from asset sales	5	6
Decrease in securitization restricted cash	2	19
Decrease/(increase) in escrow deposit restricted cash	1	(6)
Other, net	(1)	2
Net cash used in investing activities	(185)	(317)
Financing Activities
Proceeds from securitized borrowings	1,412	1,203
Principal payments on securitized borrowings	(1,381)	(1,276)
Proceeds from long-term debt	67	377
Principal payments on long-term debt	(117)	(327)
Proceeds/(repayments) of commercial paper, net	28	(108)
Proceeds from note issuances	—	843
Repurchase of notes	—	(636)
Proceeds from vacation ownership inventory arrangement	—	87
Dividends to shareholders	(136)	(119)
Repurchase of common stock	(477)	(473)
Excess tax benefits from stock-based compensation	34	13
Debt issuance costs	(14)	(18)
Net share settlement of incentive equity awards	(63)	(26)
Other, net	(1)	(4)
Net cash used in financing activities	(648)	(464)
Effect of changes in exchange rates on cash and cash equivalents	(8)	(3)
Net increase in cash and cash equivalents	58	74
Cash and cash equivalents, beginning of period	194	195
Cash and cash equivalents, end of period	$252	$269

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	448	—	1	449
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(63)	—	—	—	(63)
Change in deferred compensation	—	—	—	43	—	—	—	43
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(6)	—	(481)	—	—	—	—	(481)
Change in excess tax benefit on equity awards	—	—	—	34	—	—	—	34
Dividends	—	—	—	—	(134)	—	—	(134)
Other	—	—	—	2	—	—	—	2
Balance as of September 30, 2014	123	$2	$(3,672)	$3,875	$1,146	$57	$3	$1,411

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	346	—	1	347
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(26)	—	—	—	(26)
Change in deferred compensation	—	—	—	38	—	—	—	38
Repurchase of common stock	(8)	—	(475)	—	—	—	—	(475)
Change in excess tax benefit on equity awards	—	—	—	13	—	—	—	13
Dividends	—	—	—	—	(119)	—	—	(119)
Balance as of September 30, 2013	130	$2	$(3,076)	$3,845	$785	$124	$2	$1,682

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

Recently Issued Accounting Pronouncements
Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. In August 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance on January 1, 2015, and it believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Foreign Currency Matters. In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning after December 15, 2013 and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2014, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
Net income attributable to Wyndham shareholders	$206		$187	$448		$346
Basic weighted average shares outstanding	124		131	126		134
SSARs, RSUs and PSUs (a) (b)	2	(c)	2	2	(c)	2	(d)
Weighted average diluted shares outstanding	126		133	128		136
Earnings per share:
Basic	$1.65		$1.42	$3.55		$2.58
Diluted	1.64		1.40	3.51		2.55
Dividends:
Aggregate dividends paid to shareholders	$44		$39	$136		$119

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 423,000 performance vested restricted stock units (“PSUs”) for both the three and nine months ended September 30, 2014 and 828,000 for both the three and nine months ended September 30, 2013, as the Company has not met the required performance metrics.

(c)
Excludes 15,000 and 10,000 stock-settled stock appreciation rights (“SSARs”) for the three and nine months ended September 30, 2014, respectively, as their inclusion would have been anti-dilutive to EPS.

(d)	Excludes 69,000 SSARs for the nine months ended September 30, 2013, as their inclusion would have been anti-dilutive to EPS.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2013	62.7	$2,410	$38.44
For the nine months ended September 30, 2014	6.5	481	74.45
As of September 30, 2014	69.2	$2,891	41.80

The Company had $187 million of remaining availability under its program as of September 30, 2014. The total capacity of the program was increased by proceeds received from stock option exercises.

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

During the nine months ended September 30, 2014, the Company completed three business acquisitions for $16 million in cash, net of cash acquired, and $2 million of contingent consideration, related to prior year acquisitions. The preliminary purchase price allocations resulted in the recognition of $9 million of inventory which was allocated to the Company’s Vacation Ownership segment. In addition, the Company recognized $2 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 12 years, both of which were allocated to the Company’s Vacation Exchange and Rentals segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

4.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30, 2014	December 31, 2013
Current vacation ownership contract receivables:
Securitized	$223	$222
Non-securitized	126	140
	349	362
Less: Allowance for loan losses	59	57
Current vacation ownership contract receivables, net	$290	$305
Long-term vacation ownership contract receivables:
Securitized	$1,996	$1,982
Non-securitized	939	975
	2,935	2,957
Less: Allowance for loan losses	524	509
Long-term vacation ownership contract receivables, net	$2,411	$2,448

During the three and nine months ended September 30, 2014, the Company’s securitized vacation ownership contract receivables generated interest income of $74 million and $217 million, respectively. During the three and nine months ended September 30, 2013, such amounts were $73 million and $226 million, respectively. Such interest income is included in consumer financing revenues on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the nine months ended September 30, 2014 and 2013, the Company originated vacation ownership contract receivables of $754 million and $785 million, respectively, and received principal collections of $598 million and $614 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.6% and 13.5% as of September 30, 2014 and December 31, 2013, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	200
Contract receivables write-offs, net	(183)
Allowance for loan losses as of September 30, 2014	$583

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	275
Contract receivables write-offs, net	(211)
Allowance for loan losses as of September 30, 2013	$561
In accordance with the guidance for accounting for real estate timesharing transactions, the Company recorded a provision for loan losses of $70 million and $200 million as a reduction of net revenues during the three and nine months ended September 30, 2014, respectively, and $102 million and $275 million during the three and nine months ended September 30, 2013, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,538	$1,043	$195	$112	$279	$3,167
31 - 60 days	11	22	16	3	3	55
61 - 90 days	6	11	12	2	1	32
91 - 120 days	5	10	11	2	2	30
Total	$1,560	$1,086	$234	$119	$285	$3,284

	As of December 31, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,515	$1,060	$224	$108	$280	$3,187
31 - 60 days	10	24	20	4	4	62
61 - 90 days	7	13	13	2	2	37
91 - 120 days	5	11	13	3	1	33
Total	$1,537	$1,108	$270	$117	$287	$3,319
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

5.	Inventory
Inventory consisted of:

	September 30, 2014	December 31, 2013
Land held for VOI development	$133	$102
VOI construction in process	118	84
Inventory sold subject to conditional repurchase (*)	93	123
Completed VOI inventory	371	422
Estimated recoveries	233	227
Exchange and rentals vacation credits and other	61	65
Total inventory	1,009	1,023
Less: Current portion	306	346
Non-current inventory	$703	$677

(*)
As of September 30, 2014, included $85 million of VOI construction in process and $8 million of land held for VOI development. As of December 31, 2013, included $85 million of VOI construction in process and $38 million of land held for VOI development.

Inventory that the Company expects to sell within the next twelve months is classified as current on the Consolidated Balance Sheets. During 2014, the Company transferred $18 million from property and equipment to VOI inventory.

Inventory Sale Transactions
During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of $123 million of vacation ownership inventory and $3 million property and equipment. Total consideration was $126 million, of which $96 million was cash and $30 million was a note receivable. The Company recognized no gain or loss on these transactions.

In accordance with the agreements with the third party developer, the Company has conditional rights and a conditional obligation to repurchase the completed properties from the developer subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developer has not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligation of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as a sale.

During September 2014, the Company reacquired a portion of the real property located in Las Vegas, Nevada from the third-party developer for $30 million in exchange for cancellation of the $30 million note receivable. In addition, the Company received $1 million of accrued interest on such note. The Company recognized no gain or loss on this transaction.
In connection with such transactions, the Company had outstanding obligations of $103 million as of September 30, 2014, of which $27 million was included within accrued expenses and other current liabilities and $76 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2013, the Company had outstanding obligations of $129 million, of which $47 million was included within accrued expenses and other current liabilities and $82 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2013, the Company had a $30 million note receivable which was included within other current assets on the Consolidated Balance Sheet and accrued interest at 3% per annum (see Note 11 - Commitments and Contingencies for more detailed information).

6.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2014	December 31, 2013
Securitized vacation ownership debt: (a)
Term notes	$1,670	$1,648
Bank conduit facility	271	262
Total securitized vacation ownership debt	1,941	1,910
Less: Current portion of securitized vacation ownership debt	192	184
Long-term securitized vacation ownership debt	$1,749	$1,726
Long-term debt: (b)
Revolving credit facility (due July 2018)	$18	$23
Commercial paper	237	210
$315 million 6.00% senior unsecured notes (due December 2016) (c)	317	318
$300 million 2.95% senior unsecured notes (due March 2017)	299	298
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	447
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	246
$650 million 4.25% senior unsecured notes (due March 2022) (d)	646	643
$400 million 3.90% senior unsecured notes (due March 2023) (e)	401	387
Capital leases	175	191
Other	80	114
Total long-term debt	2,922	2,931
Less: Current portion of long-term debt	49	49
Long-term debt	$2,873	$2,882

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,326 million and $2,314 million of underlying gross vacation ownership contract receivables and related assets as of September 30, 2014 and December 31, 2013, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $15 million and $17 million as of September 30, 2014 and December 31, 2013, respectively.

(c)	Includes $2 million and $3 million of unamortized gains from the settlement of a derivative as of September 30, 2014 and December 31, 2013, respectively.

(d)	Includes a $1 million increase and $2 million decrease in the carrying value resulting from a fair value hedge derivative as of September 30, 2014 and December 31, 2013, respectively.

(e)	Includes a $4 million increase and $10 million decrease in the carrying value resulting from a fair value hedge derivative as of September 30, 2014 and December 31, 2013, respectively.

Debt Issuances
Sierra Timeshare 2014-1 Receivables Funding, LLC. During March 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-1 Receivables Funding, LLC, with an initial principal amount of $425 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.15%. The advance rate for this transaction was 88%. As of September 30, 2014, the Company had $315 million of outstanding borrowings under these term notes.

Sierra Timeshare 2014-2 Receivables Funding, LLC. During July 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-2 Receivables Funding LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.12%. The advance rate for this transaction was 91%. As of September 30, 2014, the Company had $319 million of outstanding borrowings under these term notes.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2014, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2016. The facility has a total capacity of $650 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread.

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of September 30, 2014, the Company had outstanding borrowings of $237 million at a weighted average interest rate of 0.59%, all of which was under its U.S. commercial paper program. As of December 31, 2013, the Company had $210 million of outstanding borrowings at a weighted average interest rate of 0.74% under its commercial paper programs. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
The Company has fixed to variable interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of September 30, 2014, the variable interest rates on the notional portion of the 3.90% and 4.25% senior unsecured notes were 2.38% and 2.29% respectively. The Company had a $6 million asset and a $12 million liability recorded as of September 30, 2014 and December 31, 2013, respectively, which represented the aggregate fair value of these interest rate swap agreements.

Early Extinguishment of Debt
During the first quarter of 2013, the Company repurchased a portion of its 5.75% and 7.375% senior unsecured notes totaling $446 million through tender offers, repurchased $42 million of its 6.00% senior unsecured notes on the open market and executed a redemption option for the remaining $43 million outstanding on its 9.875% senior unsecured notes. As a result, the Company repurchased a total of $531 million of its outstanding senior unsecured notes and incurred expenses of $111 million, of which $106 million was cash and $5 million was non-cash, during the nine months ended September 30, 2013, which are included within early extinguishment of debt on the Consolidated Statement of Income.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2014 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$192	$49	$241
Between 1 and 2 years	210	45	255
Between 2 and 3 years	407	648	1,055
Between 3 and 4 years	184	731	915
Between 4 and 5 years	183	14	197
Thereafter	765	1,435	2,200
	$1,941	$2,922	$4,863

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2014, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	271	18
Letters of credit	—	2
Commercial paper borrowings	—	237	(b)
Available Capacity	$379	$1,243

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Interest Expense
The Company incurred non-securitized interest expense of $28 million and $84 million during the three and nine months ended September 30, 2014, respectively. Such amounts consist primarily of interest on long-term debt, partially offset by $2 million and $4 million of capitalized interest and $1 million and $2 million of gains resulting from the ineffectiveness of the fair value hedges for the three and nine months ended September 30, 2014, respectively. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $98 million during the nine months ended September 30, 2014.

The Company incurred non-securitized interest expense of $31 million and $97 million during the three and nine months ended September 30, 2013, respectively. Such amounts consist primarily of interest on long-term debt, partially offset by $1 million and $3 million of capitalized interest for the three and nine months ended September 30, 2013, respectively, and $1 million of gains resulting from the ineffectiveness of the fair value hedges for both the three and nine months ended September 30, 2013. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $112 million during the nine months ended September 30, 2013.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and nine months ended September 30, 2014 was $18 million and $52 million, respectively, and $19 million and $60 million during the three and nine months ended September 30, 2013, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $39 million and $47 million during the nine months ended September 30, 2014 and 2013, respectively.

7.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, guarantees, SPEs and equity investments to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2014	December 31, 2013
Securitized contract receivables, gross (a)	$2,219	$2,204
Securitized restricted cash (b)	89	92
Interest receivables on securitized contract receivables (c)	16	17
Other assets (d)	2	1
Total SPE assets (e)	2,326	2,314
Securitized term notes (f)	1,670	1,648
Securitized conduit facilities (f)	271	262
Other liabilities (g)	1	2
Total SPE liabilities	1,942	1,912
SPE assets in excess of SPE liabilities	$384	$402

(a)
Included in current ($223 million and $222 million as of September 30, 2014 and December 31, 2013, respectively) and non-current ($1,996 million and $1,982 million as of September 30, 2014 and December 31, 2013, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($66 million and $64 million as of September 30, 2014 and December 31, 2013, respectively) and other non-current assets ($23 million and $28 million as of September 30, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $28 million as of both September 30, 2014 and December 31, 2013, related to securitized debt.

(f)
Included in current ($192 million and $184 million as of September 30, 2014 and December 31, 2013, respectively) and long-term ($1,749 million and $1,726 million as of September 30, 2014 and December 31, 2013, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt of $1 million and $2 million as of September 30, 2014 and December 31, 2013, respectively, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,065 million and $1,115 million as of September 30, 2014 and December 31, 2013, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30, 2014	December 31, 2013
SPE assets in excess of SPE liabilities	$384	$402
Non-securitized contract receivables	1,065	1,115
Less: Allowance for loan losses	583	566
Total, net	$866	$951
In addition to restricted cash related to securitizations, the Company had $61 million and $57 million of restricted cash related to escrow deposits as of September 30, 2014 and December 31, 2013, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

Midtown 45, NYC Property
During January 2013, the Company entered into an agreement with a third party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a $115 million four-year mortgage note and $9 million of mandatorily redeemable equity provided by related parties of such partner. At the time of the agreement, the Company committed to purchase such VOI inventory from the SPE over a four year period in the amount of $146 million, of which $124 million will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

	September 30, 2014	December 31, 2013
Cash	$—	$4
Property and equipment, net	66	111
Total SPE assets	66	115
Accrued expenses and other current liabilities	1	2
Long-term debt (*)	77	107
Total SPE liabilities	78	109
SPE (deficit)/equity	$(12)	$6

(*)
As of September 30, 2014, included $71 million for a four-year mortgage note and $6 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2013, included $99 million for a four-year mortgage note and $8 million of mandatorily redeemable equity, of which $30 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2014, the Company purchased $51 million of property and equipment from the SPE.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	September 30, 2014			December 31, 2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$7	$7	$—	$5	$5	$—
Foreign exchange contracts	2	2	—	2	2	—
Securities available-for-sale (b)	—	—	—	6	—	6
Total assets	$9	$9	$—	$13	$7	$6
Liabilities
Derivatives: (c)
Interest rate contracts	$1	$1	$—	$13	$13	$—
Foreign exchange contracts	7	7	—	2	2	—
Total liabilities	$8	$8	$—	$15	$15	$—

(a)
Included in other current assets ($2 million and $6 million as of September 30, 2014 and December 31, 2013, respectively) and other non-current assets ($7 million and $1 million as of September 30, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheet.

(c)
Included in accrued expenses and other current liabilities ($7 million and $2 million as of September 30, 2014 and December 31, 2013, respectively) and other non-current liabilities ($1 million and $13 million as of September 30, 2014 and December 31, 2013, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,701	$3,298	$2,753	$3,326
Debt
Total debt	4,863	4,950	4,841	4,928

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

9.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company uses freestanding foreign currency forward contracts and foreign currency forward contracts designated as cash flow hedges to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in losses of $12 million and $11 million during the three and nine months ended September 30, 2014, respectively, and gains of $8 million and $6 million during the three and nine months ended September 30, 2013, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and interest rate caps. The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The Company also uses swaps to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in the fair value of the derivatives are recorded in income with offsetting adjustments to the carrying amount of the hedged debt. The amount of gains or losses that the Company expects to reclassify from AOCI to earnings during the next 12 months is not material. The impact of the freestanding derivatives was not material to the Company’s Consolidated Statements of Income during both the three and nine months ended September 30, 2014 and 2013.

Gains or losses recognized in AOCI for both the three and nine months ended September 30, 2014 and 2013 were not material.

10.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2011. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2006.

The Company made cash income tax payments, net of refunds, of $187 million and $134 million during the nine months ended September 30, 2014 and 2013, respectively.

11.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.

Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its vacation exchange and rentals business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties and consumer protection and other statutory claims asserted by consumers; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, tax claims and environmental claims.

On June 26, 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC (“WHG”), Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc. (“WHM”), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company’s results of operations, financial position or cash flows. On March 26, 2013, the Company’s, WHG’s, WHR’s and WHM’s motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR’s motion to dismiss the lawsuit was denied on April 7, 2014. The Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The motion to dismiss filed by the Company, WHG and WHM was denied on June 23, 2014. On July 29, 2014, the Third Circuit Court of Appeals granted WHR’s request to file an interlocutory appeal of the District Court’s denial of its motion to dismiss. WHR filed its brief in support of its interlocutory appeal on October 6, 2014. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $24 million and $22 million as of September 30, 2014 and December 31, 2013, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $28 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Lodging
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of September 30, 2014, the maximum potential amount of future payments that may be made under these guarantees was $136 million with a combined annual cap of $39 million. The Company had an additional guarantee of $30 million with a $3 million cap for 2014 with no annual cap thereafter.

In connection with such performance guarantees, as of September 30, 2014, the Company maintained a liability of $35 million, of which $4 million was included in accrued expenses and other current liabilities and $31 million was included in other non-current liabilities on its Consolidated Balance Sheet. As of September 30, 2014, the Company also had a corresponding $40 million asset related to these guarantees, of which $4 million was included in other current assets and $36 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2013, the Company maintained a liability of $45 million, of which $8 million was included in accrued expenses and other current liabilities and $37 million was included in other non-current liabilities on its Consolidated Balance Sheet. As of December 31, 2013, the Company also had a corresponding $43 million asset related to the guarantees, of which $4 million was included in other current assets and $39 million was included in other non-current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and $3 million for the three and nine months ended September 30, 2014, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $31 million as of September 30, 2014, of which $6 million was included in other current assets and $25 million was included in other non-current assets on the Company’s Consolidated Balance Sheet. As of December 31, 2013, the Company had a receivable of $24 million which was included in other non-current assets on the Company’s Consolidated Balance Sheet. Such receivables were the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company guarantees its vacation ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada and Avon, Colorado from a third party developer subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third party developer has not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments were $365 million as of September 30, 2014.

The Company entered into a management agreement that provides a guarantee of a certain level of profitability based upon various metrics. As of September 30, 2014, the maximum potential amount of future payments that may be made under this guarantee was $11 million with an annual cap of $1 million.

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

12.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$111	$(8)	$(4)	$99
Period change	(67)	2	—	(65)
Balance, September 30, 2014	$44	$(6)	$(4)	$34

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$18	$4	$1	$23
Period change	1	(1)	—	—
Balance, September 30, 2014	$19	$3	$1	$23

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2013	$129	$(4)	$(3)	$122
Period change	(66)	1	—	(65)
Balance, September 30, 2014	$63	$(3)	$(3)	$57

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2014, 16.6 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2014 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2013	2.6		$43.11	0.8		$43.36	1.1		$21.43
Granted (a)	0.7		72.94	0.2		72.97	0.1		72.97
Vested/exercised	(1.2)		36.76	(0.3)		30.61	(0.5)		3.69
Balance as of September 30, 2014	2.1	(b) (c)	56.45	0.7	(d)	57.99	0.7	(b) (e)	40.09

(a)	Primarily represents awards granted by the Company on February 27, 2014.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $95 million as of September 30, 2014, which is expected to be recognized over a weighted average period of 2.7 years.

(c)	Approximately 2.0 million RSUs outstanding as of September 30, 2014 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $23 million as of September 30, 2014.

(e)
Approximately 487,000 SSARs are exercisable as of September 30, 2014. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2014 had an intrinsic value of $30 million and have a weighted average remaining contractual life of 2.8 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $13 million and $43 million during the three and nine months ended September 30, 2014, respectively, and $13 million and $38 million during the three and nine months ended September 30, 2013, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. The Company recognized a net tax benefit of $5 million and $17 million during the three and nine months ended September 30, 2014, respectively, and $5 million and $15 million during the three and nine months ended September 30, 2013, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During the nine months ended September 30, 2014, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $34 million due to the vesting of RSUs, PSUs and SSARS. As of September 30, 2014, the Company’s APIC Pool balance was $112 million.

The Company paid $63 million and $26 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2014 and 2013, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended September 30,
	2014		2013
	Net Revenues	EBITDA	Net Revenues	EBITDA
Lodging (a)	$315	$100	$297	$95
Vacation Exchange and Rentals	512	159	470	141
Vacation Ownership	704	188	677	176
Total Reportable Segments	1,531	447	1,444	412
Corporate and Other (b)	(17)	(36)	(17)	(33)
Total Company	$1,514	$411	$1,427	$379

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

		Three Months Ended September 30,
		2014		2013
EBITDA		$411		$379
Depreciation and amortization		60		54
Interest expense		28		31
Interest income		(2)		(2)
Income before income taxes		325		296
Provision for income taxes		119		109
Net income attributable to Wyndham shareholders		$206		$187

(a)
Includes $11 million of intersegment trademark fees during both the three months ended September 30, 2014 and 2013, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other. Additionally, includes $2 million and $3 million of hotel management reimbursable revenues for the three months ended September 30, 2014 and 2013, respectively, which are charged to the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

	Nine Months Ended September 30,
	2014		2013
	Net Revenues	EBITDA	Net Revenues	EBITDA
Lodging (a)	$835	$250	$782	$232
Vacation Exchange and Rentals	1,293	333	1,220	320
Vacation Ownership	1,970	488	1,856	447
Total Reportable Segments	4,098	1,071	3,858	999
Corporate and Other (b)	(48)	(104)	(44)	(89)
Total Company	$4,050	$967	$3,814	$910

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

		Nine Months Ended September 30,
		2014		2013
EBITDA		$967		$910
Depreciation and amortization		175		160
Interest expense		84		97
Early extinguishment of debt		—		111
Interest income		(6)		(6)
Income before income taxes		714		548
Provision for income taxes		265		201
Net income		449		347
Net income attributable to noncontrolling interest		(1)		(1)
Net income attributable to Wyndham shareholders		$448		$346

(a)
Includes $31 million and $29 million of intersegment trademark fees during the nine months ended September 30, 2014 and 2013, respectively, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other. Additionally, includes $6 million and $4 million of hotel management reimbursable revenues during the nine months ended September 30, 2014 and 2013, respectively, which are charged to the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

15.	Restructuring and Impairment
Restructuring
During the fourth quarter of 2013, the Company committed to an organizational realignment initiative at its lodging business, primarily focused on optimizing its marketing structure. During the nine months ended September 30, 2014, the Company reduced its liability with $5 million of cash payments and reversed $1 million of previously recorded contract termination costs. The remaining liability of $1 million as of September 30, 2014 is expected to be paid in cash primarily by the end of 2014.

In addition to the restructuring plan implemented during 2013, the Company has a remaining liability of $4 million as of September 30, 2014 for prior restructuring plans.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of				Liability as of
	December 31, 2013	Cash Payments	Other		September 30, 2014
Personnel-related	$6	$(5)	$—		$1
Facility-related	4	—	—		4
Contract terminations	1	—	(1)	(*)	—
	$11	$(5)	$(1)		$5

(*)	Represents a reversal of previously recorded expenses at the Company’s lodging business.

Impairment
During the third quarter of 2014, the Company recorded an $8 million non-cash impairment charge at its lodging business related to the write-down of an investment in a joint venture. The impairment was the result of the joint venture’s recurring losses and negative operating cash flows. Such charge is recorded within asset impairment on the Consolidated Statements of Income.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $40 million and $39 million as of September 30, 2014 and December 31, 2013, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to certain unresolved contingent matters and certain others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2014, the letter of credit was $53 million.

As of September 30, 2014, the $40 million of Separation related liabilities is comprised of $36 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, $26 million is included within current due to former Parent and subsidiaries and $12 million is included within long-term due to former Parent and subsidiaries as of September 30, 2014 on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third party would be through the former Parent. The $2 million relating to guarantees is included within other current liabilities as of September 30, 2014 on the Consolidated Balance Sheet. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both September 30, 2014 and December 31, 2013, which is included within other current assets on the Consolidated Balance Sheets.

17.	Subsequent Events
Securitization Term Transaction
On October 15, 2014, the Company closed a securitization facility, Premium Yield Facility 2014-A LLC, in the initial principal amount of $204 million, utilizing previously non-securitized vacation ownership contract receivables at an advance rate of 58%. These borrowings bear interest at a coupon rate of 3.00% and are secured by vacation ownership contract receivables.

Repurchase Authorization

On October 22, 2014, the Company's Board of Directors increased the authorization for the Company's stock repurchase program by $1.0 billion.

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and “EBITDA” (a non-GAAP measure), which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing interest) and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2014 and 2013. These operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2014	2013	% Change
Lodging
Number of rooms (a)	655,300	638,300	2.7
RevPAR (b)	$43.71	$41.78	4.6
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,777	3,711	1.8
Exchange revenue per member (d)	$171.77	$169.95	1.1
Vacation rental transactions (in 000s) (e) (f)	455	433	5.1
Average net price per vacation rental (f) (g)	$727.40	$677.81	7.3
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$513,000	$536,000	(4.3)
Tours (in 000s) (j)	225	225	—
Volume Per Guest (“VPG”) (k)	$2,158	$2,278	(5.3)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(h)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service, before the net effect of percentage-of-completion (“POC”) accounting and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended September 30 (in millions):

	2014	2013
Gross VOI sales	$513	$536
Less: WAAM Fee-for-Service sales (1)	27	51
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	486	486
Less: Loan loss provision	70	102
Less: Impact of POC accounting	1	—
Vacation ownership interest sales	$415	$384

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $18 million and $33 million for the three months ended September 30, 2014 and 2013, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $27 million and $22 million during the three months ended September 30, 2014 and 2013, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE MONTHS ENDED SEPTEMBER 30, 2013
Our consolidated results are as follows:

	Three Months Ended September 30,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$1,514	$1,427	$87
Expenses	1,163	1,104	(59)
Operating income	351	323	28
Other income, net	—	(2)	(2)
Interest expense	28	31	3
Interest income	(2)	(2)	—
Income before income taxes	325	296	29
Provision for income taxes	119	109	(10)
Net income attributable to Wyndham shareholders	$206	$187	$19

Net revenues increased $87 million (6.1%) for the three months ended September 30, 2014 compared with the same period last year primarily resulting from:

•	a $31 million increase at our exchange and rentals business resulting primarily from stronger volume and yield on rental transactions;

•
$27 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales due to a lower loan loss provision partially offset by lower commission revenues on gross VOI sales under WAAM Fee-for-Service;

•	an $18 million increase at our lodging business primarily from higher royalty, marketing and reservation (inclusive of Wyndham Rewards) revenues and higher ancillary services fees; and

•	$11 million of favorable foreign currency translation.

Expenses increased $59 million (5.3%) for the three months ended September 30, 2014 compared with the same period last year primarily reflecting:

•	$40 million of higher expenses from operations primarily related to the revenue increases;

•	an $8 million non-cash impairment charge related to the write-down of an investment in a joint venture at our lodging business;

•	a $6 million increase in depreciation and amortization resulting from property and equipment additions; and

•	$5 million of higher expenses from foreign currency translation.

Interest expense decreased $3 million for the three months ended September 30, 2014 compared to the prior year primarily due to the impact of the interest rate swaps entered into during the third quarter of 2013.

As a result of these items, net income attributable to Wyndham shareholders increased $19 million (10.2%) as compared to the third quarter of 2013.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2014 compared to September 30, 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014		2013		% Change
Lodging	$315	$297	6.1	$100	(b)	$95		5.3
Vacation Exchange and Rentals	512	470	8.9	159		141		12.8
Vacation Ownership	704	677	4.0	188		176		6.8
Total Reportable Segments	1,531	1,444	6.0	447		412		8.5
Corporate and Other (a)	(17)	(17)	—	(36)		(33)	(c)	(9.1)
Total Company	$1,514	$1,427	6.1	$411		$379		8.4

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2014		2013
EBITDA				$411		$379
Depreciation and amortization				60		54
Interest expense				28		31
Interest income				(2)		(2)
Income before income taxes				325		296
Provision for income taxes				119		109
Net income attributable to Wyndham shareholders				$206		$187

(a)	Includes the elimination of transactions between segments.

(b)	Includes an $8 million write-down of an investment in a joint venture, partially offset by a $1 million reversal of a portion of a restructuring reserve established during the fourth quarter of 2013.

(c)	Includes $1 million of a net benefit related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant.

Lodging
Net revenues increased $18 million (6.1%) and EBITDA increased $5 million (5.3%) during the three months ended September 30, 2014 compared with the same period during 2013. EBITDA was unfavorably impacted by an $8 million non-cash impairment charge related to the write-down of an investment in a joint venture during the third quarter of 2014.

Net revenues reflect a $17 million increase in royalty, marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 4.6% increase in global RevPAR resulting primarily from an 8.4% increase in domestic RevPAR, partially offset by a 3.5% decrease in international RevPAR and (ii) a 2.7% increase in system size. Such increases in royalty, marketing and reservation revenues were partially offset by the absence of $11 million of fees charged for the global conference held during the third quarter of 2013, which were fully offset in expenses. Other franchise and ancillary services increased $10 million primarily from our co-branded credit card program resulting from the impact of a new agreement executed during the third quarter of 2014 as well as growth in such program.

The increase in net revenues also reflects $3 million of higher reimbursable revenues in our hotel management business which had no impact on EBITDA.

EBITDA was unfavorably impacted by $19 million of higher marketing, reservation and Wyndham Rewards expenses primarily resulting from (i) the impact of the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees and (ii) the timing of marketing spend. Such increase in marketing expenses were partially offset by the absence of costs associated with the global conference during the third quarter of 2013.

In addition, EBITDA reflects $4 million of expense reductions primarily related to lower bad debts and the reversal of a portion of a restructuring charge incurred during 2013.

As of September 30 2014, we had approximately 7,590 properties and 655,300 rooms in our system. Additionally, our hotel development pipeline included over 960 hotels and over 116,000 rooms, of which 57% were international and 66% were new construction as of September 30, 2014.

Vacation Exchange and Rentals
Net revenues and EBITDA increased $42 million (8.9%) and $18 million (12.8%), respectively, during the third quarter of 2014 compared with the third quarter of 2013. Foreign currency translation favorably impacted net revenues and EBITDA by $11 million and $6 million, respectively.

Our acquisition of a vacation rental business contributed $5 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $3 million of incremental EBITDA during the third quarter of 2014.

Net revenues generated from rental transactions and related services increased $38 million. Excluding a favorable foreign currency translation impact of $11 million and $4 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $23 million due to (i) a 3.8% increase in average net price per vacation rental driven by higher yield at our U.K.-based James Villa Holidays and our Netherlands-based Landal GreenParks businesses, partially offset by lower yield at our Denmark-based Novasol business and (ii) a 3.6% increase in rental transaction volume primarily at Novasol, Wyndham Vacation Rentals U.K. and Landal GreenParks.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, increased $4 million. The average number of members increased 1.8% principally resulting from improved retention and growth in new members in North America and Latin America. In addition, exchange revenue per member increased 1.1% primarily resulting from higher exchange yield in North America, incremental revenues from new affiliate club servicing programs and growth in new products, partially offset by a decline in Venezuela resulting from macroeconomic factors and the impact of growth in club memberships in North America where there is a lower propensity to transact.

In addition, EBITDA was unfavorably impacted by (i) $15 million of higher costs resulting from revenue increases in our vacation rental businesses and (ii) a $2 million foreign exchange loss related to Venezuela. Such decreases in EBITDA were partially offset by a $2 million favorable impact from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership
Net revenues and EBITDA increased $27 million (4.0%) and $12 million (6.8%), respectively, during the three months ended September 30, 2014 compared with the same period in 2013.

Gross VOI sales decreased $23 million (4.3%) compared to the same period last year primarily due to a 5.3% decrease in VPG resulting from an increase in the percentage of new owner tours which generally have a lower VPG than tours to existing owners. Tours remained flat compared to the prior year.

Net VOI revenue increased $31 million (8.1%) compared to the same period last year reflecting a $32 million decrease in our provision for loan losses due to favorable default trends resulting from a tightening of our credit standards.

Commission revenues generated by WAAM Fee-for-Service decreased $15 million compared to the prior year as a result of a $24 million reduction in gross VOI sales under WAAM Fee-for-Service. EBITDA generated from WAAM Fee-for-Service decreased $7 million compared to the prior year primarily due to the decline in gross VOI sales under WAAM Fee-for-Service as we shift our focus towards WAAM Just-in-Time inventory.

Consumer financing revenues were flat compared to the prior year. Higher weighted average interest rates earned on contract receivables were offset by a lower average portfolio balance. EBITDA increased $2 million reflecting lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.7% from 4.2%. As a result, our net interest income margin increased to 83% compared to 82% during 2013.

Property management revenues increased $7 million primarily resulting from higher reimbursable revenues and management fees. EBITDA increased $4 million due to the increase in management fees and lower operating expenses.

In addition, EBITDA was unfavorably impacted by (i) $20 million of higher sales and marketing expenses primarily due to an increase in costs to generate tours for new owners and (ii) a $6 million increase in the cost of VOI sales due to the impact on estimated inventory recoveries resulting from a reduction in the provision for loan losses.

Such decreases to EBITDA were partially offset by a $6 million reduction in expenses primarily due to lower maintenance fees for unsold inventory and a decrease in legal fees.

Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues charged principally between our vacation ownership and lodging businesses, remained flat during the three months ended September 30, 2014 compared to 2013.

Corporate expenses (excluding intercompany expense eliminations) increased $3 million during the three months ended September 30, 2014 compared to the prior year primarily due to information technology costs and professional fees.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. NINE MONTHS ENDED SEPTEMBER 30, 2013
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$4,050	$3,814	$236
Expenses	3,263	3,070	(193)
Operating income	787	744	43
Other income, net	(5)	(6)	(1)
Interest expense	84	97	13
Early extinguishment of debt	—	111	111
Interest income	(6)	(6)	—
Income before income taxes	714	548	166
Provision for income taxes	265	201	(64)
Net income	449	347	102
Net income attributable to noncontrolling interest	(1)	(1)	—
Net income attributable to Wyndham shareholders	$448	$346	$102

Net revenues increased $236 million (6.2%) for the nine months ended September 30, 2014 compared with the same period last year primarily resulting from:

•	$114 million of higher revenues at our vacation ownership business resulting primarily from higher net VOI sales;

•
a $49 million increase at our lodging business (excluding $4 million of intersegment revenues) primarily from higher royalty and marketing and reservation (inclusive of Wyndham Rewards) revenues and higher reimbursable revenues in our hotel management business;

•	a $48 million increase at our exchange and rentals business resulting primarily from stronger volume and yield on rental transactions; and

•	$25 million of favorable foreign currency translation.

Expenses increased $193 million (6.3%) for the nine months ended September 30, 2014 compared with the same period last year primarily reflecting:

•	$126 million of higher expenses from operations primarily related to the revenue increases;

•	$18 million of higher expenses from foreign currency translation;

•	a $15 million increase in depreciation and amortization resulting from property and equipment additions;

•
a $12 million increase in legal expenses primarily related to the absence of an $11 million favorable impact from the settlement and partial insurance reimbursement of a lawsuit in our vacation ownership business during the first quarter of 2013;

•	a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014;

•	an $8 million non-cash impairment charge related to the write-down of an investment in a joint venture at our lodging business; and

•	$6 million of expense related to an allowance recorded on an indemnification receivable that was established as a result of the Shell acquisition.

Interest expense decreased $13 million for the nine months ended September 30, 2014 compared to the prior year primarily due to the impact of the interest rate swaps entered into during the third quarter of 2013.

During 2013, we incurred $111 million of expenses for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

As a result of these items, net income attributable to Wyndham shareholders increased $102 million (29.5%) as compared to the nine months ended September 30, 2013.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2014 compared to September 30, 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014		2013		% Change
Lodging	$835	$782	6.8	$250	(b)	$232		7.8
Vacation Exchange and Rentals	1,293	1,220	6.0	333	(c)	320		4.1
Vacation Ownership	1,970	1,856	6.1	488		447	(f)	9.2
Total Reportable Segments	4,098	3,858	6.2	1,071		999		7.2
Corporate and Other (a)	(48)	(44)	(9.1)	(104)	(d)	(89)	(g)	(16.9)
Total Company	$4,050	$3,814	6.2	$967		$910		6.3

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2014		2013
EBITDA				$967		$910
Depreciation and amortization				175		160
Interest expense				84	(e)	97
Early extinguishment of debt				—		111	(h)
Interest income				(6)		(6)
Income before income taxes				714		548
Provision for income taxes				265		201
Net income				449		347
Net income attributable to noncontrolling interest				(1)		(1)
Net income attributable to Wyndham shareholders				$448		$346

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) an $8 million write-down of an investment in a joint venture and (ii) $4 million of costs associated with an executive’s departure from the Company, partially offset by a $1 million reversal of a portion of a restructuring reserve established during the fourth quarter of 2013.

(c)
Includes $10 million of foreign currency loss related to the devaluation of the official exchange rate of Venezuela, partially offset by a $2 million benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

(d)	Includes $1 million of a net expense from the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant.

(e)	Includes $2 million of the reversal of a reserve for value-added taxes established during 2011.

(f)
Includes $2 million of costs incurred in connection with the acquisition of the Midtown 45 property in New York City through the consolidation of a special purpose entity (“SPE”), which is being converted to WAAM Just-in-Time inventory.

(g)	Includes $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant.

(h)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

Lodging
Net revenues increased $53 million (6.8%) and EBITDA increased $18 million (7.8%) during the nine months ended September 30, 2014 compared with the same period during 2013. EBITDA was unfavorably impacted by an $8 million non-cash impairment charge related to the write-down of an investment in a joint venture and $4 million of termination costs associated with the departure of an executive from the Company.

Net revenues reflect a $39 million increase in royalty, marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 4.8% increase in global RevPAR resulting primarily from an 8.3% increase in domestic RevPAR, partially offset by a 3.2% decrease in international RevPAR and (ii) a 2.7% increase in system size. Such increases in royalty, marketing and reservation revenues were partially offset by the absence of $11 million of fees charged for the global conference held during the third quarter of 2013, which were fully offset in expenses. Other franchise and ancillary services increased $11 million primarily from our co-branded credit card program resulting from the impact of a new agreement executed during the third quarter of 2014 as well as growth in such program.

The increase in net revenues also reflects $16 million of higher reimbursable revenues (inclusive of $2 million of intersegment revenues) in our hotel management business which had no impact on EBITDA. Such increase was primarily the result of new management agreements executed during 2014 and the second half of 2013.

Net revenues and EBITDA decreased $4 million and $3 million, respectively, from our owned hotels compared to the same period last year due to the impact of renovations at the Wyndham Grand Rio Mar.

EBITDA was unfavorably impacted by $28 million of higher marketing, reservation and Wyndham Rewards expenses primarily resulting from (i) the impact of the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees and (ii) the timing of marketing spend. Such increase in marketing expenses were partially offset by the absence of costs associated with the global conference during the third quarter of 2013.

In addition, EBITDA reflects $9 million of lower expenses primarily associated with ancillary services and bad debts.

Vacation Exchange and Rentals
Net revenues and EBITDA increased $73 million (6.0%) and $13 million (4.1%), respectively, during the nine months ended September 30, 2014 compared with the same period during 2013. Foreign currency translation favorably impacted net revenues and EBITDA by $25 million and $7 million, respectively. EBITDA also reflects a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014, partially offset by a $2 million benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

Our acquisition of a vacation rental business contributed $8 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $3 million of incremental EBITDA during the nine months ended September 30, 2014.

Net revenues generated from rental transactions and related services increased $73 million. Excluding a favorable foreign currency translation impact of $29 million and $7 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $37 million due to (i) a 3.2% increase in rental transaction volume primarily at our Denmark-based Novasol and Netherlands-based Landal GreenParks businesses and (ii) a 2.5% increase in average net price per vacation rental driven by strength in higher priced accommodations at Landal GreenParks and our U.K.-based James Villa Holidays business, partially offset by lower yield at Novasol.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $2 million. Excluding an unfavorable foreign currency translation impact of $3 million, exchange and related service revenues increased $1 million primarily due to a 1.7% increase in the average number of members principally resulting from improved retention and growth in new members in North America and Latin America. Such impact was partially offset by a 1.5% reduction in exchange revenue per member primarily resulting from a decline in Venezuela and Brazil resulting from macroeconomic factors, as well as the impact of growth in club memberships in North America where there is a lower propensity to transact, partially offset by higher exchange yield in North America.

In addition, EBITDA was unfavorably impacted by $28 million of higher costs resulting from revenue increases in our vacation rentals businesses, partially offset by a $2 million decrease in foreign exchange losses related to Venezuela.

Vacation Ownership
Net revenues and EBITDA increased $114 million (6.1%) and $41 million (9.2%), respectively, during the nine months ended September 30, 2014 compared with the same period of 2013.

Gross VOI sales increased $18 million resulting from a 1.5% increase in tours. VPG was flat compared to the prior period. The increase in tour flow reflected our continual focus on marketing programs directed toward new owner generation.

Net VOI revenue increased $106 million (10.7%) primarily reflecting a $76 million decrease in our provision for loan losses due to favorable default trends resulting from a tightening of our credit standards.

Commission revenues generated by WAAM Fee-for-Service decreased $5 million compared to the prior year as a $20 million reduction in gross VOI sales under WAAM Fee-for-Service was partially offset by higher commission rates earned on such VOI sales. The decrease in gross VOI sales under WAAM Fee-for-Service reflects our shift in focus towards WAAM Just-in-Time inventory. EBITDA increased $2 million primarily due to $7 million of lower sales expenses.

Consumer financing revenues increased $1 million due to a higher weighted average interest rates earned on contract receivables partially offset by a lower average portfolio balance. EBITDA increased $8 million primarily reflecting lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.7% from 4.3%. As a result, our net interest income margin increased to 84% compared to 81% during 2013.

Property management revenues increased $8 million primarily resulting from higher reimbursable revenues. EBITDA increased $4 million due to lower operating expenses.

In addition, EBITDA was unfavorably impacted by:

•	$54 million of higher sales and marketing expenses primarily due to an increase in costs for tours targeting new owner generation;

•	a $22 million increase in the cost of VOI sales primarily due to the impact on estimated inventory recoveries resulting from a reduction in the provision for loan losses;

•
$12 million of higher legal expenses primarily due to the absence of an $11 million favorable impact from the reversal of a litigation reserve and receipt of an insurance reimbursement related to the settlement of a lawsuit during the first quarter of 2013; and

•	a $6 million expense related to a reserve recorded on an indemnification receivable established in 2012 as a result of the Shell acquisition.

Such decreases in EBITDA were partially offset by $11 million of lower operating expenses primarily due to a reduction in maintenance fees for unsold inventory.

Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues charged principally between our vacation ownership and lodging businesses, decreased $4 million during the nine months ended September 30, 2014 compared to 2013.

Corporate expenses (excluding intercompany expense eliminations) increased $15 million during the nine months ended September 30, 2014 compared to the prior year primarily due to higher professional fees, employee related costs and information technology expenses.

RESTRUCTURING PLANS
During the fourth quarter of 2013, we committed to an organizational realignment initiative at our lodging business, primarily focused on optimizing our marketing structure. During the nine months ended September 30, 2014, we reduced our liability with $5 million of cash payments and reversed $1 million of previously recorded contract termination costs. The remaining liability of $1 million as of September 30, 2014 is expected to be paid in cash primarily by the end of 2014.

In addition to the restructuring plan implemented during 2013, we have a remaining liability of $4 million as of September 30, 2014 for prior restructuring plans.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2014	December 31, 2013	Change
Total assets	$9,557	$9,741	$(184)
Total liabilities	8,146	8,116	30
Total equity	1,411	1,625	(214)

Total assets decreased $184 million from December 31, 2013 to September 30, 2014 primarily due to:

•	a $52 million decrease in vacation ownership contract receivables primarily due to principal collections and loan loss provisions exceeding net loan originations;

•
a $47 million decrease in goodwill and other intangibles primarily related to the impact of foreign currency translation at our vacation exchange and rentals business and the impact of current year amortization;

•	a $44 million decrease in trade receivables principally due to collections on advanced bookings resulting from seasonality at our vacation rentals business; and

•	a $36 million decrease in other current assets primarily related to the reacquired portion of real property located in Las Vegas, Nevada from the third-party developer.

Total liabilities increased $30 million from December 31, 2013 to September 30, 2014 primarily due to a $51 million increase in accrued expenses and other current liabilities principally resulting from (i) the timing of marketing spend at our lodging business and (ii) an increase in income taxes payable due to the timing of payments, partially offset by a reduction in an obligation related to the repurchase of real property located in Las Vegas, Nevada from a third party developer. In addition, liabilities reflect a $31 million increase in our securitized debt.

Such increases were partially offset by a $50 million decrease in accounts payable primarily resulting from lower homeowner liabilities at our vacation rentals businesses due to seasonality.

Total equity decreased $214 million from December 31, 2013 to September 30, 2014 primarily due to:

•	$481 million of stock repurchases;

•	$134 million of dividends; and

•	$66 million of foreign currency translation adjustments.

Such decreases in equity were partially offset by $448 million of net income attributable to Wyndham shareholders.

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

Our five-year revolving credit facility, which expires in July 2018, has a total capacity of $1.5 billion and available capacity of $1.2 billion, net of letters of credit and commercial paper borrowings, as of September 30, 2014. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of September 30, 2014, we had $237 million of outstanding commercial paper borrowings, all under the U.S. program.

Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $379 million as of September 30, 2014. During August 2014, we renewed this facility for a two-year term that expires in August 2016.

On October 15, 2014, we closed a securitization facility, Premium Yield Facility 2014-A LLC, in the initial principal amount of $204 million, utilizing previously non-securitized vacation ownership contract receivables at an advance rate of 58%. These borrowings bear interest at a coupon rate of 3.00% and are secured by vacation ownership contract receivables. We primarily utilized the proceeds to pay down a portion of outstanding borrowings under our U.S. commercial paper program.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

During the nine months ended September 30, 2014 and 2013, the net change in cash and cash equivalents was $58 million and $74 million, respectively. The following table summarizes such changes:

	Nine Months Ended September 30,
	2014	2013	Change
Cash provided by/(used in)
Operating activities	$899	$858	$41
Investing activities	(185)	(317)	132
Financing activities	(648)	(464)	(184)
Effects of changes in exchange rates on cash and cash equivalents	(8)	(3)	(5)
Net change in cash and cash equivalents	$58	$74	$(16)

Operating Activities

Net cash provided from operations increased $41 million primarily due to favorable working capital utilization.

Investing Activities

Net cash used in investing activities decreased by $132 million, which principally reflects $110 million of lower acquisition payments and $39 million of lower development advance payments at our lodging business.

Financing Activities

Net cash used in financing activities increased by $184 million, which principally reflects (i) $171 million of lower net borrowings of non-securitized debt and (ii) the absence of $87 million of cash received in connection with the sale of vacation ownership inventory in 2013, which is subject to conditional repurchase, partially offset by $104 million of higher net borrowings on securitized vacation ownership debt.

Capital Deployment

We focus on optimizing cash flow and seek to deploy capital for the highest possible returns. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to derive a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis as well as grow the business through merger and acquisition activities. In addition, we intend to return cash to shareholders through the repurchase of common stock and payment of dividends.

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

During the nine months ended September 30, 2014, we spent $88 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2014, we anticipate spending approximately $165 million to $175 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2013 through 2017 is expected to be approximately $200 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $149 million on capital expenditures during the nine months ended September 30, 2014, primarily on information technology enhancement projects throughout the company and renovations of bungalows at our Landal GreenParks business.

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

Stock Repurchase Program

On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since authorized six increases to the repurchase program, most recently on October 22, 2014 for $1.0 billion, bringing the total authorization under our current program to $4.0 billion.

Under our current stock repurchase program, we repurchased 6.5 million shares at an average price of $74.45 for a cost of $481 million during the nine months ended September 30, 2014. From August 20, 2007 through September 30, 2014, we repurchased 69.2 million shares at an average price of $41.80 for a cost of $2.9 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of September 30, 2014, we have repurchased under our current and prior stock repurchase programs, a total of 94.3 million shares at an average price of $39.27 for a cost of $3.7 billion since our separation from Cendant (“Separation”).

During the period October 1, 2014 through October 23, 2014, we repurchased an additional 0.6 million shares at an average price of $77.43 for a cost of $50 million. We currently have $1.1 billion of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31, June 30 and September 30, 2014, we paid cash dividends of $0.35 per share ($136 million in aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2013, we paid cash dividends of $0.29 per share ($119 million in the aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2014, our consolidated interest coverage ratio was 11.0 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2014, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2014, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2014, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2016 and capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

As of September 30, 2014, we had $379 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of September 30, 2014, we had $237 million of outstanding borrowings and the total available capacity was $1.0 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.2 billion, of which we had $389 million outstanding as of September 30, 2014. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of September 30, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $28 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/14 - 9/30/15	10/1/15 - 9/30/16	10/1/16 - 9/30/17	10/1/17 - 9/30/18	10/1/18 - 9/30/19	Thereafter	Total
Securitized debt (a)	$192	$210	$407	$184	$183	$765	$1,941
Long-term debt (b)	49	45	648	731	14	1,435	2,922
Interest on debt (c)	155	152	127	109	88	197	828
Operating leases	87	65	54	48	40	211	505
Other purchase commitments	203	84	41	22	6	17	373
Inventory sold subject to conditional repurchase (d)	71	38	41	44	47	124	365
Separation liabilities (e)	28	12	—	—	—	—	40
Total (f) (g)	$785	$606	$1,318	$1,138	$378	$2,749	$6,974

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes an $86 million purchase commitment for WAAM Just-in-Time inventory from an SPE, which is consolidated in our financial statements, of which $77 million is included in long-term debt.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)	Represents obligations to repurchase completed vacation ownership property from a third-party developer (See Note 11 – Commitments and Contingencies for further detail).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2014 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and its effect on our prices, earnings, fair values and cash flows would not be material.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended September 30, 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1-31, 2014	652,400	$76.62	652,400	$298,269,077
August 1-31, 2014	740,000	$78.32	740,000	$240,314,357
September 1-30, 2014 (*)	655,200	$81.39	655,200	$186,989,129
Total	2,047,600	$78.76	2,047,600	$186,989,129
(*)Includes 73,400 shares purchased for which the trade date occurred during September 2014 while settlement occurred during October 2014.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program six times, most recently on October 22, 2014 for $1.0 billion, bringing the total authorization under the program to $4.0 billion.
During the period October 1, 2014 through October 23, 2014, we repurchased an additional 0.6 million shares at an average price of $77.43. We currently have $1.1 billion of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 24, 2014	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: October 24, 2014	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 10, 2012)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed May 10, 2012)
10.1*
Fifth Amendment, dated as of August 28, 2014, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

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