Form 10-K
period 2014-12-31
WYNDHAM WORLDWIDE CORP
filed 2015-02-13
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, was $9,402,262,649. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2015, the registrant had outstanding 120,558,066 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements, reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.WyndhamWorldwide.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an internet site at http://www.WyndhamWorldwide.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.    BUSINESS
OVERVIEW
Wyndham Worldwide
As one of the world’s largest hospitality companies, we offer individual consumers and business customers a wide range of hospitality services and products through our global portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Through our 25 primary brands, we have built a significant presence in most major hospitality markets in the United States and throughout the world. Our brands include: Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Howard Johnson, Wingate by Wyndham, Microtel Inns & Suites, Tryp by Wyndham, RCI, Landal GreenParks, Novasol, Hoseasons, cottages4you, James Villa Holidays, Wyndham Vacation Rentals, Wyndham Vacation Resorts, Shell Vacations Club and WorldMark by Wyndham. Our operations are grouped into three segments: lodging, vacation exchange and rentals and vacation ownership.

•
Wyndham Hotel Group is the world’s largest hotel company based on the number of properties, with 7,645 hotels and over 660,800 hotel rooms worldwide. We franchise in the upscale, upper midscale, midscale, economy and extended stay segments with a concentration in economy brands. We also provide property management services for full-service and select limited-service hotels. This is predominantly a fee-for-service business that produces recurring revenue streams with steady cash flow and low capital investment requirements.

•
Wyndham Exchange and Rentals includes the world’s largest vacation exchange network based on the number of members (3.8 million) and affiliated vacation ownership resorts (approximately 4,500) providing vacation exchange services and products to timeshare developers and owners. We are also the world’s largest professional manager of vacation rental properties based on the number of properties (approximately 103,000), which we market on behalf of independent owners. In total, we provide access to over 107,000 vacation properties in more than 100 countries, including vacation ownership condominiums, traditional hotel rooms, villas, cottages, chalets, city apartments, second homes, fractional resorts, private residence clubs and yachts. This is primarily a fee-for-service business that provides stable revenue streams and produces strong cash flow.

•
Wyndham Vacation Ownership is the world’s largest timeshare (also known as vacation ownership) business based on the number of resorts, units, owners and revenues, with 203 resorts and approximately 904,000 owners. We develop and market Vacation Ownership Interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts.

Our business segments generate a diversified revenue stream and high free cash flow. Approximately 63% of our revenues are generated from our fee-for-service businesses. We receive fees (i) in the form of royalties for use of our brand names, (ii) for providing property management services to hotels and vacation ownership resorts, (iii) for providing vacation exchange and rentals services and (iv) for providing services under our Wyndham Asset Affiliation Models (“WAAM”) in our timeshare business. The remainder of our revenue comes primarily from the sale of VOIs and related financing.

How we create value for our shareholders

Our mission is to increase shareholder value by being the leader in travel accommodations and welcoming our guests to iconic brands and vacation destinations through our signature “Count On Me!” service. Our strategies to achieve these objectives are to:

•	Strategically allocate capital to expand our fee-for-service business models;

•	Increase cash flow and profit through superior execution;

•	Develop innovative services and products to meet the evolving needs of customers;

•	Further develop our world class capabilities by strengthening our brands, attracting and developing the best talent and investing in technology; and

•	Support and promote Wyndham Green and Wyndham Diversity initiatives.

We provide value-added services and products intended to enhance the travel experience of the individual consumer and to drive revenues to our business customers. We have a strong presence in many different segments of the hospitality industry. This allows us to leverage our relationships with our existing customers by offering them services and products from other segments.

All of our businesses have both domestic and international operations. During 2014, we derived 74% of our revenues in the U.S. and 26% internationally (approximately 16% in Europe and 10% in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 21 to the Consolidated Financial Statements included in this Annual Report.

History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. HFS initially began as a hotel franchisor that later expanded to include the addition of the vacation exchange business. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation, which then further expanded with the addition of the vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation, to the holders of Cendant common stock issued and outstanding as of July 21, 2006 (the record date for the distribution). The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN.”

We have many widely recognized and well-established brands. Our Howard Johnson and Ramada brands opened their first hotels in 1954. RCI, our vacation exchange business, was established in 1974. Hoseasons, Landal GreenParks and Novasol, some of Europe’s most renowned vacation rental brands, were established in 1944, 1954 and 1968, respectively. Our vacation ownership brands began operations in 1978 with Shell Vacations Club, followed by Wyndham Vacation Resorts (formally known as Fairfield Resorts) in 1980 and WorldMark by Wyndham (formally known as Trendwest Resorts) in 1989.

Our portfolio of well-known hospitality brands was assembled over the past twenty-five years. The following is a timeline of our significant acquisitions:

1990	1992	1993	1996
Howard Johnson	Days Inn	Super 8	Resort Condominiums International (RCI)
Ramada (US)			Travelodge North America
2001	2002	2004	2005
Wyndham Vacation Resorts	WorldMark by Wyndham	Landal GreenParks	Wyndham Hotels and Resorts
Holiday Cottages Group	Novasol	Ramada International
Cuendet
2006	2008	2010	2012
Baymont Inn and Suites	Microtel Inns and Suites	Hoseasons	Shell Vacations Club
	Hawthorn Suites	ResortQuest	Smoky Mountain Property Management
		James Villa Holidays	Oceana Resorts
Tryp

BUSINESS DESCRIPTIONS
The following is a description of each of our three business units, Wyndham Hotel Group, Wyndham Exchange & Rentals and Wyndham Vacation Ownership, and the industries in which they compete.

WYNDHAM HOTEL GROUP
Lodging Industry
Regions
The global lodging market consists of approximately 165,000 hotels with combined annual revenues of approximately $467 billion. This represents nearly 15.5 million rooms, of which approximately 53% are affiliated with a brand. The market is geographically concentrated with the top 20 countries accounting for over 80% of total rooms.

The regional distribution of the lodging industry consists of the following (according to Smith Travel Research Global (“STR”)):

		Room Supply	Revenues	Brand
Region	Hotels	(millions)	(billions)	Affiliation
United States/Canada	59,600	5.3	$145	68%
Europe	60,000	4.5	156	41%
Asia Pacific	30,000	3.8	109	51%
Latin America/Middle East	15,100	1.9	57	43%

Business Models
Companies in the lodging industry operate primarily under one of the following business models:

•
Franchise - Under the franchise model, a company typically grants the use of a brand name to a hotel owner in exchange for royalty fees that are typically a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. As of December 31, 2014, we had 7,585 franchised properties in our hotel portfolio.

•
Management - Under the management model, a company provides professional oversight and comprehensive operations support to hotel owners in exchange for base management fees that are typically a percentage of hotel revenue. A company can also earn incentive management fees which are tied to the financial performance of the hotel. As of December 31, 2014, we had 58 managed properties in our hotel portfolio.

•
Ownership - Under the ownership model, a company owns hotels and bears all financial risks and rewards relating to the hotel, including appreciation and depreciation in the value of the property. As of December 31, 2014, we had two owned hotels in our portfolio.

Revenue Metrics
Performance in the lodging industry is measured by the following key metrics:

•	Average daily rate, or ADR - ADR is defined as total revenue divided by the number of room nights sold. It represents the average price of a room at a hotel or group of hotels.

•	Average occupancy - Occupancy is the number of room nights sold divided by the total number of rooms. Average occupancy allows us to gauge demand.

•
Revenue per available room, or RevPAR - RevPAR is calculated by multiplying ADR by the average occupancy rate; it is the average price of a room multiplied by the percentage of rooms occupied. RevPAR is the primary metric used by our management to track the performance of our hotels, and it allows us to compare performance across regions, segments, and brands.

•	System growth - System growth is calculated by subtracting room terminations from gross room openings, and provides a measure for the number of rooms added to our portfolio.

The U.S. is the most dominant country in the global lodging market with over 28% of global room revenues. The following table displays trends in the key revenue metrics for the U.S. lodging industry over the last six years and for 2015 (estimate):

Year	Occupancy	ADR	RevPAR*
2009	54.6%	$98.16	$53.55
2010	57.5%	98.21	56.46
2011	59.9%	101.93	61.04
2012	61.3%	106.21	65.08
2013	62.1%	110.42	68.60
2014	64.4%	115.45	74.31
2015 Estimate	65.1%	122.66	79.80

* RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
Sources: STR (2009 to 2014); PricewaterhouseCoopers (“PwC”) (2015). 2015 estimated data is as of January 2015.

The U.S. lodging industry experienced positive RevPAR performance over the prior year primarily resulting from demand growth and gains in ADR. U.S. occupancy grew by 3.6% to 64.4% in 2014. This growth was driven by strong momentum in both transient and group demand. During 2014, ADR grew 4.6% to $115.45. As a result of the occupancy and ADR gains, the U.S. lodging industry experienced RevPAR growth of 8.3% in 2014.

According to PwC’s most recent outlook on the Hospitality and Leisure Industry, the strong momentum exhibited in 2014 in transient and group demand is expected to continue in 2015, resulting in an increase in pricing power for hotels. Industry occupancy is expected to reach levels that have not been seen since 1984. It is expected that growth in U.S. hotel demand, as measured by room night consumption, is expected to exceed growth in supply again in 2015. Occupancy and ADR gains are expected across all segments resulting in an overall RevPAR increase of 7.4%. Certain industry experts project RevPAR in the U.S. to grow at a 3.2% compounded annual growth rate from 2016 to 2018.

Segment Descriptions
Performance in the U.S. lodging industry is evaluated based upon chain scale segments, which are generally defined as follows:

•
Luxury - typically offers first class accommodations and an extensive range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR is normally greater than $210 for hotels in this category.

•
Upper Upscale - typically offers accommodations with a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $145 to $210 for hotels in this category.

•
Upscale - typically offers a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service, and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $110 to $145 for hotels in this category.

•
Upper Midscale - typically offers restaurants, vending, selected business services, partial recreational facilities (either a pool or fitness equipment), and limited transportation (airport shuttle). ADR normally falls in the range of $90 to $110 for hotels in this category.

•
Midscale - typically offers limited breakfast, selected business services, limited recreational facilities (either a pool or fitness equipment), and limited transportation (airport shuttle). ADR normally falls in the range of $65 to $90 for hotels in this category.

•	Economy - typically offers basic amenities and a limited breakfast. ADR is normally less than $65 for hotels in this category.

Wyndham Hotel Group Overview
Wyndham Hotel Group is the world’s largest hotel franchisor based on number of properties, with 7,585 franchised hotels and over 660,800 hotel rooms worldwide, and is a leader in the economy segment. Our franchise business is easily adaptable to changing economic environments due to low operating cost structures. This, in combination with recurring fee streams, yields high margins and predictable cash flows. Ongoing capital requirements are relatively low and mostly limited to technology expenditures which support core capabilities. We may employ incentives to generate new business, such as key money, development advance notes, and other forms of financial support to assist franchisees and hotel owners in converting to one of our brands or building new hotels under a Wyndham Hotel Group brand.

Our owned hotel portfolio currently consists of the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico (“Rio Mar hotel”) and the Wyndham Grand Orlando Bonnet Creek (“Bonnet Creek hotel”). Both hotels represent mixed-use opportunities which allow us to introduce our hotel guests to the vacation ownership product.

The following table provides operating statistics for each brand in our system as of and for the year ended December 31, 2014:

Brand	Primary Segment (*)	Total Hotels	Rooms
			Total	North America (1)	Latin America	EMEA	Asia/Pacific	RevPAR
	Economy	2,510	160,847	110,623	150	57	50,017	$29.09
	Economy	1,794	145,078	126,750	286	4,492	13,550	33.48
	Midscale	837	115,923	57,913	3,030	30,097	24,883	43.22
	Economy	429	45,919	27,885	3,067	528	14,439	30.96
	Upscale	195	43,865	25,929	5,740	6,444	5,752	71.14
	Economy	421	30,989	30,989	—	—	—	34.62
	Midscale	369	29,727	29,727	—	—	—	34.51
	Economy	398	24,832	24,832	—	—	—	20.94
	Economy	323	23,138	21,751	463	—	924	40.23
	Upper Midscale	119	16,965	486	3,160	13,254	65	55.97
	Midscale	153	13,923	13,747	176	—	—	55.05
	Midscale	97	9,620	9,286	—	334	—	50.19
Total		7,645	660,826	479,918	16,072	55,206	109,630	$37.57

(*)
This reflects the primary chain scale segments served using the STR Global definition and method as of December 2014. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

(1)	Comprised of U.S., Canada and Puerto Rico.

The following table depicts our geographic distribution and key operating metrics by region:

	# of	# of
Region	Properties	Rooms	Occupancy	ADR	RevPAR*
United States (1)	5,646	440,175	53.1%	$70.22	$37.27
Canada	505	39,743	55.2%	92.90	51.26
Europe/Middle East/Africa	402	55,206	62.3%	83.46	51.99
Asia/Pacific (2)	960	109,630	56.2%	44.44	24.98
Latin America	132	16,072	56.0%	79.69	44.60
Total	7,645	660,826	54.5%	68.94	37.57

*	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.

(1)	Includes properties located in Puerto Rico.

(2)	China represents 88% of the total region with the majority of our hotels in China being under master franchise agreements.

The number of lodging properties and rooms in operation by market sector is as follows:

	As of December 31,
	2014		2013		2012
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy (a)	5,755	410,752	5,646	401,665	5,578	398,304
Midscale (b)	1,237	130,234	1,187	124,688	1,208	125,900
Upper Midscale (c)	543	89,710	543	89,576	469	79,274
Upscale (d)	110	30,130	104	28,505	82	22,969
Upper Upscale (e)	—	—	5	989	5	990
Total	7,645	660,826	7,485	645,423	7,342	627,437

These chain scale segments are utilized to classify our brands in the North America region. For illustrative purposes, we also reflected our international properties and rooms under these categories.

(a)	Comprised of the Days Inn, Super 8, Howard Johnson Inn, Howard Johnson Express, Travelodge, Microtel Inn & Suites by Wyndham and Knights Inn brands.

(b)	Primarily includes the Wingate by Wyndham, Hawthorn Suites by Wyndham, Ramada Inn, Ramada Limited, Howard Johnson Plaza, Howard Johnson Hotel and Baymont Inn & Suites brands.

(c)	Primarily includes the Ramada Hotels, Ramada Plaza, Tryp by Wyndham and Wyndham Garden Hotel brands.

(d)	Comprised of the Wyndham Hotels and Resorts brand.

(e)	Comprised of the Dream brand for 2013 and 2012.

The number of lodging properties and rooms changed as follows:

	As of December 31,
	2014		2013		2012
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	7,485	645,423	7,342	627,437	7,205	613,126
Additions	619	61,657	633	65,933	688	66,050
Terminations	(459)	(46,254)	(490)	(47,947)	(551)	(51,739)
Ending balance	7,645	660,826	7,485	645,423	7,342	627,437

In our franchising business, we seek to generate revenues for our hotel owners through our strong, well-known brands and the delivery of services such as marketing, information technology, revenue management, training, operations support, strategic sourcing and guest services.

The sources of our revenues from franchising hotels include (i) ongoing franchise fees, which are comprised of royalty, marketing and reservation fees, (ii) initial franchise fees which relate to services provided to assist a franchised hotel to open for business under one of our brands and (iii) other service fees. Royalty fees are intended to cover the use of our trademarks. Marketing and reservation fees are intended to reimburse us for expenses associated with operating reservations systems, e-commerce channels including our brand.com websites and access to third-party distribution channels, such as online travel agents (“OTAs”), advertising and marketing programs, global sales efforts, operations support, training and other related services. Other service fees include fees derived from providing ancillary services, and are generally intended to reimburse us for direct expenses associated with providing these services.

Our management business offers hotel owners the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services, our hotel management business provides hotel owners with professional oversight and comprehensive operations support, including hiring, training and supervising the hotel managers and employees, annual budget preparation, local sales and marketing efforts, financial analysis, and food and beverage services. Revenues earned from our management business include management and service fees. Management fees are comprised of (i) base fees, which are typically a specified percentage of gross revenues from hotel operations, and potentially (ii) incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. We are also required to recognize fees relating to reimbursable payroll costs for operational employees who work at some of our managed hotels as revenue. Although these costs are funded by hotel owners, accounting guidance requires us to report these fees on a gross basis as both revenues and expenses. As such, there is no effect on our operating income.

Our ownership portfolio is limited to two hotels in locations where we have developed or intend to develop timeshare units. Revenues earned from our owned hotels are comprised of (i) gross room nights, (ii) food and beverage services, and (iii) on-site spa, casino, golf and shop revenues. We are responsible for all operations and recognize all revenues and expenses associated with the hotels.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. Revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stays. These fees are intended to reimburse us for expenses associated with administering and marketing the loyalty program.

Reservation Booking Channels
A majority of our economy and midscale hotels are located on highway roadsides for convenience of travelers; therefore, a significant portion of room nights sold are on a walk in or direct to hotel basis. We believe their choice of hotel is attributable to the reputation and general recognition of our brand names.

Another significant component of our value proposition to a hotel owner is access to our reservation booking channels, which we also refer to as our distribution platform. These channels include our proprietary brand web and mobile sites, our mobile apps, our call center facilities, our Wyndham Rewards loyalty program, our global sales team, global distribution partners such as Sabre and Amadeus, OTAs and other third-party internet referral or booking sources, such as Kayak, TripAdvisor and Google. Over half of our reservation delivery comes from online sources, including our proprietary and mobile websites.

For guests who choose to book their hotel stay in advance through our distribution platform, we booked a total of 53 million room nights in 2014 on behalf of hotels within our system (including all bookings under our global sales agreements). This represents 41% of total bookings at these hotels, up 10% from last year.

A key strategy for reservation delivery is the continual investment in our e-commerce capabilities (websites, mobile and other online channels), as well as the deployment of advertising spend to drive online traffic to our proprietary e-commerce channels. This strategy also encompasses marketing agreements we have with travel related search websites and affiliate networks, and other initiatives to drive business directly to our online channels. In addition, to ensure our franchisees receive bookings from OTAs and other third-party internet sources, we provide direct connections between our central reservations system and strategic third-party internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory, send bookings directly to our central reservation systems without interference or delay and reduce our franchisee distribution costs.

Loyalty Program
Building a robust loyalty program is critical to delivering our value proposition to our hotel owners, and we have embarked on a multi-year plan to enhance our program. The Wyndham Rewards program was introduced in 2003 and has grown steadily since its inception. The diversity of our brands and significant footprint uniquely enables us to meet our members’ leisure and business travel needs across a variety of locations, and a wide range of price points. Over 39 million members in 70 countries have enrolled in the program since its inception. These members stay at our brands more frequently and drive incremental room nights, higher ADR and a longer length of stay than non-members. On an annualized basis, a Wyndham Rewards member spends 70% more than a non-member.

Wyndham Rewards is the largest lodging loyalty program as measured by number of participating hotels in the lodging industry. Members earn points by staying in one of our participating branded hotels or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. The points may be redeemed for a variety of reward options, including airline travel, resort vacations, event tickets, gift certificates for leading retailers and restaurants, and more. During 2014, 74% of all points redeemed were for free nights, a 39% increase over prior years. This demonstrates the impact of the program in driving additional stays to our hotel owners.

Marketing, Sales and Revenue Management Services
Our brand and field marketing teams develop and implement global marketing strategies for each of our hotel brands. While brand positioning and strategy is generated from our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels.

We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, social media marketing, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and highly targeted direct marketing. In May 2014, we launched an umbrella marketing strategy which featured all 12 of our brands on television and in other forms of media, with a goal of driving more consumers to our proprietary websites and into our loyalty program. Our Best Available Rate guarantee gives consumers confidence to book directly with us by guaranteeing the same rates regardless of whether they book through our call centers, websites or other third-party channels. In addition, we leverage the strength of our Wyndham Rewards loyalty program to develop meaningful marketing promotions and campaigns to drive new and repeat business to hotels in our system. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program’s channels and its partners’ channels.

Our global sales organization leverages the size and diversification of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a broad range of hotel guests. With over 7,640 hotels throughout the world, we are able to find more complete solutions for a client/company whose travel needs range from economy to upscale brands. In order to leverage multidimensional customer needs for our hotels, the sales team is deployed globally in key markets within Europe, Mexico, Canada, Latin America, China, Hong Kong, the Middle East and the U.S.

We also offer revenue management subscription services, with professionals deployed in key markets globally, to help maximize the revenues of our franchisees by advising them on strategies for their consideration intended to optimize rate and inventory management. These services also coordinate all recommended revenue programs delivered to our franchisees in tandem with e-commerce and brand marketing strategies.

Property Services
Our worldwide teams of industry veterans continually collaborate with franchisees on all aspects of their operations, and create detailed and individualized strategies for success. We are able to make meaningful contributions to hotel operations, which result in higher profits for our hotel owners by providing key services including system integration, operations support, training, strategic sourcing, and development planning and construction.

We also provide hotel owners with property management system software that synchronizes each hotel’s inventory with our central reservations platform. These systems assist franchisees with managing their room inventory (room nights), rates (ADR) and reservations, which leads to greater profits for our hotel owners and enhances our ability to deliver reservations at the right price to guests for our hotel owners.

Beginning in 2015, we intend to provide cloud-based Software-as-a-Service reservations and revenue management services to our properties. This solution will offer hotel owners an integrated and automated revenue management system that will optimize rates, occupancy, and RevPAR to grow market share.

New Property Development
Our development team consists of nearly 90 professionals in locations throughout the world, including the U.S., China, Mexico, India, Europe, Australia, and the Middle East. Our development team is focused on growing our franchise business and their efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands. Approximately 44% of the new rooms added in 2014 were with our existing franchisees or managed hotel owners.

In addition, our development team is focused on growing our management business. Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager, we are able to couple these services into one offering which we believe gives us a competitive advantage. Over the past 3 years, we have focused on portfolio deals and grew our managed portfolio from 24 hotels as of December 31, 2011 to 60 hotels as of December 31, 2014.

The number of lodging properties and rooms in our pipeline as of December 31, 2014 is as follows:

	Domestic		International		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	%
Conversions	317	31,113	91	10,793	408	41,906	36%
New Construction	200	18,851	351	56,017	551	74,868	64%
Total	517	49,964	442	66,810	959	116,774
% of Total		43%		57%

During 2014, 73% of our room additions were conversions from either an unbranded hotel or a non-Wyndham Hotel Group brand. Many of these hotels are excluded from our pipeline statistics as the period from signing the contract to flagging the hotel often occurs within the quarter.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services directly to hotel owners. Under our direct franchise model, we principally market our lodging brands to hotel developers, owners of independent hotels, and hotel owners who have the right to terminate their existing franchise affiliations with other lodging brands. We also market franchises to existing franchisees since many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years. It also gives the franchisor and franchisee certain rights to terminate the franchise agreement before its end date under certain circumstances, such as upon the lapse of a certain number of years after commencement of the agreement. Early termination options in these agreements give us the flexibility to terminate franchised hotels if business circumstances warrant. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its property into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the agreement.

While we generally employ a direct franchise model in North America, we currently have two company-owned hotels. The Bonnet Creek hotel, which is situated in our Bonnet Creek vacation ownership resort near the Walt Disney World resort in Florida, enables us to leverage the synergies of our company’s hotel and vacation ownership elements. The Rio Mar hotel, which is located in Rio Grande, Puerto Rico, is a luxury oceanfront property that includes premier restaurants, a spa, casino, golf course, and comprehensive business center. We also hold land at this location for future vacation ownership development. As such, these two hotels provide us with mixed-use opportunities that allow us to generate cross product interest by exposing our hotel guests to the vacation ownership product. Additionally, under our mixed-use business model, we are able to provide our hotel guests and VOI owners with higher quality amenities.

In other parts of the world, we employ both a direct franchise and master franchise model. We generally employ a master franchise model in regions where we are not yet ready to support the required infrastructure for a specific region. For example, while we employ a direct franchising model in China for our Wyndham and Ramada brands, we use a master franchise model for our Super 8, Days Inn and Howard Johnson brands. Similarly, within Canada, we generally employ a direct franchising model for our brands with the exception of our Days Inn and Travelodge brands, for which we use a master license model.

Franchise agreements in regions outside of North America may carry a lower fee structure based on the services we are prepared to provide in that particular region. Under our master franchise model we typically market our lodging brands to third parties that assume the principal role of franchisor, which involves selling individual franchise agreements and providing quality assurance, marketing assistance, and reservations support to franchisees. Since we provide only limited services to master franchisors, the fees we receive in connection with these agreements are typically lower than the fees we receive under a direct franchising model. Master franchise agreements, which are individually negotiated and vary among our brands, typically contain provisions that permit us to terminate the agreement if the other party fails to meet specified development schedules.

Strategies
We are strategically focused on leveraging our strength to deliver an enhanced value proposition to our franchisees and owners, and to create long-term shareholder value.

We expect to deploy the following tactics in pursuit of these goals:

•	grow our iconic brands globally;

•	deliver value-added operational support that improves hotel performance;

•	expand and enhance our Wyndham Rewards loyalty program;

•	align connectivity, systems and support to increase contribution for our franchisees; and

•	increase marketing effectiveness and scale to drive revenue.

Seasonality
Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year. This is due to increased leisure travel and the related ability to charge higher ADRs during these months.

Competition
Competition is robust among the lodging brand franchisors to grow their franchise systems and retain their existing franchisees. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among approximately 5,495 franchisees, which reduces our exposure from any one franchisee. No one franchisee accounts for more than 9% of our franchised hotels or total segment revenues.

WYNDHAM EXCHANGE & RENTALS
Vacation Exchange and Rentals Industries
The vacation exchange and rentals industries offer leisure travelers access to a range of unique, non-traditional lodging accommodations, such as privately-owned vacation homes, villas, cottages, apartments, condominiums and vacation ownership resorts, as well as flexibility in time of travel and lodging options.

Vacation exchange is a fee-for-service business that offers services and products to timeshare developers and owners. To participate in a vacation exchange, a timeshare owner provides his or her interval to an exchange company’s network and receives the opportunity to use another owner’s interval at a different location. The exchange company assigns a value to the owner’s interval based upon a number of factors, including location and size of the timeshare unit, dates of the interval, and the amenities at the resort. Exchange companies generally derive revenues by charging fees for facilitating exchanges and through annual membership dues. In 2013, 30% of global timeshare owners (or 6.0 million) were vacation exchange members and they completed approximately 2.9 million exchanges.

Timeshare private label clubs, such as Club Wyndham, WorldMark by Wyndham and Disney Vacation Club, give members the option to exchange both internally or through external exchange channels. Private label clubs have been the largest driver of timeshare industry growth over the past several years. This long term trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per member and revenue per member as members exchange more within their private label club.

The over $80 billion global vacation rentals industry is largely a fee-for-service business that offers vacation property owners the opportunity to rent their properties to leisure travelers. The industry is broadly divided into two segments. The first is the professionally managed rental segment, where the homeowner provides their property to an agent to rent, generally on an exclusive basis, and pays the agent a commission for marketing the property, managing bookings and providing quality assurance to the renter. The agent may also offer services such as daily housekeeping, on-site check-in, in-unit maintenance, and in-room guest amenities. The other segment of the industry is the rent-by-owner model where the property owner pays a fixed fee for an online listing or a minimal commission percentage for each booking. The agreement to list the owner’s property is usually not exclusive and typically includes minimal additional services. The rent-by-owner segment generally does not offer any quality assurance or direct booking ability for renters, and any fixed listing fee is usually charged regardless of whether the unit is rented. Conversely, professionally managed vacation rental companies collect rent in advance and generally offer accounting, housekeeping, maintenance and other services. After deducting the applicable commissions, professional managers remit the net amount due to the property owners. In addition to commissions, professionally managed vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is less organized than the lodging industry and is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2014, there were approximately 1.3 million properties in the U.S. and 4.3 million properties in Europe available for vacation rentals. In the U.S., vacation properties available for rental are primarily condominiums or stand-alone houses, whereas in Europe, rental offerings are more diverse, including individual homes, apartments and holiday park chalets.

The global demand for vacation rentals is approximately 76 million vacation weeks per year, 57 million of which are rented by leisure travelers in Europe. We believe this demand has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family, (ii) the increased use of the internet as a tool for facilitating vacation rental transactions and (iii) increased consumer awareness of vacation rental options. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home.

Wyndham Exchange & Rentals Overview
Wyndham Exchange & Rentals connects vacation suppliers, including timeshare affiliates, individual homeowners, and vacation park operators with vacationers. Our mission is to send people on the vacation of their dreams. We have a diverse portfolio of trusted brands to meet the needs of virtually every traveler. Through our industry-leading tools, expertise and brands, we bring outstanding value to both suppliers and guests to maximize supplier utilization and guest experience. We have the world’s largest vacation exchange network based on the number of members and affiliated vacation ownership resorts, and are the world’s largest professional manager of vacation rental properties based on the number of professionally managed properties. We are largely a fee-for-service business with strong and predictable cash flows.

Our vacation exchange business, RCI, derives a majority of its revenues from annual membership dues and fees for facilitating exchanges. Our vacation exchange business also derives revenues from ancillary services including additional services provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs.

Our vacation rentals business, Wyndham Vacation Rentals, primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees. For properties which we own, manage or operate under long-term capital and operating leases (which represent less than 10% of our portfolio), we receive 100% of the revenues. Our vacation rentals business also derives revenues from ancillary services delivered to property owners, vacation rental guests and homeowner associations.

Our vacation exchange and rentals business has access to over 107,000 unique, non-traditional vacation properties in more than 100 countries for specified periods, predominantly on an exclusive basis. Each year, our vacation exchange and rentals business provides more than 5 million families with vacation exchange and rentals services and products. The properties available to travelers include vacation ownership condominiums, traditional hotel rooms, villas, cottages, chalets, city apartments, second homes, fractional resorts, private residence clubs, and yachts. We offer travelers flexibility as to time of travel and a choice of lodging options. This flexibility also helps our timeshare developer affiliates, as it provides additional benefit to the timeshare product. We offer property owners marketing, booking and quality control services. Some of our rental brands also offer property management services ranging from key-holding to full property maintenance. We market our services and products using our nine primary consumer brands and other related brands in almost 200 offices worldwide. No one external customer, developer or group accounts for more than 2% of our vacation exchange and rentals revenues.

As the largest provider of vacation exchange and professionally managed vacation rentals, we leverage our inventory across our brands and business lines to maximize value for affiliates, exchange members, vacation rental property owners and guests. We also leverage our scale and global marketing expertise to enhance demand and drive occupancy across our portfolio. A prime example of this capability is the Wyndham Home Exchange program. This program generates unprecedented reach in the industry and provides our vacation rental property owners with the ability to deposit up to five weeks per property annually in exchange for intervals from within RCI’s portfolio of affiliated vacation ownership resorts. It allows exchange members the opportunity to access a wider variety of vacation properties, while also providing outstanding value to the vacation rental property owner.

We also provide industry-leading technology and revenue management expertise to optimize our exchange and vacation rental inventory through automated tools and sophisticated yield management techniques. Over the past several years, we have implemented these new tools and techniques to optimize pricing and occupancy in our vacation rental businesses, adopting best practices developed from years of investment and experience at RCI. These tools allow for automated price changes based on demand and other factors. In the end, we believe it’s more revenue for homeowners, more commissions for us, and a fair market-based price for the consumer. We will continue to expand revenue management capabilities across our brands in the coming years.

Vacation Exchange
Through our vacation exchange business, RCI, we have relationships with approximately 4,500 vacation ownership resorts in over 100 countries, located in North America, Europe, Latin America, Caribbean, Southern Africa, Asia Pacific and the Middle East regions. We tailor our strategies and operating plans for each region where RCI has or seeks to develop a substantial member base.

We have 3.8 million vacation exchange members and generally retain approximately 90% of such members each year. We generate fees from members for both annual membership subscriptions and transaction based services. In substantially all cases, we acquire new members when an affiliated resort developer buys the initial term of an RCI membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a 1 or 2 year term, after which these new members can choose to renew at their own expense. In certain circumstances, renewals are paid for by the developer. Members are entitled to receive periodicals published by RCI and, for additional fees, to use the applicable exchange program and other services.

RCI operates three worldwide exchange programs that serve a member base of timeshare owners who want flexibility and variety in their travel plans each year. Our three vacation exchange programs are RCI Weeks, RCI Points and The Registry Collection. Participants in these programs pay annual membership dues, and for additional fees are entitled to exchange intervals for intervals at other properties affiliated with our vacation exchange business. In addition, certain members may exchange intervals for other leisure-related services and products which enable us to generate additional fees.

•
The RCI Weeks exchange program is the world's largest vacation ownership weeks-based exchange network and provides members with the ability to exchange week-long intervals in units at their original resorts for intervals at comparable resorts.

•
The RCI Points exchange program is the world’s largest vacation ownership points-based exchange network. Such program allocates points to intervals that members cede to the exchange program. Members may redeem their points for the use of vacation properties in our exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When points are redeemed for these other services and products, our vacation exchange business obtains the right to that member’s points and may rent vacation properties backed by these points in order to recoup the expense of providing discounts on other services and products.

•
We believe that The Registry Collection exchange program is the industry’s largest and first global exchange network of luxury vacation accommodations. The luxury vacation accommodations in our network include fractional ownership resorts, higher-end vacation ownership resorts, condo-hotels and yachts. The Registry Collection program allows members to exchange their intervals for the use of other luxury vacation properties within the network for a fee and also offers access to other services and products, such as cruises, yachts, adventure travel, hotels and other accommodations.

Through innovation, RCI has developed a variety of value enhancing services and products for its members and affiliates. We introduced the use of trading power transparency, which allows RCI Weeks members to deposit their vacation intervals with RCI and obtain a specific trading power that they can then use to exchange for another interval within the program. Trading power transparency also allows members to combine deposited timeshare intervals for an additional fee, which enables them to exchange into higher-demanded vacations or receive a deposit credit if the value of their interval is greater than the interval into which they have exchanged. For an additional fee, we also offer trading power protection to members if they need to change or cancel an exchange transaction. RCI also offers Platinum level memberships, which provide exclusive exchange and lifestyle benefits to Weeks and Points members.

Vacation Rentals
Wyndham Vacation Rentals professionally manages unique, non-traditional vacation rental properties including privately-owned villas, homes, cottages, chalets, apartments and condominiums in over 550 destinations. The variety, location and quality of properties in our portfolio, in addition to the many benefits and services that we offer, provides consumers the opportunity to vacation in various parts of the world in properties with conveniences similar to their homes. In addition to these properties, we market inventory from our vacation exchange business and other sources. We generate fee income from marketing and renting these properties to consumers. We currently book approximately 1.6 million vacation rental weeks per year. Our vacation rentals business has approximately 103,000 properties with approximately 94,000 properties in Europe and over 9,000 properties in the U.S. The following is a description of some of our major proprietary vacation rental brands:

•
Wyndham Vacation Rentals U.K. has 70 years of industry experience and operates a number of well-recognized and established brands within the vacation rental market, including Hoseasons, cottages4you, and James Villa Holidays, and offers access to approximately 42,000 properties across the U.K. and Europe.

•
Novasol is one of continental Europe’s largest rental companies with over 45 years of industry experience, featuring properties in nearly 30 European countries including holiday homes in Denmark, Croatia, France, Italy, Sweden and Norway, with approximately 39,000 exclusive holiday homes available for rent through established brands such as Novasol, Dansommer and Cuendet.

•
Landal GreenParks is one of the Netherlands’ leading holiday park companies, with 60 years of industry experience. We have over 70 holiday parks offering over 12,000 holiday park chalets, as well as campsites with over 1,300 pitches in the Netherlands, Germany, Austria, the Czech Republic, Belgium, Switzerland and Hungary. Every year more than 2 million guests visit Landal’s parks, many of which offer dining, shopping and wellness facilities.

•
Wyndham Vacation Rentals N.A. offers over 9,000 rental properties, in beach, ski, mountain, theme park, golf and tennis resort destinations such as Florida, South Carolina, Colorado, Delaware, North Carolina, Alabama, Tennessee and Utah. We provide vacation rentals to travelers through acquired brands and have more than 35 years of industry experience.

Most of the rental activity under our brands occurs in Europe and the United States. Our vacation rentals business provides access to select inventory to our 3.8 million vacation exchange members and our vacation exchange and rentals business has the ability to source and rent inventory in over 100 countries.

Our vacation rentals business currently has relationships with over 61,000 independent property owners in 33 countries, including the United Kingdom, Denmark, the United States, Netherlands, Croatia, France, Italy, Sweden, Norway, Germany, Spain, Austria, Belgium, Ireland, Greece, Portugal and certain countries in Eastern Europe. Property owners typically enter into annual contracts with us to professionally manage the rental of their properties. Our vacation rentals business also has an ownership interest or capital leases under our Landal GreenParks brand in approximately 5% of the properties in our rental portfolio.

Customer Development
In our vacation exchange business, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated developers sign long-term agreements that have an average duration of approximately five years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We also acquire a small percentage of our members directly online from the secondary vacation ownership market.

In our vacation rentals business, we primarily enter into exclusive annual rental agreements with property owners. We market these rental properties online and offline to large databases of customers. Additional customers are sourced through bookable websites and offline advertising and promotions, and through the use of third-party travel agencies, tour operators and online distribution channels to drive additional occupancy. We have a number of specific branded websites to promote, sell and inform new customers about vacation rentals.

Loyalty Program
Our U.S. vacation exchange business’s member loyalty program, RCI Elite Rewards, offers a co-branded credit card. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues, exchange fees for transactions, and other services and products offered by our vacation exchange business or certain third parties, including airlines and retailers.

Online Distribution
We will continue to invest in cutting edge technology and online capabilities to ensure that our members and rental customers have the best experience, with access to similar information and services that we provide through our call centers. We have several major initiatives ongoing to enhance our websites and e-commerce performance across our exchange and vacation rental brands. Enhancements include improved search and mobile functionality, enhanced site content and personalization for our members, vacation rental guests and property owners.
Through our comprehensive RCI.com initiatives which began in 2008, we launched enhanced vacation search, filtering and recommendation capabilities that greatly simplify our search process, making it easier for a member to find a desired vacation. We have also greatly expanded our online content, including multiple resort pictures and high-definition videos to help educate members about their vacation options. Additionally, through this initiative, we released a significant series of technology enhancements to our members. We have also enhanced our ability to merchandise offers through web only channels and have launched mobile technologies such as applications for smartphones and tablets to access RCI.com functionality.

Part of our strategy has been to improve our online distribution channels so that members and rental customers transact business online instead of through our call centers, which generates cost savings for us. Our RCI.com initiatives have increased our web penetration to 49% at the end of 2014 (up from 13% in 2008 when we launched these initiatives). As a result of enhancements made over the last several years, we have improved our web penetration for our vacation rentals business to over 60% by the end of 2014.

Call Centers
Our vacation exchange and rentals business also services its members and rental customers through global call centers. The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for exchanges and rentals. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service.

Marketing
We market to our members and rental customers through several marketing channels including direct mail, email, telemarketing, online distribution channels, brochures, magazines and travel agencies. Our vacation exchange business has a comprehensive social and mobile media platform including apps for smartphones and tablets, a Facebook fan page, several Twitter accounts and YouTube channels, an online video content network, and two online magazines. Our vacation exchange and rentals’ brands have approximately 95 publications involved in the marketing of the business, including various resort directories and periodicals related to the vacation industry. We use our publications for marketing as well as for member and rental customer retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing efforts that include direct mail and telemarketing.

Strategies
Our strategy to grow our vacation exchange and rentals business profitability includes the following:

•	Inspire world-class associate engagement and “Count On Me!” service;

•	Invest in technology to improve the customer experience, grow market share and reduce costs;

•	Offer more options through market and product expansion, and by leveraging the scale of our inventory across brands;

•	Leverage analytics to maximize yield across our portfolio and improve key business processes; and

•	Promote the benefits of timeshare and vacation rentals to new and existing customer segments.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Seasonality
Vacation exchange revenues are normally highest in the first quarter, which is generally when members of RCI plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window, i.e., a reduction of the time between the booking date and the arrival date. Almost 60% of our European vacation rental customers book their reservations within 11 weeks of arrival dates and over 75% within 20 weeks of arrival dates. More than 60% of our North American vacation rental customers book their reservations within 7 weeks and almost 75% within 11 weeks of arrival dates.

Competition
The vacation exchange and rentals business faces competition throughout the world. Our vacation exchange business competes with a third-party international exchange company, with regional and local vacation exchange companies and with internet-only limited service exchanges. In addition, certain developers offer exchanges through internal networks of properties, which can be operated by us or by the developer, that offer owners of intervals access to exchanges other than those offered by our vacation exchange business. The vacation rentals business faces competition from a broad variety of professional vacation rental managers and rent-by-owner channels that collectively use brokerage services, direct marketing and the internet to market and rent vacation properties.

WYNDHAM VACATION OWNERSHIP
Vacation Ownership (Timeshare) Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of a fully-furnished vacation accommodation. Typically, the consumer purchases either a title to a fraction of a unit or a right to use a property for a specific period of time. This is referred to as a VOI. For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. Unlike lodging customers, timeshare owners are immune to variability in room rates. Also, vacation ownership units are, on average, more than twice the size and typically have more amenities than traditional hotel rooms, such as kitchens or in-unit laundry.

VOIs are generally sold through weekly intervals or points-based systems. Under the weekly intervals system, owners can use a specific unit at a specific resort often during a specific week of the year. Under the points-based system, owners often have advanced reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed, ensuring that the value of owner’s points never diminishes. Sales were equally divided between intervals and points in 2013 according to the American Resort Development Association (or “ARDA”, a trade association representing the vacation ownership and resort development industries).

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, it grew at a double-digit rate. Sales declined by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. More recently, according to a 2014 report issued by ARDA, domestic vacation ownership sales were approximately $7.6 billion in 2013, compared to $6.9 billion in 2012.

Based on published industry data, we believe that the following factors have contributed to the strength and stability, particularly in North America, of the vacation ownership industry:

•	strengthened consumer value proposition as timeshare resorts often provide superior accommodations compared with a hotel stay;

•	improved quality of resorts and resort management and servicing;

•	increased flexibility for timeshare owners made possible through affiliations with vacation ownership exchange companies and vacation ownership companies’ internal point exchange programs;

•	improved product perception resulting from the participation of widely known lodging and entertainment brands into the industry; and

•	increased consumer confidence in the industry based on enhanced consumer protection regulation of the industry.

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2014 study of recent U.S. vacation ownership purchasers indicated that the median new purchaser was 51 years of age and had a median household income of $89,500. This, along with other industry data, suggests that the typical purchaser in the U.S. has disposable income and is interested in purchasing vacation products. We believe that baby boomers will continue to be active participants in the vacation ownership industry.

According to a 2014 ARDA study, nearly 83% of timeshare owners expressed satisfaction with the product. Most owners can exchange their timeshare unit through exchange companies, and through the applicable vacation ownership company’s internal network of properties.

Wyndham Vacation Ownership Overview
Wyndham Vacation Ownership is the largest vacation ownership business in the world as measured by revenues and the number of vacation ownership resorts, units and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2014, we had 203 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent approximately 24,000 individual vacation ownership units and approximately 904,000 owners of VOIs.

Our brands operate points-based vacation ownership programs through which VOIs can be redeemed for vacations that provide owners with flexibility as to resort location, length of stay, number of stays, unit type, and time of year. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement such owners’ existing VOIs. This contrasts with the fixed quantity of the traditional fixed-week vacation ownership, which is primarily sold on a weekly interval basis.

Our vacation ownership business derives a majority of its revenues from timeshare sales, with the remainder coming from consumer financing and property management. Property management revenues are partly dependent on the number of units we manage.

Although we operate separate brands, we have integrated substantially all of the business functions, including consumer finance, information technology, staff functions, product development and marketing activities.

In recent years, we have transformed the business through major initiatives such as tightening our lending standards, refining and enhancing our marketing channels and creating more capital efficient inventory sourcing models. These strategies have led to increased margins, improved cash flow and developing the WAAM concept which is discussed below.

Our Vacation Ownership Brands
Club Wyndham
As of December 31, 2014, over 524,000 owners held interests in Club Wyndham resort properties which are located primarily in the U.S. and consisted of 94 resorts (22 of which are shared with WorldMark by Wyndham and one of which is shared with Shell) that represented approximately 13,700 units.

The majority of the resorts in which Club Wyndham markets and sells vacation ownership and other real estate interests are destination resorts located at or near attractions such as the Walt Disney World Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg in Virginia; and the Hawaiian Islands.

WorldMark by Wyndham
WorldMark by Wyndham is a club that offers an innovative credit-based system that gives owners greater flexibility and choice. The club consists of 83 resorts (22 of which are shared with Club Wyndham, one of which is shared with Wyndham Vacation Resorts Asia Pacific and one of which is shared with Shell), representing over 6,500 units which are located primarily in the Western U.S., Canada and Mexico. As of December 31, 2014, approximately 234,000 owners held vacation credits in the club. The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts.

Wyndham Vacation Resorts Asia Pacific
As of December 31, 2014 approximately 50,000 owners held vacation credits for Wyndham Vacation Resorts Asia Pacific, which consists of 26 resorts (one of which is shared with WorldMark by Wyndham) representing over 1,200 units that are located primarily in the South Pacific.

Shell Vacations Club
We expanded our fee-for-service property management business with our acquisition of Shell Vacations Club in 2012. We assumed the property management operations at 25 Shell Vacations Club resorts (one of which is shared with Club Wyndham and one of which is shared with WorldMark by Wyndham), representing over 2,200 units as of December 31, 2014, which are primarily located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin and Canada. Additionally, Shell Vacations Club sells VOIs and provides consumer financing to owners through its Shell Vacations Club brand. As of December 31, 2014, over 96,000 owners held vacation points in the Shell Vacations Club.

Maintenance Fees
Timeshare owners pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts or to the Clubs. The annual maintenance fee associated with the average VOIs purchased ranges from approximately $400 to $1,000. These fees generally are used to renovate and replace furnishings, pay operating, maintenance and cleaning costs, pay management fees and expenses, and cover taxes in some states, insurance and other related costs. As the owner of unsold inventory at resorts or unsold interests in the Clubs, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we sometimes enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold.

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resort properties. We also operate a telesales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented approximately 67%, 70%, and 70% of our net sales revenue of VOIs during 2014, 2013 and 2012, respectively.

We use a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Worldwide hotel brands, other co-branded marketing programs and events. We also partner with Wyndham Hotel Group by utilizing the Wyndham Rewards loyalty program to offer Wyndham Rewards points as an incentive to prospective VOI purchasers, and by providing additional redemption options to Wyndham Rewards members. Additionally, we offer purchasers of VOIs the opportunity to use the Wyndham Rewards co-branded credit card to earn additional Wyndham Rewards points and to partially finance their purchase. We also co-sponsor sweepstakes, giveaways, and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, we offer existing owners cash awards or other incentives for referrals of new owners.

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership that will enable us to solicit upgrade sales in the future. We believe the market for VOI sales is under-penetrated, and we estimate that there are 53 million U.S. households that are potential purchasers of VOIs. We added approximately 30,000, 29,000 and 28,000 new owners during 2014, 2013 and 2012, respectively.

Our marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ customers through a variety of co-branded marketing offers. Our resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow by enabling us to market to tourists already visiting these destination areas. Our marketing agents (who often operate on the premises of the hospitality, entertainment, gaming and retail companies with which we have alliances) solicit tourists with offers relating to activities and entertainment in exchange for the tourists visiting the local resorts and attending sales presentations.

An example of a marketing alliance through which we market to tourists visiting destination areas is our current arrangement with Caesars Entertainment in Las Vegas, Nevada. This arrangement enables us to operate concierge-style marketing kiosks throughout select casinos and permits us to solicit patrons to attend sales presentations with casino-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. We also operate our primary Las Vegas sales center within Harrah’s Casino and regularly shuttle prospective owners targeted by such sales centers to and from our nearby resort property.

Other marketing alliances provide us with the opportunity to align our marketing and sales programs with well-known lifestyle brands that appeal to consumers with similar demographics to our current purchasers. One such example is our alliance with Margaritaville, a lifestyle brand popularized by musician/entertainer Jimmy Buffett, where we market to patrons of various Margaritaville product lines via multiple channels, including on-site marketing at Margaritaville restaurants, affiliated venues and events, as well as co-branded vacation ownership offerings.

We offer a variety of entry-level programs and products as part of our sales strategy. For example, we have a program that allows prospective owners a one-time allotment of points or credits with no further obligations and a biennial product that provides for vacations every other year. As part of our sales strategies, we rely on our points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits which can then be upgraded at a later date. To facilitate upgrade sales among existing owners, we market opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions while those owners vacation at our resort properties.

Purchaser Financing
We offer financing to purchasers of VOIs which attracts additional customers and generates substantial incremental revenues and profits. We fund and service loans extended by Club Wyndham and WorldMark by Wyndham through our consumer financing subsidiary, Wyndham Consumer Finance, a wholly owned subsidiary of Wyndham Vacation Resorts based in Las Vegas, Nevada. Wyndham Consumer Finance performs loan financing, servicing and related administrative functions. We have funded Shell Vacations Club loans since the date of acquisition through our consumer finance subsidiary, and service them through a third-party.

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOIs. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, the amount of the down payment, and the size of purchase. We use a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 - 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations for 2014, 2013 and 2012 was approximately 725.

During 2014, we generated new receivables of approximately $1.0 billion on gross vacation ownership sales, net of WAAM Fee-for-Service sales, of $1.8 billion, which amounts to 56% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we finance approximately 49% of vacation ownership sales.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum is generally 10%, in 2014, our average down payment was approximately 30% for financed sales of VOIs. These loans are structured with equal monthly installments that fully amortize the principal by the final due date. We offer third-party credit lines (Bill Me Later and a Wyndham Rewards co-branded credit card) to assist owners with financing their down payments.

Similar to many other companies that provide consumer financing, we have historically securitized a majority of the receivables originated in connection with the sales of VOIs. We initially place the financed contracts into a revolving warehouse securitization facility, generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility and placed into term securitization facilities.

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing and collection activities related to the domestic loans we extend (except for loans associated with Shell Vacations Club). We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2014, our loan portfolio was 96% current (i.e., not more than 30 days past due).

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations. The terms of the property management agreements vary, however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses.

Wyndham Vacation Resorts, itself or through a Wyndham Vacation Resorts affiliate, manages Club Wyndham Plus, the majority of property owners’ associations at resorts developed by Wyndham Vacation Resorts and property owners’ associations at resorts developed by third parties. Wyndham Vacation Resorts (or its affiliate) manages the reservation system, and provides owner services, and billing and collections services on behalf of the Club Wyndham Plus trust. The agreement under which we manage the Club Wyndham Plus program has a five-year term and it is automatically renewed for successive terms of five years, provided the trustee under the program does not serve notice of termination to us at the end of any calendar year.

WorldMark by Wyndham, itself or through a WorldMark by Wyndham affiliate, serves as the exclusive property manager and servicing agent of WorldMark, the Club and WorldMark, South Pacific Club, as well as all resort units owned or operated by these Clubs. WorldMark by Wyndham or its affiliate also manages the reservation system for the Clubs, and provides owner services and billing and collections services. The initial term of the management agreement is for three years and is automatically renewed annually thereafter, provided the trustee under the program does not serve notice of termination to WorldMark by Wyndham prior to expiration of the then current term.

SVC Hospitality, LLC, a direct subsidiary of Shell Vacations LLC, itself or through its affiliates, serves as the exclusive manager of Shell Owners Clubs American, Hawaii, Pacific and West (collectively, the “Shell Vacations Club”), and as the managing agent for many of the affiliated property owners’ associations. The management agreements for the Shell Vacations Club are subject to auto-renewal every three to five years, provided that Shell Vacations Club does not serve notice of termination prior to expiration of the then current term. Such notice requires the affirmative vote of the members in the association.

Inventory Sourcing
We sell inventory sourced primarily through four channels:

1.	Self-developed inventory,

2.	WAAM,

3.	Consumer loan defaults, and

4.	Inventory reclaimed from owners’ associations or owners.

Following are descriptions of these inventory sources:
1. Self-developed inventory: Under the traditional timeshare industry development model, we finance and develop inventory specifically for our timeshare sales. The process often begins with the purchase of raw land which we then develop. Depending on the size and complexity of the project, this process can take several years. Such inventory can include mixed-use inventory developed in conjunction with one of our hotel brands, where a portion of the property is devoted to the timeshare product.

2. WAAM: In 2010, we introduced the first of our WAAM models, WAAM Fee-for Service (formerly known as WAAM 1.0). This timeshare sourcing model was designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory in the real estate market without assuming the significant risk that accompanies property acquisition or new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. WAAM Fee-for-Service enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service property management business.

In addition to the WAAM Fee-for-Service business model, in 2012, we introduced WAAM Just-in-Time (formerly known as WAAM 2.0), which is an inventory acquisition model. This strategy enables us to acquire and own completed units close to the timing of their sale and significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. For the most part, inventory is recorded on our balance sheet at the time we are committed to purchase such inventory, which generally coincides with the time of registration.

3. Consumer loan defaults: As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2014, inventory on the Consolidated Balance Sheet included assumed recoveries of loan defaults in the amount of $235 million.

4. Inventory reclaimed from owners’ associations or owners: We have entered into agreements with a majority of the property associations representing our developments where we may acquire properties from the associations, provided there is no outstanding debt on such properties related to owners who have defaulted on their maintenance fees. In addition, we frequently work with owners to acquire their properties, provided they have no outstanding debt on such properties, prior to them defaulting on their maintenance fees. This provides the owner a graceful exit from a property that is no longer utilized due to lifestyle changes.

Strategies
We are focused on the following strategic objectives:

•	driving free cash flow through efficient inventory procurement, optimizing our consumer loan portfolio and increasing operating efficiencies;

•	adding new members efficiently through new inventory locations, new tour sources and enhanced third-party alliances; and

•	pursuing expansion into new markets.

Seasonality
We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from spring and summer travelers. Therefore, revenues from sales of VOIs are generally higher in the second and third quarters than in other quarters. We cannot predict whether these seasonal trends will continue in the future.

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

EMPLOYEES
As of December 31, 2014, we had approximately 34,400 employees, including approximately 9,000 employees outside of the U.S. As of December 31, 2014, our lodging business had approximately 6,400 employees, our vacation exchange and rentals business had approximately 10,100 employees, our vacation ownership business had approximately 17,200 employees and our corporate group had approximately 700 employees. Approximately 3% of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE
Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position and we do not anticipate any material impact from such compliance in the future.

SUSTAINABILITY
We have made a commitment to be at the forefront of sustainability and green business practices. We have set goals of reducing our carbon emissions and water usage by 20% per square foot by the year 2020 using 2010 as our baseline. We also have a goal to ensure that 30% of our qualified supply chain by 2020 is spent with suppliers who meet our Wyndham Green criteria. We continue to meet or surpass all environmental regulations in areas where we do business. Our sustainability efforts have enabled us to not only conserve resources but also contribute to our bottom line through cost savings.

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
We regularly consider a wide array of acquisitions and other potential strategic transactions, including acquisitions of businesses, property acquisitions, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we might otherwise have paid absent such competition. We cannot assure you that we will be able to identify and consummate strategic transactions and opportunities on favorable terms or that any such strategic transactions or opportunities, if consummated, will be successful. Acquisitions and other strategic transactions involve significant risk and the process of integrating and assimilating any strategic transaction may create unforeseen operating difficulties and costs and we may not realize the anticipated benefits of any of these strategic transactions or opportunities. Pursuing and consummating strategic transactions and opportunities may require us to obtain significant additional debt or equity financing, spend existing cash or incur liabilities and other expenses including amortization of acquired intangible assets or write-offs of goodwill. Strategic transactions may be entered into by us or by one or more of our subsidiaries. With respect to those transactions entered into by a subsidiary, we may from time to time provide a performance guaranty of the subsidiary’s obligations, which may expose us to litigation risks in the event of a dispute between transaction parties.

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
Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; political and geographical strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics or contagious diseases or health epidemics; environmental disasters such as the Gulf of Mexico oil spill; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.
Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs including inflation, energy, labor costs such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance;

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

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures;

•	organized labor activities and associated litigation;

•	maintenance and infringement of our intellectual property;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	our insurance coverage may not be adequate to cover catastrophic or other losses to our properties or other assets;

•	our failure to keep pace with technological developments could impair our competitive position;

•	increases in the use of third-party and competitor internet services to book hotel reservations, secure short-term lodging accommodations and market vacation rental properties;

•	disruptions in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•	changes in the number, occupancy and room rates of hotels operating under franchise and management agreements;

•	revenues from our lodging business are indirectly affected by our franchisees’ pricing decisions;

•	franchisees that have development advance notes with us may experience financial difficulties;

•	consolidation of developers could adversely affect our vacation exchange business;

•	significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations could adversely affect our vacation rental business;

•	our continued management of homeowners associations depends on their ability to collect sufficient maintenance fees;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	the sale of vacation ownership interests in the secondary market could negatively impact our sales;

•	unlawful or deceptive third-party vacation ownership interest resale schemes could damage our reputation and brand value;

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

The continued success of our hotel business relies upon continued growth in the number of hotel properties under our brands and the performance of our franchisees.
We have been historically successful in growing the number of our brands and franchised hotels in our hotel business and our revenues and profitability in our hotel segment relies upon our achieving continued growth objectives for franchised hotels in this segment. We are subject to many challenges in growing and sustaining our growth in the number of our franchised hotels including maintaining the quality of our service, operational support and reservation systems to support our franchisees, our ability to compete with other hotel owners for existing and future hotel franchisees, our ability to continue and enhance consumer acceptance of our brands and the quality of our managers and entire organization in supporting our hotel business. We also are subject to the risk of entering into franchise relationships with owners and operators who do not achieve or maintain the quality standards we set, which if not appropriately and timely addressed could adversely impact our brand image and our ability to attract quality franchisee operators.

Our hotel business depends in part on our management arrangements with third parties.
Our hotel business is a party to management arrangements with certain of our hotel owners and franchisees, under which we typically are required to satisfy certain financial and performance criteria and standards. Our ability to satisfy these financial and other performance criteria is subject to many of the risks common to the hotel industry as described in this report including factors and circumstances outside of our control such as economic conditions and consumer travel and lodging preferences, as well as risks within our control such as the efforts and quality of our managers overseeing these management arrangements and our operating performance generally. Should any significant number of these arrangements be terminated by reason of our failure to satisfy financial or performance criteria, it may have an adverse impact on our operating performance and profitability. We may provide a parent guaranty of our subsidiaries’ performance under the guaranty which could expose us to litigation risks in the event of a dispute. We cannot assure you that all of our current and future management arrangements will continue or that we will be able to enter into new management arrangements in the future on favorable terms.

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

Our ability to successfully market our services and products may be adversely impacted by continued changes in privacy laws and regulations.
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

In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our customers, stockholders and employees. Such information includes but is not limited to large volumes of customer credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and the hospitality industry is under increasing attack by cyber-criminals operating on a global basis. Our information technology infrastructure and information systems may also be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. While we maintain what we believe are reasonable security controls over proprietary information as well as the personal information of our customers, stockholders and employees, any breach of or breakdown in our systems that results in the unauthorized release of proprietary or personal information could nevertheless occur and have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks. A failure on our part to comply with information security, privacy and other similar laws and regulations with respect to the protection and privacy of personal or proprietary information could subject us to significant fines and other regulatory sanctions.

The insurance that we carry may not at all times cover our potential liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and properties. We also self-insure for certain risks for up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount concerning a potential loss or liability, or at all, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business, which may be substantial, which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

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
Any disaster, disruption or other impairment in our technology capabilities and service facilities could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. The operation, maintenance and updating of these technologies, systems and facilities are dependent upon internal and third-party technologies, systems, services and support and are subject to natural disasters and other disruptions for which there are no assurances of uninterrupted availability or adequate protection.

We are subject to risks related to corporate responsibility.
Many factors influence our reputation and the value of our brands including perceptions of us held by our key stakeholders and the communities in which we do business. Businesses face increasing scrutiny of the social and environmental impact of their actions and there is a risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas such as safety and security, sustainability, responsible tourism, environmental management, human rights, climate change or availability of resources and support for local communities.

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

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase program.
There can be no assurance that we will have sufficient surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our stock repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board of Directors may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in our best interests or those of our stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur and our stock may in fact depreciate in value.

We are responsible for certain of Cendant’s contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant and/or its subsidiaries to the extent incurred on or prior to August 23, 2006. These liabilities include those relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, certain Cendant-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party including Avis Budget would be required to pay an equal portion of the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs. In accordance with the terms of the separation agreement, Realogy posted a letter of credit in April 2007 for our and Cendant’s benefit to cover its estimated share of the assumed liabilities discussed above although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if and when they arise.

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

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2029. We also have a leased office in Virginia Beach, Virginia for our Associate Service Center, which lease expires in 2019.

Wyndham Hotel Group
The main corporate operations of our lodging business share office space in our corporate headquarters leased by Wyndham in Parsippany, New Jersey. Our lodging business also leases space for its reservations centers and/or data warehouses in Aberdeen, South Dakota; Phoenix, Arizona; and Saint John, New Brunswick, Canada pursuant to leases that expire in 2016, 2017 and 2020, respectively. In addition, our lodging business has eight leases for office space in various countries outside the U.S. with varying expiration dates ranging between 2015 and 2021. Our lodging business also has four leases for office space within the U.S. with varying expiration dates ranging between 2015 and 2020 and a storage facility located in Parsippany, New Jersey that expires in 2017. All leases that are due to expire in 2015 are presently under review related to our ongoing requirements.

Wyndham Exchange & Rentals
Our vacation exchange and rentals business has its main corporate operations at a leased office in Parsippany, New Jersey, which lease expires in 2029. Our vacation exchange business also owns five properties located in the U.S., Ireland, United Kingdom, Mexico and Portugal. Our vacation exchange business also has one other leased office located within the U.S. pursuant to a lease that expires in 2019 and 20 additional leased spaces in various countries outside the U.S. pursuant to leases that expire generally between 2015 through 2017 except for one lease that expires in 2020. Our vacation rentals business’s operations are managed in 28 owned locations (of which 19 are located in the U.S., five are located in Denmark, three are located in the United Kingdom and one is located in Italy), four main leased locations (of which two are located in the U.S., one is located in Denmark and one is located in the Netherlands) and 138 smaller leased offices throughout Europe and the U.S.. The vacation exchange and rentals business also occupies space in London, United Kingdom pursuant to a lease that expires in 2021. All leases that are due to expire in 2015 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which begin to expire in 2025. Our vacation ownership business also owns a contact center facility in Redmond, Washington as well as leased space in Springfield, Missouri; Chicago, Illinois; and Las Vegas, Nevada with various expiration dates. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2018 and in Northbrook, Illinois that expires in 2020. In addition, the vacation ownership business leases approximately 95 marketing and sales offices, of which approximately 93 are located throughout the U.S. with varying expiration dates, and eight offices located in Australia that expire between 2015 and 2019, with the exception of the main corporate operations in Bundall, Australia which expires in 2021.

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

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2015, the number of stockholders of record was 6,085. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2014 and 2013.

2014	High	Low
First Quarter	$75.74	$68.62
Second Quarter	75.72	69.43
Third Quarter	82.39	74.82
Fourth Quarter	86.77	71.83

2013	High	Low
First Quarter	$64.48	$55.14
Second Quarter	65.26	54.85
Third Quarter	63.71	56.83
Fourth Quarter	73.69	59.36

Dividend Policy

During 2014 and 2013, we paid a quarterly dividend of $0.35 and $0.29, respectively, per share of common stock issued and outstanding on the record date for the applicable dividend. During February 2015, our Board of Directors (“Board”) authorized an increase of quarterly dividends to $0.42 per share beginning with the dividend expected to be declared during the first quarter of 2015. Our dividend payout ratio is now approximately 34% of the midpoint of the range of our estimated 2015 net income after certain adjustments. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 1 – 31, 2014	943,529	$77.15	943,529	$1,113,833,572
November 1 – 30, 2014	501,111	78.79	501,111	1,074,351,825
December 1 – 31, 2014 (*)	694,717	84.18	694,717	1,015,968,890
Total	2,139,357	$79.82	2,139,357	$1,015,968,890

(*) Includes 86,695 shares purchased for which the trade date occurred during December 2014 while settlement occurred during January 2015.

On August 20, 2007, our Board authorized our current stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program six times, most recently on October 22, 2014 by $1.0 billion, bringing the total authorization under the program to $4.0 billion. Under our current and prior stock repurchase plans, the total authorization is $4.8 billion.

During the period January 1, 2015 through February 12, 2015, we repurchased an additional 0.9 million shares at an average price of $84.65 for a cost of $73 million. We currently have $943 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival Corporation, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc., Royal Caribbean Cruises Ltd. and Wyndham Worldwide Corporation) for the period from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 and all dividends and other distributions were reinvested.

Cumulative Total Return

	12/09	12/10	12/11	12/12	12/13	12/14
Wyndham Worldwide Corporation	100.00	151.49	194.93	279.39	394.08	467.03
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Hotels, Resorts & Cruise Lines	100.00	153.28	123.75	154.92	200.07	248.20

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data (in millions):
Net revenues	$5,281	$5,009	$4,534	$4,254	$3,851
Expenses:
Operating and other (a)	4,061	3,865	3,482	3,246	2,947
Loss on sale and asset impairments	35	8	8	57	4
Restructuring	11	10	7	6	9
Depreciation and amortization	233	216	185	178	173
Operating income	941	910	852	767	718
Other income, net	(7)	(6)	(8)	(11)	(7)
Interest expense	113	131	132	140	137
Early extinguishment of debt	—	111	108	12	30
Interest income	(10)	(9)	(8)	(24)	(5)
Income before income taxes	845	683	628	650	563
Provision for income taxes	316	250	229	233	184
Net income	529	433	399	417	379
Net (income)/loss attributable to noncontrolling interest	—	(1)	1	—	—
Net income attributable to Wyndham shareholders	$529	$432	$400	$417	$379
Per Share Data
Basic
Net income attributable to Wyndham shareholders	$4.22	$3.25	$2.80	$2.57	$2.13
Weighted average shares outstanding	125	133	143	162	178
Diluted
Net income attributable to Wyndham shareholders	$4.18	$3.21	$2.75	$2.51	$2.05
Weighted average shares outstanding	127	135	145	166	185
Dividends
Cash dividends declared per share	$1.40	$1.16	$0.92	$0.60	$0.48
Balance Sheet Data (in millions):
Securitized assets (b)	$2,629	$2,314	$2,543	$2,638	$2,865
Total assets	9,679	9,741	9,463	9,023	9,416
Securitized debt	2,165	1,910	1,960	1,862	1,650
Long-term debt	2,888	2,931	2,602	2,153	2,094
Total equity	1,257	1,625	1,931	2,232	2,917
Operating Statistics: (c)
Lodging
Number of rooms	660,800	645,400	627,400	613,100	612,700
RevPAR	$37.57	$36.00	$34.80	$33.34	$31.14
Vacation Exchange and Rentals
Average number of members (in 000s)	3,765	3,698	3,674	3,750	3,753
Exchange revenue per member	$177.12	$181.02	$179.68	$179.59	$177.53
Vacation rental transactions (in 000s)	1,552	1,483	1,392	1,347	1,163
Average net price per vacation rental	$558.95	$532.11	$504.55	$530.78	$425.38
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$1,889,000	$1,889,000	$1,781,000	$1,595,000	$1,464,000
Tours (in 000s)	794	789	724	685	634
Volume Per Guest (“VPG”)	$2,257	$2,281	$2,324	$2,229	$2,183

(a)	Includes operating, cost of VOIs, consumer financing interest, marketing and reservation and general and administrative expenses.

(b)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 14 — Variable Interest Entities.

(c)	The impact from acquired businesses have been included from their acquisition dates forward (see acquisition list below).

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

ACQUISITIONS (2010 – 2014)

Between January 1, 2010 and December 31, 2014, we completed a number of acquisitions. The results of operations and financial position of such acquisitions have been included beginning from the relevant acquisition dates. Below is a list of our primary acquisitions during that period (not intended to be a complete list):

•	Midtown 45, NYC Property (January 2013)

•	Oceana Resorts (December 2012)

•	Wyndham Grand Rio Mar Hotel (October 2012)

•	Shell Vacations Club (September 2012)

•	Smoky Mountain Property Management Group (August 2012)

•	James Villa Holdings Ltd. (November 2010)

•	ResortQuest International, LLC (September 2010)

•	Tryp hotel brand (June 2010)

•	Hoseasons Holdings Ltd. (March 2010)

See Note 4 to the Consolidated Financial Statements for a discussion of the acquisitions completed during 2014 and 2013.

LOSS ON SALE

During 2014, we sold our U.K.-based camping business at our vacation exchange and rentals business resulting in a $20 million loss. As a result of this transaction, we received $1 million of cash, net, reduced our net assets by $11 million, wrote-off $6 million of foreign currency translation adjustments and recorded a $4 million indemnification liability. Such loss is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

IMPAIRMENT & RESTRUCTURING CHARGES
During 2014, we recorded $12 million of restructuring costs at our vacation exchange and rentals and lodging businesses targeted at improving the alignment of the organizational structure of each business with their strategic objectives. In addition, we reversed $1 million of previously recorded contract termination costs related to our 2013 organizational realignment initiative.

Additionally in 2014, we recorded a $7 million non-cash charge at our vacation exchange and rentals business related to the write-down of an equity investment which was the result of a reduction in the fair value of an entity in which we have a minority ownership position. We also recorded an $8 million non-cash charge at our lodging business related to the write-down of an investment in a joint venture, which was the result of the joint venture’s recurring losses and negative operating cash flows.

During 2013, we recorded $10 million of restructuring costs, of which $9 million related to an organizational realignment initiative committed to at our lodging business, primarily focused on optimizing its marketing structure. In addition, we recorded $8 million of non-cash impairment charges at our lodging business primarily related to a partial write-down of our Hawthorn trademark due to lower than anticipated growth in the brand.

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

During 2011, we recorded non-cash asset impairment charges at our lodging business which consisted of a write-down of $44 million of franchise and management agreements, development advance notes and other receivables and a $13 million investment in an international joint venture. In addition, we recorded $6 million of restructuring costs primarily related to a strategic realignment initiative committed to during 2010 at our vacation exchange and rentals business.

During 2010, we recorded $9 million of restructuring costs related to a strategic realignment initiative committed to during 2010 at our vacation exchange and rentals business. In addition, we recorded a $4 million charge to reduce the value of certain vacation ownership properties and related assets that were no longer consistent with our development plans.

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

RESULTS OF OPERATIONS
Lodging

In our franchising business, we seek to generate revenues for our hotel owners through our strong, well-known brands and the delivery of services such as marketing, information technology, revenue management, training, operations support, strategic sourcing and guest services.

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

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stays. These fees are intended to reimburse us for expenses associated with administering and marketing the loyalty program. These fees are recognized as revenue upon becoming due from the franchisee. Since we are obligated to expend the fees we collect from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program.

Other service fees we derive from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services. The majority of these fees are intended to reimburse us for direct expenses associated with providing these services.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 25 years. Our management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Such reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The reimbursable costs, which principally relate to payroll costs for operational employees at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin. As a result, these reimbursable costs have no effect on our operating income. Management fee revenues and reimbursable revenues were $11 million and $148 million, respectively, during 2014, $8 million and $129 million, respectively, during 2013 and $7 million and $91 million, respectively, during 2012.

We currently own two hotels in locations where we have developed or intend to develop timeshare units. Revenues earned from our owned hotels are comprised of (i) gross room nights, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. We are responsible for all the operations of the hotels and recognize all revenues and expenses of these hotels.

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

Our vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees. For properties which we own, manage or operate under long-term capital and operating leases (which represent less than 10% of our portfolio), we receive 100% of the revenues. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the services provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made are recorded, net of expected cancellations.

Cancellations for 2014, 2013 and 2012 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties which we own, manage or operate and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

We offer consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally 10 years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of VOI sales on the Consolidated Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Income.

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $581 million, $567 million and $460 million during 2014, 2013 and 2012, respectively. Management fee revenues were $288 million, $290 million and $225 million during 2014, 2013 and 2012, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $293 million, $277 million and $235 million during 2014, 2013 and 2012, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2014, 2013 and 2012, one of the associations that we manage paid Wyndham Exchange & Rentals $19 million for exchange services.

Within our Vacation Ownership segment, we measure operating performance using the following key metrics: (i) gross VOI sales (including tele-sales upgrades, which are a component of upgrade sales) before the net effect of POC accounting and loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs and (iii) volume per guest, or VPG, which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) by the number of tours.

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

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2014 and 2013. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2014	2013	% Change
Lodging
Number of rooms (a)	660,800	645,400	2.4
RevPAR (b)	$37.57	$36.00	4.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,765	3,698	1.8
Exchange revenue per member (d)	$177.12	$181.02	(2.2)
Vacation rental transactions (in 000s) (e) (f)	1,552	1,483	4.7
Average net price per vacation rental (f) (g)	$558.95	$532.11	5.0
Vacation Ownership (f)
Gross VOI sales (in 000s) (h) (i)	$1,889,000	$1,889,000	—
Tours (in 000s) (j)	794	789	0.6
VPG (k)	$2,257	$2,281	(1.1)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(f)	Includes the impact from acquisitions from the acquisition dates forward, therefore, the operating statistics for 2014 are not presented on a comparable basis to the 2013 operating statistics.

(g)	Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions.

(h)
Represents total sales of VOIs, including sales under Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service, before loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2014	2013
Gross VOI sales	$1,889	$1,889
Less: WAAM Fee-for-Service sales (*)	(132)	(160)
Gross VOI sales, net of WAAM Fee-for-Service sales	1,757	1,729
Less: Loan loss provision	(260)	(349)
Less: Impact of POC accounting	(12)	(1)
Vacation ownership interest sales	$1,485	$1,379

(*)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $98 million and $107 million during 2014 and 2013, respectively.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $97 million and $89 million during 2014 and 2013, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of the business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Our consolidated results are as follows:

	Year Ended December 31,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$5,281	$5,009	$272
Expenses	4,340	4,099	(241)
Operating income	941	910	31
Other income, net	(7)	(6)	1
Interest expense	113	131	18
Early extinguishment of debt	—	111	111
Interest income	(10)	(9)	1
Income before income taxes	845	683	162
Provision for income taxes	316	250	(66)
Net income	529	433	96
Net (income)/loss attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$529	$432	$97

Net revenues increased $272 million (5.4%) during 2014 compared with 2013 primarily resulting from:

•	$123 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•	a $78 million increase at our vacation exchange and rentals business primarily resulting from stronger volume and yield on rental transactions; and

•
a $74 million increase at our lodging business primarily from higher royalty, marketing and reservation (inclusive of Wyndham Rewards) revenues and reimbursable revenues in our hotel management business.

Expenses increased $241 million (5.9%) during 2014 compared with 2013 primarily reflecting:

•	$182 million of higher expenses from operations primarily related to revenue increases;

•	a $20 million loss on the sale of a business at our vacation exchange and rentals business;

•	a $17 million increase in depreciation and amortization resulting from property and equipment additions;

•
$15 million of non-cash impairment charges resulting from the write-down of equity investments at our lodging and vacation exchange and rentals businesses during 2014, partially offset by the absence of an $8 million non-cash impairment charge at our lodging business during 2013;

•	a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014; and

•	$5 million of expense related to an allowance recorded on an indemnification receivable that was established as a result of the Shell acquisition.

Interest expense decreased $18 million (13.7%) during 2014 compared with 2013 primarily due to the impact of the interest rate swaps entered into during the third quarter of 2013.

During 2013, we incurred $111 million of expenses for the early repurchase of a portion of our 5.75%, 7.35% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

Our effective tax rate increased from 36.6% in 2013 to 37.4% in 2014 primarily due to the lack of a tax benefit from the loss on the sale of our U.K.-based camping business.

As a result of these items, net income attributable to Wyndham shareholders increased $97 million (22.5%) as compared with 2013.

Following is a discussion of the 2014 results of each of our segments and Corporate and Other compared to 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014		2013		% Change
Lodging	$1,101	$1,027	7.2	$327	(b)	$279	(f)	17.2
Vacation Exchange and Rentals	1,604	1,526	5.1	335	(c)	356		(5.9)
Vacation Ownership	2,638	2,515	4.9	660		619	(g)	6.6
Total Reportable Segments	5,343	5,068	5.4	1,322		1,254		5.4
Corporate and Other (a)	(62)	(59)	(5.1)	(141)	(d)	(122)	(d)	(15.6)
Total Company	$5,281	$5,009	5.4	$1,181		$1,132		4.3

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2014		2013
EBITDA				$1,181		$1,132
Depreciation and amortization				233		216
Interest expense				113	(e)	131
Early extinguishment of debt				—		111	(h)
Interest income				(10)		(9)
Income before income taxes				845		683
Provision for income taxes				316		250
Net income				529		433
Net (income)/loss attributable to noncontrolling interest				—		(1)
Net income attributable to Wyndham shareholders				$529		$432

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) an $8 million write-down of an investment in a joint venture, (ii) $4 million of costs associated with an executive’s departure and (iii) $2 million of restructuring costs incurred as a result of an organizational realignment initiative commenced during 2014, partially offset by a $1 million reversal of a portion of a restructuring reserve established during the fourth quarter of 2013.

(c)
Includes (i) a $20 million loss on the sale of our U.K.-based camping business, (ii) a $10 million foreign currency loss related to the devaluation of the official exchange rate of Venezuela, (iii) $10 million of restructuring costs incurred as a result of an organizational realignment initiative commenced during 2014 and (iv) a $7 million non-cash impairment charge related to the write-down of an equity investment, partially offset by a $2 million benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

(d)
Includes (i) $142 million and $121 million of corporate costs during 2014 and 2013, respectively, and (ii) $1 million of a net benefit during 2014 and $1 million of a net expense during 2013 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

(e)	Includes $2 million for the reversal of a reserve for value-added taxes established during 2011.

(f)
Includes (i) $9 million of restructuring costs incurred as a result of an organizational realignment initiative commenced during 2013 and (ii) $8 million of non-cash impairment charges primarily related to a partial write-down of the Hawthorn trademark.

(g)
Includes $2 million of costs incurred in connection with the acquisition of the Midtown 45 property in New York City (“Midtown 45”) through the consolidation of a special purpose entity (“SPE”), which is being converted to WAAM Just-in-Time inventory (January 2013).

(h)	Represents costs incurred for the early repurchase of a portion of our 5.75%, 7.375% and 6.00% senior unsecured notes and the remaining portion of our 9.875% senior unsecured notes.

Lodging
Net revenues increased $74 million (7.2%) and EBITDA increased $48 million (17.2%) during the twelve months ended December 31, 2014 compared with the same period during 2013. EBITDA was favorably impacted by $8 million of lower restructuring costs during 2014, which were partially offset by $4 million of termination costs associated with the departure of an executive.

Net revenues reflect a $55 million increase in royalty, marketing and reservation fees (inclusive of Wyndham Rewards) primarily due to (i) a 4.4% increase in global RevPAR resulting from an 8.4% increase in domestic RevPAR, partially offset by a 4.4% decrease in international RevPAR and (ii) a 2.4% increase in system size. Such increase in revenues was partially offset by the absence of $11 million of fees charged for the global conference held during 2013, which were fully offset in expenses.

Other franchise fees and ancillary services increased revenues and EBITDA by $12 million and $15 million, respectively, resulting primarily from our co-branded credit card program.

The increase in net revenues also reflects $19 million of higher reimbursable revenues in our hotel management business which had no impact on EBITDA. Such increase was primarily the result of new management agreements executed during 2014.

Net revenues decreased $3 million and EBITDA was flat from our owned hotels compared to the same period last year due to the impact of renovations at the Rio Mar Hotel.

EBITDA was unfavorably impacted primarily by $29 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the impact of the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees.

As of December 31, 2014, we had approximately 7,650 properties and over 660,800 rooms in our system. Additionally, our hotel development pipeline included approximately 960 hotels and over 116,700 rooms, of which 57% were international and 64% were new construction as of December 31, 2014.

Vacation Exchange and Rentals
Net revenues increased $78 million (5.1%) and EBITDA decreased $21 million (5.9%) during 2014 compared with 2013. Foreign currency translation favorably impacted net revenues and EBITDA by $13 million and $5 million, respectively. EBITDA also reflects (i) a $20 million loss on the sale of our U.K.-based camping business, (ii) a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014, (iii) $10 million of restructuring charges primarily targeted at improving the alignment of our organizational structure with our strategic objectives, and (iv) a $7 million non-cash impairment charge related to a write-down of an equity investment. Such unfavorability was partially offset by a $2 million benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

Our acquisition of a vacation rental business contributed $9 million of incremental revenues (inclusive of $2 million of ancillary revenues) and $3 million of incremental EBITDA during 2014.

Net revenues generated from rental transactions and related services increased $79 million. Excluding a favorable foreign currency translation impact of $20 million and $7 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $52 million due to (i) a 3.9% increase in rental transaction volume primarily at our Denmark-based Novasol and Netherlands-based Landal GreenParks businesses and (ii) a 2.6% increase in average net price per vacation rental driven by strength in higher priced accommodations at Landal GreenParks and our U.K.-based James Villa Holidays business, partially offset by lower yield at Novasol. Our U.K.-based camping business, which was sold during the fourth quarter, contributed rental transaction and related service revenue of $34 million and $31 million during 2014 and 2013, respectively.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing, decreased $2 million. Excluding an unfavorable foreign currency translation impact of $6 million, exchange and related service revenues increased $4 million primarily due to a 1.8% increase in the average number of members principally resulting from improved retention and growth in new members in North America and Latin America. Such impact was partially offset by a 1.3% reduction in exchange revenue per member primarily resulting from the impact of macroeconomic factors related to Venezuela and Brazil and the impact of growth in club memberships in North America where there is a lower propensity to transact, partially offset by higher exchange yield in North America.

In addition, EBITDA was unfavorably impacted by $36 million of higher costs resulting from revenue increases in our vacation rentals businesses.

Vacation Ownership
Net revenues and EBITDA increased $123 million (4.9%) and $41 million (6.6%), respectively, during the year ended 2014 compared with 2013. Foreign currency translation unfavorably impacted net revenues and EBITDA by $15 million and $4 million, respectively.

Net VOI revenue increased $106 million compared to the prior year. Excluding an unfavorable foreign currency translation impact of $10 million, net VOI revenue increased $116 million primarily due to an $89 million decrease in the provision for loan losses resulting from favorable default trends in connection with a tightening of our credit standards. Gross VOI sales were flat compared to the prior period resulting from a 0.6% increase in tours offset by a 1.1% decline in VPG. The increase in tour flow reflects our continued focus on marketing programs directed to new owner generation. The decrease in VPG resulted from an increase in the percentage of new owners tours which generally have lower VPG than tours to existing owners. In addition, revenues and EBITDA increased $9 million and $3 million, respectively, related to ancillary marketing activities.

Commission revenues generated by WAAM Fee-for-Service decreased $9 million compared to the prior year as a $28 million reduction in gross VOI sales under WAAM Fee-for-Service was partially offset by higher commission rates earned on such VOI sales. EBITDA increased $1 million primarily due to the higher commission earned on such VOI sales.

Consumer financing revenues increased $1 million. Excluding an unfavorable foreign currency translation impact of $3 million, consumer financing revenues increased $4 million. The increase was attributable to higher weighted average interest rates earned on contract receivables partially offset by a lower average portfolio balance. EBITDA increased $8 million primarily reflecting lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.7% from 4.2%, partially offset by $54 million of increased average borrowings on our securitized debt facilities. As a result, our net interest income margin increased to 83% compared to 82% during 2013.

Property management revenues increased $14 million. Excluding an unfavorable foreign currency translation impact of $2 million, property management revenues increased $16 million primarily from higher reimbursable revenues. EBITDA increased $6 million due to lower operating expenses.

In addition, EBITDA was unfavorably impacted by:

•	$69 million of higher sales and marketing expenses primarily due to an increase in costs for tours targeting new owner generation;

•	a $16 million increase in the cost of VOI sales primarily due to the impact on estimated inventory recoveries resulting from a reduction in the provision for loan losses; and

•	a $5 million expense related to a reserve recorded on an indemnification receivable established in 2012 as a result of the Shell acquisition.

Such decreases in EBITDA were partially offset by a $4 million reversal of a reserve established from an acquisition made in a previous year and $3 million of lower acquisition costs.

Corporate and Other
Corporate expenses increased $19 million during 2014 compared to the prior year. Corporate expenses reflected a $1 million net benefit during 2014 and a $1 million net expense during 2013 related to the resolution of and adjustment to certain liabilities and assets resulting from our Separation. Excluding the impact of these items, Corporate expenses increased $21 million primarily due to higher employee related costs, professional fees and information technology expenses.
Corporate and Other revenues, which represents the elimination of intersegment revenues charged principally between our vacation ownership and lodging businesses, decreased $3 million during 2014 compared to 2013.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2013 and 2012. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2013	2012	% Change
Lodging
Number of rooms (a)	645,400	627,400	2.9
RevPAR (b)	$36.00	$34.80	3.4
Vacation Exchange and Rentals
Average number of members (in 000s) (c)	3,698	3,674	0.7
Exchange revenue per member (d)	$181.02	$179.68	0.7
Vacation rental transactions (in 000s) (e) (f)	1,483	1,392	6.5
Average net price per vacation rental (f) (g)	$532.11	$504.55	5.5
Vacation Ownership (f)
Gross VOI sales (in 000s) (h) (i)	$1,889,000	$1,781,000	6.1
Tours (in 000s) (j)	789	724	9.0
VPG (k)	$2,281	$2,324	(1.9)

(a)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(1)
For the years ended December 31, 2013 and 2012, included $14 million and $99 million, respectively, of Gross VOI sales under our WAAM Just-in-Time inventory acquisition model which enables us to acquire and own completed timeshare units close to the timing of the sales of such units and to offer financing to the purchaser. This significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. We implemented this model during the second quarter of 2012.

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

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $89 million and $97 million during 2013 and 2012, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of the business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Our consolidated results comprised the following:

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

•
an $84 million increase at our lodging business primarily from higher reimbursable revenues in our hotel management business and higher royalty and marketing and reservation (inclusive of Wyndham Rewards) revenues; and

•	$56 million of higher revenues at our vacation exchange and rentals business primarily from stronger revenue on rental transactions and new product offerings.

Expenses increased $417 million (11.3%) during 2013 compared with the same period last year principally reflecting:

•	$208 million of higher expenses from operations primarily related to the revenue increases (excluding acquisitions);

•	$170 million of incremental expenses from acquisitions; and

•	a $31 million increase in depreciation and amortization resulting from the impact of acquisitions and property and equipment additions made during 2012.

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

As a result of these items, net income attributable to Wyndham shareholders increased $32 million (8.0%) as compared with 2012.

Following is a discussion of the 2013 results of each of our segments and Corporate and Other compared to 2012:

	Net Revenues			EBITDA
	2013	2012	% Change	2013		2012		% Change
Lodging	$1,027	$890	15.4	$279	(b)	$272	(f)	2.6
Vacation Exchange and Rentals	1,526	1,422	7.3	356		328	(g)	8.5
Vacation Ownership	2,515	2,269	10.8	619	(c)	549	(h)	12.8
Total Reportable Segments	5,068	4,581	10.6	1,254		1,149		9.1
Corporate and Other (a)	(59)	(47)	(25.5)	(122)	(d)	(104)	(d)	(17.3)
Total Company	$5,009	$4,534	10.5	$1,132		$1,045		8.3

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2013		2012
EBITDA				$1,132		$1,045
Depreciation and amortization				216		185
Interest expense				131		132
Early extinguishment of debt				111	(e)	108	(i)
Interest income				(9)		(8)
Income before income taxes				683		628
Provision for income taxes				250		229
Net income				433		399
Net (income)/loss attributable to noncontrolling interest				(1)		1
Net income attributable to Wyndham shareholders				$432		$400

*	Not meaningful.

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $9 million of restructuring costs incurred as a result of an organizational realignment initiative commenced during 2013 and (ii) $8 million of non-cash impairment charges primarily related to a partial write-down of the Hawthorn trademark.

(c)	Includes $2 million of costs incurred in connection with the acquisition of the Midtown 45 through the consolidation of an SPE, which is being converted to WAAM Just-in-Time inventory (January 2013).

(d)
Includes (i) $121 million and $109 million of corporate costs during 2013 and 2012, respectively and (ii) $1 million of a net expense and $5 million of a net benefit during 2013 and 2012, respectively, related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

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

Net revenues and EBITDA increased $44 million and $6 million, respectively, from our owned hotels. Excluding $40 million and $3 million of incremental revenues and EBITDA, respectively, related to our acquisition of the Rio Mar hotel during the fourth quarter of 2012, revenues and EBITDA increased $4 million and $3 million, respectively, due to improved operating performance.

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

RESTRUCTURING PLANS
2014 Restructuring Plans
During 2014, we committed to restructuring initiatives at our vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. In connection with these initiatives, we recorded $6 million of personnel-related costs, a $5 million non-cash charge to write-off information technology assets and $1 million of costs related to contract terminations. As of December 31, 2014, we had a liability of $7 million, which is expected to be paid in cash primarily by the end of 2015. We anticipate annual net savings from such initiatives to be $7 million.

2013 Restructuring Plan
During 2013, we committed to an organizational realignment initiative at our lodging business, primarily focused on optimizing its marketing structure. In connection with this initiative, we recorded $8 million of personnel-related costs and $1 million of costs related to contract terminations, of which $2 million was paid in cash and $1 million was non-cash. During 2014, we reduced our liability with $5 million of cash payments and reversed $1 million of previously recorded contract termination costs. We anticipate annual net savings from such initiatives to be insignificant as such cost reductions were redeployed to support other marketing initiatives.

2012 Restructuring Plans
During 2012, we committed to an organizational realignment initiative at our vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, we implemented an organizational realignment initiative at our vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. During 2012, we incurred costs of $7 million and reduced our liability with cash payments of $1 million. During 2013, we (i) reduced our liability with $5 million of cash payments, (ii) recorded $2 million of additional facility-related expenses, (iii) increased our liability with $1 million of a non-cash adjustment associated with a facility closure and (iv) reversed $1 million of previously recorded personnel costs. During 2014, we reduced our liability with cash payments of $1 million. As of December 31, 2014, we had a liability of $2 million, which is expected to be paid in cash by January 2017. From the commencement of the 2012 restructuring plans through December 31, 2014, we have incurred a total of $8 million of expenses in connection with such plans.
As of December 31, 2014, we had a remaining liability of $2 million related to our 2010 restructuring plan, all of which is facility-related.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2014	December 31, 2013	Change
Total assets	$9,679	$9,741	$(62)
Total liabilities	8,422	8,116	306
Total equity	1,257	1,625	(368)

Total assets decreased $62 million from December 31, 2013 to December 31, 2014 primarily due to:

•	a $77 million decrease in goodwill and other intangibles primarily related to foreign currency translation and current year amortization;

•	a $62 million reduction in vacation ownership contract receivables primarily due to principal collections and loan loss provisions exceeding loan originations; and

•
$55 million of lower property and equipment resulting from (i) a $196 million reduction from current year depreciation, (ii) a $65 million decrease due to transfers of property and equipment to VOI inventory and (iii) a $52 million reduction related to foreign currency translation. Such decreases were partially offset by $235 million of expenditures for property and equipment.

Such decreases were partially offset by a $139 million increase in inventory primarily resulting from (i) current year spend on vacation ownership development projects and (ii) the transfer of property and equipment to inventory, partially offset by VOI sales.

Total liabilities increased $306 million from December 31, 2013 to December 31, 2014 primarily due to an increase in our securitized debt.

Total equity decreased $368 million from December 31, 2013 to December 31, 2014 primarily due to:

•	$652 million of stock repurchases;

•	$178 million of dividends; and

•	$92 million from foreign currency translation adjustments.

Such decreases in equity were partially offset by $529 million of net income attributable to Wyndham shareholders.

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

Our five-year revolving credit facility, which expires in July 2018, has a total capacity of $1.5 billion and available capacity of $1.3 billion, net of letters of credit and commercial paper borrowings, as of December 31, 2014. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of December 31, 2014, we had $189 million of outstanding commercial paper borrowings, all under the U.S. program.

Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $447 million as of December 31, 2014. During August 2014, we renewed this facility for a two-year term that expires in August 2016.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW
The following table summarizes the changes in cash and cash equivalents during 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
Cash provided by/(used in)
Operating activities	$984	$1,008	$(24)
Investing activities	(276)	(401)	125
Financing activities	(701)	(605)	(96)
Effects of changes in exchange rates on cash and cash equivalents	(18)	(3)	(15)
Net change in cash and cash equivalents	$(11)	$(1)	$(10)

Operating Activities
During 2014, net cash provided by operating activities decreased $24 million compared to 2013 primarily due to increased inventory spending on vacation ownership development projects.

Investing Activities
Net cash used in investing activities decreased by $125 million, which principally reflects $95 million of lower acquisition payments and $47 million of lower development advance payments at our lodging business.

Financing Activities
Net cash used in financing activities increased by $96 million, which principally reflects:

•	$206 million of lower net borrowings of non-securitized debt;

•	$111 million of lower net cash from vacation ownership inventory arrangements;

•	$53 million of higher share repurchases; and

•	$23 million of additional dividends paid to shareholders.

Such increases in cash outflows were partially offset by $307 million of higher net borrowings on securitized vacation ownership debt.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million during 2015. During 2015, we anticipate net cash provided by operating activities of approximately $1,040 million to $1,050 million and net cash used on capital expenditures of $240 million to $250 million. Net cash provided by operating activities less capital expenditures amounted to approximately $750 million during 2014, which was comprised of net cash provided by operating activities of approximately $985 million less capital expenditures of $235 million. The expected increase of approximately $50 million in 2015 from net cash provided by operating activities less capital expenditures is related to better working capital utilization. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During 2014, we spent $196 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2015, we anticipate spending approximately $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the 5 year period from 2014 through 2018 is expected to be approximately $215 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next 4 to 5 years.

We spent $235 million on capital expenditures during 2014, primarily on information technology enhancement projects throughout the Company and renovations at our owned Rio Mar hotel and chalets at our Landal GreenParks business.

In addition, during 2014, we utilized $18 million of our net cash provided by operating activities less capital expenditures on development advances primarily at our lodging business related to acquiring new franchise and management agreements. In an effort to support growth in our lodging business, we will continue to provide development advances which may include agreements with multi-unit owners. We will also continue to provide other forms of financial support.

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

Stock Repurchase Program
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program six times, most recently on October 22, 2014 by $1.0 billion, bringing the total authorization under the program to $4.0 billion.

Under our current stock repurchase program, we repurchased 8.6 million shares at an average price of $75.79 for a cost of $652 million during the twelve months ended December 31, 2014. From August 20, 2007 through December 31, 2014, we repurchased 71.3 million shares at an average price of $42.94 for a cost of $3.1 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.
As of December 31, 2014, we have repurchased under our current and prior stock repurchase programs, a total of 96.4 million shares at an average price of $40.17 for a cost of $3.9 billion since our Separation.

During the period January 1, 2015 through February 12, 2015, we repurchased an additional 0.9 million shares at an average price of $84.65 for a cost of $73 million. We currently have $943 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Foreign Earnings
As of December 31, 2014, we have determined that accumulated and undistributed net earnings of $760 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

LONG-TERM DEBT COVENANTS
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2014, our consolidated interest coverage ratio was 11.9 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2014, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2014, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2014, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2016 and a total capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

As of December 31, 2014, we had $447 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of December 31, 2014, we had $189 million of outstanding borrowings and the total available capacity was $1.1 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $1.3 billion, of which $406 million was outstanding as of December 31, 2014. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual membership fees, exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of December 31, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $22 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods beginning on January 1st of each of the years set forth below:

	2015	2016	2017	2018	2019	Thereafter	Total
Securitized debt (a)	$214	$244	$376	$211	$212	$908	$2,165
Long-term debt	47	363	331	689	14	1,444	2,888
Interest on debt (b)	162	156	126	103	89	157	793
Operating leases	94	66	55	48	41	200	504
Purchase commitments	183	81	44	26	11	16	361
Inventory sold subject to conditional repurchase (c)	12	27	30	33	36	124	262
Separation liabilities (d)	26	—	12	—	—	—	38
Total (e) (f)	$738	$937	$974	$1,110	$403	$2,849	$7,011

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Represents obligations to repurchase completed vacation ownership property from a third-party developer.

(d)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 23 –Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(e)
Excludes (i) $36 million of our liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities and (ii) a $19 million net pension liability as it is not reasonably estimable to determine the periods in which such liability would be settled.

(f)
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

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2014 aggregated $361 million. Approximately $71 million and $65 million of the commitments relate to information technology and the development of vacation ownership properties, respectively.
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

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was approximately $328 million as of December 31, 2014. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2014, 2013 and 2012, we made payments related to these guarantees of $17 million, $18 million and $18 million, respectively. As of December 31, 2014 and 2013, we maintained a liability in connection with these guarantees of $25 million and $30 million, respectively, on our Consolidated Balance Sheets.
We guarantee our vacation ownership subsidiary’s obligation to repurchase completed property in Las Vegas, Nevada from a third-party developer subject to the properties meeting our vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that we could be required to make under this commitment was $262 million as of December 31, 2014.
Our vacation ownership business entered into a management agreement that provides for a guarantee of a certain level of profitability based upon various metrics. As of December 31, 2014, the maximum potential amount of future payments that may be made under this guarantee was $10 million with an annual cap of $1 million.
As part of WAAM Fee-for-Service, we may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $49 million as of December 31, 2014. As of both December 31, 2014 and 2013, we had no recognized liabilities in connection with these guarantees.
From time to time, we may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, we would be required to compensate the hotel owner for any shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, we may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. As of December 31, 2014, the maximum potential amount of future payments to be made under these guarantees was $136 million with an annual cap of $39 million. We had an additional guarantee of $30 million with a $3 million cap for 2014 with no annual cap thereafter. As of December 31, 2014, we maintained a liability in connection with these guarantees of $32 million, on our Consolidated Balance Sheet (see Note 17 - Commitments and Contingencies).
Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2014.
Letters of Credit. As of December 31, 2014, we had $69 million of irrevocable standby letters of credit outstanding, of which $2 million were under our revolving credit facility. As of December 31, 2013, we had $55 million of irrevocable standby letters of credit outstanding, of which $9 million were under our revolving credit facility. Such letters of credit issued during 2014 and 2013 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at our vacation ownership business.
Surety Bonds. As of December 31, 2014, we had assembled commitments from 13 surety providers in the amount of $1.3 billion, of which $406 million was outstanding (See Note 17- Commitments and Contingencies).

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
Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our vacation ownership contract receivables.

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. For goodwill impairment testing, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test per the accounting guidance is unnecessary. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry specific considerations. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings. Based on the results of our qualitative assessment performed during the fourth quarter of 2014, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our lodging, vacation exchange and rentals and vacation ownership reporting units.
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
Accounting for Restructuring Activities. Restructuring actions require us to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations and (iii) contract terminations. The amount that we have accrued as of December 31, 2014 represents our best estimate of the obligations that we incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

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

Adoption of Accounting Pronouncements
During 2012, we adopted guidance related to the testing of goodwill for impairment, testing of indefinite-lived intangible assets for impairment and fair value measurement. During 2013, we adopted guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. During 2014, we adopted guidance related to the reporting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

•
Our primary interest rate exposure as of December 31, 2014 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the British pound, Euro, Canadian and Australian dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $5.1 billion of debt outstanding as of December 31, 2014. Of that total, $928 million was variable rate debt ($510 million has been synthetically converted to variable rate debt via an interest rate swap). A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2014. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2014, the absolute notional amount of our outstanding foreign exchange hedging instruments was $306 million. A hypothetical 10% change in the foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument as of December 31, 2014. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.
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
We used December 31, 2014 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page [F-2].

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
Except as otherwise disclosed, the information required by this item is included in the Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference in this report.
Identification of Executive Officers.
The following provides information for each of our executive officers.
Stephen P. Holmes, 58, has served as our Chairman, Chief Executive Officer and a Director since July 2006. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.
Thomas G. Conforti, 56, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of PepsiCo.
Geoffrey A. Ballotti, 53, has served as President and Chief Executive Officer of Wyndham Hotel Group since March 2014. Mr. Ballotti served as Chief Executive Officer, Wyndham Exchange & Rentals, from March 2008 to March 2014. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Gail Mandel, 46, has served as President and Chief Executive Officer of Wyndham Exchange & Rentals since November 2014. Ms. Mandel was Chief Operating Officer and Chief Financial Officer, Wyndham Exchange & Rentals, from March 2014 to November 2014 and Chief Financial Officer, Wyndham Exchange & Rentals, from January 2010 to March 2014. From August 2006 to January 2010, Ms. Mandel was Senior Vice President, Financial Planning & Analysis, for Wyndham Worldwide. From February 1999 to August 2006, Ms. Mandel was Division Controller, Cendant Hospitality Services. From October 1997 to February 1999, Ms. Mandel was Controller, Cendant Mobility. From September 1993 to October 1997, Ms. Mandel served in finance positions for HFS including Director, Business Development, Director, Corporate Audit and Manager, Internal Audit.
Franz S. Hanning, 61, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 to July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. from April 2001 to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation from August 2004 to March 2005. Mr. Hanning held several key leadership positions with Fairfield Resorts, Inc. from 1982 to 2001, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.
Thomas F. Anderson, 50, has served as our Executive Vice President and Chief Real Estate Development Officer since July 2006. From April 2003 to July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 to February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant. From November 1998 to December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation and from June 1990 to February 1995, Vice President of Commercial Lending for BB&T Corporation.
Mary R. Falvey, 54, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Scott G. McLester, 52, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President, Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.
Nicola Rossi, 48, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.4 million(a)	$52.64(b)	16.7 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)
Consists of shares issuable upon exercise of stock settled stock appreciation rights, restricted stock units and performance vested restricted stock units at the maximum achievement level under the 2006 Equity and Incentive Plan, as amended.

(b)
Consists of weighted-average exercise price of outstanding stock settled stock appreciation rights and restricted stock units (excludes the weighted-average exercise price of the performance vested restricted stock units at the maximum achievement level).

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
Date: February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive	February 13, 2015
/s/ STEPHEN P. HOLMES	Officer
Stephen P. Holmes	(Principal Executive Officer)

/s/ THOMAS G. CONFORTI	Chief Financial Officer	February 13, 2015
Thomas G. Conforti	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 13, 2015
Nicola Rossi	(Principal Accounting Officer)

/s/ MYRA J. BIBLOWIT	Director	February 13, 2015
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 13, 2015
James E. Buckman

/s/ GEORGE HERRERA	Director	February 13, 2015
George Herrera

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY	Director	February 13, 2015
The Right Honourable Brian Mulroney

/s/ PAULINE D.E. RICHARDS	Director	February 13, 2015
Pauline D.E. Richards

/s/ MICHAEL H. WARGOTZ	Director	February 13, 2015
Michael H. Wargotz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey
We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 13, 2015

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenues
Service and membership fees	$2,431	$2,329	$2,005
Vacation ownership interest sales	1,485	1,379	1,323
Franchise fees	632	599	583
Consumer financing	427	426	421
Other	306	276	202
Net revenues	5,281	5,009	4,534
Expenses
Operating	2,262	2,161	1,842
Cost of vacation ownership interests	171	155	161
Consumer financing interest	71	78	90
Marketing and reservation	802	751	723
General and administrative	755	720	666
Loss on sale and asset impairments	35	8	8
Restructuring	11	10	7
Depreciation and amortization	233	216	185
Total expenses	4,340	4,099	3,682
Operating income	941	910	852
Other income, net	(7)	(6)	(8)
Interest expense	113	131	132
Early extinguishment of debt	—	111	108
Interest income	(10)	(9)	(8)
Income before income taxes	845	683	628
Provision for income taxes	316	250	229
Net income	529	433	399
Net (income)/loss attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$529	$432	$400
Earnings per share
Basic	$4.22	$3.25	$2.80
Diluted	4.18	3.21	2.75

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$529	$433	$399
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(92)	(33)	21
Unrealized gains on cash flow hedges	—	1	5
Defined benefit pension plans	(6)	3	(3)
Other comprehensive (loss)/income, net of tax	(98)	(29)	23
Comprehensive income	431	404	422
Net (income)/loss attributable to noncontrolling interest	—	(1)	1
Comprehensive income attributable to Wyndham shareholders	$431	$403	$423

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$183	$194
Trade receivables, net	516	505
Vacation ownership contract receivables, net	285	305
Inventory	302	346
Prepaid expenses	147	153
Deferred income taxes	114	108
Other current assets	320	329
Total current assets	1,867	1,940
Long-term vacation ownership contract receivables, net	2,406	2,448
Non-current inventory	860	677
Property and equipment, net	1,500	1,555
Goodwill	1,551	1,590
Trademarks, net	717	723
Franchise agreements and other intangibles, net	397	429
Other non-current assets	381	379
Total assets	$9,679	$9,741
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$214	$184
Current portion of long-term debt	47	49
Accounts payable	385	360
Deferred income	464	451
Accrued expenses and other current liabilities	749	746
Total current liabilities	1,859	1,790
Long-term securitized vacation ownership debt	1,951	1,726
Long-term debt	2,841	2,882
Deferred income taxes	1,202	1,173
Deferred income	199	192
Other non-current liabilities	370	353
Total liabilities	8,422	8,116
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 216,862,509 shares in 2014 and 215,578,445 shares in 2013	2	2
Treasury stock, at cost – 95,806,076 shares in 2014 and 87,206,462 shares in 2013	(3,843)	(3,191)
Additional paid-in capital	3,889	3,858
Retained earnings	1,183	832
Accumulated other comprehensive income	24	122
Total stockholders’ equity	1,255	1,623
Noncontrolling interest	2	2
Total equity	1,257	1,625
Total liabilities and equity	$9,679	$9,741

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$529	$433	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	216	185
Provision for loan losses	260	349	409
Deferred income taxes	47	64	62
Stock-based compensation	57	53	41
Excess tax benefits from stock-based compensation	(34)	(15)	(33)
Loss on sale and asset impairments	35	8	8
Loss on early extinguishment of debt	—	106	107
Non-cash interest	23	26	22
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(29)	(63)	(19)
Vacation ownership contract receivables	(221)	(255)	(303)
Inventory	(17)	32	95
Prepaid expenses	(3)	(30)	8
Other current assets	(12)	—	(2)
Accounts payable, accrued expenses and other current liabilities	84	46	18
Deferred income	38	39	(7)
Other, net	(6)	(1)	14
Net cash provided by operating activities	984	1,008	1,004
Investing Activities
Property and equipment additions	(235)	(238)	(208)
Net assets acquired, net of cash acquired	(34)	(129)	(263)
Development advances	(18)	(65)	(14)
Equity investments and loans	(8)	(3)	(42)
Proceeds from sale of business and asset sales	11	6	1
(Increase)/decrease in securitization restricted cash	(4)	29	11
Decrease/(increase) in escrow deposit restricted cash	10	(2)	(5)
Other, net	2	1	1
Net cash used in investing activities	(276)	(401)	(519)
Financing Activities
Proceeds from securitized borrowings	2,143	1,734	1,723
Principal payments on securitized borrowings	(1,887)	(1,785)	(1,624)
Proceeds from long-term debt	164	405	1,991
Principal payments on long-term debt	(211)	(411)	(2,172)
(Repayments of)/proceeds from commercial paper, net	(21)	(63)	273
Proceeds from note issuances	—	843	941
Repurchase of notes	—	(636)	(757)
(Repayments of)/proceeds from vacation ownership inventory arrangements	(15)	96	—
Repayment of convertible of notes	—	—	(45)
Proceeds from call options	—	—	33
Dividends to shareholders	(179)	(156)	(134)
Repurchase of common stock	(646)	(593)	(631)
Proceeds from stock option exercises	1	—	13
Excess tax benefits from stock-based compensation	34	15	33
Debt issuance costs	(19)	(23)	(20)
Net share settlement of incentive equity awards	(64)	(31)	(55)
Other, net	(1)	—	—
Net cash used in financing activities	(701)	(605)	(431)
Effect of changes in exchange rates on cash and cash equivalents	(18)	(3)	(1)
Net (decrease)/increase in cash and cash equivalents	(11)	(1)	53
Cash and cash equivalents, beginning of period	194	195	142
Cash and cash equivalents, end of period	$183	$194	$195

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2011	147	$2	$(2,009)	$3,818	$293	$128	$—	$2,232
Net income	—	—	—	—	400	—	(1)	399
Other comprehensive income	—	—	—	—	—	23	—	23
Exercise of stock options and SSARs	—	—	—	13	—	—	—	13
Issuance of shares for RSU vesting	2	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(55)	—	—	—	(55)
Change in deferred compensation	—	—	—	41	—	—	—	41
Repurchase of common stock	(13)	—	(624)	—	—	—	—	(624)
Settlement of warrants	1	—	32	(32)	—	—	—	—
Change in excess tax benefit on equity awards	—	—	—	33	—	—	—	33
Dividends	—	—	—	—	(135)	—	—	(135)
Other	—	—	—	2	—	—	2	4
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	432	—	1	433
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(31)	—	—	—	(31)
Change in deferred compensation	—	—	—	53	—	—	—	53
Repurchase of common stock	(10)	—	(590)	—	—	—	—	(590)
Change in excess tax benefit on equity awards	—	—	—	15	—	—	—	15
Dividends	—	—	—	—	(158)	—	—	(158)
Other	—	—	—	1	—	—	—	1
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	529	—	—	529
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Exercise of stock options and SSARs	1	—	—	1	—	—	—	1
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(64)	—	—	—	(64)
Change in deferred compensation	—	—	—	57	—	—	—	57
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(9)	—	(652)	—	—	—	—	(652)
Change in excess tax benefit on equity awards	—	—	—	34	—	—	—	34
Dividends	—	—	—	—	(178)	—	—	(178)
Other	—	—	—	2	—	—	—	2
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257

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

The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized, brand-specific reservations system, e-commerce channels such as the Company’s brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. Marketing and reservation fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included in marketing and reservation expenses in the Consolidated Statements of Income.

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

The Company also earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges as a percentage of room revenues generated from such stay. This fee is recognized as revenue upon becoming due from the franchisee. Since the Company is obligated to expend the fees it collects from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program.

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $11 million, $8 million and $7 million during 2014, 2013 and 2012, respectively. The Company also recognizes as revenue reimbursable payroll costs for operational employees at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses are reflected as a component of operating expenses on the Consolidated Statements of Income. As such, there is no effect on the Company’s operating income. Revenues related to these payroll costs were $148 million, $129 million and $91 million in 2014, 2013 and 2012, respectively.

The Company also earns revenues from hotel ownership. The Company’s ownership portfolio is limited to two hotels in locations where we have developed or intend to develop timeshare units. Revenues earned from the Company’s owned hotels consist primarily of (i) gross room revenues, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues are recognized upon the completion of services to its guests.

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

The Company’s vacation exchange business derives a majority of its revenues from annual membership dues and exchange fees from members trading their intervals. Revenues from annual membership dues represent the annual fees from members who participate in the Company’s vacation exchange business and, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange business and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange business or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member.

The Company’s vacation rentals business primarily derives its revenues from fees, which generally average between 20% and 50% of the gross booking fees. For properties which the Company owns, manages or operates under long-term capital and operating leases (which represent less than 10% of the Company’s portfolio), the Company receives 100% of the revenues. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the services provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made, are recorded net of expected cancellations.

Cancellations for 2014, 2013 and 2012 each totaled less than 5% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties which it owns, manages or operates and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. The Company’s revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. During 2014, $12 million of revenues were deferred under the POC method of accounting. During 2013, an immaterial amount of revenues were deferred under the POC method of accounting.

The Company also offers consumer financing as an option to customers purchasing VOIs, which are typically collateralized by the underlying VOI. The contractual terms of Company-provided financing agreements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally 10 years and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%. An estimate of uncollectible amounts is recorded at the time of the sale with a charge to the provision for loan losses, which is classified as a reduction of VOI sales on the Consolidated Statements of Income. The interest income earned from the financing arrangements is earned on the principal balance outstanding over the life of the arrangement and is recorded within consumer financing on the Consolidated Statements of Income.

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $581 million, $567 million and $460 million during 2014, 2013 and 2012, respectively. Management fee revenues were $288 million, $290 million and $225 million during 2014, 2013 and 2012, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $293 million, $277 million and $235 million during 2014, 2013 and 2012, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. During each of 2014, 2013 and 2012, one of the associations that the Company manages paid Wyndham Exchange & Rentals $19 million for exchange services.

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

Deferred Income
Deferred income, as of December 31, consisted of:

	2014	2013
Membership and exchange fees	$275	$298
VOI trial and incentive fees	160	149
Vacation rental fees	104	109
Initial franchise fees	49	42
Other fees	75	45
Total deferred income	663	643
Less: Current deferred income	464	451
Non-current deferred income	$199	$192

Deferred membership and exchange fees consist primarily of payments made in advance for annual memberships that are recognized over the term of the membership period, which is typically one to three years. Deferred VOI trial fees are payments received in advance for a trial VOI, which allows customers to utilize a VOI typically within one year of purchase. Deferred incentive fees represent payments received in advance for additional travel related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within two years of a VOI sale. Deferred vacation rental fees represent payments received in advance of a rental customer’s stay that are recognized as revenue when the rental stay occurs, which is typically within six months of the confirmation date. Deferred initial franchise fees are recognized when all material services or conditions have been performed which is typically within two years.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2014 and 2013.

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

RESTRICTED CASH
The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow accounts primarily related to the Company’s vacation ownership business.

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. Such amounts were $96 million and $92 million, of which $75 million and $64 million is recorded within other current assets and $21 million and $28 million is recorded within other non-current assets as of December 31, 2014 and 2013, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as 3 calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $51 million and $57 million as of December 31, 2014 and 2013, respectively, which is recorded within other current assets on the Consolidated Balance Sheets.

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

	2014	2013	2012
Beginning balance	$209	$213	$207
Bad debt expense	48	57	53
Write-offs	(86)	(64)	(49)
Translation and other adjustments	(2)	3	2
Ending balance	$169	$209	$213

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

As members earn points through the Company’s loyalty programs, the Company records a liability of the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Income and amounted to $142 million, $113 million and $78 million, while total expenses amounted to $112 million, $93 million and $73 million in 2014, 2013 and 2012, respectively. The liability for estimated future redemption costs as of December 31, 2014 and 2013 amounted to $62 million and $52 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY
Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties, vacation credits and inventory sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $2 million, less than $1 million and $1 million in 2014, 2013 and 2012, respectively.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $170 million, $146 million and $105 million in 2014, 2013 and 2012, respectively.

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

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in operating income and net interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of operating expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

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

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company generally amortizes software developed or obtained for internal use on a straight-line basis, from 3 to 5 years, commencing when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $190 million and $158 million as of December 31, 2014 and 2013, respectively. Capitalized interest was $4 million, $5 million and $4 million in 2014, 2013 and 2012, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, reviews the reporting units’ carrying values as required by the guidance for goodwill and other indefinite-lived intangible assets. In accordance with the guidance, the Company has determined that its reporting units are the same as its reportable segments.

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in operating expense. The Company has goodwill recorded at its lodging, vacation exchange and rentals and vacation ownership reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2014 and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring actions require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations and (iii) contract terminations. The amount that the Company has accrued as of December 31, 2014 represents its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

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

EQUITY EARNINGS AND OTHER INCOME
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $2 million, $3 million and $0 of net earnings from such investments during 2014, 2013 and 2012, respectively, in other income, net on the Consolidated Statements of Income.

During 2014, the Company recorded $5 million of income primarily related to the sale of non-strategic assets and other miscellaneous royalties at its vacation ownership business. During 2013, the Company recorded $3 million of income primarily related to other miscellaneous royalties at its vacation ownership business. In addition, during 2012, the Company recorded $8 million of income primarily related to the settlement of a business disruption claim related to the Gulf of Mexico spill in 2010 and the reversal of allowance associated with previously divested asset.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Intangibles - Goodwill and Other. In July 2012, the Financial Accounting Standards Board (the “FASB”) issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance was effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The Company adopted the guidance on October 1, 2012, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and enhances the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance on January 1, 2015, and it believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

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

Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance on January 1, 2015, and it believes the adoption of this guidance will not have an impact on the Consolidated Financial Statements.

3.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income available to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Wyndham shareholders	$529	$432	$400
Basic weighted average shares outstanding	125	133	143
Stock options, SSARs, RSUs and PSUs (a) (b) (c)	2	2	2
Weighted average diluted shares outstanding	127	135	145
Earnings per share:
Basic	$4.22	$3.25	$2.80
Diluted	4.18	3.21	2.75
Dividends: (d)
Cash dividends per share	$1.40	$1.16	$0.92
Aggregate dividends paid to shareholders	179	156	134

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 12,000, 74,000 and 98,000 stock options and stock-settled stock appreciation rights (“SSARs”) for the years ended 2014, 2013 and 2012, respectively, as they would have been anti-dilutive to EPS.

(c)
Excludes 422,000, 492,000 and 606,000 performance vested restricted stock units (“PSUs”) for the years ended 2014, 2013 and 2012, respectively, as the Company had not met the required performance metrics.

(d)	For each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2014, 2013 and 2012, the Company paid cash dividends of $0.35, $0.29 and $0.23 per share, respectively.

Stock Repurchase Program
On October 22, 2014, the Company’s Board of Directors authorized an increase of $1.0 billion to the Company’s existing stock repurchase program. As of December 31, 2014, the total authorization of the program was $4.0 billion.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2013	62.7	$2,410	$38.44
For the year ended December 31, 2014	8.6	652	75.79
As of December 31, 2014	71.3	$3,062	42.94
The Company had $1.0 billion remaining availability in its program as of December 31, 2014. The total capacity of the program was increased by proceeds received from stock option exercises.

As of December 31, 2014, the Company has repurchased under its current and prior stock repurchase plans, a total of 96 million shares at an average price of $40.17 for a cost of $3.9 billion since its separation from Cendant (“Separation”).

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

2014 ACQUISITIONS
During 2014, the Company completed four acquisitions for $32 million in cash, net of cash acquired, and paid an additional $2 million of contingent consideration related to prior year acquisitions. The preliminary purchase price allocations resulted in the recognition of $14 million of property, $9 million of inventory and $3 million of definite-lived intangible assets with a weighted average life of 13 years, all of which were allocated to the Company’s Vacation Ownership segment. In addition, the Company recognized $2 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 12 years, both of which were allocated to the Company’s Vacation Exchange and Rentals segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

2013 ACQUISITIONS
Midtown 45, NYC Property. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City (“Midtown 45”) for $115 million through a special purpose entity (“SPE”). The Company is considered to be the primary beneficiary of the SPE and therefore the Company consolidates the SPE within its financial statements. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE’s purchase price allocation for this property resulted in the recognition of $115 million of property and equipment, all of which was assigned to the Company’s Vacation Ownership segment. Acquisition-related costs of $2 million are included in operating expenses in the accompanying Consolidated Statement of Income for 2013. This SPE transaction is consistent with the Company’s strategy to replenish VOI inventory utilizing Wyndham Asset Affiliation Models (“WAAM”) Just-in-Time. The consolidation of the SPE was not material to the Company’s results of operations, financial position or cash flows (see Note 14 - Variable Interest Entities for more detailed information).
In addition, during 2013, the Company completed two other acquisitions for $14 million in cash, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of $12 million of goodwill, none of which is expected to be deductible for tax purposes, $8 million of definite-lived intangible assets with a weighted average life of 10 years and $1 million of trademarks, all of which were assigned to the Company’s Vacation Exchange and Rentals segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,551			$1,590
Trademarks (a)	$713			$718
Amortized Intangible Assets:
Franchise agreements (b)	$594	$371	$223	$595	$356	$239
Trademarks (c)	7	3	4	8	3	5
Other (d)	272	98	174	275	85	190
	$873	$472	$401	$878	$444	$434

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
During 2013, the Company recorded $8 million of non-cash impairment charges at its lodging business primarily related to a partial write-down of the Hawthorn trademark resulting from slower than expected growth in the brand. As of December 31, 2013, the remaining $28 million carrying amount for the Hawthorn trademark was equal to its estimated fair value as of the date of impairment. The Company utilized a discounted cash flow model for the brand using assumptions of future operating performance, growth and discount rate. During 2012, the Company recorded an $8 million non-cash impairment charge resulting from the decision to rebrand the ResortQuest and Steamboat Resorts trade names to the Wyndham Vacation Rentals brand. Such amounts are included within loss on sale and asset impairments on the Consolidated Statements of Income (see Note 22 — Restructuring and Impairments for more information).

Goodwill
During the fourth quarters of 2014, 2013 and 2012, the Company performed its annual goodwill impairment test and determined that no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2013	Goodwill Acquired During 2014	Foreign Exchange	Balance as of December 31, 2014
Lodging	$300	$—	$—	$300
Vacation Exchange and Rentals	1,263	2	(41)	1,224
Vacation Ownership	27	—	—	27
Total Company	$1,590	$2	$(41)	$1,551
Amortization expense relating to amortizable intangible assets was as follows:

	2014	2013	2012
Franchise agreements	$15	$15	$16
Other	22	21	15
Total (*)	$37	$36	$31

(*) Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2014, the Company expects related amortization expense as follows:

Amount
2015	$35
2016	34
2017	32
2018	31
2019	30

6.	Franchising and Marketing/Reservation Activities
Franchise fee revenues of $632 million, $599 million and $583 million on the Consolidated Statements of Income for 2014, 2013 and 2012, respectively, include initial franchise fees of $12 million during each year.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its lodging franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $294 million, $291 million and $282 million during 2014, 2013 and 2012, respectively, and are recorded within franchise fees on the Consolidated Statements of Income. In accordance with the franchise agreements, the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including referrals, technology and volume purchasing.

The Company may, at its discretion, provide development advances to certain of its franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances. Such interest was not significant during 2014, 2013 or 2012. Development advances recorded on the Consolidated Balance Sheets amounted to $94 million and $97 million as of December 31, 2014 and 2013, respectively and are classified within the other non-current assets line item on the Consolidated Balance Sheets. During 2014, 2013 and 2012, the Company recorded $9 million, $7 million and $4 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. In addition, during 2014, the Company received $6 million for the repayment of development advances which are recorded in investing other, net on the Consolidated Statement of Cash Flows. The Company recorded less than $1 million during each of 2014 and 2013, and $2 million during 2012 of bad debt expenses related to development advances that were due and payable within its lodging business. Such expense is recorded within operating expenses on the Consolidated Statements of Income.

7.	Income Taxes
The income tax provision/(benefit) consists of the following for the year ended December 31:

	2014	2013	2012
Current
Federal	$176	$114	$101
State	40	23	17
Foreign	53	49	49
	269	186	167
Deferred
Federal	53	49	48
State	(1)	18	7
Foreign	(5)	(3)	7
	47	64	62
Provision for income taxes	$316	$250	$229

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2014	2013	2012
Domestic	$681	$509	$481
Foreign	164	174	147
Pre-tax income	$845	$683	$628

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2014	2013
Current deferred income tax assets:
Accrued liabilities and deferred income	$97	$72
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	159	178
Foreign tax credit carryforward	7	2
Alternative minimum tax credit carryforward	—	7
Valuation allowance (*)	(17)	(14)
Other	7	7
Current deferred income tax assets	253	252
Current deferred income tax liabilities:
Installment sales of vacation ownership interests	98	100
Other	41	44
Current deferred income tax liabilities	139	144
Current net deferred income tax asset	$114	$108
Non-current deferred income tax assets:
Net operating loss carryforward	$46	$50
Foreign tax credit carryforward	79	65
Tax basis differences in assets of foreign subsidiaries	43	49
Accrued liabilities and deferred income	78	76
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	141	120
Other comprehensive income	40	9
Other	14	10
Valuation allowance (*)	(40)	(12)
Non-current deferred income tax assets	401	367
Non-current deferred income tax liabilities:
Depreciation and amortization	703	685
Installment sales of vacation ownership interests	838	801
Other	62	54
Non-current deferred income tax liabilities	1,603	1,540
Non-current net deferred income tax liabilities	$1,202	$1,173

(*)
The valuation allowance of $57 million at December 31, 2014 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $34 million, $19 million and $4 million, respectively. The valuation allowance of $26 million at December 31, 2013 relates to net operating loss carryforwards and certain deferred tax assets of $22 million and $4 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2014, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2034. As of December 31, 2014, the Company had $86 million of foreign tax credits. The foreign tax credits primarily expire between 2017 and 2024.

No provision has been made for U.S. federal deferred income taxes on $760 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2014 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable. These earnings could become subject to additional taxes if remitted as dividends; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.0	3.7	2.8
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.9)	(2.3)	(0.7)
Taxes on foreign income, net of tax credits	(4.6)	(1.4)	(1.3)
Valuation allowance	4.0	0.1	(0.5)
Other	1.9	1.5	1.2
	37.4%	36.6%	36.5%

The Company’s effective tax rate increased from 36.6% in 2013 to 37.4% in 2014 primarily due to the lack of a tax benefit from the loss on the sale of its U.K.-based camping business.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Amount
Balance as of December 31, 2011	$29
Increases related to tax positions taken during a prior period	8
Increases related to tax positions taken during the current period	3
Decreases as a result of a lapse of the applicable statute of limitations	(2)
Decreases related to tax positions taken during a prior period	(1)

Balance as of December 31, 2012	37
Increases related to tax positions taken during a prior period	7
Increases related to tax positions taken during the current period	5
Decreases related to settlements with taxing authorities	(4)
Decreases as a result of a lapse of the applicable statute of limitations	(8)
Decreases related to tax positions taken during a prior period	(1)

Balance as of December 31, 2013	36
Increases related to tax positions taken during a prior period	5
Increases related to tax positions taken during the current period	4
Decreases related to settlements with taxing authorities	(1)
Decreases as a result of a lapse of the applicable statute of limitations	(7)
Decreases related to tax positions taken during a prior period	(2)
Balance as of December 31, 2014	$35
The gross amount of the unrecognized tax benefits as of December 31, 2014, 2013 and 2012 that, if recognized, would affect the Company’s effective tax rate was $35 million, $36 million and $36 million, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest of $4 million, $2 million and $2 million related to these unrecognized tax benefits during 2014, 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, the Company had recorded a liability for potential penalties of $4 million, $3 million and $3 million, respectively, and interest of $5 million, $4 million and $4 million, respectively, as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal tax authorities. The 2008 through 2014 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2006 through 2014 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $10 million to $13 million.

The Company made cash income tax payments, net of refunds, of $249 million, $175 million and $134 million during 2014, 2013 and 2012, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, current and long-term vacation ownership contract receivables, net consisted of:

	2014	2013
Current vacation ownership contract receivables:
Securitized	$256	$222
Non-securitized	88	140
	344	362
Less: Allowance for loan losses	59	57
Current vacation ownership contract receivables, net	$285	$305
Long-term vacation ownership contract receivables:
Securitized	$2,256	$1,982
Non-securitized	672	975
	2,928	2,957
Less: Allowance for loan losses	522	509
Long-term vacation ownership contract receivables, net	$2,406	$2,448
Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next 12 months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2014 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2015	$256	$88	$344
2016	272	86	358
2017	277	84	361
2018	272	81	353
2019	275	78	353
Thereafter	1,160	343	1,503
	$2,512	$760	$3,272
During 2014, 2013 and 2012, the Company’s securitized vacation ownership contract receivables generated interest income of $300 million, $297 million and $306 million, respectively.

During 2014, 2013 and 2012, the Company originated vacation ownership contract receivables of $1,013 million, $1,064 million and $1,074 million, respectively, and received principal collections of $792 million, $809 million and $771 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.6%, 13.5% and 13.4% as of December 31, 2014, 2013 and 2012, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2011	$394
Provision for loan losses	409
Contract receivables written off, net	(306)
Allowance for loan losses as of December 31, 2012	497
Provision for loan losses	349
Contract receivables write-offs, net	(280)
Allowance for loan losses as of December 31, 2013	566
Provision for loan losses	260
Contract receivables write-offs, net	(245)
Allowance for loan losses as of December 31, 2014	$581
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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,556	$1,028	$191	$115	$261	$3,151
31 - 60 days	12	23	16	4	3	58
61 - 90 days	7	13	11	2	1	34
91 - 120 days	5	10	11	2	1	29
Total	$1,580	$1,074	$229	$123	$266	$3,272

	As of December 31, 2013
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,515	$1,060	$224	$108	$280	$3,187
31 - 60 days	10	24	20	4	4	62
61 - 90 days	7	13	13	2	2	37
91 - 120 days	5	11	13	3	1	33
Total	$1,537	$1,108	$270	$117	$287	$3,319
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

9.	Inventory
Inventory, as of December 31, consisted of:

	2014	2013
Land held for VOI development	$136	$102
VOI construction in process	226	84
Inventory sold subject to conditional repurchase (a)	73	123
Completed VOI inventory	431	422
Estimated recoveries	235	227
Exchange and rentals vacation credits and other	61	65
Total inventory	1,162	1,023
Less: Current portion (b)	302	346
Non-current inventory	$860	$677

(a)
As of December 31, 2014, included $73 million of VOI construction in process. As of December 31, 2013, included $85 million of VOI construction in process and $38 million of land held for VOI development.

(b)	Represents inventory that the Company expects to sell within the next 12 months.

During 2014, the Company transferred $65 million from property and equipment to VOI inventory. In addition, the Company accrued $58 million for inventory purchases of which $46 million is included in other non-current liabilities and $12 million is included in accrued expenses and other current liabilities as of December 31, 2014.

Inventory Sale Transaction
During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado, to a third-party developer, consisting of $123 million of vacation ownership inventory and $3 million of property and equipment. Total consideration was $126 million, of which $96 million was cash and $30 million was a note receivable. The Company recognized no gain or loss on these transactions.
In accordance with the agreements with the third party developer, the Company has conditional rights and a conditional obligation to repurchase the completed properties from the developer subject to the properties conforming to the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the properties to another party (see Note 17 - Commitments and Contingencies for more detailed information). Under the sale of real estate accounting guidance, the conditional rights and obligation of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as a sale. The properties were sold to VIEs for which the Company is not the primary beneficiary as the Company does not control the entity’s development activities and cannot prevent the entities from selling the properties to other parties. Accordingly, the Company does not consolidate the VIEs.
As of December 31, 2013, the Company had an outstanding obligation of $129 million, of which $47 million was recorded in accrued expenses and other current liabilities and $82 million was recorded in other non-current liabilities, and a note receivable of $30 million, which was recorded within other current assets on the Consolidated Balance Sheet. Interest on the note receivable accrued at 3% per annum. The $96 million of cash consideration received is included in (repayments of)/proceeds from vacation ownership inventory arrangements in the financing section on the Consolidated Statement of Cash Flows for the year ended December 31, 2013.
During 2014, the Company reacquired a portion of the real property located in Las Vegas, Nevada from the third-party developer for $30 million in exchange for cancellation of the $30 million note receivable. In addition, the Company received $1 million of accrued interest on such note. The Company recognized no gain or loss on this transaction. In addition, during the fourth quarter of 2014, the Company paid $59 million to the third-party developer, of which $36 million was for vacation ownership inventory located in Las Vegas, Nevada and Avon, Colorado, $15 million was for its obligation under the vacation ownership inventory arrangements and $8 million was for accrued interest. The $15 million reduction in its obligation is included in (repayments of)/proceeds from vacation ownership inventory arrangements in the financing section on the Consolidated Statement of Cash Flows for the year ended December 31, 2014. The Company had an outstanding obligation of $81 million as of December 31, 2014, of which $7 million was recorded in accrued expenses and other current liabilities and $74 million was recorded in other non-current liabilities on the Consolidated Balance Sheet (see Note 17 - Commitments and Contingencies for more detailed information).

10.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2014	2013
Land	$203	$236
Buildings and leasehold improvements	923	905
Capitalized software	670	601
Furniture, fixtures and equipment	534	529
Capital leases	211	222
Construction in progress	173	198
	2,714	2,691
Less: Accumulated depreciation and amortization	1,214	1,136
	$1,500	$1,555
During 2014, 2013 and 2012, the Company recorded depreciation and amortization expense of $196 million, $180 million and $154 million, respectively, related to property and equipment. As of December 31, 2014 and 2013, the Company had accrued property and equipment of $24 million and $9 million, respectively.

11.	Other Current Assets
Other current assets, as of December 31, consisted of:

	2014	2013
Securitization restricted cash	$75	$64
Non-trade receivables, net	58	70
Deferred costs	54	46
Escrow deposit restricted cash	51	57
Tax receivables	38	15
Assets held for sale	9	8
Inventory sale receivable (See Note 9 - Inventory)	—	30
Other	35	39
	$320	$329

12.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of December 31, consisted of:

	2014	2013
Accrued payroll and related	$238	$239
Accrued taxes	129	120
Accrued advertising and marketing	69	41
Accrued interest	45	47
Accrued loyalty programs	35	25
Accrued legal settlements	24	22
Accrued separation (*)	26	25
Inventory sale obligation (See Note 9 - Inventory)	7	47
Accrued Other	176	180
	$749	$746

(*)	See Note 23 - Separation Adjustments and Transactions with Former Parent and Subsidiaries.

13.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness, as of December 31, consisted of:

	2014	2013
Securitized vacation ownership debt: (a)
Term notes	$1,962	$1,648
Bank conduit facility	203	262
Total securitized vacation ownership debt	2,165	1,910
Less: Current portion of securitized vacation ownership debt	214	184
Long-term securitized vacation ownership debt	$1,951	$1,726
Long-term debt: (b)
Revolving credit facility (due July 2018)	$25	$23
Commercial paper	189	210
$315 million 6.00% senior unsecured notes (due December 2016) (c)	317	318
$300 million 2.95% senior unsecured notes (due March 2017)	299	298
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	447
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	246
$650 million 4.25% senior unsecured notes (due March 2022) (d)	648	643
$400 million 3.90% senior unsecured notes (due March 2023) (e)	410	387
Capital leases	170	191
Other	81	114
Total long-term debt	2,888	2,931
Less: Current portion of long-term debt	47	49
Long-term debt	$2,841	$2,882

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote SPEs, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,629 million and $2,314 million of underlying gross vacation ownership contract receivables and related assets as of December 31, 2014 and 2013, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $14 million and $17 million as of December 31, 2014 and 2013, respectively.

(c)	Includes $2 million and $3 million of unamortized gains from the settlement of a derivative as of December 31, 2014 and 2013, respectively.

(d)	Includes a $3 million increase and $2 million decrease in the carrying value resulting from a fair value hedge derivative as of December 31, 2014 and 2013, respectively.

(e)	Includes a $13 million increase and $10 million decrease in the carrying value resulting from a fair value hedge derivative as of December 31, 2014 and 2013, respectively.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2014 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$214	$47	$261
Between 1 and 2 years	244	363	607
Between 2 and 3 years	376	331	707
Between 3 and 4 years	211	689	900
Between 4 and 5 years	212	14	226
Thereafter	908	1,444	2,352
	$2,165	$2,888	$5,053
Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2014, the available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	203	25
Letters of credit	—	2
Commercial paper borrowings	—	189	(b)
Available Capacity	$447	$1,284

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Securitized Vacation Ownership Debt
As discussed in Note 14 — Variable Interest Entities, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2014-1 Receivables Funding, LLC. During March 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-1 Receivables Funding LLC, with an initial principal amount of $425 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.15%. The advance rate for this transaction was 88%. As of December 31, 2014, the Company had $274 million of outstanding borrowings under these term notes.

Sierra Timeshare 2014-2 Receivables Funding, LLC. During July 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-2 Receivables Funding LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.12%. The advance rate for this transaction was 91%. As of December 31, 2014, the Company had $278 million of outstanding borrowings under these term notes.

Premium Yield Facility 2014-A, LLC. During October 2014, the Company closed a securitization facility, Premium Yield Facility 2014-A, LLC, in the initial principal amount of $204 million, utilizing previously non-securitized vacation ownership contract receivables. The advance rate for this transaction was 58%. These borrowings bear interest at a coupon rate of 3.00% and are secured by vacation ownership contract receivables. As of December 31, 2014, the Company has $186 million of outstanding borrowings under this facility.

Sierra Timeshare 2014-3 Receivables Funding, LLC. During November 2014, the Company closed a series of term notes payable, Sierra Timeshare 2014-3 Receivables Funding LLC, with an initial principal amount of $325 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.41%. The advance rate for this transaction was 88.5%. As of December 31, 2014, the Company had $302 million of outstanding borrowings under these term notes.

As of December 31, 2014, the Company had $922 million of outstanding borrowings under term notes entered into prior to December 31, 2013.

The Company’s securitized term notes include fixed and floating rate term notes for which the weighted average interest rate was 3.7%, 4.2% and 4.9% during 2014, 2013 and 2012, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2014, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2016. The facility has a total capacity of $650 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread. The bank conduit facility had a weighted average interest rate of 3.4%, 3.9% and 3.8% during 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company’s securitized vacation ownership debt of $2,165 million is collateralized by $2,629 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 3.7%, 4.2% and 4.8% during 2014, 2013 and 2012, respectively.

Long-Term Debt
Revolving Credit Facility. During May 2013, the Company replaced its $1.0 billion revolving credit facility with a $1.5 billion five-year revolving credit facility that expires on July 15, 2018. This facility is subject to a fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points on outstanding borrowings. The facility fee and interest rate are dependent on the Company’s credit ratings. The available capacity of the facility also supports the Company’s commercial paper programs.

Commercial Paper. The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. The maturities of U.S. and European commercial paper notes will vary, but may not exceed 366 days and 364 days, respectively, from the date of issue. As of December 31, 2014, the Company had outstanding borrowings of $189 million at a weighted average rate of 0.89%, all of which was under its U.S. commercial paper program. As of December 31, 2013, the Company had $210 million of outstanding borrowings at a weighted average interest rate of 0.74% under its commercial paper programs. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. While outstanding commercial paper borrowings generally have short-term maturities, the Company classifies the outstanding borrowings as long-term debt based on its intent and ability to refinance the outstanding borrowings on a long-term basis with its revolving credit facility.

As of December 31, 2014, the Company had $2,423 million of outstanding senior unsecured notes issued prior to December 31, 2013. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption dates. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Vacation Rental Capital Leases. The Company leases vacation homes located in European holiday parks as part of its vacation exchange and rentals business. The majority of these leases are recorded as capital lease obligations with corresponding assets classified within property and equipment, net on the Consolidated Balance Sheets. Such capital lease obligations had a weighted average interest rate of 4.5% during each of 2014, 2013 and 2012.

Capital Lease. During the first quarter of 2013, the Company extended the lease on its Corporate headquarters. As a result of this extension, the Company classified the lease as a capital lease and recorded a capital lease obligation of $85 million with a corresponding capital lease asset which was recorded net of deferred rent. Such transaction was non-cash and as such, is excluded from both investing and financing activities within the Company’s Consolidated Statement of Cash Flows. Such capital lease had an interest rate of 4.5% during both 2014 and 2013.

Other. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45 through an SPE. The SPE financed the purchase with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest are payable semi-annually, commencing on July 24, 2013. In addition, $9 million of mandatorily redeemable equity of the SPE was classified as long-term debt. As of December 31, 2014, $71 million of the four-year mortgage note and $6 million of mandatorily redeemable equity were outstanding. As of December 31, 2013, $99 million of the four-year mortgage note and $8 million of mandatorily redeemable equity were outstanding. See Note 14 - Variable Interest Entities for more detailed information.

Fair Value Hedges. The Company has pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of December 31, 2014, the variable interest rates on the notional portion of the 3.90% and 4.25% senior unsecured notes were 2.38% and 2.29%, respectively. The aggregate fair value of these interest rate swap agreements resulted in $18 million of assets and $12 million of liabilities as of December 31, 2014 and 2013, respectively. Such assets and liabilities are included in other non-current assets and in other non-current liabilities, respectively, on the Consolidated Balance Sheets.

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

Interest Expense
The Company incurred non-securitized interest expense of $113 million during 2014. Such amount consisted primarily of interest on long-term debt, partially offset by $6 million of capitalized interest and $2 million of gains resulting from the ineffectiveness of the fair value hedges. Such amounts are included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $119 million.

The Company incurred non-securitized interest expense of $131 million during 2013. Such amount consisted primarily of interest on long-term debt, partially offset by $5 million of capitalized interest and is recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $127 million.

The Company incurred non-securitized interest expense of $132 million during 2012. Such amount consisted primarily of interest on long-term debt, partially offset by $5 million of capitalized interest and is recorded within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $120 million.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $71 million, $78 million and $90 million during 2014, 2013 and 2012, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $53 million, $61 million and $73 million during 2014, 2013 and 2012, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2014	December 31, 2013
Securitized contract receivables, gross (a)	$2,512	$2,204
Securitized restricted cash (b)	96	92
Interest receivables on securitized contract receivables (c)	20	17
Other assets (d)	1	1
Total SPE assets (e)	2,629	2,314
Securitized term notes (f)	1,962	1,648
Securitized conduit facilities (f)	203	262
Other liabilities (g)	1	2
Total SPE liabilities	2,166	1,912
SPE assets in excess of SPE liabilities	$463	$402

(a)
Included in current ($256 million and $222 million as of December 31, 2014 and 2013, respectively) and non-current ($2,256 million and $1,982 million as of December 31, 2014 and 2013, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($75 million and $64 million as of December 31, 2014 and 2013, respectively) and other non-current assets ($21 million and $28 million as of December 31, 2014 and 2013, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $30 million and $28 million as of December 31, 2014 and 2013, respectively, related to securitized debt.

(f)
Included in current ($214 million and $184 million as of December 31, 2014 and 2013, respectively) and long-term ($1,951 million and $1,726 million as of December 31, 2014 and 2013, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt ($1 million and $2 million as of December 31, 2014 and 2013, respectively) which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $760 million and $1,115 million as of December 31, 2014 and 2013, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2014	December 31, 2013
SPE assets in excess of SPE liabilities	$463	$402
Non-securitized contract receivables	760	1,115
Less: Allowance for loan losses	581	566
Total, net	$642	$951

Midtown 45, NYC Property
During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45 through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a $115 million four-year mortgage note and $9 million of mandatorily redeemable equity provided by related parties of such partner. At the time of the agreement, the Company committed to purchase such VOI inventory from the SPE over a four-year period in the amount of $146 million, of which $124 million will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore, the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

	December 31, 2014	December 31, 2013
Cash	$—	$4
Property and equipment, net	64	111
Total SPE assets	64	115
Accrued expenses and other current liabilities	1	2
Long-term debt (*)	77	107
Total SPE liabilities	78	109
SPE (deficit)/equity	$(14)	$6

(*)
As of December 31, 2014, included $71 million for a four-year mortgage note and $6 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2013, included $99 million for a four-year mortgage note and $8 million of mandatorily redeemable equity, of which $30 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2014, the SPE conveyed $51 million of property and equipment to the Company, of which $24 million was subsequently transferred to VOI inventory.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value on a recurring basis:

	As of			As of
	December 31, 2014			December 31, 2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets
Derivatives: (a)
Interest rate contracts	$18	$18	$—	$5	$5	$—
Foreign exchange contracts	1	1	—	2	2	—
Securities available-for-sale (b)	—	—	—	6	—	6
Total assets	$19	$19	$—	$13	$7	$6
Liabilities
Derivatives: (c)
Interest rate contracts (d)	$4	$4	$—	$13	$13	$—
Foreign exchange contracts	3	3	—	2	2	—
Total liabilities	$7	$7	$—	$15	$15	$—

(a)
Included in other current assets ($1 million and $6 million as of December 31, 2014 and 2013, respectively) and other non-current assets ($18 million and $1 million as of December 31, 2014 and 2013, respectively) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(b)	Included in other non-current assets on the Consolidated Balance Sheets.

(c)
Included in accrued expenses and other current liabilities ($7 million and $2 million as of December 31, 2014 and 2013, respectively) and other non-current liabilities ($13 million as of December 31, 2013) on the Consolidated Balance Sheets; carrying value is equal to estimated fair value.

(d)	The $4 million liability as of December 31, 2014, represents interest rate swap locks for an anticipated 2015 transaction.

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

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,691	$3,284	$2,753	$3,326
Debt
Total debt	5,053	5,140	4,841	4,928
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

The Company uses the following derivative instruments to mitigate its foreign currency exchange rate and interest rate risks:

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCI to earnings over the next 12 months is not material.

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

The following table summarizes information regarding the gains/(losses) recognized in AOCI for the years ended December 31:

	2014	2013	2012
Designated hedging instruments
Interest rate contracts	$(4)	$2	$6
Foreign exchange contracts	2	(2)	1
Total	$(2)	$—	$7

The following table summarizes information regarding the gains/(losses) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2014	2013	2012
Non-designated hedging instruments
Foreign exchange contracts (a)	$(21)	$10	$3
Interest rate contracts (b)	—	(1)	(2)
Call Options	—	—	9
Bifurcated Conversion Feature	—	—	(9)
Total	$(21)	$9	$1

(a)	Included within operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

(b)	Included within consumer financing interest expense on the Consolidated Statements of Income.

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

As of December 31, 2014, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 19% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, California and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2014, approximately 14%, 11% and 11% of the Company’s VOI sales revenues were generated in sales offices located in Florida, California and Nevada, respectively.

Included within the Consolidated Statements of Income is approximately 14%, 10% and 11% of net revenues generated from transactions in the state of Florida during 2014, 2013 and 2012, respectively, and 12% of net revenues generated from transactions in the state of California in 2014.

17.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2014 are as follows:

Noncancelable Operating Leases
2015	$94
2016	66
2017	55
2018	48
2019	41
Thereafter	200
$504
During 2014, 2013 and 2012, the Company incurred total rental expense of $83 million, $80 million and $80 million, respectively.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2014 aggregated $361 million. Approximately $71 million and $65 million of the commitments relate to information technology and the development of vacation ownership properties, respectively.

Letters of Credit
As of December 31, 2014, the Company had $69 million of irrevocable standby letters of credit outstanding, of which $2 million were under its revolving credit facility. As of December 31, 2013, the Company had $55 million of irrevocable standby letters of credit outstanding, of which $9 million were under its revolving credit facility. Such letters of credit issued during 2014 and 2013 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at the Company’s vacation ownership business.

Surety Bonds
Some of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 13 surety providers in the amount of $1.3 billion, of which the Company had $406 million outstanding as of December 31, 2014. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

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

On June 26, 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC (“WHG”), Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc. (“WHM”), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company’s results of operations, financial position or cash flows. On March 26, 2013, the Company’s, WHG’s, WHR’s and WHM’s motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR’s motion to dismiss the lawsuit was denied on April 7, 2014. The Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The motion to dismiss filed by the Company, WHG and WHM was denied on June 23, 2014. On July 29, 2014, the Third Circuit Court of Appeals granted WHR’s request to file an interlocutory appeal of the District Court’s denial of its motion to dismiss. WHR filed its brief in support of its interlocutory appeal on October 6, 2014. The FTC filed its opposition brief on November 5, 2014, and WHR filed its reply brief on December 8, 2014. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $24 million and $22 million as of December 31, 2014 and 2013, respectively. Such reserves are exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2014, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $22 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

Other Guarantees/Indemnifications
Lodging
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of December 31, 2014, the maximum potential amount of future payments that may be made under these guarantees was $136 million with a combined annual cap of $39 million. The Company had an additional guarantee of $30 million with a $3 million cap for 2014 with no annual cap thereafter.

In connection with such performance guarantees, as of December 31, 2014, the Company maintained a liability of $32 million, of which $31 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2014, the Company also had a corresponding $39 million asset related to these guarantees, of which $35 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2013, the Company maintained a liability of $45 million, of which $37 million was included in other non-current liabilities and $8 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2013, the Company also had a corresponding $43 million asset related to the guarantees, of which $39 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $4 million and $3 million for the years ended December 31, 2014 and 2013, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $26 million and $24 million which was included in other non-current assets on the Company’s Consolidated Balance Sheets for the years ended December 31, 2014 and 2013, respectively. Such receivables were the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis). The maximum potential future payments that the Company could be required to make under these guarantees were approximately $328 million as of December 31, 2014. The Company would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2014, 2013 and 2012, the Company made payments related to these guarantees of $17 million, $18 million and $18 million, respectively. As of December 31, 2014 and 2013, the Company maintained a liability in connection with these guarantees of $25 million and $30 million, respectively, on its Consolidated Balance Sheets.
The Company guarantees its vacation ownership subsidiary’s obligation to repurchase completed property in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company could be required to make under these commitments was $262 million as of December 31, 2014.

The Company entered into a management agreement that provides a guarantee of a certain level of profitability based upon various metrics. As of December 31, 2014, the maximum potential amount of future payments that may be made under this guarantee was $10 million with an annual cap of $1 million.

As part of WAAM Fee-for-Service, the Company may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that the Company could be required to make under these guarantees were approximately $49 million as of December 31, 2014. As of both December 31, 2014 and 2013, the Company had no recognized liabilities in connection with these guarantees.

18.	Accumulated Other Comprehensive Income
The components of AOCI are as follows:

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2011	$108	$(16)	$(4)	$88
Period change	29	7	(4)	32
Balance as of December 31, 2012	137	(9)	(8)	120
Period change	(26)	1	4	(21)
Balance as of December 31, 2013	111	(8)	(4)	99
Period change	(124)	—	(8)	(132)
Balance as of December 31, 2014	$(13)	$(8)	$(12)	$(33)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2011	$33	$6	$1	$40
Period change	(8)	(2)	1	(9)
Balance as of December 31, 2012	25	4	2	31
Period change	(7)	—	(1)	(8)
Balance as of December 31, 2013	18	4	1	23
Period change	32	—	2	34
Balance as of December 31, 2014	$50	$4	$3	$57

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2011	$141	$(10)	$(3)	$128
Period change	21	5	(3)	23
Balance as of December 31, 2012	162	(5)	(6)	151
Period change	(33)	1	3	(29)
Balance as of December 31, 2013	129	(4)	(3)	122
Period change	(92)	—	(6)	(98)
Balance as of December 31, 2014	$37	$(4)	$(9)	$24
Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2014, 16.7 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the year ended December 31, 2014 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2013	2.6		$43.11	0.8		$43.36	1.1		$21.43
Granted (a)	0.7		73.07	0.2		72.97	0.1		72.97
Vested/exercised	(1.2)		36.76	(0.3)		30.61	(0.5)		3.69
Canceled	(0.1)		53.09	—		—	—		—
Balance as of December 31, 2014	2.0	(b)(c)	57.13	0.7	(d)	57.99	0.7	(b)(e)	40.09

(a)	Primarily represents awards granted by the Company on February 27, 2014.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $83 million as of December 31, 2014, which is expected to be recognized over a weighted average period of 2.5 years.

(c)	Approximately 1.9 million RSUs outstanding as of December 31, 2014 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $20 million as of December 31, 2014.

(e)
Approximately 0.5 million SSARs are exercisable as of December 31, 2014. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2014 had an intrinsic value of $33 million and have a weighted average remaining contractual life of 2.6 years.

During 2014, 2013 and 2012, the Company granted incentive equity awards totaling $54 million, $54 million and $51 million, respectively, to the Company’s key employees and senior officers in the form of RSUs and SSARs. The 2014, 2013 and 2012 awards will vest ratably over a period of four years. In addition, during 2014, 2013 and 2012, the Company approved grants of incentive equity awards totaling $14 million, $14 million and $12 million respectively, to key employees and senior officers of the Company in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The fair value of SSARs granted by the Company during 2014, 2013 and 2012 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	SSARs Issued on
	2/27/2014	2/28/2013	3/1/2012
Grant date fair value	$20.36	$19.93	$15.34
Grant date strike price	$72.97	$60.24	$44.57
Expected volatility	35.86%	44.56%	43.34%
Expected life	5.1 years	5 years	6 years
Risk free interest rate	1.54%	0.80%	1.21%
Projected dividend yield	1.92%	1.93%	2.06%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $57 million, $53 million and $41 million during 2014, 2013 and 2012, respectively, related to the incentive equity awards granted to employees by the Company. The Company recognized a net tax benefit of $23 million, $21 million and $16 million during 2014, 2013 and 2012, respectively, for stock-based compensation arrangements on the Consolidated Statements of Income. During 2014, 2013 and 2012, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $34 million, $15 million and $33 million, respectively, due to the vesting of RSUs, PSUs and SSARs. As of December 31, 2014, the Company’s APIC Pool balance was $112 million.

The Company paid $64 million, $31 million and $55 million of taxes for the net share settlement of incentive equity awards during 2014, 2013 and 2012, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

20.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham sponsors a domestic defined contribution savings plan and a domestic deferred compensation plan that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $31 million, $28 million and $27 million during 2014, 2013 and 2012, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $21 million, $22 million and $19 million during 2014, 2013 and 2012, respectively.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2014 and 2013, the Company’s net pension liability of $19 million and $15 million, respectively, is reported as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2014, the Company recorded $2 million and $13 million, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss, respectively. As of December 31, 2013, the Company recorded $2 million and $7 million within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. During 2014, 2013 and 2012, the Company recorded pension expense of $3 million, $4 million and $3 million, respectively.

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

YEAR ENDED OR AS OF DECEMBER 31, 2014

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (c)	Total
Net revenues (a) (b)	$1,101	$1,604	$2,638	$(62)	$5,281
EBITDA	327	335	660	(141)	1,181
Depreciation and amortization	61	96	47	29	233
Segment assets	1,835	2,703	4,856	285	9,679
Capital expenditures	55	74	85	21	235

YEAR ENDED OR AS OF DECEMBER 31, 2013

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (c)	Total
Net revenues (a) (b)	$1,027	$1,526	$2,515	$(59)	$5,009
EBITDA	279	356	619	(122)	1,132
Depreciation and amortization	54	87	47	28	216
Segment assets	1,843	2,878	4,812	208	9,741
Capital expenditures	51	81	66	40	238

YEAR ENDED OR AS OF DECEMBER 31, 2012

	Lodging	Vacation Exchange and Rentals	Vacation Ownership	Corporate and Other (c)	Total
Net revenues (a)	$890	$1,422	$2,269	$(47)	$4,534
EBITDA	272	328	549	(104)	1,045
Depreciation and amortization	47	80	38	20	185
Segment assets	1,757	2,703	4,853	150	9,463
Capital expenditures	40	77	69	22	208

(a)
Includes $41 million, $39 million and $34 million of intersegment trademark fees within the Company’s Lodging segment during 2014, 2013 and 2012, respectively, which are eliminated in Corporate and Other. Such fees are offset in expenses primarily at the Company’s Vacation Ownership segment

(b)
Includes $7 million and $6 million of hotel management reimbursable revenues which were charged to the Company’s Vacation Ownership segment during 2014 and 2013, respectively, and are eliminated in Corporate and Other.

(c)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to net income attributable to Wyndham shareholders.

	Year Ended December 31,
	2014	2013	2012
EBITDA	$1,181	$1,132	$1,045
Depreciation and amortization	233	216	185
Interest expense	113	131	132
Early extinguishment of debt	—	111	108
Interest income	(10)	(9)	(8)
Income before income taxes	845	683	628
Provision for income taxes	316	250	229
Net income	529	433	399
Net (income)/loss attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$529	$432	$400

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	United Kingdom	Netherlands	All Other Countries	Total
Year Ended or As of December 31, 2014
Net revenues	$3,892	$298	$276	$815	$5,281
Net long-lived assets	3,011	433	317	404	4,165
Year Ended or As of December 31, 2013
Net revenues	$3,765	$266	$250	$728	$5,009
Net long-lived assets	3,066	459	372	400	4,297
Year Ended or As of December 31, 2012
Net revenues	$3,340	$258	$255	$681	$4,534
Net long-lived assets	2,873	435	351	388	4,047

22.	Restructuring and Impairments
2014 Restructuring Plans
During 2014, the Company committed to restructuring initiatives at its vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. In connection with these initiatives, the Company recorded $6 million of personnel-related costs, a $5 million non-cash charge to write-off information technology assets and $1 million of costs related to contract terminations. As of December 31, 2014, the Company had a liability of $7 million, which is expected to be paid in cash primarily by the end of 2015.

2013 Restructuring Plan
During 2013, the Company committed to an organizational realignment initiative at its lodging business, primarily focused on optimizing its marketing structure. In connection with this initiative, the Company recorded $8 million of personnel-related costs and $1 million of costs related to contract terminations, of which $2 million was paid in cash and $1 million was non-cash. During 2014, the Company reduced its liability with $5 million of cash payments and reversed $1 million of previously recorded contract termination costs.

2012 Restructuring Plans
During 2012, the Company committed to an organizational realignment initiative at its vacation exchange and rentals business, primarily focused on consolidating existing processes and optimizing its structure. Also during 2012, the Company implemented an organizational realignment initiative at its vacation ownership business, targeting the elimination of business function redundancies resulting from the Shell acquisition. During 2012, the Company incurred costs of $7 million and reduced its liability with cash payments of $1 million. During 2013, the Company (i) reduced its liability with $5 million of cash payments, (ii) recorded $2 million of additional facility-related expenses, (iii) increased its liability with $1 million of a non-cash adjustment associated with a facility closure and (iv) reversed $1 million of previously recorded personnel costs. During 2014, the Company reduced its liability with cash payments of $1 million. As of December 31, 2014, the Company had a liability of $2 million, which is expected to be paid in cash by January 2017. From the commencement of the 2012 restructuring plans through December 31, 2014, the Company has incurred a total of $8 million of expenses in connection with such plans.
As of December 31, 2014, the Company had a remaining liability of $2 million related to its 2010 restructuring plan, all of which is facility-related.

The table below includes activity for prior restructuring plans that are immaterial to the Company. The activity related to costs associated with the restructuring plans is summarized by category as follows:

	Liability as of December 31, 2011	Costs Recognized		Cash Payments	Other		Liability as of December 31, 2012
Personnel-Related	$1	$7	(a)	$(2)	$—		$6
Facility-Related	9	—		(4)	—		5
	$10	$7		$(6)	$—		$11

	Liability as of December 31, 2012	Costs Recognized		Cash Payments	Other		Liability as of December 31, 2013
Personnel-Related	$6	$8	(b)	$(6)	$(2)	(e)	$6
Facility-Related	5	2		(4)	1	(f)	4
Contract Terminations	—	1		—	—		1
	$11	$11		$(10)	$(1)		$11

	Liability as of December 31, 2013	Costs Recognized		Cash Payments	Other		Liability as of December 31, 2014
Personnel-Related	$6	$6	(c)	$(6)	$—		$6
Facility-Related	4	—		—	—		4
Contract Terminations	1	1		—	(1)	(g)	1
Asset Impairment	—	5	(d)	—	(5)	(d)	—
	$11	$12		$(6)	$(6)		$11

(a)	Represents severance costs of $5 million and $2 million at the Company’s vacation exchange and rentals and vacation ownership businesses, respectively, resulting from a reduction of 380 employees.

(b)	Represents severance costs incurred at the Company’s lodging business resulting from a reduction of 105 employees.

(c)	Represents severance costs of $4 million and $2 million at the Company’s vacation exchange and rentals and lodging businesses, respectively, resulting from a reduction of 122 employees.

(d)	Represents the non-cash write-off of assets related to an information technology project at the Company’s vacation exchange and rentals business.

(e)	Includes $1 million of a reversal of previously recorded expenses at the Company’s vacation exchange and rentals business and $1 million of a non-cash settlement at the Company’s lodging business.

(f)	Represents a non-cash adjustment to the liability at the Company’s vacation ownership business.

(g)	Represents a reversal of previously recorded expenses at the Company’s lodging business.

Loss on Sale

During 2014, the Company sold its U.K.-based camping business at its vacation exchange and rentals business resulting in a $20 million loss. As a result of this transaction, the Company received $1 million of cash, net, reduced its net assets by $11 million, wrote-off $6 million of foreign currency translation adjustments and recorded a $4 million indemnification liability. Such loss is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

Impairments

During 2014, the Company recorded a $7 million non-cash impairment charge related to the write-down of an equity investment at its vacation exchange and rentals business which was the result of a reduction in the fair value of the entity in which the Company has a minority ownership position. In addition, the Company recorded an $8 million non-cash impairment charge at its lodging business related to the write-down of an investment in a joint venture, which was the result of the joint venture’s recurring losses and negative operating cash flows. Such amounts are recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

During 2013, the Company recorded $8 million of non-cash impairment charges at its lodging business primarily related to a partial write-down of its Hawthorn trademark due to lower than anticipated growth in the brand. Such amount is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

During 2012, the Company recorded an $8 million non-cash impairment charge at its vacation exchange and rentals business resulting from the decision to rebrand the ResortQuest and Steamboat Resorts trade names to the Wyndham Vacation Rentals brand. Such amount is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

23.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $38 million and $39 million as of December 31, 2014 and 2013, respectively. These amounts were comprised of Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to deferred compensation arrangements related to current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of December 31, 2014, the letter of credit was $53 million.

As of December 31, 2014, the $38 million of Separation related liabilities is comprised of $34 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of December 31, 2014, $26 million is recorded in accrued expenses and other current liabilities and $12 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both December 31, 2014 and 2013, which is recorded in other current assets on the Consolidated Balance Sheets.

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

24.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2014 and 2013.

	2014
	First	Second	Third	Fourth
Net revenues
Lodging	$237	$283	$315	$267
Vacation Exchange and Rentals	379	402	512	311
Vacation Ownership	593	673	704	668
Corporate and Other (*)	(16)	(15)	(17)	(15)
	$1,193	$1,343	$1,514	$1,231
EBITDA
Lodging	$64	$87	$100	$77
Vacation Exchange and Rentals	85	89	159	2
Vacation Ownership	115	185	188	172
Corporate and Other (*)	(34)	(35)	(36)	(36)
	230	326	411	215
Less: Depreciation and amortization	56	59	60	58
Interest expense	27	29	28	29
Interest income	(2)	(3)	(2)	(4)
Income before income taxes	149	241	325	132
Provision for income taxes	59	88	119	51
Net income attributable to Wyndham shareholders	$90	$153	$206	$81
Per share information
Basic	$0.70	$1.21	$1.65	$0.66
Diluted	0.69	1.20	1.64	0.65
Weighted average diluted shares outstanding	130	128	126	124

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2014 due to rounding.
(*)    Includes the elimination of transactions between segments.

	2013
	First	Second	Third	Fourth
Net revenues
Lodging	$222	$262	$297	$245
Vacation Exchange and Rentals	374	376	470	305
Vacation Ownership	549	630	677	658
Corporate and Other (*)	(12)	(15)	(17)	(13)
	$1,133	$1,253	$1,427	$1,195
EBITDA
Lodging	$58	$78	$95	$47
Vacation Exchange and Rentals	94	85	141	36
Vacation Ownership	111	161	176	172
Corporate and Other (*)	(29)	(27)	(33)	(33)
	234	297	379	222
Less: Depreciation and amortization	52	54	54	56
Interest expense	32	34	31	34
Early extinguishment of debt	111	—	—	—
Interest income	(2)	(2)	(2)	(2)
Income before income taxes	41	211	296	134
Provision for income taxes	14	78	109	48
Net income attributable to Wyndham shareholders	$27	$133	$187	$86
Per share information
Basic	$0.19	$0.99	$1.42	$0.66
Diluted	0.19	0.98	1.40	0.65
Weighted average diluted shares outstanding	138	136	133	131

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2013 due to rounding.
(*)    Includes the elimination of transactions between segments.

25.	Subsequent Event
On January 30, 2015, the Company acquired Dolce Hotels and Resorts, a provider and manager of group accommodations with a portfolio of 24 properties and over 5,500 guestrooms across seven countries in Europe and North America, for $57 million in cash. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within the Company’s lodging business.

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

4.10
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 7, 2012)

4.11	Form of 2.95% Senior Notes due 2017 (included within Exhibits 4.10 and 4.13)

4.12	Form of 4.25% Senior Notes due 2022 (included within Exhibits 4.10 and 4.13)

4.13
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 15, 2012)

4.14
Eighth Supplemental Indenture, dated February 22, 2013, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 and 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 22, 2013)

4.15	Form of 2.50% Senior Notes due 2018 (included within Exhibit 4.14)

4.16	Form of 3.90% Senior Notes due 2023 (included within Exhibit 4.14)

10.1
Credit Agreement, dated as of May 22, 2013, among Wyndham Worldwide Corporation, the lenders party to the agreement from time to time, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, The Bank of Nova Scotia, Deutsche Bank Securities Inc., The Royal Bank of Scotland PLC, Credit Suisse AG, Cayman Islands Branch, Compass Bank, U.S. Bank National Association and SunTrust Bank, as Co-Documentation Agents, Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Goldman Sachs Bank USA, as Managing Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 24, 2013)

10.2
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010)

10.3
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2011)

10.4
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2012)

10.5
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 23, 2013)

10.6
Fifth Amendment, dated as of August 28, 2014, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2014)

10.7	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.8	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.9	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010)

10.10	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 15, 2013)

10.11	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 24, 2013)

10.12	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.13	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.14	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010)

10.15	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 29, 2011)

10.16	Amendment No. 4 to Employment Agreement with Geoffrey A. Ballotti, dated March 28, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 24, 2014)

10.17*	Employment Agreement with Gail Mandel, dated as of November 13, 2014
10.18	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed February 19, 2010)

10.19	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated March 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 29, 2011)

10.20	Amendment No. 2 to Employment Agreement with Franz S. Hanning, dated March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A (Amendment No. 1) filed April 29, 2013)

10.21	Amendment No. 3 to Employment Agreement with Franz S. Hanning, dated February 28, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 24, 2014)

10.22	Amendment No. 4 to Employment Agreement with Franz S. Hanning, dated May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 24, 2014)

10.23	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.24	Amendment No. 1 to Employment Agreement with Thomas G. Conforti, dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 25, 2012)

10.25	Employment Letter Agreement with Thomas Anderson, dated March 24, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed February 27, 2009)

10.26	Addendum No. 1 to Employment Letter Agreement with Thomas F. Anderson, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed February 27, 2009)

10.27*	Addendum No. 2 to Employment Letter Agreement with Thomas F. Anderson, dated March 23, 2009

10.28*	Addendum No. 3 to Employment Letter Agreement with Thomas F. Anderson, dated December 16, 2009

10.29*	Addendum No. 4 to Employment Letter Agreement with Thomas F. Anderson, dated November 8, 2012

10.30	Employment Agreement with Eric A. Danziger, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 19, 2010)

10.31	Letter Agreement with Eric A. Danziger, dated December 1, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed February 19, 2010)

10.32	Amendment No. 1 to Employment Agreement with Eric A. Danziger, dated December 16, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed February 19, 2010)

10.33	Amendment No. 2 to Employment Agreement with Eric A. Danziger, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 29, 2011)

10.34	Amendment No. 3 to Employment Agreement with Eric A. Danziger, dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q/A (Amendment No. 1) filed April 29, 2013)

10.35	Termination and Release Agreement with Eric A. Danziger, dated February 28, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 24, 2014)

10.36	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of May 12, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2009)

10.37
Amendment to the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014)

10.38	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 17, 2012)

10.39	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012)

10.40	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.41
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.42	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.43	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.44
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.45	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.46
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.47
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.48
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.49
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.50
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.51
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

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