Form 10-Q
period 2015-03-31
WYNDHAM WORLDWIDE CORP
filed 2015-04-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
120,045,342 shares of common stock outstanding as of March 31, 2015.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of March 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 28, 2015

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenues
Service and membership fees	$599	$590
Vacation ownership interest sales	336	303
Franchise fees	147	127
Consumer financing	104	105
Other	76	68
Net revenues	1,262	1,193
Expenses
Operating	564	534
Cost of vacation ownership interests	33	39
Consumer financing interest	18	17
Marketing and reservation	195	181
General and administrative	181	195
Restructuring	(1)	—
Depreciation and amortization	56	56
Total expenses	1,046	1,022
Operating income	216	171
Other income, net	(5)	(3)
Interest expense	26	27
Interest income	(3)	(2)
Income before income taxes	198	149
Provision for income taxes	76	59
Net income	$122	$90
Earnings per share
Basic	$1.01	$0.70
Diluted	1.00	0.69

Cash dividends declared per share	$0.42	$0.35

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$122	$90
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(80)	12
Unrealized losses on cash flow hedges	(4)	—
Other comprehensive (loss)/income, net of tax	(84)	12
Comprehensive income	$38	$102

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$180	$183
Trade receivables, net	718	516
Vacation ownership contract receivables, net	280	285
Inventory	292	302
Prepaid expenses	175	147
Deferred income taxes	115	114
Other current assets	347	320
Total current assets	2,107	1,867
Long-term vacation ownership contract receivables, net	2,362	2,406
Non-current inventory	893	860
Property and equipment, net	1,443	1,500
Goodwill	1,553	1,551
Trademarks, net	726	717
Franchise agreements and other intangibles, net	413	397
Other non-current assets	401	381
Total assets	$9,898	$9,679
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$217	$214
Current portion of long-term debt	53	47
Accounts payable	576	385
Deferred income	544	464
Accrued expenses and other current liabilities	696	749
Total current liabilities	2,086	1,859
Long-term securitized vacation ownership debt	1,971	1,951
Long-term debt	2,971	2,841
Deferred income taxes	1,223	1,202
Deferred income	195	199
Other non-current liabilities	368	370
Total liabilities	8,814	8,422
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 217,523,623 shares in 2015 and 216,862,509 shares in 2014	2	2
Treasury stock, at cost – 97,516,481 shares in 2015 and 95,806,076 shares in 2014	(3,993)	(3,843)
Additional paid-in capital	3,881	3,889
Retained earnings	1,252	1,183
Accumulated other comprehensive (loss)/income	(60)	24
Total stockholders’ equity	1,082	1,255
Noncontrolling interest	2	2
Total equity	1,084	1,257
Total liabilities and equity	$9,898	$9,679

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income	$122	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	56
Provision for loan losses	46	60
Deferred income taxes	27	29
Stock-based compensation	15	16
Excess tax benefits from stock-based compensation	(17)	(19)
Non-cash interest	6	6
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(224)	(228)
Vacation ownership contract receivables	(14)	(6)
Inventory	(1)	22
Prepaid expenses	(31)	(4)
Other current assets	(1)	(36)
Accounts payable, accrued expenses and other current liabilities	190	184
Deferred income	91	137
Other, net	(12)	8
Net cash provided by operating activities	253	315
Investing Activities
Property and equipment additions	(56)	(46)
Net assets acquired, net of cash acquired	(60)	(14)
Development advances	(3)	(1)
Equity investments and loans	(8)	—
Proceeds from asset sales	4	4
Increase in securitization restricted cash	(19)	(19)
Increase in escrow deposit restricted cash	(10)	(12)
Other, net	3	—
Net cash used in investing activities	(149)	(88)
Financing Activities
Proceeds from securitized borrowings	514	653
Principal payments on securitized borrowings	(491)	(584)
Proceeds from long-term debt	31	25
Principal payments on long-term debt	(60)	(55)
Proceeds from/(repayments of) commercial paper, net	158	(27)
Dividends to shareholders	(54)	(48)
Repurchase of common stock	(154)	(152)
Excess tax benefits from stock-based compensation	17	19
Debt issuance costs	(9)	(6)
Net share settlement of incentive equity awards	(41)	(44)
Other, net	(2)	—
Net cash used in financing activities	(91)	(219)
Effect of changes in exchange rates on cash and cash equivalents	(16)	1
Net (decrease)/increase in cash and cash equivalents	(3)	9
Cash and cash equivalents, beginning of period	183	194
Cash and cash equivalents, end of period	$180	$203

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	122	—	—	122
Other comprehensive loss	—	—	—	—	—	(84)	—	(84)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(41)	—	—	—	(41)
Change in deferred compensation	—	—	—	15	—	—	—	15
Repurchase of common stock	(2)	—	(150)	—	—	—	—	(150)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(53)	—	—	(53)
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2015	120	$2	$(3,993)	$3,881	$1,252	$(60)	$2	$1,084

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	90	—	—	90
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	16	—	—	—	16
Repurchase of common stock	(2)	—	(150)	—	—	—	—	(150)
Change in excess tax benefit on equity awards	—	—	—	19	—	—	—	19
Dividends	—	—	—	—	(45)	—	—	(45)
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2014	127	$2	$(3,341)	$3,850	$877	$134	$2	$1,524

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2014 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 13, 2015.

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

Recently Issued Accounting Pronouncements
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance on January 1, 2015. There was no impact on the Consolidated Financial Statements resulting from the adoption.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB has decided to propose a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and enhances the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2015, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net income	$122	$90
Basic weighted average shares outstanding	121	128
SSARs, RSUs and PSUs (a) (b) (c)	1	2
Weighted average diluted shares outstanding	122	130
Earnings per share:
Basic	$1.01	$0.70
Diluted	1.00	0.69
Dividends:
Aggregate dividends paid to shareholders	$54	$48

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 0.6 million and 0.7 million performance vested restricted stock units (“PSUs”) for the three months ended March 31, 2015 and 2014, respectively, as the Company has not met the required performance metrics.

(c)	Excludes 11,500 and 11,000 stock-settled stock appreciation rights (“SSARs”) for the three months ended March 31, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive to EPS.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2014	71.3	$3,062	$42.94
For the three months ended March 31, 2015	1.7	150	87.72
As of March 31, 2015	73.0	$3,212	43.99

The Company had $866 million of remaining availability under its program as of March 31, 2015. The total capacity of the program was increased by proceeds received from stock option exercises.

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

Dolce Hotels and Resorts. During January 2015, the Company completed the acquisition of Dolce Hotels and Resorts (“Dolce”) a manager of properties focused on group accommodations. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within the Company’s lodging business. The net consideration of $57 million was comprised of $52 million, net of cash acquired, for the equity of Dolce and $5 million related to debt repaid at closing. The preliminary purchase price allocation resulted in the recognition of $32 million of goodwill, none of which is expected to be deductible for tax purposes, $28 million of definite-lived intangible assets with a weighted average life of 15 years, and $14 million of trademarks. In addition, the fair value of assets acquired and liabilities assumed resulted in $8 million of other assets and $25 million of liabilities, all of which were assigned to the Company’s Lodging segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During March 2015, the Company also completed a business acquisition for $2 million. The preliminary purchase price allocation resulted in the recognition of $2 million of definite-lived intangible assets with a weighted average life of 6 years, all of which was allocated to the Company’s Vacation Exchange and Rentals segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows. The Company also paid an additional $1 million related to acquisitions completed in prior years.

4.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,553			$1,551
Trademarks	$723			$713
Amortized Intangible Assets:
Franchise agreements	$594	$375	$219	$594	$371	$223
Management agreements	131	36	95	105	35	70
Trademarks	7	4	3	7	3	4
Other	161	62	99	167	63	104
	$893	$477	$416	$873	$472	$401

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2014	Goodwill Acquired During 2015	Foreign Exchange	Balance as of March 31, 2015

Lodging	$300	$32	$—	$332
Vacation Exchange and Rentals	1,224	—	(30)	1,194
Vacation Ownership	27	—	—	27
Total Company	$1,551	$32	$(30)	$1,553

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2015	2014
Franchise agreements	$4	$4
Management agreements	2	2
Other	3	3
Total (*)	$9	$9

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of March 31, 2015, the Company expects related amortization expense as follows:

Amount
Remainder of 2015	$28
2016	35
2017	34
2018	33
2019	32
2020	31

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2015	December 31, 2014
Current vacation ownership contract receivables:
Securitized	$254	$256
Non-securitized	83	88
	337	344
Less: Allowance for loan losses	57	59
Current vacation ownership contract receivables, net	$280	$285
Long-term vacation ownership contract receivables:
Securitized	$2,218	$2,256
Non-securitized	652	672
	2,870	2,928
Less: Allowance for loan losses	508	522
Long-term vacation ownership contract receivables, net	$2,362	$2,406

During the three months ended March 31, 2015 and 2014, the Company’s securitized vacation ownership contract receivables generated interest income of $82 million and $70 million, respectively. Such interest income is included in consumer financing revenues on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the three months ended March 31, 2015 and 2014, the Company originated vacation ownership contract receivables of $220 million and $210 million, respectively, and received principal collections of $206 million and $204 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.6% as of both March 31, 2015 and December 31, 2014.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	46
Contract receivables write-offs, net	(62)
Allowance for loan losses as of March 31, 2015	$565

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	60
Contract receivables write-offs, net	(63)
Allowance for loan losses as of March 31, 2014	$563
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $46 million and $60 million as a reduction of net revenues during the three months ended March 31, 2015 and 2014, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,528	$1,015	$191	$118	$243	$3,095
31 - 60 days	10	19	14	4	2	49
61 - 90 days	7	12	10	2	1	32
91 - 120 days	7	10	11	2	1	31
Total	$1,552	$1,056	$226	$126	$247	$3,207

	As of December 31, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,556	$1,028	$191	$115	$261	$3,151
31 - 60 days	12	23	16	4	3	58
61 - 90 days	7	13	11	2	1	34
91 - 120 days	5	10	11	2	1	29
Total	$1,580	$1,074	$229	$123	$266	$3,272
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

6.	Inventory
Inventory consisted of:

	March 31, 2015	December 31, 2014
Land held for VOI development	$136	$136
VOI construction in process	125	226
Inventory sold subject to conditional repurchase	73	73
Completed VOI inventory	562	431
Estimated recoveries	230	235
Exchange and rentals vacation credits and other	59	61
Total inventory	1,185	1,162
Less: Current portion (*)	292	302
Non-current inventory	$893	$860

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the three months ended March 31, 2015 and 2014 the Company transferred $15 million and $12 million, respectively, from property and equipment to VOI inventory.

Inventory Sale Transactions
During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment. The Company recognized no gain or loss on these transactions. In accordance with the agreements with the third-party developer, the Company has conditional rights and a conditional obligation to repurchase the completed properties from the developer subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developer has not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligation of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as a sale.

In connection with such transactions, the Company had outstanding obligations of $81 million as of March 31, 2015, of which $12 million was included within accrued expenses and other current liabilities and $69 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2014, the Company had outstanding obligations of $81 million, of which $7 million was included within accrued expenses and other current liabilities and $74 million was included within other non-current liabilities on the Consolidated Balance Sheet (see Note 12 - Commitments and Contingencies for more detailed information).

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2015	December 31, 2014
Securitized vacation ownership debt: (a)
Term notes	$2,090	$1,962
Bank conduit facility (due August 2016)	98	203
Total securitized vacation ownership debt	2,188	2,165
Less: Current portion of securitized vacation ownership debt	217	214
Long-term securitized vacation ownership debt	$1,971	$1,951
Long-term debt: (b)
Revolving credit facility (due July 2020)	$14	$25
Commercial paper	346	189
$315 million 6.00% senior unsecured notes (due December 2016) (c)	317	317
$300 million 2.95% senior unsecured notes (due March 2017)	299	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (d)	650	648
$400 million 3.90% senior unsecured notes (due March 2023) (e)	418	410
Capital leases	161	170
Other	70	81
Total long-term debt	3,024	2,888
Less: Current portion of long-term debt	53	47
Long-term debt	$2,971	$2,841

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,609 million and $2,629 million of underlying gross vacation ownership contract receivables and related assets as of March 31, 2015 and December 31, 2014, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discounts aggregating $14 million as of both March 31, 2015 and December 31, 2014.

(c)	Includes $2 million of unamortized gains from the settlement of a derivative as of both March 31, 2015 and December 31, 2014.

(d)	Includes an increase of $4 million and $3 million in the carrying value resulting from a fair value hedge derivative as of March 31, 2015 and December 31, 2014, respectively.

(e)	Includes an increase of $21 million and $13 million in the carrying value resulting from a fair value hedge derivative as of March 31, 2015 and December 31, 2014, respectively.

Debt Issuances
Sierra Timeshare 2015-1 Receivables Funding, LLC. During March 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.54%. The advance rate for this transaction was 90%. As of March 31, 2015, the Company had $350 million of outstanding borrowings under these term notes.

Revolving Credit Facility. During March 2015, the Company replaced its $1.5 billion revolving credit facility expiring on July 15, 2018 with a $1.5 billion revolving credit facility that expires on July 15, 2020. This facility is subject to a facility fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points. The facility fee and interest rate are dependent on the Company's credit ratings. The available capacity of the facility also supports the Company's commercial paper programs.

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of March 31, 2015, the Company had outstanding borrowings of $346 million at a weighted average interest rate of 1.01%, all of which were under its U.S. commercial paper program. As of December 31, 2014, the Company had outstanding borrowings of $189 million at a weighted average interest rate of 0.89%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
The Company has fixed to variable interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of March 31, 2015, the variable interest rates on the notional portion of the 3.90% and 4.25% senior unsecured notes were 2.37% and 2.28%, respectively. The aggregate fair value of these interest rate swap agreements resulted in $28 million and $18 million of assets as of March 31, 2015 and December 31, 2014, respectively. Such assets are included in other non-current assets on the Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2015 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$217	$53	$270
Between 1 and 2 years	243	660	903
Between 2 and 3 years	296	476	772
Between 3 and 4 years	221	13	234
Between 4 and 5 years	227	53	280
Thereafter	984	1,769	2,753
	$2,188	$3,024	$5,212

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2015, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	98	14
Letters of credit	—	1
Commercial paper borrowings	—	346	(b)
Available Capacity	$552	$1,139

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Interest Expense
During the three months ended March 31, 2015, the Company incurred non-securitized interest expense of $26 million, which primarily consisted of $29 million of interest on long-term debt, partially offset by $2 million of capitalized interest and $1 million of gains resulting from the ineffectiveness of the fair value hedges. Such amount is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $43 million during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company incurred non-securitized interest expense of $27 million, which primarily consisted of $28 million of interest on long-term debt, partially offset by $1 million of capitalized interest. Such amount is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $42 million during the three months ended March 31, 2014.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three months ended March 31, 2015 and 2014 was $18 million and $17 million, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $14 million and $13 million during the three months ended March 31, 2015 and 2014, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2015	December 31, 2014
Securitized contract receivables, gross (a)	$2,472	$2,512
Securitized restricted cash (b)	116	96
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	2	1
Total SPE assets (e)	2,609	2,629
Securitized term notes (f)	2,090	1,962
Securitized conduit facilities (f)	98	203
Other liabilities (g)	2	1
Total SPE liabilities	2,190	2,166
SPE assets in excess of SPE liabilities	$419	$463

(a)
Included in current ($254 million and $256 million as of March 31, 2015 and December 31, 2014, respectively) and non-current ($2,218 million and $2,256 million as of March 31, 2015 and December 31, 2014, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($90 million and $75 million as of March 31, 2015 and December 31, 2014, respectively) and other non-current assets ($26 million and $21 million as of March 31, 2015 and December 31, 2014, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Includes interest rate derivative contracts and related assets; included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $31 million and $30 million as of March 31, 2015 and December 31, 2014, respectively, related to securitized debt.

(f)
Included in current ($217 million and $214 million as of March 31, 2015 and December 31, 2014, respectively) and long-term ($1,971 million and $1,951 million as of March 31, 2015 and December 31, 2014, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt of $2 million and $1 million as of March 31, 2015 and December 31, 2014, respectively, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $735 million and $760 million as of March 31, 2015 and December 31, 2014, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2015	December 31, 2014
SPE assets in excess of SPE liabilities	$419	$463
Non-securitized contract receivables	735	760
Less: Allowance for loan losses	565	581
Total, net	$589	$642
In addition to restricted cash related to securitizations, the Company had $61 million and $51 million of restricted cash related to escrow deposits as of March 31, 2015 and December 31, 2014, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

Midtown 45, NYC Property
During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a four-year mortgage note and mandatorily redeemable equity provided by related parties of such partner. At the time of the agreement, the Company committed to purchase such VOI inventory from the SPE over a four-year period which will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore, the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

	March 31, 2015	December 31, 2014
Property and equipment, net	$54	$64
Total SPE assets	54	64
Accrued expenses and other current liabilities	—	1
Long-term debt (*)	64	77
Total SPE liabilities	64	78
SPE deficit	$(10)	$(14)

(*)
As of March 31, 2015, included $59 million for a four-year mortgage note and $5 million of mandatorily redeemable equity, of which $34 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2014, included $71 million for a four-year mortgage note and $6 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2015, the SPE conveyed $10 million of property and equipment to the Company.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value (all of which are Level 2) on a recurring basis:

	As of		As of
	March 31, 2015		December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Derivatives: (a)
Interest rate contracts	$28	$28	$18	$18
Foreign exchange contracts	1	1	1	1
Total assets	$29	$29	$19	$19
Liabilities
Derivatives: (b)
Interest rate contracts (c)	$12	$12	$4	$4
Foreign exchange contracts	6	6	3	3
Total liabilities	$18	$18	$7	$7

(a)
Included in other current assets ($1 million as of both March 31, 2015 and December 31, 2014) and other non-current assets ($28 million and $18 million as of March 31, 2015 and December 31, 2014, respectively) on the Consolidated Balance Sheets.

(b)	Included in accrued expenses and other current liabilities ($18 million and $7 million as of March 31, 2015 and December 31, 2014, respectively).

(c)	Liabilities of $12 million and $4 million as of March 31, 2015 and December 31, 2014, respectively, primarily represent interest rate swap locks for an anticipated 2015 transaction.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,642	$3,242	$2,691	$3,284
Debt
Total debt	5,212	5,314	5,053	5,140

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

The Company estimates the fair value of its securitized vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company determines the fair value of its senior notes using quoted market prices as such senior notes are not actively traded and thus are considered Level 2 inputs. Additionally, the Company estimates the fair value of its other long-term debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks.

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in losses of $12 million and $1 million during the three months ended March 31, 2015 and 2014, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for the three months ended March 31, 2015 and 2014 were not material.

11.	Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2011. In addition, with few exceptions, the Company is no longer subject to state and local, or non-U.S. income tax examinations for years prior to 2006.

The Company’s effective tax rate decreased from 39.6% during the three months ended March 31, 2014 to 38.4% during the three months ended March 31, 2015 primarily due to the absence of the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014, for which the Company received no tax benefit.

The Company made cash income tax payments, net of refunds, of $17 million and $13 million during the three months ended March 31, 2015 and 2014, respectively.

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

On June 26, 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC (“WHG”), Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc. (“WHM”), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company’s results of operations, financial position or cash flows. On March 26, 2013, the Company’s, WHG’s, WHR’s and WHM’s motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR’s motion to dismiss the lawsuit was denied on April 7, 2014. The Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The motion to dismiss the lawsuit filed by the Company, WHG and WHM was denied on June 23, 2014. On July 29, 2014, the Third Circuit Court of Appeals granted WHR’s request to file an interlocutory appeal of the District Court’s denial of its motion to dismiss. WHR filed its brief in support of its interlocutory appeal on October 6, 2014. The FTC filed its opposition brief on November 5, 2014, and WHR filed its reply brief on December 8, 2014. The Third Circuit Court of Appeals held oral argument on the interlocutory appeal on March 3, 2015, and the parties submitted additional briefings on March 27, 2015. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $26 million and $24 million as of March 31, 2015 and December 31, 2014, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $23 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Lodging
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of March 31, 2015, the maximum potential amount of future payments that may be made under these guarantees was $175 million with a combined annual cap of $45 million.

In connection with such performance guarantees, as of March 31, 2015, the Company maintained a liability of $30 million, of which $24 million was included in other non-current liabilities and $6 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of March 31, 2015, the Company also had a corresponding $38 million asset related to these guarantees, of which $34 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company maintained a liability of $32 million, of which $31 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2014, the Company also had a corresponding $39 million asset related to the guarantees, of which $35 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million for both the three months ended March 31, 2015 and 2014.

For guarantees subject to recapture provisions, the Company had a receivable of $33 million as of March 31, 2015, of which $4 million was included in other current assets and $29 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company had a receivable of $26 million which was included in other non-current assets on its Consolidated Balance Sheet. Such receivables were the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company guarantees its vacation ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company could be required to make under these commitments were $262 million as of March 31, 2015.

Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See also Note 17 - Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

13.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$(13)	$(8)	$(12)	$(33)
Period change	(97)	(6)	—	(103)
Balance, March 31, 2015	$(110)	$(14)	$(12)	$(136)

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$50	$4	$3	$57
Period change	17	2	—	19
Balance, March 31, 2015	$67	$6	$3	$76

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$37	$(4)	$(9)	$24
Period change	(80)	(4)	—	(84)
Balance, March 31, 2015	$(43)	$(8)	$(9)	$(60)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2015, 16.3 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2015 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2014	2.0		$57.13	0.7		$57.99	0.7		$40.09
Granted (a)	0.6		91.81	0.2		91.81	0.1		91.81
Vested	(0.9)		49.11	(0.3)		44.57	—		—
Balance as of March 31, 2015	1.7	(b) (c)	73.39	0.6	(d)	73.57	0.8	(b) (e)	46.45

(a)	Represents awards granted by the Company on February 26, 2015.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $128 million as of March 31, 2015, which is expected to be recognized over a weighted average period of 3.1 years.

(c)	Approximately 1.7 million RSUs outstanding as of March 31, 2015 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $31 million as of March 31, 2015.

(e)
Approximately 0.6 million SSARs are exercisable as of March 31, 2015. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2015 had an intrinsic value of $36 million and have a weighted average remaining contractual life of 2.8 years.

On February 26, 2015, the Company granted incentive equity awards totaling $59 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on February 26, 2015, the Company approved a grant of incentive equity awards totaling $16 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The fair value of SSARs granted by the Company on February 26, 2015 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

SSARs Issued on
February 26, 2015
Grant date fair value	$18.55
Grant date strike price	$91.81
Expected volatility	25.38%
Expected life	5.1 years
Risk free interest rate	1.64%
Projected dividend yield	1.83%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $15 million and $16 million during the three months ended March 31, 2015 and 2014, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. The Company recognized a net tax benefit of $6 million during both the three months ended March 31, 2015 and 2014, for stock-based compensation arrangements on the Consolidated Statements of Income. During the three months ended March 31, 2015, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million due to the vesting of RSUs and PSUs. As of March 31, 2015, the Company’s APIC Pool balance was $129 million.

The Company paid $41 million and $44 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2015 and 2014, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended March 31,
	2015		2014
	Net Revenues	EBITDA	Net Revenues		EBITDA
Lodging (a)	$292	$76	$237	(b)	$64
Vacation Exchange and Rentals	369	105	379		85
Vacation Ownership	617	130	593		115
Total Reportable Segments	1,278	311	1,209		264
Corporate and Other (c)	(16)	(34)	(16)		(34)
Total Company	$1,262	$277	$1,193		$230

Reconciliation of EBITDA to Net income

		Three Months Ended March 31,
		2015			2014
EBITDA		$277			$230
Depreciation and amortization		56			56
Interest expense		26			27
Interest income		(3)			(2)
Income before income taxes		198			149
Provision for income taxes		76			59
Net income		$122			$90

(a)
Includes $12 million and $9 million of intersegment trademark fees during the three months ended March 31, 2015 and 2014, respectively, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)
Includes $2 million of hotel management reimbursable revenues for the three months ended March 31, 2014, which was charged to the Company’s Vacation Ownership segment and eliminated in Corporate and Other.

(c)	Includes the elimination of transactions between segments.

16.	Restructuring
During 2014, the Company committed to restructuring initiatives at its vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. During the three months ended March 31, 2015, the Company reduced its liability with $3 million of cash payments and reversed $1 million primarily related to previously recorded contract termination costs. The remaining liability of $3 million as of March 31, 2015 is expected to be paid in cash primarily by the end of 2015.

In addition to the restructuring plans implemented during 2014, the Company had a remaining liability of $4 million as of March 31, 2015 for prior restructuring plans, which is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of				Liability as of
	December 31, 2014	Cash Payments	Other		March 31, 2015
Personnel-related	$6	$(3)	$—		$3
Facility-related	4	—	—		4
Contract terminations	1	—	(1)	(*)	—
	$11	$(3)	$(1)		$7

(*)	Represents a reversal of a portion of previously recorded expenses at the Company’s vacation exchange and rentals business.

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $34 million and $38 million as of March 31, 2015 and December 31, 2014, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2015, the letter of credit was $53 million.

As of March 31, 2015, the $34 million of Separation related liabilities is comprised of $30 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of March 31, 2015, $20 million is recorded in accrued expenses and other current liabilities and $14 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both March 31, 2015 and December 31, 2014, which is included within other current assets on the Consolidated Balance Sheets.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2015 and 2014. These operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2015	2014	% Change
Lodging (a)
Number of rooms(b)	667,400	646,900	3.2
RevPAR(c)	$32.84	$32.30	1.7
Vacation Exchange and Rentals
Average number of members (in 000s) (d)	3,822	3,727	2.5
Exchange revenue per member (e)	$194.06	$200.78	(3.3)
Vacation rental transactions (in 000s) (a) (f)	459	429	7.0
Average net price per vacation rental (a) (g)	$361.20	$410.04	(11.9)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$390,000	$410,000	(4.9)
Tours (in 000s) (j)	168	170	(1.2)
Volume Per Guest (“VPG”) (k)	$2,177	$2,272	(4.2)

(a)
Includes the impact from acquisitions/dispositions from the acquisition/disposition dates forward. Therefore, such operating statistics for 2015 are not presented on a comparable basis to the 2014 operating statistics.

(b)	Represents the number of rooms at lodging properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a lodging room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

(e)
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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended March 31 (in millions):

	2015	2014
Gross VOI sales	$390	$410
Less: WAAM Fee-for-Service sales (*)	(21)	(44)
Gross VOI sales, net of WAAM Fee-for-Service sales	369	366
Less: Loan loss provision	(46)	(60)
Plus/(Less): Impact of POC accounting	13	(3)
Vacation ownership interest sales	$336	$303

(*)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $12 million and $33 million for the three months ended March 31, 2015 and 2014, respectively.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $24 million and $25 million during the three months ended March 31, 2015 and 2014, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014
Our consolidated results are as follows:

	Three Months Ended March 31,
	2015	2014	Favorable/(Unfavorable)
Net revenues	$1,262	$1,193	$69
Expenses	1,046	1,022	(24)
Operating income	216	171	45
Other income, net	(5)	(3)	2
Interest expense	26	27	1
Interest income	(3)	(2)	1
Income before income taxes	198	149	49
Provision for income taxes	76	59	(17)
Net income	$122	$90	$32

Net revenues increased $69 million (5.8%) for the three months ended March 31, 2015 compared with the same period last year primarily resulting from:

•	a $34 million increase at our lodging business primarily from higher royalty and marketing and reservation (inclusive of Wyndham Rewards) revenues;

•	$30 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•	$23 million of incremental revenues from the acquisition at our lodging business; and

•	$20 million of higher revenues at our vacation exchange and rentals business primarily from stronger rental transaction volume.

Such revenue increases were partially offset by a $38 million unfavorable impact from foreign currency translation primarily at our vacation exchange and rentals business.

Expenses increased $24 million (2.3%) for the three months ended March 31, 2015 compared with the same period last year due to $36 million of higher expenses from operations primarily related to the revenue increases (excluding acquisitions) and $26 million of incremental expenses (inclusive of $3 million of integration and deal costs) related to the acquisition at our lodging business. Such increases were partially offset by a $28 million favorable impact from foreign currency translation and $10 million of lower expenses resulting from the absence of a foreign exchange loss related to the devaluation of the official exchange rate of Venezuela.

Our effective tax rate decreased from 39.6% during the first quarter of 2014 to 38.4% during the first quarter of 2015 primarily due to the absence of the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014, for which we received no tax benefit.

As a result of these items, net income increased $32 million (35.6%) as compared to the first quarter of 2014.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2015 compared to March 31, 2014:

	Net Revenues			EBITDA
	2015	2014	% Change	2015		2014		% Change
Lodging	$292	$237	23.2	$76	(b)	$64	(e)	18.8
Vacation Exchange and Rentals	369	379	(2.6)	105	(c)	85	(f)	23.5
Vacation Ownership	617	593	4.0	130		115		13.0
Total Reportable Segments	1,278	1,209	5.7	311		264		17.8
Corporate and Other (a)	(16)	(16)	—	(34)	(d)	(34)	(d)	—
Total Company	$1,262	$1,193	5.8	$277		$230		20.4

Reconciliation of EBITDA to Net income

						2015		2014
EBITDA						$277		$230
Depreciation and amortization						56		56
Interest expense						26		27
Interest income						(3)		(2)
Income before income taxes						198		149
Provision for income taxes						76		59
Net income						$122		$90

(a)	Includes the elimination of transactions between segments.

(b)	Includes $3 million of costs incurred in connection with the Dolce Hotels and Resorts (“Dolce”) acquisition.

(c)	Includes a $1 million reversal of a portion of the restructuring reserve established during the fourth quarter of 2014.

(d)	Includes $34 million of corporate costs during both the three months ended March 31, 2015 and 2014.

(e)	Includes $4 million of costs associated with an executive’s departure.

(f)	Includes $10 million of foreign currency loss related to the devaluation of the official exchange rate of Venezuela.

Lodging
Net revenues increased $55 million (23.2%) and EBITDA increased $12 million (18.8%) during the three months ended March 31, 2015 compared with the same period during 2014.

Net revenues increased $18 million from royalty, marketing and reservation fees (inclusive of Wyndham Rewards). Excluding the impact of $2 million of incremental revenues from the Dolce acquisition, royalty, marketing and reservations fees (inclusive of Wyndham Rewards) increased $16 million. The increase was principally due to a 1.0% increase in global RevPAR and a 2.3% increase in system size. The increase in global RevPAR was the result of a 6.9% increase in domestic RevPar driven by stronger average daily rates and occupancy partially offset by a 10.2% decrease in international RevPAR. The decrease in international RevPAR was principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Reimbursable revenues increased $24 million primarily resulting from $20 million of incremental revenues from the Dolce acquisition. Such increases in revenues had no impact on EBITDA.

Revenues were also favorably impacted by $9 million of fees charged for our global conference which were fully offset by conference expenses. Additionally, net revenues and EBITDA were favorably impacted by $3 million of higher intersegment licensing fees primarily charged to our vacation ownership business for the use of the Wyndham trade name.

EBITDA also reflects (i) $10 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the impact of the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees and

(ii) $5 million of incremental expenses from Dolce, of which $3 million were related to integration and deal costs.

Such increases in expenses were partially offset by the absence of $4 million of expenses associated with the departure of an executive during the first quarter of 2014.

As of March 31, 2015, we had over 7,670 properties and approximately 667,400 rooms in our system. Additionally, our hotel development pipeline included 925 hotels and approximately 115,700 rooms, of which 58% were international and 62% were new construction.

Vacation Exchange and Rentals
Net revenues decreased $10 million (2.6%) and EBITDA increased $20 million (23.5%) during the three months ended March 31, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $30 million and $7 million, respectively. EBITDA also reflects the absence of a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014 and a $1 million reversal of a portion of the restructuring charge originally recorded during the fourth quarter of 2014.

Net revenues generated from rental transactions and related services decreased $10 million. Excluding an unfavorable foreign currency translation impact of $24 million, net revenues generated from rental transactions and related services increased $14 million principally due to (i) a 7.0% increase in rental transaction volume primarily at our Denmark-based Novasol and Netherlands-based Landal GreenParks businesses and (ii) a 0.9% increase in average net price per vacation rental. Our previously owned U.K.-based camping business, which was sold during the fourth quarter of 2014, did not contribute any rental transaction and related service revenue during the first quarter of 2014 due to the seasonality of the business.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $2 million. Excluding an unfavorable foreign currency translation impact of $6 million, exchange and related service revenues increased $4 million primarily due to a 2.5% increase in the average number of members principally resulting from new member growth in North America and Latin America. Exchange revenue per member remained flat as growth in other transaction revenues and higher exchange yield in North America was offset by the impact of growth in club memberships where there is a lower propensity to transact.
In addition, EBITDA further reflects (i) $10 million of higher costs primarily resulting from revenue increases across our businesses and (ii) an unfavorable impact to legal costs of $3 million.

Such expense increases were offset by:

•	$7 million of lower operating expenses resulting from the sale of our U.K.-based camping business during the fourth quarter of 2014;

•	a $4 million benefit resulting from a reserve reversal for value-added taxes resulting from a favorable ruling; and

•	a $3 million settlement of a business disruption claim received related to the Gulf of Mexico oil spill in 2010.

Vacation Ownership
Net revenues and EBITDA increased $24 million (4.0%) and $15 million (13.0%), respectively, during the three months ended March 31, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $6 million and $2 million, respectively.
Net VOI revenue increased $33 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $4 million, net VOI revenues increased $37 million. Such increase was primarily the result of a (i) a $16 million impact from deferred revenues comprised of $13 million from the recognition of previously deferred VOI sales under POC accounting during the current year and a $3 million deferral of VOI sales in the prior year and (ii) a $14 million decrease in our provision for loan losses due to a lower provision rate resulting from favorable default trends.
Gross VOI sales decreased $20 million (4.9%) compared to the same period last year principally due to a 4.2% decrease in VPG and a 1.2% decrease in tour flow resulting from lower tours to existing owners. The decrease in VPG was primarily attributable to an increase in the percentage of new owner tours which generally have lower VPG than tours to existing owners.
Commission revenues and EBITDA generated by WAAM Fee-for-Service decreased by $21 million and $12 million, respectively, compared to the prior year, primarily resulting from $23 million of lower VOI sales under WAAM Fee-for-Service and lower commission rates earned on such VOI sales.

Consumer financing revenues decreased $1 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $1 million, revenues were flat principally due to higher weighted average interest rates earned on contract receivables offset by a lower average portfolio balance. EBITDA decreased $1 million reflecting a higher average securitized debt balance partially offset by lower interest expense as a result of a reduction in the weighted average interest rate on our securitized debt to 3.5% from 3.9%. Our net interest income margin was 83% during both the three months ended March 31, 2015 and 2014.
Property management revenues increased $10 million resulting from higher reimbursable revenues and EBITDA increased $2 million primarily due to higher management fees.
Ancillary marketing revenues and EBITDA increased $3 million and $2 million, respectively, primarily due to higher fees generated from non-core operations.
In addition, EBITDA was unfavorably impacted by (i) $16 million of higher sales expenses primarily resulting from enhancements to our sales force commission programs and (ii) $10 million of higher marketing costs principally due to an increase in costs for tours targeting new owner generation and higher intersegment licensing fees from the lodging business for the use of the Wyndham tradename.
Such decreases in EBITDA were partially offset by (i) the absence of a $6 million reserve recorded during 2014 on an indemnification receivable established as a result of the Shell acquisition and (ii) a $6 million decrease in the cost of VOI sales primarily due to our focus on sourcing inventory from lower cost channels.
Corporate and Other
Corporate and Other revenues and EBITDA remained flat during the three months ended March 31, 2015 compared to the same period during 2014.
RESTRUCTURING PLANS
During 2014, we committed to restructuring initiatives at our vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. During the three months ended March 31, 2015, we reduced our liability with $3 million of cash payments and reversed $1 million primarily related to previously recorded contract termination costs. The remaining liability of $3 million as of March 31, 2015 is expected to be paid in cash primarily by the end of 2015.

In addition to the restructuring plans implemented during 2014, we had a remaining liability of $4 million as of March 31, 2015 for prior restructuring plans, which is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2015	December 31, 2014	Change
Total assets	$9,898	$9,679	$219
Total liabilities	8,814	8,422	392
Total equity	1,084	1,257	(173)

Total assets increased $219 million from December 31, 2014 to March 31, 2015 primarily due to:

•	a $202 million increase in trade receivables, net, primarily due to seasonality at our vacation rentals businesses;

•
a $55 million increase in prepaid and other current assets primarily due to (i) increased deferred costs and escrow deposits primarily related to seasonality of advanced bookings received on vacation rental transactions and (ii) restricted cash related to our vacation ownership contract receivables securitizations; and

•
a $23 million increase in inventory primarily resulting from (i) current year spend on vacation ownership development projects and (ii) the transfer of property and equipment to inventory, partially offset by VOI sales.

Such increases in assets were partially offset by:

•
a $57 million reduction in net property and equipment resulting from (i) $47 million of current year depreciation, (ii) a $44 million decrease from foreign currency translation and (iii) $15 million of transfers from property and equipment to VOI inventory. Such decreases were partially offset by $56 million of expenditures; and

•	a $49 million decrease in vacation ownership contract receivables, net primarily due to principal collections and loan loss provisions exceeding net loan originations.

Total liabilities increased $392 million from December 31, 2014 to March 31, 2015 primarily due to:

•	a $191 million increase in accounts payable primarily due to higher homeowner liabilities resulting from seasonality at our vacation rentals businesses;

•	a $136 million increase in long term debt; and

•	a $76 million increase in deferred income primarily resulting from seasonality of advanced arrival-based bookings within our vacation rentals businesses.

Total equity decreased $173 million from December 31, 2014 to March 31, 2015 primarily due to:

•	$150 million of stock repurchases;

•	$80 million of foreign currency translation adjustments; and

•	$53 million of dividends.

Such decreases in equity were partially offset by $122 million of net income during the first quarter of 2015.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of March 31, 2015, we had $1.1 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of March 31, 2015, we had $346 million of outstanding commercial paper borrowings, all under the U.S. program.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2016, has a total capacity of $650 million and available capacity of $552 million as of March 31, 2015.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
Cash provided by/(used in)
Operating activities	$253	$315	$(62)
Investing activities	(149)	(88)	(61)
Financing activities	(91)	(219)	128
Effects of changes in exchange rates on cash and cash equivalents	(16)	1	(17)
Net change in cash and cash equivalents	$(3)	$9	$(12)

Operating Activities

Net cash provided by operating activities decreased $62 million primarily due to (i) increased inventory spending on vacation ownership development projects, (ii) a reduction of deferred income within our vacation rentals businesses and (iii) an unfavorable impact from foreign currency.

Investing Activities

Net cash used in investing activities increased by $61 million, principally reflecting $46 million of higher acquisition payments primarily related to the acquisition of Dolce.

Financing Activities

Net cash used in financing activities decreased by $128 million, primarily reflecting $186 million of higher net borrowings on non-securitized debt, partially offset by $46 million of lower net borrowings on securitized vacation ownership debt.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million in 2015. During 2015, we anticipate net cash provided by operating activities of $1,040 million to $1,050 million and net cash used on capital expenditures of $240 million to $250 million. Net cash provided by operating activities less capital expenditures amounted to approximately $750 million during 2014, which was comprised of net cash provided by operating activities of approximately $985 million less capital expenditures of $235 million. We expect net cash provided by operating activities less capital expenditures to increase by approximately $50 million, primarily due to better working capital utilization. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the three months ended March 31, 2015, we spent $37 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2015, we anticipate spending $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2014 through 2018 is expected to be approximately $215 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $56 million on capital expenditures during the three months ended March 31, 2015, primarily on: (i) $18 million for the purchase of properties that we are operating for rental purposes as we convert them to vacation ownership inventory; (ii) information technology enhancement projects and (iii) renovations of chalets at our Landal GreenParks business.

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

Under our current stock repurchase program, we repurchased 1.7 million shares at an average price of $87.72 for a cost of $150 million during the three months ended March 31, 2015. From August 20, 2007 through March 31, 2015, we repurchased 73 million shares at an average price of $43.99 for a cost of $3.2 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of March 31, 2015, we have repurchased under our current and prior stock repurchase programs, a total of 98.1 million shares at an average price of $41.00 for a cost of $4.0 billion since our separation from Cendant (“Separation”).

During the period April 1, 2015 through April 27, 2015, we repurchased an additional 0.5 million shares at an average price of $90.62 for a cost of $45 million. We currently have $821 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the three months ended March 31, 2015 and 2014, we paid cash dividends of $0.42 and $0.35 per share ($54 million and $48 million in aggregate), respectively.

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2015, our consolidated interest coverage ratio was 12.6 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2015, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of March 31, 2015, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2015, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of March 31, 2015, we had $552 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of March 31, 2015, we had $346 million of outstanding borrowings and the total available capacity was $904 million under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.3 billion, of which we had $445 million outstanding as of March 31, 2015. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of March 31, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $23 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/15 - 3/31/16	4/1/16 - 3/31/17	4/1/17 - 3/31/18	4/1/18 - 3/31/19	4/1/19 - 3/31/20	Thereafter	Total
Securitized debt (a)	$217	$243	$296	$221	$227	$984	$2,188
Long-term debt	53	660	476	13	53	1,769	3,024
Interest on debt (b)	163	151	125	112	108	149	808
Operating leases	89	64	54	46	38	198	489
Purchase commitments	176	80	48	27	15	24	370
Inventory sold subject to conditional repurchase (c)	12	27	30	33	36	124	262
Separation liabilities (d)	20	14	—	—	—	—	34
Total (e) (f)	$730	$1,239	$1,029	$452	$477	$3,248	$7,175

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)	Represents obligations to repurchase completed vacation ownership property from a third-party developer (See Note 12 – Commitments and Contingencies for further detail).

(d)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 17 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details.)

(e)
Excludes a $40 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(f)
Excludes other guarantees at our lodging business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Note 12 – Commitments and Contingencies for further details).

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 13, 2015, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2015 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and its effect on our prices, earnings, fair values and cash flows would not be material.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2015, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 12 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended March 31, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1-31, 2015	586,543	$85.24	586,543	$965,969,822
February 1-28, 2015	541,256	$87.31	541,256	$918,712,970
March 1-31, 2015 (*)	584,345	$90.59	584,345	$865,774,530
Total	1,712,144	$87.72	1,712,144	$865,774,530
(*) Includes 38,200 shares purchased for which the trade date occurred during March 2015 while settlement occurred during April 2015.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program six times, most recently on October 22, 2014 for $1.0 billion, bringing the total authorization under the program to $4.0 billion.
During the period April 1, 2015 through April 27, 2015, we repurchased an additional 0.5 million shares at an average price of $90.62. We currently have $821 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The agreement included as exhibit to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: April 28, 2015	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 28, 2015	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*
Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents.

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