Form 10-Q
period 2015-06-30
WYNDHAM WORLDWIDE CORP
filed 2015-07-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
118,110,703 shares of common stock outstanding as of June 30, 2015.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of June 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the related consolidated statements of cash flows and equity for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 28, 2015

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues
Service and membership fees	$623	$616	$1,223	$1,205
Vacation ownership interest sales	417	382	753	685
Franchise fees	178	166	325	293
Consumer financing	105	106	210	211
Other	75	73	150	142
Net revenues	1,398	1,343	2,661	2,536
Expenses
Operating	610	572	1,177	1,106
Cost of vacation ownership interests	47	42	80	81
Consumer financing interest	19	17	36	35
Marketing and reservation	211	206	406	387
General and administrative	182	181	362	376
Restructuring	—	—	(1)	—
Depreciation and amortization	58	59	114	115
Total expenses	1,127	1,077	2,174	2,100
Operating income	271	266	487	436
Other income, net	(3)	(1)	(8)	(5)
Interest expense	30	29	56	56
Interest income	(2)	(3)	(5)	(5)
Income before income taxes	246	241	444	390
Provision for income taxes	87	88	162	146
Net income	159	153	282	244
Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Wyndham shareholders	$159	$153	$282	$243
Earnings per share
Basic	$1.34	$1.21	$2.35	$1.91
Diluted	1.33	1.20	2.33	1.89

Cash dividends declared per share	$0.42	$0.35	$0.84	$0.70

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$159	$153	$282	$244
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	24	11	(56)	23
Unrealized gains on cash flow hedges	4	—	—	—
Other comprehensive income/(loss), net of tax	28	11	(56)	23
Comprehensive income	187	164	226	267
Net income attributable to noncontrolling interest	—	—	—	(1)
Comprehensive income attributable to Wyndham shareholders	$187	$164	$226	$266

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$410	$183
Trade receivables, net	513	516
Vacation ownership contract receivables, net	278	285
Inventory	285	302
Prepaid expenses	172	147
Deferred income taxes	120	114
Other current assets	386	320
Total current assets	2,164	1,867
Long-term vacation ownership contract receivables, net	2,387	2,406
Non-current inventory	956	860
Property and equipment, net	1,427	1,500
Goodwill	1,585	1,551
Trademarks, net	729	717
Franchise agreements and other intangibles, net	415	397
Other non-current assets	361	381
Total assets	$10,024	$9,679
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$211	$214
Current portion of long-term debt	52	47
Accounts payable	552	385
Deferred income	550	464
Accrued expenses and other current liabilities	798	749
Total current liabilities	2,163	1,859
Long-term securitized vacation ownership debt	1,883	1,951
Long-term debt	3,100	2,841
Deferred income taxes	1,240	1,202
Deferred income	201	199
Other non-current liabilities	368	370
Total liabilities	8,955	8,422
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 217,526,244 shares in 2015 and 216,862,509 shares in 2014	2	2
Treasury stock, at cost – 99,415,541 shares in 2015 and 95,806,076 shares in 2014	(4,158)	(3,843)
Additional paid-in capital	3,893	3,889
Retained earnings	1,361	1,183
Accumulated other comprehensive (loss)/income	(32)	24
Total stockholders’ equity	1,066	1,255
Noncontrolling interest	3	2
Total equity	1,069	1,257
Total liabilities and equity	$10,024	$9,679

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$282	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	115
Provision for loan losses	106	130
Deferred income taxes	15	33
Stock-based compensation	29	31
Excess tax benefits from stock-based compensation	(17)	(19)
Non-cash interest	11	11
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	12	24
Vacation ownership contract receivables	(97)	(70)
Inventory	1	27
Prepaid expenses	(27)	(14)
Other current assets	(14)	(51)
Accounts payable, accrued expenses and other current liabilities	219	206
Deferred income	82	122
Other, net	21	4
Net cash provided by operating activities	737	793
Investing Activities
Property and equipment additions	(112)	(98)
Net assets acquired, net of cash acquired	(89)	(17)
Development advances	(5)	(10)
Equity investments and loans	(8)	(1)
Proceeds from asset sales	21	5
Decrease in securitization restricted cash	—	1
Increase in escrow deposit restricted cash	(46)	(37)
Other, net	6	(3)
Net cash used in investing activities	(233)	(160)
Financing Activities
Proceeds from securitized borrowings	700	824
Principal payments on securitized borrowings	(771)	(843)
Proceeds from long-term debt	56	44
Principal payments on long-term debt	(80)	(73)
Proceeds from/(repayments of) commercial paper, net	288	(103)
Dividends to shareholders	(104)	(93)
Repurchase of common stock	(323)	(309)
Excess tax benefits from stock-based compensation	17	19
Debt issuance costs	(10)	(7)
Net share settlement of incentive equity awards	(41)	(44)
Other, net	(1)	(1)
Net cash used in financing activities	(269)	(586)
Effect of changes in exchange rates on cash and cash equivalents	(8)	6
Net increase in cash and cash equivalents	227	53
Cash and cash equivalents, beginning of period	183	194
Cash and cash equivalents, end of period	$410	$247

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	282	—	—	282
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(41)	—	—	—	(41)
Change in deferred compensation	—	—	—	29	—	—	—	29
Repurchase of common stock	(4)	—	(315)	—	—	—	—	(315)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(104)	—	—	(104)
Other	—	—	—	(1)	—	—	1	—
Balance as of June 30, 2015	118	$2	$(4,158)	$3,893	$1,361	$(32)	$3	$1,069

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	243	—	1	244
Other comprehensive income	—	—	—	—	—	23	—	23
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	31	—	—	—	31
Repurchase of common stock	(4)	—	(320)	—	—	—	—	(320)
Change in excess tax benefit on equity awards	—	—	—	19	—	—	—	19
Dividends	—	—	—	—	(91)	—	—	(91)
Balance as of June 30, 2014	125	$2	$(3,511)	$3,864	$984	$145	$3	$1,487

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

•
Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and manages and markets vacation rental properties primarily on behalf of independent owners.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to Wyndham shareholders	$159	$153	$282	$243
Basic weighted average shares outstanding	119	127	120	127
SSARs, RSUs and PSUs (a) (b) (c)	1	1	1	2
Weighted average diluted shares outstanding	120	128	121	129
Earnings per share:
Basic	$1.34	$1.21	$2.35	$1.91
Diluted	1.33	1.20	2.33	1.89
Dividends:
Aggregate dividends paid to shareholders	$50	$45	$104	$93

(a)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(b)
Excludes 0.6 million performance vested restricted stock units (“PSUs”) for both the three and six months ended June 30, 2015 and 0.7 million for both the three and six months ended June 30, 2014, as the Company has not met the required performance metrics.

(c)	Excludes stock-settled appreciation rights (“SSARs”) as they would have been anti-dilutive to EPS.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2014	71.3	$3,062	$42.94
For the six months ended June 30, 2015	3.6	315	87.28
As of June 30, 2015	74.9	$3,377	45.08

The Company had $701 million of remaining availability under its program as of June 30, 2015. The total capacity of the program was increased by proceeds received from stock option exercises.

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

Dolce Hotels and Resorts. During January 2015, the Company completed the acquisition of Dolce Hotels and Resorts (“Dolce”), a manager of properties focused on group accommodations. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within its lodging business. The net consideration of $57 million was comprised of $52 million, net of cash acquired, for the equity of Dolce and $5 million related to debt repaid at closing. The preliminary purchase price allocation resulted in the recognition of $32 million of goodwill, none of which is expected to be deductible for tax purposes, $28 million of definite-lived intangible assets with a weighted average life of 15 years, and $14 million of trademarks. In addition, the fair value of assets acquired and liabilities assumed resulted in $8 million of other assets and $25 million of liabilities, all of which were assigned to the Company’s Lodging segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During the six months ended June 30, 2015, the Company completed four acquisitions for a total of $31 million in cash, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of (i) $12 million of property, all of which was allocated to the Company’s Vacation Ownership segment and (ii) $12 million of goodwill, which is expected to be deductible for tax purposes, and $9 million of definite-lived intangible assets with a weighted average life of 11 years, both of which were allocated to the Company’s Vacation Exchange and Rentals segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

The Company also paid an additional $1 million related to acquisitions completed in prior years.

4.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,585			$1,551
Trademarks	$725			$713
Amortized Intangible Assets:
Franchise agreements	$594	$379	$215	$594	$371	$223
Management agreements	151	41	110	105	35	70
Trademarks	8	4	4	7	3	4
Other	155	65	90	167	63	104
	$908	$489	$419	$873	$472	$401

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2014	Goodwill Acquired During 2015	Foreign Exchange	Balance as of June 30, 2015

Lodging	$300	$32	$—	$332
Vacation Exchange and Rentals	1,224	12	(10)	1,226
Vacation Ownership	27	—	—	27
Total Company	$1,551	$44	$(10)	$1,585

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Franchise agreements	$4	$4	$8	$8
Management agreements	1	2	3	4
Other	4	3	7	6
Total (*)	$9	$9	$18	$18

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of June 30, 2015, the Company expects related amortization expense as follows:

Amount
Remainder of 2015	$19
2016	36
2017	35
2018	34
2019	33
2020	32

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30, 2015	December 31, 2014
Current vacation ownership contract receivables:
Securitized	$252	$256
Non-securitized	83	88
	335	344
Less: Allowance for loan losses	57	59
Current vacation ownership contract receivables, net	$278	$285
Long-term vacation ownership contract receivables:
Securitized	$2,190	$2,256
Non-securitized	705	672
	2,895	2,928
Less: Allowance for loan losses	508	522
Long-term vacation ownership contract receivables, net	$2,387	$2,406

During the three and six months ended June 30, 2015, the Company’s securitized vacation ownership contract receivables generated interest income of $82 million and $165 million, respectively. During the three and six months ended June 30, 2014, such amounts were $73 million and $143 million, respectively. Such interest income is included in consumer financing revenues on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2015 and 2014, the Company originated vacation ownership contract receivables of $506 million and $474 million, respectively, and received principal collections of $409 million and $404 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.7% and 13.6% as of June 30, 2015 and December 31, 2014, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	106
Contract receivables write-offs, net	(122)
Allowance for loan losses as of June 30, 2015	$565

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	130
Contract receivables write-offs, net	(124)
Allowance for loan losses as of June 30, 2014	$572
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $60 million and $106 million as a reduction of net revenues during the three months and six months ended June 30, 2015, respectively, and $70 million and $130 million for the three and six months ended June 30, 2014, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,566	$1,021	$182	$114	$243	$3,126
31 - 60 days	10	19	15	4	2	50
61 - 90 days	6	11	10	3	1	31
91 - 120 days	4	7	9	2	1	23
Total	$1,586	$1,058	$216	$123	$247	$3,230

	As of December 31, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,556	$1,028	$191	$115	$261	$3,151
31 - 60 days	12	23	16	4	3	58
61 - 90 days	7	13	11	2	1	34
91 - 120 days	5	10	11	2	1	29
Total	$1,580	$1,074	$229	$123	$266	$3,272
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

6.	Inventory
Inventory consisted of:

	June 30, 2015	December 31, 2014
Land held for VOI development	$136	$136
VOI construction in process	153	226
Inventory sold subject to conditional repurchase	73	73
Completed VOI inventory	587	431
Estimated recoveries	232	235
Exchange and rentals vacation credits and other	60	61
Total inventory	1,241	1,162
Less: Current portion (*)	285	302
Non-current inventory	$956	$860

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the six months ended June 30, 2015 and 2014, the Company transferred $58 million and $18 million, respectively, from property and equipment to VOI inventory.

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

During the fourth quarter of 2014, the Company acquired the property located in Avon, Colorado from a third-party developer. In connection with this acquisition as of both June 30, 2015 and December 31, 2014, the Company had an outstanding obligation of $42 million, of which $10 million was included within accrued expenses and other current liabilities and $32 million was included within other non-current liabilities on the Consolidated Balance Sheets.

In connection with the Las Vegas, Nevada property, the Company had an outstanding obligation of $81 million as of June 30, 2015, of which $18 million was included within accrued expenses and other current liabilities and $63 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2014, the Company had an outstanding obligation of $73 million, of which $5 million was included within accrued expenses and other current liabilities and $68 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company could be required to make under this commitment was $181 million as of June 30, 2015.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2015	December 31, 2014
Securitized vacation ownership debt: (a)
Term notes	$1,841	$1,962
Bank conduit facility (due August 2016)	253	203
Total securitized vacation ownership debt	2,094	2,165
Less: Current portion of securitized vacation ownership debt	211	214
Long-term securitized vacation ownership debt	$1,883	$1,951
Long-term debt: (b)
Revolving credit facility (due July 2020)	$23	$25
Commercial paper	476	189
$315 million 6.00% senior unsecured notes (due December 2016) (c)	317	317
$300 million 2.95% senior unsecured notes (due March 2017)	299	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (d)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (e)	409	410
Capital leases	161	170
Other	70	81
Total long-term debt	3,152	2,888
Less: Current portion of long-term debt	52	47
Long-term debt	$3,100	$2,841

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings are collateralized by $2,558 million and $2,629 million of underlying gross vacation ownership contract receivables and related assets as of June 30, 2015 and December 31, 2014, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discounts aggregating $13 million and $14 million as of June 30, 2015 and December 31, 2014, respectively.

(c)	Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of June 30, 2015 and December 31, 2014, respectively.

(d)
As of June 30, 2015, includes unamortized gains from the settlement of a derivative in the amount of $3 million. As of December 31, 2014, includes a $3 million increase in the carrying value resulting from a fair value hedge derivative.

(e)
As of June 30, 2015, includes unamortized gains from the settlement of a derivative in the amount of $11 million. As of December 31, 2014, includes a $13 million increase in the carrying value resulting from a fair value hedge derivative.

Debt Issuances
Sierra Timeshare 2015-1 Receivables Funding, LLC. During March 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.54%. The advance rate for this transaction was 90%. As of June 30, 2015, the Company had $306 million of outstanding borrowings under these term notes.

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

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of June 30, 2015, the Company had outstanding borrowings of $476 million at a weighted average interest rate of 0.97%, all of which were under its U.S. commercial paper program. As of December 31, 2014, the Company had outstanding borrowings of $189 million at a weighted average interest rate of 0.89%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During 2013, the Company entered into fixed to variable interest rate swap agreements (the “Swaps”) on its 3.90% and 4.25% senior unsecured notes (the “Senior Notes”) with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. As of June 30, 2015, the Company had $14 million of deferred gains which were included within long-term debt on the Consolidated Balance Sheet and will be recognized within interest expense on the Consolidated Statement of Income over the remaining life of the Senior Notes. As of December 31, 2014, the aggregate fair value of these Swaps was $18 million of assets which were included in other non-current assets on the Consolidated Balance Sheet.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2015 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$211	$52	$263
Between 1 and 2 years	272	660	932
Between 2 and 3 years	374	476	850
Between 3 and 4 years	201	14	215
Between 4 and 5 years	206	53	259
Thereafter	830	1,897	2,727
	$2,094	$3,152	$5,246

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2015, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	253	23
Letters of credit	—	1
Commercial paper borrowings	—	476	(b)
Available Capacity	$397	$1,000

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Interest Expense
During the three and six months ended June 30, 2015, the Company incurred non-securitized interest expense of $30 million and $56 million, respectively, which primarily consisted of $32 million and $60 million of interest on long-term debt, partially offset by $2 million and $4 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $53 million during the six months ended June 30, 2015.

During the three and six months ended June 30, 2014, the Company incurred non-securitized interest expense of $29 million and $56 million, respectively, which primarily consisted of $30 million and $59 million of interest on long-term debt, partially offset by $1 million and $2 million of capitalized interest. In addition, the Company incurred $1 million of gains resulting from the ineffectiveness of fair value hedges during the six months ended June 30, 2014. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $56 million during the six months ended June 30, 2014.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and six months ended June 30, 2015 was $19 million and $36 million, respectively, and $17 million and $35 million during the three and six months ended June 30, 2014, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $28 million and $26 million during the six months ended June 30, 2015 and 2014, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2015	December 31, 2014
Securitized contract receivables, gross (a)	$2,442	$2,512
Securitized restricted cash (b)	96	96
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	1	1
Total SPE assets (e)	2,558	2,629
Securitized term notes (f)	1,841	1,962
Securitized conduit facilities (f)	253	203
Other liabilities (g)	2	1
Total SPE liabilities	2,096	2,166
SPE assets in excess of SPE liabilities	$462	$463

(a)
Included in current ($252 million and $256 million as of June 30, 2015 and December 31, 2014, respectively) and non-current ($2,190 million and $2,256 million as of June 30, 2015 and December 31, 2014, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($76 million and $75 million as of June 30, 2015 and December 31, 2014, respectively) and other non-current assets ($20 million and $21 million as of June 30, 2015 and December 31, 2014, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $26 million and $30 million as of June 30, 2015 and December 31, 2014, respectively, related to securitized debt.

(f)
Included in current ($211 million and $214 million as of June 30, 2015 and December 31, 2014, respectively) and long-term ($1,883 million and $1,951 million as of June 30, 2015 and December 31, 2014, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)
Primarily includes accrued interest on securitized debt of $2 million and $1 million as of June 30, 2015 and December 31, 2014, respectively, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $788 million and $760 million as of June 30, 2015 and December 31, 2014, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30, 2015	December 31, 2014
SPE assets in excess of SPE liabilities	$462	$463
Non-securitized contract receivables	788	760
Less: Allowance for loan losses	565	581
Total, net	$685	$642
In addition to restricted cash related to securitizations, the Company had $100 million and $51 million of restricted cash related to escrow deposits as of June 30, 2015 and December 31, 2014, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

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

The assets and liabilities of the SPE are as follows:

	June 30, 2015	December 31, 2014
Property and equipment, net	$53	$64
Total SPE assets	53	64
Accrued expenses and other current liabilities	1	1
Long-term debt (*)	64	77
Total SPE liabilities	65	78
SPE deficit	$(12)	$(14)

(*)
As of June 30, 2015, included $59 million relating to a four-year mortgage note due in 2017 and $5 million of mandatorily redeemable equity, of which $34 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2014, included $71 million relating to a four-year mortgage note due in 2017 and $6 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value (all of which are Level 2) on a recurring basis:

	As of		As of
	June 30, 2015		December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Derivatives: (a)
Interest rate contracts	$—	$—	$18	$18
Foreign exchange contracts	1	1	1	1
Total assets	$1	$1	$19	$19
Liabilities
Derivatives: (b)
Interest rate contracts (c)	$4	$4	$4	$4
Foreign exchange contracts	4	4	3	3
Total liabilities	$8	$8	$7	$7

(a)
Included in other current assets ($1 million as of both June 30, 2015 and December 31, 2014, respectively) and other non-current assets ($18 million as of December 31, 2014) on the Consolidated Balance Sheets.

(b)	Included in accrued expenses and other current liabilities ($8 million and $7 million as of June 30, 2015 and December 31, 2014, respectively).

(c)	Primarily represents interest rate swap locks for an anticipated 2015 transaction.

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,665	$3,273	$2,691	$3,284
Debt
Total debt	5,246	5,299	5,053	5,140

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

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in gains of $6 million and $2 million during the three months ended June 30, 2015 and 2014, respectively. The freestanding foreign currency contracts resulted in losses of $6 million and gains of $1 million during the six months ended June 30, 2015 and 2014, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for both the three and six months ended June 30, 2015 and 2014 were not material.

11.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2011. In addition, with few exceptions, the Company is no longer subject to state and local, or foreign income tax examinations for years prior to 2007.

The Company’s effective tax rate decreased from 36.5% during the three months ended June 30, 2014 to 35.4% during the three months ended June 30, 2015 primarily due to an income tax benefit related to additional deductions reflected in amended federal tax returns.

The Company’s effective tax rate decreased from 37.4% during the six months ended June 30, 2014 to 36.5% during the six months ended June 30, 2015 primarily due to the absence of the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014, for which the Company received no tax benefit.

The Company made cash income tax payments, net of refunds, of $125 million and $127 million during the six months ended June 30, 2015 and 2014, respectively.

12.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.

Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its lodging business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its vacation exchange and rentals business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties and consumer protection and other statutory claims asserted by consumers; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, tax claims and environmental claims.

On June 26, 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC (“WHG”), Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc. (“WHM”), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company’s results of operations, financial position or cash flows. On March 26, 2013, the Company’s, WHG’s, WHR’s and WHM’s motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR’s motion to dismiss the lawsuit was denied on April 7, 2014. The Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The motion to dismiss the lawsuit filed by the Company, WHG and WHM was denied on June 23, 2014. On July 29, 2014, the Third Circuit Court of Appeals granted WHR’s request to file an interlocutory appeal of the District Court’s denial of its motion to dismiss. WHR filed its brief in support of its interlocutory appeal on October 6, 2014. The FTC filed its opposition brief on November 5, 2014, and WHR filed its reply brief on December 8, 2014. The Third Circuit Court of Appeals held oral argument on the interlocutory appeal on March 3, 2015, and the parties submitted additional briefing on March 27, 2015. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $25 million and $24 million as of June 30, 2015 and December 31, 2014, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $46 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Lodging
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of the Company’s existing guarantees range from 7 to 10 years and provide for early termination provisions under certain circumstances. As of June 30, 2015, the maximum potential amount of future payments that may be made under these guarantees was $175 million with a combined annual cap of $45 million. As of June 30, 2015, the Company also had a conditional guarantee with a hotel that will become effective when all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million with an annual cap of $10 million.

In connection with such performance guarantees, as of June 30, 2015, the Company maintained a liability of $30 million, of which $24 million was included in other non-current liabilities and $6 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of June 30, 2015, the Company also had a corresponding $37 million asset related to these guarantees, of which $33 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company maintained a liability of $32 million, of which $31 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2014, the Company also had a corresponding $39 million asset related to the guarantees, of which $35 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and $2 million for the three and six months ended June 30, 2015, respectively, and $1 million and $2 million for the three and six months ended June 30, 2014, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $37 million as of June 30, 2015, of which $9 million was included in other current assets and $28 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company had a receivable of $26 million which was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company has guaranteed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party (see Note 6 - Inventory).

Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See Note 17 - Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

13.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$(13)	$(8)	$(12)	$(33)
Period change	(56)	1	—	(55)
Balance, June 30, 2015	$(69)	$(7)	$(12)	$(88)

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$50	$4	$3	$57
Period change	—	(1)	—	(1)
Balance, June 30, 2015	$50	$3	$3	$56

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$37	$(4)	$(9)	$24
Period change	(56)	—	—	(56)
Balance, June 30, 2015	$(19)	$(4)	$(9)	$(32)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2015, 16.3 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2015 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2014	2.0		$57.13	0.7		$57.99	0.7		$40.09
Granted (a)	0.6		91.74	0.2		91.81	0.1		91.81
Vested	(0.9)		49.10	(0.3)		44.57	—		—
Balance as of June 30, 2015	1.7	(b) (c)	73.58	0.6	(d)	73.57	0.8	(b) (e)	46.45

(a)	Primarily represents awards granted by the Company on February 26, 2015.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $114 million as of June 30, 2015, which is expected to be recognized over a weighted average period of 2.9 years.

(c)	Approximately 1.6 million RSUs outstanding as of June 30, 2015 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $29 million as of June 30, 2015.

(e)
Approximately 0.6 million SSARs are exercisable as of June 30, 2015. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2015 had an intrinsic value of $30 million and have a weighted average remaining contractual life of 2.5 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $14 million and $29 million during the three and six months ended June 30, 2015, respectively, and $14 million and $30 million during the three and six months ended June 30, 2014, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. During the six months ended June 30, 2015, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million due to the vesting of RSUs and PSUs. As of June 30, 2015, the Company’s APIC Pool balance was $129 million.

The Company paid $41 million and $44 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2015 and 2014, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended June 30,
	2015		2014
	Net Revenues	EBITDA	Net Revenues		EBITDA
Lodging (a)	$334	$96	$283	(c)	$87
Vacation Exchange and Rentals	383	84	402		89
Vacation Ownership	699	182	673		185
Total Reportable Segments	1,416	362	1,358		361
Corporate and Other (b)	(18)	(30)	(15)		(35)
Total Company	$1,398	$332	$1,343		$326

Reconciliation of EBITDA to Net income

		Three Months Ended June 30,
		2015			2014
EBITDA		$332			$326
Depreciation and amortization		58			59
Interest expense		30			29
Interest income		(2)			(3)
Income before income taxes		246			241
Provision for income taxes		87			88
Net income		$159			$153

(a)
Includes $15 million and $11 million of intersegment trademark fees during the three months ended June 30, 2015 and 2014, respectively, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

(c)	Includes $2 million of hotel management reimbursable revenues, which was charged to the Company’s Vacation Ownership segment and eliminated in Corporate and Other.

	Six Months Ended June 30,
	2015		2014
	Net Revenues	EBITDA	Net Revenues		EBITDA
Lodging (a)	$626	$172	$520	(c)	$151
Vacation Exchange and Rentals	752	189	781		174
Vacation Ownership	1,316	313	1,266		300
Total Reportable Segments	2,694	674	2,567		625
Corporate and Other (b)	(33)	(65)	(31)		(69)
Total Company	$2,661	$609	$2,536		$556

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

		Six Months Ended June 30,
		2015			2014
EBITDA		$609			$556
Depreciation and amortization		114			115
Interest expense		56			56
Interest income		(5)			(5)
Income before income taxes		444			390
Provision for income taxes		162			146
Net income		282			244
Net income attributable to noncontrolling interest		—			(1)
Net income attributable to Wyndham shareholders		$282			$243

(a)
Includes $27 million and $20 million of intersegment trademark fees during the six months ended June 30, 2015 and 2014, respectively, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

(c)	Includes $4 million of hotel management reimbursable revenues, which was charged to the Company’s Vacation Ownership segment and eliminated in Corporate and Other.

16.	Restructuring
During 2014, the Company committed to restructuring initiatives at its vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. During the six months ended June 30, 2015, the Company reduced its liability with $4 million of cash payments and reversed $1 million related to previously recorded contract termination costs. The remaining liability of $2 million as of June 30, 2015 is expected to be paid in cash by the end of 2015.

The Company has additional restructuring plans which were implemented prior to 2014. During 2015, the Company reduced its liability for such plans with $1 million of cash payments. The remaining liability of $3 million as of June 30, 2015 is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of			Liability as of
	December 31, 2014	Cash Payments	Other(*)	June 30, 2015
Personnel-related	$6	$(4)	$—	$2
Facility-related	4	(1)	—	3
Contract terminations	1	—	(1)	—
	$11	$(5)	$(1)	$5

(*)	Represents a reversal of a portion of previously recorded expenses at the Company’s vacation exchange and rentals business.

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and Realogy and travel distribution services (“Travelport”) for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $34 million and $38 million as of June 30, 2015 and December 31, 2014, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2015, the letter of credit was $53 million.

As of June 30, 2015, the $34 million of Separation related liabilities is comprised of $30 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of June 30, 2015, $20 million is recorded in accrued expenses and other current liabilities and $14 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both June 30, 2015 and December 31, 2014, respectively, which is included within other current assets on the Consolidated Balance Sheets.

18.	Subsequent Event
Securitization Term Transaction

On July 15, 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-2 Receivables Funding, LLC, with an initial principal amount of $275 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.56%. The advance rate for this transaction was 90%.

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

•
Vacation Exchange and Rentals—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and manages and markets vacation rental properties primarily on behalf of independent owners.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2015 and 2014. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2015	2014	% Change
Lodging (a)
Number of rooms(b)	668,500	650,200	2.8
RevPAR(c)	$39.82	$40.11	(0.7)
Vacation Exchange and Rentals
Average number of members (in 000s) (d)	3,831	3,748	2.2
Exchange revenue per member (e)	$167.81	$179.17	(6.3)
Vacation rental transactions (in 000s) (a) (f)	390	376	3.7
Average net price per vacation rental (a) (g)	$513.14	$577.13	(11.1)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$502,000	$496,000	1.2
Tours (in 000s) (j)	206	208	(1.0)
Volume Per Guest (“VPG”) (k)	$2,353	$2,280	3.2

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended June 30 (in millions):

	2015	2014
Gross VOI sales	$502	$496
Less: WAAM Fee-for-Service sales (1)	(26)	(40)
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	477	456
Less: Loan loss provision	(60)	(70)
Less: Impact of POC accounting	—	(4)
Vacation ownership interest sales	$417	$382

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $19 million and $30 million for the three months ended June 30, 2015 and 2014, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $17 million and $21 million during the three months ended June 30, 2015 and 2014, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2015 VS. THREE MONTHS ENDED JUNE 30, 2014
Our consolidated results are as follows:

	Three Months Ended June 30,
	2015	2014	Favorable/(Unfavorable)
Net revenues	$1,398	$1,343	$55
Expenses	1,127	1,077	(50)
Operating income	271	266	5
Other income, net	(3)	(1)	2
Interest expense	30	29	(1)
Interest income	(2)	(3)	(1)
Income before income taxes	246	241	5
Provision for income taxes	87	88	1
Net income	$159	$153	$6

Net revenues increased $55 million (4.1%) for the three months ended June 30, 2015 compared with the same period last year primarily resulting from:

•	$35 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•	$34 million of incremental revenues from acquisitions primarily related to reimbursable revenues at our lodging business;

•
a $19 million increase (excluding intersegment revenues) at our lodging business primarily from higher royalty, marketing and reservation revenues (inclusive of Wyndham Rewards) and other franchise fees and ancillary services; and

•	$15 million of higher revenues at our vacation exchange and rentals business primarily from stronger volume and yield on rental transactions.

Such revenue increases were partially offset by a $48 million unfavorable impact from foreign currency.

Expenses increased $50 million (4.6%) for the three months ended June 30, 2015 compared with the same period last year due to (i) $53 million of higher expenses from operations primarily related to the revenue increases and (ii) $33 million of incremental expenses from acquisitions primarily related to reimbursable revenues at our lodging business. Such expense increases were partially offset by a $36 million favorable impact from foreign currency.
Our effective tax rate decreased from 36.5% during the second quarter of 2014 to 35.4% during the second quarter of 2015 primarily due to an income tax benefit related to additional deductions reflected in amended federal tax returns.
As a result of these items, net income increased $6 million (3.9%) as compared to the second quarter of 2014.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2015 compared to June 30, 2014:

	Net Revenues			EBITDA
	2015	2014	% Change	2015		2014		% Change
Lodging	$334	$283	18.0	$96		$87		10.3
Vacation Exchange and Rentals	383	402	(4.7)	84		89		(5.6)
Vacation Ownership	699	673	3.9	182		185		(1.6)
Total Reportable Segments	1,416	1,358	4.3	362		361		0.3
Corporate and Other (a)	(18)	(15)	(20.0)	(30)	(b)	(35)	(b)	14.3
Total Company	$1,398	$1,343	4.1	$332		$326		1.8

Reconciliation of EBITDA to Net income

				2015		2014
EBITDA				$332		$326
Depreciation and amortization				58		59
Interest expense				30		29
Interest income				(2)		(3)
Income before income taxes				246		241
Provision for income taxes				87		88
Net income				$159		$153

(a)	Includes the elimination of transactions between segments.

(b)	Includes $30 million and $35 million of corporate costs during the three months ended June 30, 2015 and 2014, respectively.

Lodging
Net revenues and EBITDA increased $51 million (18.0%) and $9 million (10.3%), respectively, during the three months ended June 30, 2015 compared with the same period during 2014.

Net revenues increased $8 million from royalty, marketing and reservation fees (inclusive of Wyndham Rewards). Excluding the impact of $3 million of incremental revenues from the Dolce Hotels and Resorts (“Dolce”) acquisition and a $3 million unfavorable impact from foreign currency translation, royalty, marketing and reservations fees (inclusive of Wyndham Rewards) increased $8 million. The increase was principally due to a 3.6% increase in domestic RevPAR and a 2.0% increase in system size. The increase in domestic RevPAR was driven by a 4.4% increase in average daily rates. Domestic RevPAR was offset by an 11.8% decrease in international RevPAR principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Reimbursable revenues increased $32 million primarily resulting from $29 million of incremental revenues from the Dolce acquisition. Such increases in revenues had no impact on EBITDA.

Net revenues and EBITDA were favorably impacted by $4 million of higher intersegment licensing fees primarily charged to our vacation ownership business for the use of the Wyndham trade name. Additionally, revenues were favorably impacted by $3 million of fees charged for our global conference which were fully offset by conference expenses.

Other franchise fees and ancillary services contributed an additional $4 million of revenues and EBITDA primarily from higher termination fees and growth in our co-branded credit card program.

EBITDA also reflects (i) $4 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the impact of the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees and (ii) $3 million of incremental expenses from Dolce.

As of June 30, 2015, we had approximately 7,700 properties and over 668,500 rooms in our system. Additionally, our hotel development pipeline included 895 hotels and approximately 116,800 rooms, of which 61% were international and 66% were new construction.

Vacation Exchange and Rentals
Net revenues and EBITDA decreased $19 million (4.7%) and $5 million (5.6%), respectively, during the three months ended June 30, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $36 million and $5 million, respectively. Our previously owned U.K.-based camping business, which was sold during the fourth quarter of 2014, contributed $5 million of revenues and $3 million of EBITDA losses during the second quarter of 2014.

Net revenues generated from rental transactions and related services decreased $17 million. Excluding an unfavorable foreign currency translation impact of $30 million and the impact from the divestiture, net revenues generated from rental transactions and related services increased $18 million principally due to (i) a 6.5% increase in rental transaction volume primarily driven by favorability at our Denmark-based Novasol business and our Wyndham Vacation Rentals U.K. cottage and parks business and (ii) 2.0% increase in average net price per vacation rental primarily driven by an increase in our Netherlands-based Landal GreenParks business.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $7 million. Excluding an unfavorable foreign currency translation impact of $6 million, exchange and related service revenues decreased $1 million primarily due to a 2.7% decline in exchange revenue per member primarily resulting from the impact of growth in club memberships in North America, where there is a lower propensity to transact. Such decline was partially offset by a 2.2% increase in the average number of members principally resulting from new member growth in North America and Latin America.

Additionally, ancillary revenues increased $5 million, which includes a $3 million change in the classification of third-party sales commission fees to operating expenses, which were previously reported as contra revenue in prior periods.

EBITDA further reflects (i) $11 million of higher costs resulting from revenue increases across our businesses, (ii) an unfavorable impact of $3 million from foreign exchange transactions and foreign exchange contracts and (iii) the absence of a $2 million benefit recorded during the second quarter of 2014 resulting from the reversal of a reserve for value-added taxes established during 2011.

Vacation Ownership
Net revenues increased $26 million (3.9%) and EBITDA decreased $3 million (1.6%) during the three months ended June 30, 2015 compared with the same period of 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $9 million and $3 million, respectively.

Gross VOI sales increased $6 million (1.2%) compared to the same period last year principally due to a 3.2% increase in VPG primarily attributable to a higher average transaction size. Tour flow decreased by 1.0% resulting from lower tours to existing owners.
Net VOI revenue increased $35 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $6 million, net VOI revenues increased $41 million primarily due to higher gross VOI sales, net of WAAM sales and a $10 million decrease in our provision for loan losses due to a lower provision rate resulting from a continuation of favorable default trends experienced over the last two years.
Commission revenues and EBITDA generated by WAAM Fee-for-Service decreased by $11 million and $5 million, respectively, compared to the prior year, primarily resulting from $14 million of lower VOI sales under WAAM Fee-for-Service. The decline in WAAM Fee-for-Service is consistent with our continued plan to shift our focus to our WAAM Just-in-Time model which allows us to offer financing to the timeshare purchaser.
Consumer financing revenues and EBITDA decreased $1 million and $2 million, respectively, compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $2 million, revenue increased $1 million and EBITDA was flat. The revenue growth was due to a higher average portfolio balance and a higher weighted average interest rate earned on contract receivables. EBITDA was unfavorably impacted by higher interest expense as a result of an increase in the average securitized debt balance partially offset by a reduction in the weighted average interest rate on our securitized debt to 3.5% from 3.7%. Our net interest income margin decreased to 82.4% compared to 83.5% during 2014.

Property management revenues increased by $4 million compared to the prior year due to higher reimbursable revenues. EBITDA increased $2 million due to lower operating expenses.
In addition, EBITDA was unfavorably impacted by:

•	$16 million of higher sales expenses primarily resulting from enhancements to our sales force commission programs;

•	$7 million of higher marketing costs principally due to an increase in the number of tours and related costs associated with targeting new owner generation;

•	a $5 million increase in the cost of VOI sales primarily due to higher gross VOI sales, net of WAAM; and

•	a $4 million increase in intersegment licensing fees charged from the lodging business for the use of the Wyndham tradename.

Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues primarily charged between our vacation ownership and lodging businesses, decreased $3 million during the three months ended June 30, 2015 compared to 2014.
Corporate expenses (excluding intercompany expense eliminations) decreased $5 million during the three months ended June 30, 2015 compared to the prior year primarily due to lower professional fees, a benefit related to the resolution of and adjustment to certain liabilities and assets resulting from our separation from Cendant (“Separation”) and lower employee related costs, partially offset by an increase in information technology expenses.
SIX MONTHS ENDED JUNE 30, 2015 VS. SIX MONTHS ENDED JUNE 30, 2014
Our consolidated results are as follows:

	Six Months Ended June 30,
	2015	2014	Favorable/(Unfavorable)
Net revenues	$2,661	$2,536	$125
Expenses	2,174	2,100	(74)
Operating income	487	436	51
Other income, net	(8)	(5)	3
Interest expense	56	56	—
Interest income	(5)	(5)	—
Income before income taxes	444	390	54
Provision for income taxes	162	146	(16)
Net income	282	244	38
Net income attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$282	$243	$39

Net revenues increased $125 million (4.9%) for the six months ended June 30, 2015 compared with the same period last year primarily resulting from:

•	$64 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales;

•	$56 million of incremental revenues from acquisitions primarily related to reimbursable revenues at our lodging business;

•
a $53 million increase (excluding intersegment revenues) at our lodging business primarily from higher royalty, marketing and reservation revenues (inclusive of Wyndham Rewards) and higher other franchise fees and ancillary services; and

•	$35 million of higher revenues at our vacation exchange and rentals business primarily from stronger volume and yield on rental transactions.

Such revenue increases were partially offset by an $85 million unfavorable impact from foreign currency.

Expenses increased $74 million (3.5%) for the six months ended June 30, 2015 compared with the same period last year due to (i) $91 million of higher expenses from operations primarily related to the revenue increases and (ii) $58 million of incremental expenses from acquisitions primarily related to reimbursable revenues at our lodging business. Such increases were partially offset by a $65 million favorable impact from foreign currency and $10 million of lower expenses resulting from the absence of a foreign exchange loss related to the devaluation of the official exchange rate of Venezuela.
Our effective tax rate decreased from 37.4% during the six months ended June 30, 2014 to 36.5% during the six months ended June 30, 2015 primarily due to the absence of the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014, for which we received no tax benefit.
As a result of these items, net income attributable to Wyndham shareholders increased $39 million (16.0%) as compared to the six months ended June 30, 2014.
Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2015 compared to June 30, 2014:

	Net Revenues			EBITDA
	2015	2014	% Change	2015		2014		% Change
Lodging	$626	$520	20.4	$172	(b)	$151	(e)	13.9
Vacation Exchange and Rentals	752	781	(3.7)	189	(c)	174	(f)	8.6
Vacation Ownership	1,316	1,266	3.9	313		300		4.3
Total Reportable Segments	2,694	2,567	4.9	674		625		7.8
Corporate and Other (a)	(33)	(31)	(6.5)	(65)	(d)	(69)	(d)	5.8
Total Company	$2,661	$2,536	4.9	$609		$556		9.5

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2015		2014
EBITDA				$609		$556
Depreciation and amortization				114		115
Interest expense				56		56
Interest income				(5)		(5)
Income before income taxes				444		390
Provision for income taxes				162		146
Net income				282		244
Net income attributable to noncontrolling interest				—		(1)
Net income attributable to Wyndham shareholders				$282		$243

(a)	Includes the elimination of transactions between segments.

(b)	Includes $3 million of costs incurred in connection with the Dolce acquisition.

(c)	Includes a $1 million reversal of a portion of the restructuring reserve established during the fourth quarter of 2014.

(d)	Includes $65 million and $69 million of corporate costs during the six months ended June 30, 2015 and 2014, respectively.

(e)	Includes $4 million of costs associated with an executive’s departure.

(f)	Includes $10 million of foreign currency loss related to the devaluation of the official exchange rate of Venezuela.

Lodging
Net revenues and EBITDA increased $106 million (20.4%) and $21 million (13.9%), respectively, during the six months ended June 30, 2015 compared with the same period during 2014.

Net revenues increased $26 million from royalty, marketing and reservation fees (inclusive of Wyndham Rewards). Excluding the impact of $5 million of incremental revenues from the Dolce acquisition and a $5 million unfavorable impact from foreign currency translation, royalty, marketing and reservations fees (inclusive of Wyndham Rewards) increased $26 million. The increase was principally due to a 5.0% increase in domestic RevPAR and a 2.0% increase in system size. The increase in domestic RevPAR was driven by a 4.1% increase in average daily rates. Domestic RevPAR was offset by an 11.1% decrease in international RevPAR principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Reimbursable revenues increased $56 million primarily resulting from $49 million of incremental revenues from the Dolce acquisition. Such increases in revenues had no impact on EBITDA.

Net revenues and EBITDA were favorably impacted by $7 million of higher intersegment licensing fees primarily charged to our vacation ownership business for the use of the Wyndham trade name. Additionally, revenues were favorably impacted by $12 million of fees charged for our global conference which were fully offset by conference expenses.

Other franchise fees and ancillary services contributed an additional $5 million of revenues and EBITDA primarily from higher termination fees and growth in our co-branded credit card program.

EBITDA also reflects (i) $14 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the impact of the marketing and reservation increases as we are obligated to spend such revenues on behalf of our franchisees and (ii) $8 million of incremental expenses from Dolce of which $3 million were related to integration and deal costs.

Such increases in expenses were partially offset by the absence of $4 million of expenses associated with the departure of an executive during the first quarter of 2014.

Vacation Exchange and Rentals
Net revenues decreased $29 million (3.7%) and EBITDA increased $15 million (8.6%) during the six months ended June 30, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $66 million and $12 million, respectively. Our previously owned U.K.-based camping business, which was sold during the fourth quarter of 2014, contributed $5 million of revenues and $10 million of EBITDA losses during the six months ended June 30, 2014. EBITDA also reflects the absence of a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during the first quarter of 2014.

Net revenues generated from rental transactions and related services decreased $27 million. Excluding an unfavorable foreign currency translation impact of $54 million and the impact from the divestiture, net revenues generated from rental transactions and related services increased $32 million principally due to a 6.8% increase in rental transaction volume and a 1.4% increase in average net price per vacation rental. The increase in volume is primarily at our Denmark-based Novasol business, our Wyndham Vacation Rentals U.K. cottage and parks business and our Netherlands-based Landal GreenParks business. The increase in average net price per vacation rental was driven by increases in Landal GreenParks and our Wyndham Vacation Rentals North America business, partially offset by the mix impact of growth of lower priced accommodations at our Wyndham Vacation Rental U.K. cottage and parks business.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $9 million. Excluding an unfavorable foreign currency translation impact of $12 million, exchange and related service revenues increased $3 million primarily due to a 2.4% increase in the average number of members principally resulting from new member growth in North America and Latin America. Such increase was partially offset by a 1.4% decline in exchange revenue per member primarily due to the impact of growth in club memberships in North America where there is a lower propensity to transact.

Additionally, ancillary revenues increased $7 million, which includes a $5 million change in the classification of third-party sales commission fees to operating expenses, which were previously reported as contra revenue in prior periods.

In addition, EBITDA further reflects:

•	$20 million of higher costs resulting from revenue increases across our businesses;

•	an unfavorable impact to legal costs of $4 million; and

•	the unfavorable impact of $2 million from foreign exchange transactions and foreign exchange contracts.

Such expense increases were partially offset by (i) a $4 million benefit resulting from a reserve reversal for value-added taxes resulting from a favorable ruling and (ii) a $3 million settlement of a business disruption claim received related to the Gulf of Mexico oil spill in 2010.

Vacation Ownership
Net revenues and EBITDA increased $50 million (3.9%) and $13 million (4.3%), respectively, during the six months ended June 30, 2015 compared with the same period of 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $14 million and $2 million, respectively.
Gross VOI sales decreased $14 million (1.5%) compared to the same period last year, primarily due to an $11 million unfavorable impact from foreign currency translation and a 1.1% decrease in tours. VPG remained flat compared to the same period of 2014.
Net VOI revenue increased $68 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $11 million, net VOI revenues increased $79 million primarily due to (i) higher gross VOI sales, net of WAAM sales, (ii) a $24 million decrease in our provision for loan losses due to a lower provision rate resulting from a continuation of favorable default trends experienced over the last two years and (iii) a $20 million impact from deferred revenues comprised of $13 million from the recognition of previously deferred VOI sales under POC accounting during the current year and a $7 million deferral of VOI sales in the prior year.
Commission revenues and EBITDA generated by WAAM Fee-for-Service decreased by $32 million and $17 million, respectively, compared to the prior year, primarily resulting from $37 million of lower VOI sales under WAAM Fee-for-Service.
Consumer financing revenues and EBITDA decreased $2 million and $3 million, respectively, compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $3 million, revenue increased $1 million and EBITDA was flat. The revenue growth was due to a higher average interest rate partially offset by a lower average portfolio balance. EBITDA was also impacted by higher interest expense resulting from an increase in the average securitized debt balance partially offset by a reduction in the weighted average interest rate on our securitized debt to 3.5% from 3.8%. Our net interest income margin decreased to 82.6% compared to 83.5% during 2014.
Property management revenues and EBITDA increased $14 million and $4 million, respectively compared to the prior year due primarily to higher reimbursable revenues and lower operating expenses.
In addition, EBITDA was unfavorably impacted by (i) $31 million of higher sales expenses resulting primarily from enhancements to our sales force commission programs, (ii) $14 million of higher marketing costs principally due to an increase in the number of tours and related costs associated with targeting new owner generation and (iii) a $7 million increase in intersegment licensing fees charged from the lodging business for the use of the Wyndham tradename.
Such decreases in EBITDA were partially offset by (i) the absence of a $6 million reserve recorded during 2014 on an indemnification receivable established as a result of the Shell acquisition and (ii) lower legal settlement expenses.
Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues primarily charged between our vacation ownership and lodging businesses, decreased $2 million during the six months ended June 30, 2015 compared to 2014.
Corporate expenses (excluding intercompany expense eliminations) decreased $4 million during the six months ended June 30, 2015 compared to the prior year primarily due to lower professional fees and a benefit related to the resolution of and adjustment to certain liabilities and assets resulting from our Separation, partially offset by an increase in information technology expenses.

RESTRUCTURING PLANS
During 2014, we committed to restructuring initiatives at our vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. During the six months ended June 30, 2015, we reduced our liability with $4 million of cash payments and reversed $1 million related to previously recorded contract termination costs. The remaining liability of $2 million as of June 30, 2015 is expected to be paid in cash by the end of 2015.

We have additional restructuring plans which were implemented prior to 2014. During 2015, we reduced such liability for such plans with $1 million of cash payments. The remaining liability of $3 million as of June 30, 2015 is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2015	December 31, 2014	Change
Total assets	$10,024	$9,679	$345
Total liabilities	8,955	8,422	533
Total equity	1,069	1,257	(188)

Total assets increased $345 million from December 31, 2014 to June 30, 2015 primarily due to:

•	a $227 million increase in cash and cash equivalents principally due to the seasonality of deposits on advanced bookings received on vacation rental transactions;

•
a $91 million increase in prepaid expenses and other current assets primarily due to increased escrow deposits and deferred costs primarily related to the seasonality of advanced bookings received on vacation rental transactions;

•
a $79 million increase in inventory primarily resulting from (i) current year spend on vacation ownership development projects and (ii) the transfer of property and equipment to inventory, partially offset by VOI sales; and

•	a $34 million increase in goodwill resulting from acquisitions, partially offset by foreign currency translation.

Such increases in assets were partially offset by a $73 million reduction in net property and equipment resulting from (i) $96 million of current year depreciation, (ii) $58 million of transfers from property and equipment to VOI inventory and (iii) a $30 million decrease from foreign currency translation, partially offset by $112 million of property and equipment additions.

Total liabilities increased $533 million from December 31, 2014 to June 30, 2015 primarily due to:

•	a $264 million increase in long term debt;

•	a $167 million increase in accounts payable primarily due to higher homeowner liabilities resulting from seasonality at our vacation rentals businesses; and

•	an $88 million increase in deferred income primarily resulting from seasonality of advanced arrival-based bookings within our vacation rentals businesses.

Such increases in liabilities were partially offset by a $71 million reduction in securitized long term debt.

Total equity decreased $188 million from December 31, 2014 to June 30, 2015 primarily due to:

•	$315 million of stock repurchases;

•	$104 million of dividends; and

•	$56 million of foreign currency translation adjustments.

Such decreases in equity were partially offset by $282 million of net income attributable to Wyndham shareholders.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of June 30, 2015, we had $1.0 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of June 30, 2015, we had $476 million of outstanding commercial paper borrowings, all under the U.S. program.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2016, has a total capacity of $650 million and available capacity of $397 million as of June 30, 2015.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
Cash provided by/(used in)
Operating activities	$737	$793	$(56)
Investing activities	(233)	(160)	(73)
Financing activities	(269)	(586)	317
Effects of changes in exchange rates on cash and cash equivalents	(8)	6	(14)
Net change in cash and cash equivalents	$227	$53	$174

Operating Activities

Net cash provided by operating activities decreased $56 million principally reflecting $51 million of lower cash generated from working capital (net change in assets and liabilities) primarily due to (i) a decrease in deferred income, (ii) an increase in vacation ownership contract receivables resulting from higher originations and (iii) increased inventory spending offset by an increase in accounts payable and accrued expenses resulting from timing of payments.

Investing Activities

Net cash used in investing activities increased by $73 million principally due to higher acquisition payments primarily related to Dolce.

Financing Activities

Net cash used in financing activities decreased by $317 million primarily due to $396 million of higher net borrowings on non-securitized debt, partially offset by $52 million of lower net borrowings on securitized vacation ownership debt.

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

During the six months ended June 30, 2015, we spent $80 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2015, we anticipate spending $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2014 through 2018 is expected to be approximately $215 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $112 million on capital expenditures during the six months ended June 30, 2015, primarily on: (i) $19 million for the purchase of properties that we are operating for rental purposes as we convert them to vacation ownership inventory; (ii) information technology enhancement projects and (iii) renovations of chalets at our Landal GreenParks business.

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

Under our current stock repurchase program, we repurchased 3.6 million shares at an average price of $87.28 for a cost of $315 million during the six months ended June 30, 2015. From August 20, 2007 through June 30, 2015, we repurchased 74.9 million shares at an average price of $45.08 for a cost of $3.4 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of June 30, 2015, we have repurchased under our current and prior stock repurchase programs, a total of 100 million shares at an average price of $41.87 for a cost of $4.2 billion since our Separation.

During the period July 1, 2015 through July 27, 2015, we repurchased an additional 0.8 million shares at an average price of $84.23 for a cost of $66 million. We currently have $635 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During both the quarterly periods ended March 31 and June 30, 2015, we paid cash dividends of $0.42 per share ($104 million in aggregate). During both the quarterly periods ended March 31 and June 30, 2014, we paid cash dividends of $0.35 per share ($93 million in aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2015, our consolidated interest coverage ratio was 12.4 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2015, our consolidated leverage ratio was 2.2 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2015, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2015, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of June 30, 2015, we had $397 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of June 30, 2015, we had $476 million of outstanding borrowings and the total available capacity was $774 million under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.3 billion, of which we had $436 million outstanding as of June 30, 2015. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of June 30, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $46 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/15 - 6/30/16	7/1/16 - 6/30/17	7/1/17 - 6/30/18	7/1/18 - 6/30/19	7/1/19 - 6/30/20	Thereafter	Total
Securitized debt (a)	$211	$272	$374	$201	$206	$830	$2,094
Long-term debt	52	660	476	14	53	1,897	3,152
Interest on debt (b)	171	150	124	112	106	132	795
Operating leases	94	69	58	47	39	201	508
Purchase commitments (c)	206	117	89	54	20	84	570
Inventory sold subject to conditional repurchase (d)	26	28	31	34	37	106	262
Separation liabilities (e)	20	14	—	—	—	—	34
Total (f) (g)	$780	$1,310	$1,152	$462	$461	$3,250	$7,415

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)
Includes (i) $161 million relating to the development of vacation ownership properties, of which $71 million is included within total liabilities on the Consolidated Balance Sheet and (ii) $98 million of commitments relating to information technology.

(d)
Represents obligations to repurchase completed vacation ownership property from a third-party developer (See Note 6 – Inventory for further detail) of which $81 million is included within total liabilities on the Consolidated Balance Sheet.

(e)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 17 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(f)
Excludes a $41 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2015 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and its effect on our prices, earnings, fair values and cash flows would not be material.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2015, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 12 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1-30, 2015	741,900	$89.25	741,900	$799,558,440
May 1-31, 2015	674,200	$85.91	674,200	$741,636,604
June 1-30, 2015	482,960	$84.57	482,960	$700,793,019
Total	1,899,060	$86.88	1,899,060	$700,793,019
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program six times, most recently on October 22, 2014 for $1.0 billion, bringing the total authorization under the program to $4.0 billion.
During the period July 1, 2015 through July 27, 2015, we repurchased an additional 0.8 million shares at an average price of $84.23. We currently have $635 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: July 28, 2015	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: July 28, 2015	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Amendment No. 5 to Employment Agreement with Stephen P. Holmes, dated May 14, 2015
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report