Form 10-Q
period 2015-09-30
WYNDHAM WORLDWIDE CORP
filed 2015-10-27
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
116,106,000 shares of common stock outstanding as of September 30, 2015.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey 07054

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of September 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 27, 2015

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues
Service and membership fees	$734	$717	$1,957	$1,922
Vacation ownership interest sales	448	415	1,201	1,101
Franchise fees	192	189	517	482
Consumer financing	108	108	318	319
Other	82	85	231	226
Net revenues	1,564	1,514	4,224	4,050
Expenses
Operating	691	613	1,865	1,721
Cost of vacation ownership interests	43	49	123	129
Consumer financing interest	18	18	55	52
Marketing and reservation	218	227	624	614
General and administrative	200	188	562	564
Asset impairments	7	8	7	8
Restructuring	8	—	8	—
Depreciation and amortization	59	60	173	175
Total expenses	1,244	1,163	3,417	3,263
Operating income	320	351	807	787
Other income, net	(3)	—	(11)	(5)
Interest expense	33	28	89	84
Interest income	(2)	(2)	(7)	(6)
Income before income taxes	292	325	736	714
Provision for income taxes	102	119	265	265
Net income	190	206	471	449
Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Wyndham shareholders	$190	$206	$471	$448
Earnings per share
Basic	$1.62	$1.65	$3.96	$3.55
Diluted	1.61	1.64	3.93	3.51

Cash dividends declared per share	$0.42	$0.35	$1.26	$1.05

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$190	$206	$471	$449
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(39)	(89)	(95)	(66)
Unrealized gains on cash flow hedges	4	1	4	1
Other comprehensive loss, net of tax	(35)	(88)	(91)	(65)
Comprehensive income	155	118	380	384
Net income attributable to noncontrolling interest	—	—	—	(1)
Comprehensive income attributable to Wyndham shareholders	$155	$118	$380	$383

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$259	$183
Trade receivables, net	486	516
Vacation ownership contract receivables, net	273	285
Inventory	273	302
Prepaid expenses	141	147
Deferred income taxes	121	114
Other current assets	290	320
Total current assets	1,843	1,867
Long-term vacation ownership contract receivables, net	2,410	2,406
Non-current inventory	979	860
Property and equipment, net	1,402	1,500
Goodwill	1,576	1,551
Trademarks, net	727	717
Franchise agreements and other intangibles, net	410	397
Other non-current assets	360	381
Total assets	$9,707	$9,679
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$210	$214
Current portion of long-term debt	44	47
Accounts payable	348	385
Deferred income	447	464
Accrued expenses and other current liabilities	852	749
Total current liabilities	1,901	1,859
Long-term securitized vacation ownership debt	1,900	1,951
Long-term debt	3,029	2,841
Deferred income taxes	1,249	1,202
Deferred income	202	199
Other non-current liabilities	407	370
Total liabilities	8,688	8,422
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 217,529,700 shares in 2015 and 216,862,509 shares in 2014	2	2
Treasury stock, at cost – 101,536,625 shares in 2015 and 95,806,076 shares in 2014	(4,328)	(3,843)
Additional paid-in capital	3,908	3,889
Retained earnings	1,501	1,183
Accumulated other comprehensive (loss)/income	(67)	24
Total stockholders’ equity	1,016	1,255
Noncontrolling interest	3	2
Total equity	1,019	1,257
Total liabilities and equity	$9,707	$9,679

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income	$471	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	175
Provision for loan losses	184	200
Deferred income taxes	32	24
Stock-based compensation	44	43
Excess tax benefits from stock-based compensation	(17)	(34)
Asset impairments	7	8
Non-cash interest	17	17
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	28	47
Vacation ownership contract receivables	(213)	(156)
Inventory	(16)	50
Prepaid expenses	4	8
Other current assets	38	13
Accounts payable, accrued expenses and other current liabilities	75	38
Deferred income	(12)	20
Other, net	2	(3)
Net cash provided by operating activities	817	899
Investing Activities
Property and equipment additions	(157)	(149)
Net assets acquired, net of cash acquired	(97)	(18)
Payments of development advance notes	(7)	(15)
Proceeds from development advance notes	7	—
Equity investments and loans	(12)	(10)
Proceeds from asset sales	24	5
Decrease in securitization restricted cash	3	2
(Increase)/decrease in escrow deposit restricted cash	(8)	1
Other, net	3	(1)
Net cash used in investing activities	(244)	(185)
Financing Activities
Proceeds from securitized borrowings	1,204	1,412
Principal payments on securitized borrowings	(1,259)	(1,381)
Proceeds from long-term debt	82	67
Principal payments on long-term debt	(128)	(117)
(Repayments of)/proceeds from commercial paper, net	(102)	28
Proceeds from notes issued	348	—
Proceeds from vacation ownership inventory arrangements	65	—
Repayments of vacation ownership inventory arrangements	(5)	—
Dividends to shareholders	(153)	(136)
Repurchase of common stock	(485)	(477)
Excess tax benefits from stock-based compensation	17	34
Debt issuance costs	(16)	(14)
Net share settlement of incentive equity awards	(42)	(63)
Other, net	(3)	(1)
Net cash used in financing activities	(477)	(648)
Effect of changes in exchange rates on cash and cash equivalents	(20)	(8)
Net increase in cash and cash equivalents	76	58
Cash and cash equivalents, beginning of period	183	194
Cash and cash equivalents, end of period	$259	$252

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)	—	—	—	(42)
Change in deferred compensation	—	—	—	44	—	—	—	44
Repurchase of common stock	(6)	—	(485)	—	—	—	—	(485)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(153)	—	—	(153)
Other	—	—	—	—	—	—	1	1
Balance as of September 30, 2015	116	$2	$(4,328)	$3,908	$1,501	$(67)	$3	$1,019

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	448	—	1	449
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(63)	—	—	—	(63)
Change in deferred compensation	—	—	—	43	—	—	—	43
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(6)	—	(481)	—	—	—	—	(481)
Change in excess tax benefit on equity awards	—	—	—	34	—	—	—	34
Dividends	—	—	—	—	(134)	—	—	(134)
Other	—	—	—	2	—	—	—	2
Balance as of September 30, 2014	123	$2	$(3,672)	$3,875	$1,146	$57	$3	$1,411

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

Recently Issued Accounting Pronouncements
Simplifying the Accounting for Measurement-Period Adjustments from Business Combination. In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for measurement-period adjustments related to a business combination. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Simplifying the Presentation of Debt Issuance Costs. During 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to Wyndham shareholders	$190	$206	$471	$448
Basic weighted average shares outstanding	117	124	119	126
SSARs (a), RSUs (b) and PSUs (c)	1	2	1	2
Weighted average diluted shares outstanding	118	126	120	128
Earnings per share:
Basic	$1.62	$1.65	$3.96	$3.55
Diluted	1.61	1.64	3.93	3.51
Dividends:
Aggregate dividends paid to shareholders	$49	$44	$153	$136

(a)	Stock-settled appreciation rights (“SSARs”).

(b)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(c)	Excludes 0.6 million performance vested restricted stock units (“PSUs”) for both the three and nine months ended September 30, 2015 and
0.4 million PSUs for both the three and nine months ended September 30, 2014, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2014	71.3	$3,062	$42.94
For the nine months ended September 30, 2015	5.7	485	84.61
As of September 30, 2015	77.0	$3,547	46.04

The Company had $531 million of remaining availability under its program as of September 30, 2015. The total capacity of the program was increased by proceeds received from stock option exercises.

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

Dolce Hotels and Resorts. During January 2015, the Company completed the acquisition of Dolce Hotels and Resorts (“Dolce”), a manager of properties focused on group accommodations. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within its lodging business. The net consideration of $57 million was comprised of $52 million in cash, net of cash acquired, for the equity of Dolce and $5 million related to debt repaid at closing. The preliminary purchase price allocation resulted in the recognition of $31 million of goodwill, none of which is expected to be deductible for tax purposes, $28 million of definite-lived intangible assets with a weighted average life of 15 years, and $14 million of trademarks. In addition, the fair value of assets acquired and liabilities assumed resulted in $9 million of other assets and $25 million of liabilities, all of which were assigned to the Company’s Lodging segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During the nine months ended September 30, 2015, the Company completed five acquisitions for a total of $39 million in cash, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of (i) $12 million of property and equipment, all of which was allocated to the Company’s Vacation Ownership segment and (ii) $16 million of goodwill, majority of which is expected to be deductible for tax purposes, and $15 million of definite-lived intangible assets with a weighted average life of 11 years, both of which were allocated to the Company’s Vacation Exchange and Rentals segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,576			$1,551
Trademarks	$724			$713
Amortized Intangible Assets:
Franchise agreements	$595	$383	$212	$594	$371	$223
Management agreements	156	43	113	105	35	70
Trademarks	8	5	3	7	3	4
Other	152	67	85	167	63	104
	$911	$498	$413	$873	$472	$401

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2014	Goodwill Acquired During 2015	Foreign Exchange	Balance as of September 30, 2015

Lodging	$300	$31	$—	$331
Vacation Exchange and Rentals	1,224	16	(22)	1,218
Vacation Ownership	27	—	—	27
Total Company	$1,551	$47	$(22)	$1,576

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Franchise agreements	$3	$4	$11	$12
Management agreements	3	2	7	6
Other	4	3	10	10
Total (*)	$10	$9	$28	$28

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of September 30, 2015, the Company expects related amortization expense as follows:

Amount
Remainder of 2015	$9
2016	37
2017	36
2018	34
2019	33
2020	32

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30, 2015	December 31, 2014
Current vacation ownership contract receivables:
Securitized	$251	$256
Non-securitized	80	88
Current vacation ownership receivables, gross	331	344
Less: Allowance for loan losses	58	59
Current vacation ownership contract receivables, net	$273	$285
Long-term vacation ownership contract receivables:
Securitized	$2,217	$2,256
Non-securitized	719	672
Long-term vacation ownership receivables, gross	2,936	2,928
Less: Allowance for loan losses	526	522
Long-term vacation ownership contract receivables, net	$2,410	$2,406

During the three and nine months ended September 30, 2015, the Company’s securitized vacation ownership contract receivables generated interest income of $83 million and $248 million, respectively. During the three and nine months ended September 30, 2014, such amounts were $74 million and $217 million, respectively. Such interest income is included within consumer financing on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the nine months ended September 30, 2015 and 2014, the Company originated vacation ownership contract receivables of $818 million and $754 million, respectively, and received principal collections of $605 million and $598 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.7% and 13.6% as of September 30, 2015 and December 31, 2014, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	184
Contract receivables write-offs, net	(181)
Allowance for loan losses as of September 30, 2015	$584

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	200
Contract receivables write-offs, net	(183)
Allowance for loan losses as of September 30, 2014	$583
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $78 million and $184 million as a reduction of net revenues during the three months and nine months ended September 30, 2015, respectively, and $70 million and $200 million for the three and nine months ended September 30, 2014, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,614	$1,032	$165	$115	$221	$3,147
31 - 60 days	14	23	16	4	2	59
61 - 90 days	7	11	11	2	1	32
91 - 120 days	5	9	11	3	1	29
Total	$1,640	$1,075	$203	$124	$225	$3,267

	As of December 31, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,556	$1,028	$191	$115	$261	$3,151
31 - 60 days	12	23	16	4	3	58
61 - 90 days	7	13	11	2	1	34
91 - 120 days	5	10	11	2	1	29
Total	$1,580	$1,074	$229	$123	$266	$3,272
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

6.	Inventory
Inventory consisted of:

	September 30, 2015	December 31, 2014
Land held for VOI development	$136	$136
VOI construction in process	98	226
Inventory sold subject to conditional repurchase	135	73
Completed VOI inventory	582	431
Estimated recoveries	241	235
Exchange and rentals vacation credits and other	60	61
Total inventory	1,252	1,162
Less: Current portion (*)	273	302
Non-current inventory	$979	$860

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the nine months ended September 30, 2015 and 2014, the Company transferred $67 million and $18 million, respectively, from property and equipment to VOI inventory.

Inventory Sale Transactions
During the third quarter of 2015, the Company sold real property located in St. Thomas, U.S. Virgin Island to a third-party developer, consisting of $67 million of vacation ownership inventory, in exchange for $65 million in cash consideration and $2 million of a receivable to be paid in the fourth quarter of 2015. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

The Company recognized no gain or loss on these sales transactions. In accordance with the agreements with the third-party developers, the Company has conditional rights and conditional obligations to repurchase the completed properties from the developers subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligations of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as a sale.

During the fourth quarter of 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $43 million as of September 30, 2015, of which $11 million was included within accrued expenses and other current liabilities and $32 million was included within other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2014, the Company had an outstanding obligation of $42 million, of which $10 million was included within accrued expenses and other current liabilities and $32 million was included within other non-current liabilities on the Consolidated Balance Sheet.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $136 million as of September 30, 2015, of which $23 million were included within accrued expenses and other current liabilities and $113 million were included within other non-current liabilities on the Consolidated Balance Sheet. During the third quarter of 2015, the Company paid $12 million to the third-party developer, of which $6 million was for vacation ownership inventory located in Las Vegas, Nevada, $5 million was for its obligation under the vacation ownership inventory arrangements and $1 million was accrued interest. As of December 31, 2014, the Company had an outstanding obligation related to the Las Vegas property of $73 million, of which $5 million was included within accrued expenses and other current liabilities and $68 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $309 million as of September 30, 2015.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2015	December 31, 2014
Securitized vacation ownership debt: (a)
Term notes	$1,843	$1,962
Bank conduit facility (due August 2017)	267	203
Total securitized vacation ownership debt	2,110	2,165
Less: Current portion of securitized vacation ownership debt	210	214
Long-term securitized vacation ownership debt	$1,900	$1,951
Long-term debt: (b)
Revolving credit facility (due July 2020)	$20	$25
Commercial paper	87	189
$315 million 6.00% senior unsecured notes (due December 2016) (c)	316	317
$300 million 2.95% senior unsecured notes (due March 2017)	299	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (d)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (e)	409	410
$350 million 5.10% senior unsecured notes (due October 2025) (f)	338	—
Capital leases	158	170
Other	49	81
Total long-term debt	3,073	2,888
Less: Current portion of long-term debt	44	47
Long-term debt	$3,029	$2,841

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,582 million and $2,629 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of September 30, 2015 and December 31, 2014, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discounts aggregating $15 million and $14 million as of September 30, 2015 and December 31, 2014, respectively.

(c)	Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of September 30, 2015 and December 31, 2014, respectively.

(d)
As of September 30, 2015, includes unamortized gains from the settlement of a derivative in the amount of $3 million. As of December 31, 2014, includes a $3 million increase in the carrying value resulting from a fair value hedge derivative.

(e)
As of September 30, 2015, includes unamortized gains from the settlement of a derivative in the amount of $11 million. As of December 31, 2014, includes a $13 million increase in the carrying value resulting from a fair value hedge derivative.

(f)	As of September 30, 2015, includes unamortized losses from the settlement of a derivative in the amount of $10 million.

Debt Issuances
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

Sierra Timeshare 2015-1 Receivables Funding, LLC. During March 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.54%. The advance rate for this transaction was 90%. As of September 30, 2015, the Company had $259 million of outstanding borrowings under these term notes.

Sierra Timeshare 2015-2 Receivables Funding, LLC. During July 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-2 Receivables Funding, LLC, with an initial principal amount of $275 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.56%. The advance rate for this transaction was 90%. As of September 30, 2015, the Company had $242 million of outstanding borrowings under these term notes.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2015, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2017. The facility has a total capacity of $650 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread.

5.10% Senior Unsecured Notes. During September 2015, the Company issued senior unsecured notes, with face value of $350 million and bearing interest at a rate of 5.10%, for net proceeds of $348 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on September 15, 2015 and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2016. The notes will mature on October 1, 2025 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness. In connection with this transaction, the Company settled an interest swap agreement resulting in a payment of $10 million which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. As of September 30, 2015, the Company had a $10 million deferred loss which was included within long-term debt on the Consolidated Balance Sheet and will be amortized over the tenor of the senior unsecured notes within interest expense on the Consolidated Statement of Income.

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of September 30, 2015, the Company had outstanding borrowings of $87 million at a weighted average interest rate of 0.86%, all of which were under its U.S. commercial paper program. As of December 31, 2014, the Company had outstanding borrowings of $189 million at a weighted average interest rate of 0.89%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During 2013, the Company entered into fixed to variable interest rate swap agreements (the “Swaps”) on its 3.90% and 4.25% senior unsecured notes (the “Senior Notes”) with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. As of September 30, 2015, the Company had $14 million of deferred gains which were included within long-term debt on the Consolidated Balance Sheet and will be recognized within interest expense on the Consolidated Statement of Income over the remaining life of the Senior Notes. As of December 31, 2014, the aggregate fair value of these Swaps was $18 million of assets which were included in other non-current assets on the Consolidated Balance Sheet.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2015 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$210	$44	$254
Between 1 and 2 years	223	648	871
Between 2 and 3 years	432	476	908
Between 3 and 4 years	201	13	214
Between 4 and 5 years	208	159	367
Thereafter	836	1,733	2,569
	$2,110	$3,073	$5,183

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2015, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	267	20
Letters of credit	—	1
Commercial paper borrowings	—	87	(b)
Available Capacity	$383	$1,392

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Interest Expense
During the three and nine months ended September 30, 2015, the Company incurred non-securitized interest expense of $33 million and $89 million, respectively, which consisted of $35 million and $94 million of interest on long-term debt, partially offset by $2 million and $5 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $102 million during the nine months ended September 30, 2015.

During the three and nine months ended September 30, 2014, the Company incurred non-securitized interest expense of $28 million and $84 million, respectively, which consisted of $31 million and $90 million of interest on long-term debt, partially offset by $2 million and $4 million of capitalized interest. In addition, the Company incurred $1 million and $2 million of gains resulting from the ineffectiveness of fair value hedges during the three and nine months ended September 30, 2014. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $98 million during the nine months ended September 30, 2014.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and nine months ended September 30, 2015 was $18 million and $55 million, respectively, and $18 million and $52 million during the three and nine months ended September 30, 2014, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $42 million and $39 million during the nine months ended September 30, 2015 and 2014, respectively.

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

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy- remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2015	December 31, 2014
Securitized contract receivables, gross (a)	$2,468	$2,512
Securitized restricted cash (b)	93	96
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	2	1
Total SPE assets (e)	2,582	2,629
Securitized term notes (f)	1,843	1,962
Securitized conduit facilities (f)	267	203
Other liabilities (g)	2	1
Total SPE liabilities	2,112	2,166
SPE assets in excess of SPE liabilities	$470	$463

(a)
Included in current ($251 million and $256 million as of September 30, 2015 and December 31, 2014, respectively) and non-current ($2,217 million and $2,256 million as of September 30, 2015 and December 31, 2014, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($73 million and $75 million as of September 30, 2015 and December 31, 2014, respectively) and other non-current assets ($20 million and $21 million as of September 30, 2015 and December 31, 2014, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $27 million and $30 million as of September 30, 2015 and December 31, 2014, respectively, related to securitized debt.

(f)
Included in current ($210 million and $214 million as of September 30, 2015 and December 31, 2014, respectively) and long-term ($1,900 million and $1,951 million as of September 30, 2015 and December 31, 2014, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $799 million and $760 million as of September 30, 2015 and December 31, 2014, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30, 2015	December 31, 2014
SPE assets in excess of SPE liabilities	$470	$463
Non-securitized contract receivables	799	760
Less: Allowance for loan losses	584	581
Total, net	$685	$642
In addition to restricted cash related to securitizations, the Company had $62 million and $51 million of restricted cash related to escrow deposits as of September 30, 2015 and December 31, 2014, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

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

The assets and liabilities of the SPE are as follows:

	September 30, 2015	December 31, 2014
Property and equipment, net	$39	$64
Total SPE assets	39	64
Accrued expenses and other current liabilities	—	1
Long-term debt (*)	46	77
Total SPE liabilities	46	78
SPE deficit	$(7)	$(14)

(*)
As of September 30, 2015, included $42 million relating to a four-year mortgage note due in 2017 and $4 million of mandatorily redeemable equity, of which $29 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2014, included $71 million relating to a four-year mortgage note due in 2017 and $6 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2015, the SPE conveyed $23 million of property and equipment to the Company.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value (all of which are Level 2) on a recurring basis:

	As of		As of
	September 30, 2015		December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Derivatives: (a)
Interest rate contracts	$—	$—	$18	$18
Foreign exchange contracts	2	2	1	1
Total assets	$2	$2	$19	$19
Liabilities
Derivatives: (b)
Interest rate contracts (c)	$—	$—	$4	$4
Foreign exchange contracts	2	2	3	3
Total liabilities	$2	$2	$7	$7

(a)
Included in other current assets ($2 million and $1 million as of September 30, 2015 and December 31, 2014, respectively) and other non-current assets ($18 million as of December 31, 2014) on the Consolidated Balance Sheets.

(b)	Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(c)	As of December 31, 2014, primarily related to interest rate swap locks for the 2015 issuance of senior unsecured notes.

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,683	$3,308	$2,691	$3,284
Debt
Total debt	5,183	5,228	5,053	5,140

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

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in losses of $5 million and $12 million during the three months ended September 30, 2015 and 2014, respectively, and losses of $10 million and $11 million during the nine months ended September 30, 2015 and 2014, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for both the three and nine months ended September 30, 2015 and 2014 were not material.

11.	Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2012. In addition, with few exceptions, the Company is no longer subject to state and local, or foreign income tax examinations for years prior to 2008.

The Company’s effective tax rate decreased from 36.6% during the three months ended September 30, 2014 to 34.9% during the three months ended September 30, 2015 primarily due to the release of reserves resulting from the expiration of statutes of limitation during the third quarter of 2015.

The Company’s effective tax rate decreased from 37.1% during the nine months ended September 30, 2014 to 36.0% during the nine months ended September 30, 2015 primarily due to the absence of the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014, for which the Company received no tax benefit, as well as the release of reserves resulting from the expiration of statutes of limitation during the third quarter of 2015.

The Company made cash income tax payments, net of refunds, of $181 million and $187 million during the nine months ended September 30, 2015 and 2014, respectively.

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

On June 26, 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC (“WHG”), Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc. (“WHM”), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM dispute the allegations in the lawsuit and are defending this lawsuit vigorously. The Company does not believe that the data breach incidents were material, nor does it expect that the outcome of the FTC litigation will have a material effect on the Company’s results of operations, financial position or cash flows. On March 26, 2013, the Company’s, WHG’s, WHR’s and WHM’s motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR’s motion to dismiss the lawsuit was denied on April 7, 2014. The Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The motion to dismiss the lawsuit filed by the Company, WHG and WHM was denied on June 23, 2014. On July 29, 2014, the Third Circuit Court of Appeals granted WHR’s request to file an interlocutory appeal of the District Court’s denial of its motion to dismiss. WHR filed its brief in support of its interlocutory appeal on October 6, 2014. The FTC filed its opposition brief on November 5, 2014, and WHR filed its reply brief on December 8, 2014. The Third Circuit Court of Appeals held oral argument on the interlocutory appeal on March 3, 2015, and the parties submitted additional briefing on March 27, 2015. On August 24, 2015, the Third Circuit Court of Appeals affirmed the District Court’s denial of WHR’s motion to dismiss and ordered that the case return to District Court for further litigation. The Company is unable at this time to estimate any loss or range of reasonably possible loss.

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

The Company believes that it has adequately accrued for such matters with reserves of $30 million and $24 million as of September 30, 2015 and December 31, 2014, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $37 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Lodging
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of the Company’s existing guarantees range from 7 to 10 years and provide for early termination provisions under certain circumstances. As of September 30, 2015, the maximum potential amount of future payments that may be made under these guarantees was $174 million with a combined annual cap of $44 million. As of September 30, 2015, the Company also had a conditional guarantee with a hotel that will become effective when all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million with an annual cap of $10 million.

In connection with such performance guarantees, as of September 30, 2015, the Company maintained a liability of $29 million, of which $24 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of September 30, 2015, the Company also had a corresponding $36 million asset related to these guarantees, of which $32 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company maintained a liability of $32 million, of which $31 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2014, the Company also had a corresponding $39 million asset related to the guarantees, of which $35 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and $3 million for the three and nine months ended September 30, 2015, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2014, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $31 million as of September 30, 2015, of which $1 million was included in other current assets and $30 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company had a receivable of $26 million which was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party (see Note 6 - Inventory).

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

13.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$(13)	$(8)	$(12)	$(33)
Period change	(107)	7	—	(100)
Balance, September 30, 2015	$(120)	$(1)	$(12)	$(133)

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$50	$4	$3	$57
Period change	12	(3)	—	9
Balance, September 30, 2015	$62	$1	$3	$66

	Foreign	Unrealized	Defined
	Currency	Gains/(Losses)	Benefit
	Translation	on Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$37	$(4)	$(9)	$24
Period change	(95)	4	—	(91)
Balance, September 30, 2015	$(58)	$—	$(9)	$(67)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2015, 16.3 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2015 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2014	2.0		$57.13	0.7		$57.99	0.7		$40.09
Granted (a)	0.6		91.60	0.2		91.81	0.1		91.81
Vested	(0.9)		49.21	(0.3)		44.57	—		—
Balance as of September 30, 2015	1.7	(b) (c)	73.68	0.6	(d)	75.87	0.8	(b) (e)	46.45

(a)	Primarily represents awards granted by the Company on February 26, 2015.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $101 million as of September 30, 2015, which is expected to be recognized over a weighted average period of 2.7 years.

(c)	Approximately 1.6 million RSUs outstanding as of September 30, 2015 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $27 million as of September 30, 2015.

(e)
Approximately 0.6 million SSARs are exercisable as of September 30, 2015. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2015 had an intrinsic value of $23 million and have a weighted average remaining contractual life of 2.3 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $14 million and $43 million during the three and nine months ended September 30, 2015, respectively, and $13 million and $43 million during the three and nine months ended September 30, 2014, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. During the nine months ended September 30, 2015, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million due to the vesting of RSUs and PSUs. As of September 30, 2015, the Company’s APIC Pool balance was $129 million.

The Company paid $42 million and $63 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2015 and 2014, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

15.	Segment Information
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Consolidated Statements of Income. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2015		2014
	Net Revenues	EBITDA	Net Revenues		EBITDA
Lodging (a)	$357	$83	$315	(c)	$100
Vacation Exchange and Rentals	476	134	512		159
Vacation Ownership	750	200	704		188
Total Reportable Segments	1,583	417	1,531		447
Corporate and Other (b)	(19)	(35)	(17)		(36)
Total Company	$1,564	$382	$1,514		$411

Reconciliation of EBITDA to Net income

		Three Months Ended September 30,
		2015			2014
EBITDA		$382			$411
Depreciation and amortization		59			60
Interest expense		33			28
Interest income		(2)			(2)
Income before income taxes		292			325
Provision for income taxes		102			119
Net income		$190			$206

(a)
Includes $16 million and $11 million of intersegment trademark fees during the three months ended September 30, 2015 and 2014, respectively, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

(c)	Includes $2 million of hotel management reimbursable revenues, which was charged to the Company’s Vacation Ownership segment and eliminated in Corporate and Other.

	Nine Months Ended September 30,
	2015		2014
	Net Revenues	EBITDA	Net Revenues		EBITDA
Lodging (a)	$983	$255	$835	(c)	$250
Vacation Exchange and Rentals	1,228	323	1,293		333
Vacation Ownership	2,067	513	1,970		488
Total Reportable Segments	4,278	1,091	4,098		1,071
Corporate and Other (b)	(54)	(100)	(48)		(104)
Total Company	$4,224	$991	$4,050		$967

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

		Nine Months Ended September 30,
		2015			2014
EBITDA		$991			$967
Depreciation and amortization		173			175
Interest expense		89			84
Interest income		(7)			(6)
Income before income taxes		736			714
Provision for income taxes		265			265
Net income		471			449
Net income attributable to noncontrolling interest		—			(1)
Net income attributable to Wyndham shareholders		$471			$448

(a)
Includes $43 million and $31 million of intersegment trademark fees during the nine months ended September 30, 2015 and 2014, respectively, which are offset in expenses primarily at the Company’s Vacation Ownership segment and are eliminated in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

(c)	Includes $6 million of hotel management reimbursable revenues, which was charged to the Company’s Vacation Ownership segment and eliminated in Corporate and Other.

16.	Restructuring, Impairment and Other Charges
Restructuring

During the third quarter of 2015, the Company committed to $8 million of restructuring initiatives focused on a realignment of brand services and call center operations within its lodging business, a rationalization of international operations within its vacation exchange and rentals business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. The remaining liability of $7 million as of September 30, 2015 is expected to be paid in cash primarily by the end of 2016.
During 2014, the Company committed to restructuring initiatives at its vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. During the nine months ended September 30, 2015, the Company reduced its liability with $5 million of cash payments and reversed $1 million related to previously recorded contract termination costs. The remaining liability of $1 million as of September 30, 2015 is expected to be paid in cash primarily by the end of 2015.

The Company has additional restructuring plans which were implemented prior to 2014. During 2015, the Company reduced its liability for such plans with $1 million of cash payments. The remaining liability of $3 million as of September 30, 2015, which is related to leased facilities, is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of						Liability as of
	December 31, 2014	Costs Recognized		Cash Payments	Other		September 30, 2015
Personnel-related	$6	$7	(a)	$(5)	$—		$8
Facility-related	4	—		(1)	—		3
Contract terminations	1	—		—	(1)	(b)	—
Asset impairment	—	1		—	(1)	(c)	—
	$11	$8		$(6)	$(2)		$11

(a)	Represents severance costs incurred at the Company’s lodging, vacation exchange and rentals and vacation ownership businesses resulting from a reduction of 354 employees.

(b)	Represents a reversal of a portion of previously recorded expenses at the Company’s vacation exchange and rentals business.

(c)	Represents the non-cash asset impairment charge associated with a facility at the Company’s vacation exchange and rentals business.

Impairments

During the third quarter of 2015, the Company recorded a $7 million non-cash impairment charge at its lodging business related to the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party partner. Such charge is recorded within asset impairments on the Consolidated Statement of Income.

During the third quarter of 2014, the Company recorded an $8 million non-cash impairment charge at its lodging business related to the write-down of an investment in a joint venture. The impairment was the result of the joint venture’s recurring losses and negative operating cash flows. Such charge is recorded within asset impairments on the Consolidated Statement of Income.

Other Charge

During the third quarter of 2015, the Company recorded a $14 million charge relating to the anticipated termination of a management agreement at its lodging business.

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $35 million and $38 million as of September 30, 2015 and December 31, 2014, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2015, the letter of credit was $53 million.

As of September 30, 2015, the $35 million of Separation related liabilities is comprised of $31 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of September 30, 2015, $21 million is recorded in accrued expenses and other current liabilities and $14 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both September 30, 2015 and December 31, 2014, respectively, which is included within other current assets on the Consolidated Balance Sheets.

18.	Subsequent Event
Securitization Term Transaction

On October 21, 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-3 Receivables Funding, LLC, with an initial principal amount of $300 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.69%. The advance rate for this transaction was 89%.

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and “EBITDA” (a non-GAAP measure), which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2015 and 2014. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2015	2014	% Change
Lodging (a)
Number of rooms (b)	671,900	655,300	2.5
RevPAR (c)	$43.34	$43.71	(0.8)
Vacation Exchange and Rentals
Average number of members (in 000s) (d)	3,835	3,777	1.5
Exchange revenue per member (e)	$163.38	$171.77	(4.9)
Vacation rental transactions (in 000s) (a) (f)	462	455	1.5
Average net price per vacation rental (a) (g)	$642.00	$727.40	(11.7)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$565,000	$513,000	10.1
Tours (in 000s) (j)	227	225	0.9
Volume Per Guest (“VPG”) (k)	$2,354	$2,158	9.1

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended September 30 (in millions):

	2015	2014
Gross VOI sales	$565	$513
Less: WAAM Fee-for-Service sales (*)	(37)	(27)
Gross VOI sales, net of WAAM Fee-for-Service sales	528	486
Less: Loan loss provision	(78)	(70)
Less: Impact of POC accounting	(2)	(1)
Vacation ownership interest sales	$448	$415

(*)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $23 million and $18 million for the three months ended September 30, 2015 and 2014, respectively.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $32 million and $27 million during the three months ended September 30, 2015 and 2014, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE MONTHS ENDED SEPTEMBER 30, 2014
Our consolidated results are as follows:

	Three Months Ended September 30,
	2015	2014	Favorable/(Unfavorable)
Net revenues	$1,564	$1,514	$50
Expenses	1,244	1,163	(81)
Operating income	320	351	(31)
Other (income), net	(3)	—	3
Interest expense	33	28	(5)
Interest (income)	(2)	(2)	—
Income before income taxes	292	325	(33)
Provision for income taxes	102	119	17
Net income	$190	$206	$(16)

Net revenues increased $50 million (3.3%) for the three months ended September 30, 2015 compared with the same period last year. Foreign currency translation unfavorably impacted net revenues by $58 million. Excluding foreign currency translation, net revenues increased primarily from:

•	$58 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•	$41 million of incremental revenues from acquisitions at our lodging and vacation exchange and rentals businesses;

•	$29 million of revenue growth at our vacation exchange and rentals business primarily from stronger volume and higher yield on rental transactions; and

•	a $9 million increase at our lodging business (excluding $2 million of intersegment revenues) primarily related to higher fees for ancillary services.

Such revenue increases were partially offset by the absence of $29 million of revenues from our U.K.-based camping business, which was sold during 2014.

Expenses increased $81 million (7.0%) for the three months ended September 30, 2015 compared with the same period last year. Foreign currency favorably impacted expenses by $41 million. Excluding foreign currency, expenses increased primarily from:

•	$73 million of higher expenses from operations primarily related to the revenue increases;

•	$38 million of incremental expenses from acquisitions at our lodging and vacation exchange and

•	rentals businesses;

•	$14 million of costs associated with the anticipated termination of a management contract at our lodging business; and

•	$8 million of restructuring costs resulting from organizational realignments across our businesses.

Such increases were partially offset by the absence of $11 million of expenses from our U.K.-based camping business, which was sold during 2014.

Interest expense increased $5 million for the three months ended September 30, 2015 compared to the prior year primarily due to a higher average effective interest rate resulting from the termination of interest rate swaps during the second quarter of 2015.
Our effective tax rate decreased from 36.6% during the three months ended September 30, 2014 to 34.9% during the three months ended September 30, 2015 primarily due to the release of reserves resulting from the expiration of statutes of limitation during the third quarter of 2015.
As a result of these items, net income decreased $16 million (7.8%) as compared to the third quarter of 2014.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2015 compared to September 30, 2014:

	Net Revenues			EBITDA
	2015	2014	% Change	2015		2014		% Change
Lodging	$357	$315	13.3	$83	(b)	$100	(f)	(17.0)
Vacation Exchange and Rentals	476	512	(7.0)	134	(c)	159		(15.7)
Vacation Ownership	750	704	6.5	200	(d)	188		6.4
Total Reportable Segments	1,583	1,531	3.4	417		447		(6.7)
Corporate and Other (a)	(19)	(17)	(11.8)	(35)	(e)	(36)	(e)	2.8
Total Company	$1,564	$1,514	3.3	$382		$411		(7.1)

Reconciliation of EBITDA to Net income

				2015		2014
EBITDA				$382		$411
Depreciation and amortization				59		60
Interest expense				33		28
Interest income				(2)		(2)
Income before income taxes				292		325
Provision for income taxes				102		119
Net income				$190		$206

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $14 million of costs associated with the anticipated termination of a management contract, (ii) a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from the decision to outsource our reservation system to a third-party provider and (iii) $4 million of restructuring costs incurred as a result of a realignment of brand services and call center operations.

(c)	Includes $3 million of restructuring costs incurred as a result of a rationalization of our international operations.

(d)	Includes $1 million of restructuring costs incurred as a result of an organizational realignment of the sales function.

(e)	Includes $35 million and $36 million of corporate costs during the three months ended September 30, 2015 and 2014, respectively.

(f)	Includes an $8 million write-down of an investment in a joint venture, partially offset by a $1 million reversal of a portion of a restructuring reserve established during the fourth quarter of 2013.

Lodging

Net revenues increased $42 million (13.3%) and EBITDA decreased $17 million (17.0%) during the three months ended September 30, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted revenues and EBITDA by $4 million and $3 million, respectively.

Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) decreased $2 million. Excluding the impact of (i) a reclassification of $5 million of fees from marketing to ancillary (which had no impact on EBITDA), (ii) $4 million of unfavorable foreign currency and (iii) $3 million of incremental revenues from the Dolce Hotels and Resorts (“Dolce”) acquisition, royalty, marketing and reservation revenues increased $4 million. Excluding Dolce, domestic RevPAR increased 4.3% and system size increased 1.7%. The increase in domestic RevPAR was driven by a 2.2% increase in occupancy and a 2.1% increase in average daily rates. International RevPAR (excluding Dolce) decreased 13.4% principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Reimbursable revenues increased $34 million primarily resulting from $31 million of incremental revenues from the Dolce acquisition. Such increases in revenues had no impact on EBITDA.

Net revenues and EBITDA were favorably impacted by $5 million of higher intersegment licensing fees of which $4 million is related to an increase in the rate charged to our vacation ownership business for the use of the Wyndham trade name. Revenues from our owned hotels decreased $1 million and EBITDA increased $1 million. The revenue decrease was primarily due to the conversion of rooms into timeshare units at our Rio Mar owned property. The EBITDA increase was primarily the result of operating cost savings.

Ancillary revenues increased $7 million primarily due to (i) a reclassification of $5 million of fees from marketing to ancillary (which had no impact on EBITDA), (ii) higher services provided to managed properties and (iii) growth in our co-branded credit card program, partially offset by the absence of $4 million of revenues resulting from the impact of a new co-branded credit card agreement executed during the third quarter of 2014 program. EBITDA from ancillary services decreased $3 million primarily due to the absence of the $4 million of revenues resulting from the new credit card agreement executed during 2014.

In addition, EBITDA was unfavorably impacted by:

•	$14 million of costs associated with the anticipated termination of a management contract;

•
a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2015 resulting from the decision to outsource our reservation system to a third-party provider; and

•	$4 million of restructuring charges incurred during 2015.

Such decreases in EBITDA were partially offset by the absence of an $8 million non-cash charge related to the write-down of an investment in a joint venture during the third quarter of 2014.

As of September 30, 2015, we had approximately 7,760 properties and approximately 672,000 rooms in our system. Additionally, our hotel development pipeline included 910 hotels and over 122,800 rooms, of which 61% were international and 68% were new construction.

Vacation Exchange and Rentals
Net revenues and EBITDA decreased $36 million (7.0%) and $25 million (15.7%), respectively, during the three months ended September 30, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $42 million and $11 million, respectively. The divestiture of our U.K.-based camping business during 2014 unfavorably impacted revenues and EBITDA by $29 million and $18 million, respectively.
Our acquisitions of vacation rental brands contributed $6 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $2 million of incremental EBITDA during the third quarter of 2015.
Net revenues generated from rental transactions and related services decreased $35 million. Excluding an unfavorable foreign currency translation impact of $34 million, a $29 million unfavorable impact from the divestiture and $5 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $23 million principally due to a 5.8% increase in rental transaction volume and a 1.7% increase in average net price per vacation rental. The increase in volume is driven by growth across all of our global vacation rental brands. The increase in average net price per vacation rental reflects higher pricing at our Netherlands-based Landal GreenParks brand, as well as the mix impact of growth resulting from higher priced accommodations at our U.K.-based James Villa Holidays brand.
Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $5 million. Excluding an unfavorable foreign currency translation impact of $7 million, exchange and related service revenues increased $2 million primarily due to a 1.5% increase in the average number of members principally resulting from new member growth in RCI North America and RCI Latin America.
Additionally, ancillary revenues increased $4 million, which includes a $3 million change in the classification of third-party sales commission fees to operating expenses, which were previously reported as contra revenue in prior periods.

In addition, EBITDA was unfavorably impacted by:

•	$14 million of higher costs resulting from revenue increases across our vacation rentals brands;

•	$4 million of higher employee-related expenses; and

•	$3 million of restructuring charges to rationalize our international operations.

Vacation Ownership
Net revenues and EBITDA increased $46 million (6.5%) and $12 million (6.4%), respectively, during the three months ended September 30, 2015 compared with the same period of 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $12 million and $4 million, respectively.
Net VOI revenue increased $33 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $9 million, net VOI revenues increased $42 million primarily due to higher gross VOI sales partially offset by an $8 million increase in our provision for loan losses resulting from higher VOI sales. Gross VOI sales increased $52 million (10.1%) compared to the same period last year due to a 9.1% increase in VPG primarily attributable to a higher average transaction size. Tour flow increased 1% primarily the result of our focus on new owner generation.
EBITDA from VOI-related operations increased $27 million primarily due to the net VOI revenue increase and a $6 million reduction in the cost of VOIs sold primarily due to lower product costs. Such increases in EBITDA were partially offset by $10 million of higher sales and commission expenses primarily due to the increase in VOI sales and $3 million of higher marketing costs principally due to an increase in costs for tours targeting new owner generation.
Commission revenues generated by WAAM Fee-for-Service increased $5 million compared to the prior year, primarily resulting from $10 million of higher VOI sales under WAAM Fee-for-Service.
Consumer financing revenues and EBITDA remained flat, compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $2 million, revenue and EBITDA both increased $2 million. The revenue growth was due to higher weighted average interest rates earned on contract receivables partially offset by a lower average portfolio balance. EBITDA was also impacted by higher interest expense resulting from an increase in the average securitized debt balance partially offset by a reduction in the weighted average interest rate on our securitized debt to 3.5% from 3.7%. As a result, our net interest income margin decreased to 82.9% compared to 83.8% during 2014.
Property management revenues increased $8 million and EBITDA decreased $1 million compared to the prior year due primarily to higher reimbursable revenues partially offset by higher operating costs.
In addition, EBITDA was unfavorably impacted by:

•	a $5 million increase in intersegment licensing fees charged from the lodging business for the use of the Wyndham tradename;

•	$4 million of higher maintenance fees for unsold inventory; and

•	$2 million of higher general and administrative expenses.

Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues primarily charged between our vacation ownership and lodging businesses, decreased $2 million during the three months ended September 30, 2015 compared to 2014.
Corporate expenses (excluding intercompany expense eliminations) decreased $1 million during the three months ended September 30, 2015 compared to the prior year primarily due to lower professional fees and information technology expenses, partially offset by an increase in employee related costs due to timing.

NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. NINE MONTHS ENDED SEPTEMBER 30, 2014
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2015	2014	Favorable/(Unfavorable)
Net revenues	$4,224	$4,050	$174
Expenses	3,417	3,263	(154)
Operating income	807	787	20
Other (income), net	(11)	(5)	6
Interest expense	89	84	(5)
Interest (income)	(7)	(6)	1
Income before income taxes	736	714	22
Provision for income taxes	265	265	—
Net income	471	449	22
Net income attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$471	$448	$23

Net revenues increased $174 million (4.3%) for the nine months ended September 30, 2015 compared with the same period last year. Foreign currency translation unfavorably impacted net revenues by $145 million. Excluding foreign currency translation, net revenues increased primarily from:

•	$122 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•	$98 million of incremental revenue from acquisitions at our lodging and vacation exchange and rentals businesses;

•	$69 million of higher revenues at our vacation exchange and rentals business primarily from stronger volume and yield on rental transactions; and

•
a $62 million increase at our lodging business primarily from higher royalty, marketing and reservation (inclusive of Wyndham Rewards) revenues, fees associated with our global conference and higher revenues from ancillary services.

Such revenue increases were partially offset by the absence of $34 million of revenues from our U.K.-based camping business, which was sold during 2014.
Expenses increased $154 million (4.7%) for the nine months ended September 30, 2015 compared with the same period last year. Foreign currency favorably impacted expenses by $107 million. Excluding foreign currency, expenses increased primarily from:

•	$177 million of higher expenses from operations primarily related to the revenue increases;

•	$97 million of incremental expenses related to acquisitions at our lodging and vacation exchange and rentals businesses;

•	$14 million of costs associated with the anticipated termination of a management contract at our lodging business; and

•	$8 million of restructuring costs resulting from organizational realignments across our businesses.

Such increases in expenses were partially offset by the absence of (i) $25 million of expenses from our U.K.-based camping business, which was sold during 2014 and (ii) a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during 2014.

Other income, net increased $6 million for the nine months ended September 30, 2015 compared with the same period last year primarily from a settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010 and miscellaneous sales of non-strategic assets.

Interest expense increased $5 million for the nine months ended September 30, 2015 compared to the prior year primarily due to a higher average effective interest rate resulting from the termination of interest rate swaps during the second quarter of 2015.

Our effective tax rate decreased from 37.1% during the nine months ended September 30, 2014 to 36.0% during the nine months ended September 30, 2015 primarily due to the absence of the Venezuelan foreign exchange devaluation loss incurred during the first quarter of 2014, for which we received no tax benefit as well as the release of reserves resulting from the expiration of statutes of limitation during the third quarter of 2015.
As a result of these items, net income attributable to Wyndham shareholders increased $23 million (5.1%) as compared to the nine months ended September 30, 2015.
Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2015 compared to September 30, 2014:

	Net Revenues			EBITDA
	2015	2014	% Change	2015		2014		% Change
Lodging	$983	$835	17.7	$255	(b)	$250	(f)	2.0
Vacation Exchange and Rentals	1,228	1,293	(5.0)	323	(c)	333	(g)	(3.0)
Vacation Ownership	2,067	1,970	4.9	513	(d)	488		5.1
Total Reportable Segments	4,278	4,098	4.4	1,091		1,071		1.9
Corporate and Other (a)	(54)	(48)	(12.5)	(100)	(e)	(104)	(e) (h)	3.8
Total Company	$4,224	$4,050	4.3	$991		$967		2.5

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2015		2014
EBITDA				$991		$967
Depreciation and amortization				173		175
Interest expense				89		84	(i)
Interest income				(7)		(6)
Income before income taxes				736		714
Provision for income taxes				265		265
Net income				471		449
Net income attributable to noncontrolling interest				—		(1)
Net income attributable to Wyndham shareholders				$471		$448

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $14 million of costs associated with the anticipated termination of a management contract, (ii) a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party provider, (iii) $4 million of restructuring costs incurred as a result of an organizational realignment of brand services and call center operations and (iv) $3 million of costs incurred in connection with the Dolce acquisition.

(c)
Includes (i) $3 million of restructuring costs incurred as a result of a rationalization of our international operations and (ii) a $1 million reversal of a portion of the restructuring reserve established during the fourth quarter of 2014.

(d)	Includes $1 million of restructuring costs incurred as a result of an organizational realignment of the sales function.

(e)	Includes $100 million and $104 million of corporate costs during the nine months ended September 30, 2015 and 2014, respectively.

(f)
Includes (i) an $8 million write-down of an investment in a joint venture and (ii) $4 million of costs associated with an executive’s departure, partially offset by a $1 million reversal of a portion of a restructuring reserve established during the fourth quarter of 2013.

(g)
Includes $10 million of foreign currency loss related to the devaluation of the official exchange rate of Venezuela, partially offset by a $2 million benefit resulting from the reversal of a reserve for value-added taxes established during 2011.

(h)	Includes $1 million of a net expense from the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation from Cendant (“Separation”).

(i)	Includes a $2 million reversal of a reserve for value-added taxes established during 2011.

Lodging

Net revenues increased $148 million (17.7%) and EBITDA increased $5 million (2.0%) during the nine months ended September 30, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted revenues and EBITDA by $10 million and $5 million, respectively.

Net revenues increased $24 million from royalty, marketing and reservation fees (inclusive of Wyndham Rewards). Excluding the impact of a $10 million unfavorable impact from foreign currency translation and $9 million of incremental revenues from the Dolce acquisition, royalty, marketing and reservations fees (inclusive of Wyndham Rewards) increased $25 million. Excluding Dolce, domestic RevPAR increased 4.7% and system size increased 1.7%. The increase in domestic RevPAR was driven primarily by a 3.3% increase in average daily rates. International RevPAR (excluding Dolce) decreased by 12.0% principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Reimbursable revenues increased $89 million primarily resulting from $80 million of incremental revenues from the Dolce acquisition. Such increases in revenues had no impact on EBITDA. Additionally, revenues were favorably impacted by $12 million of fees charged for our global conference which were fully offset by conference expenses.

Revenues from our owned hotels decreased $1 million and EBITDA increased $4 million. The revenue decrease was primarily due to the conversion of rooms into timeshare units at our Rio Mar property. The EBITDA increase was primarily the result of operating cost savings. Net revenues and EBITDA were also favorably impacted by $12 million of higher intersegment licensing fees of which $10 million is related to an increase in the rate charged to our vacation ownership business for the use of the Wyndham trade name.

Revenues and EBITDA from other franchise fees each increased $3 million primarily from higher property renewals and terminations. Ancillary services contributed an additional $7 million of revenues primarily from higher services provided to managed properties and growth in our co-branded credit card program, partially offset by the absence of $4 million of revenues resulting from the impact of a new co-branded credit card agreement executed during the third quarter of 2014. EBITDA from ancillary services decreased $4 million primarily due to the impact of the new credit card agreement executed during 2014.

In addition, EBITDA was unfavorably impacted by:

•	$14 million of costs associated with the anticipated termination of a management contract;

•	$9 million of incremental expenses from Dolce, of which $3 million were related to integration and deal costs;

•
$8 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the impact of the marketing and reservation increases as we are obligated to spend such revenues on behalf of our franchisees;

•
a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from the decision to outsource our reservation system to a third-party provider during the third quarter of 2015;

•	$4 million of higher expenses primarily related to higher information technology costs and timing of employee-related expenses; and

•	$4 million of restructuring charges incurred during the third quarter of 2015.

Such decreases in EBITDA were partially offset by the absence of (i) an $8 million non-cash charge related to the write-down of an investment in a joint venture during the third quarter of 2014 and (ii) $4 million of expenses associated with the departure of an executive during 2014.

Vacation Exchange and Rentals
Net revenues and EBITDA decreased $65 million (5.0%) and $10 million (3.0%), respectively, during the nine months ended September 30, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $108 million and $23 million, respectively. The divestiture of our U.K.-based camping business during 2014 unfavorably impacted revenues and EBITDA by $34 million and $9 million, respectively.

Our acquisitions of vacation rental brands contributed $8 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $2 million of incremental EBITDA during the nine months ended September 30, 2015.

Net revenues generated from rental transactions and related services decreased $62 million. Excluding an unfavorable foreign currency translation impact of $89 million, a $34 million unfavorable impact from the divestiture and $7 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $54 million principally due to a 6.3% increase in rental transaction volume and a 1.4% increase in average net price per vacation rental. The increase in volume is driven by growth across all of our global vacation rental brands. The increase in average net price per vacation rental reflects higher pricing at our Netherlands-based Landal GreenParks brand and our Wyndham Vacation Rentals North America brand, partially offset by the mix impact of growth resulting from lower priced accommodations at our Wyndham Vacation Rental U.K. cottage and parks brands.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $14 million. Excluding an unfavorable foreign currency translation impact of $19 million, exchange and related service revenues increased $5 million primarily due to a 2.1% increase in the average number of members principally resulting from new member growth in RCI North America and RCI Latin America. Such increase was partially offset by a 1.1% decline in exchange revenue per member primarily due to the impact of growth in club memberships in RCI North America where there is a lower propensity to transact.

Additionally, ancillary revenues increased $11 million, which includes an $8 million change in the classification of third-party sales commission fees to operating expenses, which were previously reported as contra revenue in prior periods.

In addition, EBITDA was unfavorably impacted by:

•	$32 million of higher costs resulting from revenue increases across our vacation rentals brands;

•	an $11 million increase in employee-related expenses;

•	$4 million of unfavorable legal costs;

•	$3 million of restructuring charges to rationalize our international operations; and

•	a $2 million unfavorable impact from foreign exchange transactions and foreign exchange contracts.

Such expense increases were partially offset by:

•	the absence of a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during 2014;

•	a $4 million benefit resulting from a reserve reversal for value-added taxes resulting from a favorable ruling; and

•	a $3 million settlement of a business disruption claim received related to the Gulf of Mexico oil spill in 2010.

Vacation Ownership
Net revenues and EBITDA increased $97 million (4.9%) and $25 million (5.1%), respectively, during the nine months ended September 30, 2015 compared with the same period of 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $26 million and $8 million, respectively.
Net VOI revenues increased $100 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $20 million, net VOI revenues increased $120 million primarily due to (i) higher gross VOI sales and (ii) a $16 million decrease in our provision for loan losses due to a lower provision rate resulting from a continuation of favorable default trends experienced over the last two years. Gross VOI sales increased $38 million (2.7%) compared to the same period last year, primarily due to a 3.2% increase in VPG primarily attributable to an increase in higher average transaction size. Tours were flat compared with the same period of 2014.
EBITDA increased $57 million from VOI-related operations primarily due to (i) the net VOI revenue increase of $100 million, (ii) a $7 million reduction in the cost of VOIs sold primarily due to lower product costs and (iii) $7 million from other VOI-related activities. Such increases in EBITDA were partially offset by $41 million of higher sales and commission expenses primarily due to the increase in VOI sales and $16 million of higher marketing costs principally due to an increase in costs for tours targeting new owner generation.
Commission revenues and EBITDA generated from WAAM Fee-for-Service decreased $27 million and $18 million, respectively, compared to the prior year, primarily resulting from lower VOI sales under WAAM Fee-for-Service as we continue to shift our focus to the WAAM Just-in-time inventory sourcing model.

Consumer financing revenues and EBITDA decreased by $1 million and $3 million, respectively, compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $5 million, revenues and EBITDA increased $4 million and $1 million, respectively. The revenue growth was due to a higher weighted average interest rate earned on contract receivables offset partially by a lower average portfolio balance. EBITDA was also impacted by higher interest expense resulting from an increase in the average securitized debt balance partially offset by a reduction in the weighted average interest rate on our securitized debt to 3.5% from 3.8%. Our net interest income margin decreased to 82.7% compared to 83.6% during 2014.
Property management revenues and EBITDA increased by $23 million and $3 million, respectively, compared to the prior year primarily due to higher reimbursable revenues. EBITDA was favorably impacted by lower operating costs.
In addition, EBITDA was unfavorably impacted by a $12 million increase in intersegment licensing fees charged from the lodging business for the use of the Wyndham tradename and $11 million of higher maintenance fees for unsold inventory, partially offset by the absence of a $6 million reserve recorded during 2014 on an indemnification receivable established as a result of the Shell acquisition.
Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues primarily charged between our vacation ownership and lodging businesses, decreased $6 million during the nine months ended September 30, 2015 compared to 2014.
Corporate expenses (excluding intercompany expense eliminations) decreased $4 million during the nine months ended September 30, 2015 compared to the prior year primarily due to lower professional fees, partially offset by an increase in employee related costs due to timing.

RESTRUCTURING PLANS
During the third quarter of 2015, we committed to $8 million of restructuring activities focused on a realignment of brand services and call center operations within our lodging business, a rationalization of international operations within our vacation exchange and rentals business and a reorganization of the sales function within our vacation ownership business. The remaining liability of $7 million as of September 30, 2015 is expected to be paid in cash primarily by the end of 2016.

During 2014, we committed to restructuring initiatives at our vacation exchange and rentals and lodging businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. During the nine months ended September 30, 2015, we reduced our liability with $5 million of cash payments and reversed $1 million related to previously recorded contract termination costs. The remaining liability of $1 million as of September 30, 2015 is expected to be paid in cash primarily by the end of 2015.

We have additional restructuring plans which were implemented prior to 2014. During 2015, we reduced our liability for such plans with $1 million of cash payments. The remaining liability of $3 million as of September 30, 2015 is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2015	December 31, 2014	Change
Total assets	$9,707	$9,679	$28
Total liabilities	8,688	8,422	266
Total equity	1,019	1,257	(238)

Total assets increased $28 million from December 31, 2014 to September 30, 2015 primarily due to:

•
a $90 million increase in inventory resulting from (i) current year spend on vacation ownership development projects and (ii) the transfer of property and equipment to inventory, partially offset by VOI sales;

•	a $76 million increase in cash and equivalents primarily due to seasonality in our vacation rentals businesses; and

•	a $25 million increase in goodwill resulting from acquisitions, partially offset by foreign currency translations.

Such increases in assets were partially offset by:

•
a $98 million reduction in net property and equipment primarily resulting from (i) $145 million of current year depreciation; (ii) $67 million of transfers from property and equipment to VOI inventory; and (iii) a $32 million decrease from foreign currency translation. Such increases were partially offset by $157 million of property and equipment additions;

•	a $30 million decrease in accounts receivable primarily due to seasonality at our vacation rentals businesses; and

•	a $30 million decrease in other current assets primarily due to timing of payments associated with an income tax receivable.

Total liabilities increased $266 million from December 31, 2014 to September 30, 2015 primarily due to:

•	a $185 million increase in long term debt; and

•
a $103 million increase in accrued expenses and other current liabilities primarily resulting from (i) the timing of marketing spend and employee costs and (ii) an increase in an obligation related to the sale of unfinished timeshare inventory to a third-party developer which is subject to conditional repurchase.

Such increases in liabilities were partially offset by a $55 million reduction in securitized long term debt.

Total equity decreased $238 million from December 31, 2014 to September 30, 2015 primarily due to:

•	$485 million of stock repurchases;

•	$153 million of dividends; and

•	$95 million of foreign currency translation adjustments.

Such decreases in equity were partially offset by $471 million of net income attributable to Wyndham shareholders.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of September 30, 2015, we had $1.4 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of September 30, 2015, we had $87 million of outstanding commercial paper borrowings, all under the U.S. program.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2017, has a total capacity of $650 million and available capacity of $383 million as of September 30, 2015.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
Cash provided by/(used in)
Operating activities	$817	$899	$(82)
Investing activities	(244)	(185)	(59)
Financing activities	(477)	(648)	171
Effects of changes in exchange rates on cash and cash equivalents	(20)	(8)	(12)
Net change in cash and cash equivalents	$76	$58	$18

Operating Activities

Net cash provided by operating activities decreased $82 million principally reflecting $111 million of lower cash generated from working capital (net change in assets and liabilities) primarily due to (i) higher inventory spending and (ii) an increase in vacation ownership contract receivables resulting from higher originations offset by an increase in accounts payable and accrued expenses resulting from timing of payments.

Investing Activities

Net cash used in investing activities increased by $59 million primarily due to $79 million of higher acquisition payments principally related to Dolce, offset by $19 million of higher proceeds from the sales of non-strategic assets.

Financing Activities

Net cash used in financing activities decreased by $171 million, which principally reflects (i) $222 million of higher net borrowings of non-securitized debt and (ii) $60 million of net cash received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase, partially offset by $86 million of lower net borrowings on securitized vacation ownership debt.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million in 2015. During 2015, we anticipate net cash provided by operating activities of $1,025 million to $1,035 million and net cash used on capital expenditures of $225 million to $235 million. Net cash provided by operating activities less capital expenditures amounted to approximately $750 million during 2014, which was comprised of net cash provided by operating activities of approximately $985 million less capital expenditures of $235 million. We expect net cash provided by operating activities less capital expenditures to increase by approximately $50 million, primarily due to better working capital utilization. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the nine months ended September 30, 2015, we spent $140 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2015, we anticipate spending $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2014 through 2018 is expected to be approximately $225 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $157 million on capital expenditures during the nine months ended September 30, 2015, primarily on: (i) $20 million for the purchase of properties that we are operating for rental purposes as we convert them to vacation ownership inventory; (ii) information technology enhancement projects and (iii) renovations of chalets at our Landal GreenParks business.

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

Under our current stock repurchase program, we repurchased 5.7 million shares at an average price of $84.61 for a cost of $485 million during the nine months ended September 30, 2015. From August 20, 2007 through September 30, 2015, we repurchased 77 million shares at an average price of $46.04 for a cost of $3.5 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of September 30, 2015, we have repurchased under our current and prior stock repurchase programs, a total of 102 million shares at an average price of $42.66 for a cost of $4.3 billion since our Separation.

During the period October 1, 2015 through October 26, 2015, we repurchased an additional 0.9 million shares at an average price of $75.32 for a cost of $70 million. We currently have $461 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31, June 30 and September 30, 2015, we paid cash dividends of $0.42 per share ($153 million in aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2014, we paid cash dividends of $0.35 per share ($136 million in aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2015, our consolidated interest coverage ratio was 11.5 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2015, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2015, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2015, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2017 and capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

As of September 30, 2015, we had $383 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of September 30, 2015, we had $87 million of outstanding borrowings and the total available capacity was $1.16 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from thirteen surety providers in the amount of $1.3 billion, of which we had $416 million outstanding as of September 30, 2015. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of September 30, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $37 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/15 - 9/30/16	10/1/16 - 9/30/17	10/1/17 - 9/30/18	10/1/18 - 9/30/19	10/1/19 - 9/30/20	Thereafter	Total
Securitized debt (a)	$210	$223	$432	$201	$208	$836	$2,110
Long-term debt	44	648	476	13	159	1,733	3,073
Interest on debt (b)	185	157	135	125	115	199	916
Operating leases	81	66	61	48	38	204	498
Purchase commitments (c)	259	139	104	61	39	164	766
Inventory sold subject to conditional repurchase (d)	48	103	102	67	38	87	445
Separation liabilities (e)	14	21	—	—	—	—	35
Total (f) (g)	$841	$1,357	$1,310	$515	$597	$3,223	$7,843

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)
Includes (i) $161 million relating to the development of vacation ownership properties, of which $64 million is included within total liabilities on the Consolidated Balance Sheet and (ii) $179 million of commitments relating to information technology.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 6 – Inventory for further detail) of which $136 million is included within total liabilities on the Consolidated Balance Sheet.

(e)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 17 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(f)
Excludes a $37 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2015 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and its effect on our prices, earnings, fair values and cash flows would not be material.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2015, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 12 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended September 30, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1-31, 2015	987,070	$83.81	987,070	$618,062,730
August 1-31, 2015	572,600	$78.43	572,600	$573,151,516
September 1-30, 2015	561,414	$75.16	561,414	$530,954,590
Total	2,121,084	$80.07	2,121,084	$530,954,590
(*) Includes 112,925 shares purchased for which the trade date occurred during September 2015 while settlement occurred during October 2015.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program six times, most recently on October 22, 2014 for $1.0 billion, bringing the total authorization under the program to $4.0 billion.
During the period October 1, 2015 through October 26, 2015, we repurchased an additional 0.9 million shares at an average price of $75.32. We currently have $461 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 27, 2015	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: October 27, 2015	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Amendment No. 2 to Employment Agreement with Thomas G. Conforti, dated August 13, 2015
10.2*
Sixth Amendment, dated as of August 27, 2015, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

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