Form 10-K
period 2015-12-31
WYNDHAM WORLDWIDE CORP
filed 2016-02-12
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015, was $9,574,693,998. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2016, the registrant had outstanding 112,508,047 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

ITEM 1.    BUSINESS
OVERVIEW
Wyndham Worldwide
We are one of the world’s largest hospitality companies, offering travelers a wide range of hospitality services and products through our global portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Our portfolio of brands have a significant presence in many major hospitality markets in the United States and throughout the world and are uniquely positioned to provide travelers access to a large assortment of travel accommodations and destinations. Our brands include: Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Howard Johnson, Wingate by Wyndham, Microtel Inns & Suites by Wyndham, TRYP by Wyndham, Dolce Hotels and Resorts, RCI, Landal GreenParks, Novasol, Hoseasons, cottages.com, James Villa Holidays, Wyndham Vacation Rentals, Wyndham Vacation Resorts, Shell Vacations Club and WorldMark by Wyndham. Our operations are grouped into three segments: hotel group, destination network and vacation ownership.

•
Wyndham Hotel Group is the world’s largest hotel company based on the number of properties, with 7,812 hotels and over 678,000 hotel rooms worldwide. We franchise in the upscale, upper midscale, midscale, economy and extended stay segments with a concentration in economy brands. We also provide property management services for full-service and select limited-service hotels. This is predominantly a fee-for-service business that produces recurring revenue streams with steady cash flow and low capital investment requirements.

•
Wyndham Destination Network (formerly known as Wyndham Exchange & Rentals) is the world’s largest provider of professionally managed, unique vacation accommodations based on the number of accommodations. We have the world’s largest vacation exchange network with 3.8 million members. Our overall network has over 112,000 vacation accommodations, located in more than 100 countries and includes vacation ownership condominiums, traditional hotel rooms, villas, cottages, chalets, city apartments, second homes, fractional resorts, private residence clubs and yachts. This is primarily a fee-for-service business that provides stable revenue streams and produces strong cash flow.

•
Wyndham Vacation Ownership is the world’s largest timeshare (also known as vacation ownership) business based on the number of resorts, units, owners and revenues, with 213 resorts and approximately 897,000 owners. We develop and market Vacation Ownership Interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts.

Our business segments generate a diversified revenue stream and high free cash flow. Approximately 63% of our revenues are generated from our fee-for-service businesses. We derive our revenues from (i) franchise fees received from hotels for use of our brand names and providing marketing and reservation activities, (ii) providing property management services to hotels and vacation ownership resorts, (iii) providing vacation exchange and rentals services and (iv) providing services under our Wyndham Asset Affiliation Models (“WAAM”) in our timeshare business. The remainder of our revenue comes primarily from the sale of VOIs and related financing.

How we create value for our shareholders

Our mission is to increase shareholder value by offering the widest ranges of places to stay thereby allowing customers to experience travel the way they want. Our collective brands provide travelers with more than 120,000 places to stay in more than 100 countries on six continents. Our strategies to achieve these objectives are to:

•	Strategically allocate capital to expand our fee-for-service business models;

•	Increase cash flow and profit through superior execution;

•	Develop innovative services and products to meet the evolving needs of customers; and

•	Further develop our world class capabilities by strengthening our brands, attracting and developing the best talent and investing in technology.

We provide value-added services and products and also support and promote green and diversity initiatives to enhance the travel experience of the individual consumer and to drive revenues to our business customers.

All of our businesses have both domestic and international operations. During 2015, we derived 77% of our revenues in the U.S. and 23% internationally (approximately 13% in Europe and 10% in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 21 to the Consolidated Financial Statements included in this Annual Report.

History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. HFS initially began as a hotel franchisor that later expanded to include the addition of the vacation exchange business. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation, which then further expanded with the addition of the vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation, to the holders of Cendant common stock issued and outstanding as of July 21, 2006 (the record date for the distribution). The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN”.

We have many widely recognized and well-established brands. Our Howard Johnson and Ramada brands opened their first hotels in 1954. RCI, our vacation exchange business, was established in 1974. Hoseasons, Landal GreenParks and Novasol, some of Europe’s most renowned vacation rental brands, were established in 1944, 1954 and 1968, respectively. Our vacation ownership brands began operations in 1978 with Shell Vacations Club, followed by Wyndham Vacation Resorts (formerly known as Fairfield Resorts) in 1980 and WorldMark by Wyndham (formerly known as Trendwest Resorts) in 1989.

Our portfolio of well-known hospitality brands was assembled over the past twenty-six years. The following is a timeline of some of our acquisitions:

1990	1992	1993	1996
Howard Johnson	Days Inn	Super 8	Resort Condominiums International (RCI)
Ramada (US)			Travelodge North America
2001	2002	2004	2005
Wyndham Vacation Resorts	WorldMark by Wyndham	Landal GreenParks	Wyndham Hotels and Resorts
Holiday Cottages Group	Novasol	Ramada International
Cuendet
2006	2008	2010	2011
Baymont Inn and Suites	Microtel Inns and Suites by Wyndham	Hoseasons	The Resort Company
	Hawthorn Suites by Wyndham	ResortQuest	Bahama Bay/Caribe Cove
James Villa Holidays
TRYP by Wyndham
2012	2013	2014	2015
Shell Vacations Club	Midtown 45, NYC Property	Raintree Vacation Club (5 Properties)	Dolce Hotels and Resorts
Wyndham Grand Rio Mar Hotel	Cumbrian Cottages	Shoal Bay Resort	Vacation Palm Springs
Oceana Resorts		Hatteras Realty, Inc.	Sea Pearl Resorts
Smoky Mountain Property Management			ResortQuest Whistler

BUSINESS DESCRIPTIONS
The following is a description of each of our three business segments, Wyndham Hotel Group, Wyndham Destination Network and Wyndham Vacation Ownership, and the industries in which they compete.

WYNDHAM HOTEL GROUP
Hotel Industry
Regions
The global hotel market consists of approximately 168,000 hotels with combined annual revenues of approximately $460 billion. This represents over 15.7 million rooms, of which over 53% are affiliated with a brand. The market is geographically concentrated with the top 20 countries accounting for approximately 82% of total rooms.

The regional distribution of the hotel industry consists of the following (according to Smith Travel Research Global (“STR”)):

		Room Supply	Revenues	Brand
Region	Hotels	(millions)	(billions)	Affiliation
United States/Canada	59,586	5.4	$154	69%
Europe	60,723	4.5	145	40%
Asia Pacific	31,556	4.0	105	52%
Latin America/Middle East	15,820	1.8	56	43%

Business Models
Companies in the hotel industry operate primarily under one of the following business models:

•
Franchise - Under the franchise model, a company typically grants the use of a brand name to a hotel owner in exchange for royalty fees that are typically a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. As of December 31, 2015, we had 7,727 franchised properties in our hotel portfolio.

•
Management - Under the management model, a company provides professional oversight and comprehensive operations support to hotel owners in exchange for base management fees that are typically a percentage of hotel revenue. A company can also earn incentive management fees which are tied to the financial performance of the hotel. As of December 31, 2015, we had 83 managed properties in our hotel portfolio.

•
Ownership - Under the ownership model, a company owns hotels and bears all financial risks and rewards relating to the hotel, including appreciation and depreciation in the value of the property. As of December 31, 2015, we had two owned hotels in our portfolio.

Operating Statistics
Performance in the hotel industry is measured by the following key operating statistics:

•	Average daily rate, or ADR - ADR is defined as total revenue divided by the number of room nights sold. It represents the average price of a room at a hotel or group of hotels.

•	Average occupancy - Occupancy is the number of room nights sold divided by the total number of rooms. Average occupancy allows us to gage demand.

•
Revenue per available room, or RevPAR - RevPAR is calculated by multiplying ADR by the average occupancy rate; it is the average price of a room multiplied by the percentage of rooms occupied. RevPAR is the primary metric used by our management to track the performance of our hotels, and it allows us to compare performance across regions, segments, and brands.

•	System growth - System growth is derived from the number of gross rooms opened less rooms terminated during the year. System growth provides a measure for the number of rooms added to our portfolio.

The U.S. is the most dominant country in the global lodging market with over 30% of global room revenues. The following table displays trends in the key revenue metrics for the U.S. lodging industry over the last six years and for 2016 (estimate):

Year	Occupancy	ADR	RevPAR (*)
2010	57.6%	$98.03	$56.45
2011	60.0%	101.74	61.04
2012	61.4%	106.01	65.10
2013	62.3%	109.99	68.47
2014	64.4%	114.95	74.04
2015	65.6%	120.01	78.67
2016 Estimate	65.7%	126.28	82.96

(*) RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
Sources: STR (2010-2015), PricewaterhouseCoopers (“PwC”) (2016). 2016 estimated data is as of January 2016.

The U.S. lodging industry experienced positive RevPAR performance over the prior year primarily resulting from demand growth and gains in ADR. U.S. occupancy grew by 1.9% to 65.6% in 2015. This growth was driven by strong momentum in both transient and group demand. During 2015, ADR grew 4.4% to $120.01. As a result of the occupancy and ADR gains, the U.S. lodging industry experienced RevPAR growth of 6.3% in 2015.

According to PwC’s most recent outlook on the Hospitality and Leisure Industry, demand trends are expected to remain strong in 2016 mostly due to continued economic growth and improving group demand.  Supply growth is expected to increase, reaching its long-term average. It is expected that growth in U.S. hotel demand, as measured by room night consumption, will exceed growth in supply again in 2016. Overall, U.S. Occupancy and ADR gains are expected to result in an overall RevPAR increase of 5.5%. Certain industry experts project RevPAR in the U.S. to grow at a 3.1% compounded annual growth rate from 2017 to 2019.

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

•
Upper Upscale - typically offers a full range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR normally falls in the range of $145 to $210 for hotels in this category.

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

Wyndham Hotel Group Overview
Wyndham Hotel Group is the world’s largest hotel franchisor based on number of properties, with 7,727 franchised hotels and over 678,000 hotel rooms worldwide, and is a leader in the economy segment. Our franchise business is easily adaptable to changing economic environments due to low operating cost structures. This, in combination with recurring fee streams, yields high margins and predictable cash flows. Ongoing capital requirements are relatively low and mostly limited to technology expenditures which support core capabilities. We may employ key money incentives to generate new business, such as development advance notes, and other forms of financial support to assist franchisees and hotel owners in converting to one of our brands or building new hotels under a Wyndham Hotel Group brand.

Our owned hotel portfolio currently consists of the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico (“Rio Mar hotel”) and the Wyndham Grand Orlando Bonnet Creek (“Bonnet Creek hotel”). Both hotels represent mixed-use opportunities which allow us to introduce our hotel guests to the vacation ownership product.

The following table provides operating statistics for each brand in our system as of and for the year ended December 31, 2015:

Brand	Primary Segment (a)	Total Hotels	Rooms
			Total	North America (b)	Latin America	EMEA	Asia/Pacific	RevPAR
	Economy	2,631	168,438	108,078	250	57	60,053	$28.81
	Economy	1,788	142,870	124,987	231	4,102	13,550	34.22
	Midscale	839	118,132	54,796	3,737	31,333	28,266	40.67
	Upscale	225	48,753	26,292	7,776	6,196	8,489	66.96
	Economy	393	42,888	24,376	2,888	243	15,381	31.24
	Midscale	410	32,667	32,549	118	—	—	35.95
	Economy	411	30,188	30,188	—	—	—	34.39
	Economy	332	23,941	22,509	508	—	924	40.08
	Economy	386	23,560	23,560	—	—	—	22.03
	Upper Midscale	121	17,355	931	2,827	13,532	65	49.84
	Midscale	151	13,780	13,604	176	—	—	56.43
	Midscale	102	10,174	9,840	—	334	—	53.89
	Upper Upscale	23	5,296	3,871	—	1,425	—	83.08
Total		7,812	678,042	475,581	18,511	57,222	126,728	$37.26

(a)
This reflects the primary chain scale segments served using the STR Global definition and method as of December 2015. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

(b)	Comprised of U.S., Canada and Puerto Rico.

The following table depicts our geographic distribution and key operating statistics by region:

	# of	# of
Region	Properties	Rooms	Occupancy	ADR	RevPAR (a)
United States (b)	5,582	435,312	53.6%	$72.97	$39.13
Canada	511	40,269	52.1%	80.59	41.95
Europe/Middle East/Africa	410	57,222	63.0%	75.89	47.83
Asia/Pacific (c)	1,157	126,728	54.7%	43.24	23.63
Latin America	152	18,511	52.1%	71.32	37.12
Total	7,812	678,042	54.5%	68.39	37.26

(a)	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.

(b)	Includes properties located in Puerto Rico.

(c)	China represents 89% of the total region with the majority of our hotels in China being under master franchise agreements.

The number of hotel group properties and rooms in operation by primary chain scale segment is as follows:

	As of December 31,
	2015		2014		2013
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy	5,941	431,885	5,875	430,803	5,781	424,025
Midscale	1,502	174,753	1,456	169,193	1,413	165,994
Upper Midscale	121	17,355	119	16,965	116	16,846
Upscale	225	48,753	195	43,865	170	37,569
Upper Upscale (*)	23	5,296	—	—	5	989
Total	7,812	678,042	7,645	660,826	7,485	645,423

(*)	Comprised of the Dream brand for 2013 and the Dolce Hotels and Resorts brand for 2015.

These chain scale segments are utilized to classify our brands in the North America region. For illustrative purposes, we also reflected our international properties and rooms under these categories.

The number of hotel group properties and rooms changed as follows:

	As of December 31,
	2015		2014		2013
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	7,645	660,826	7,485	645,423	7,342	627,437
Additions (*)	643	65,807	619	61,657	633	65,933
Terminations	(476)	(48,591)	(459)	(46,254)	(490)	(47,947)
Ending balance	7,812	678,042	7,645	660,826	7,485	645,423

(*)	During 2015, 72% of our room additions were conversions.

In our franchising business, we seek to generate revenues for our hotel owners through our strong, well-known brands and the delivery of services such as marketing, information technology, revenue management, training, operations support, strategic sourcing and guest services.

Revenues
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

Our management business offers hotel owners the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services, our hotel management business provides hotel owners with professional oversight and comprehensive operations support, including hiring, training and supervising the hotel managers and employees, annual budget preparation, local sales and marketing efforts, financial analysis, and food and beverage services. Revenues earned from our management business include management and service fees. Management fees are comprised of (i) base fees, which are typically a specified percentage of gross revenues from hotel operations, and (ii) incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Service fees include fees derived from accounting, design, construction and purchasing services and technical assistance provided to managed hotels. We also recognize as revenue, fees related to reimbursable payroll costs for operational employees who work at some of our managed hotels. Although these costs are funded by hotel owners, accounting guidance requires us to report these fees on a gross basis as both revenues and expenses. As such, there is no effect on our operating income.

Our ownership portfolio is limited to two hotels in locations where we have developed timeshare units. Revenues earned from our owned hotels are comprised of (i) gross room nights, (ii) food and beverage services, and (iii) on-site spa, casino, golf and shop revenues. We are responsible for all operations and recognize all revenues and expenses associated with the hotels.

We also earn marketing fees from the Wyndham Rewards loyalty program when a member stays at a participating hotel. Revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stays. These fees reimburse us for expenses associated with member redemptions and the overall administration and marketing of the program.

Reservation Booking Channels
A majority of our economy and midscale hotels are located on highway roadsides for convenience of travelers; therefore, a significant portion of room nights sold are on a walk in or direct to hotel basis. We believe their choice of hotel is attributable to the reputation and general recognition of our brand names.

Another significant component of our value proposition to a hotel owner is access to our reservation booking channels, which we also refer to as our distribution platform. These channels include: our proprietary brand web and mobile sites; our mobile apps; our call center facilities; our Wyndham Rewards loyalty program; our global sales team; global distribution partners such as Sabre and Amadeus; and OTAs and other third-party internet referral or booking sources, such as Kayak, TripAdvisor and Google. Over half of our reservation delivery comes from online sources, including our proprietary and mobile websites.

For guests who choose to book their hotel stay in advance through our distribution platform, we booked approximately $4 billion in room revenue on behalf of hotels within our system (including bookings under our global sales agreements). This represents 45% of total room revenues at these hotels, compared to 42% during 2014.

A key strategy for reservation delivery is the continual investment in our e-commerce capabilities (websites, mobile and other online channels), as well as the deployment of advertising spend to drive online traffic to our proprietary e-commerce channels. This strategy also encompasses marketing agreements we have with travel related search websites and affiliate networks, and other initiatives to drive business directly to our online channels. In addition, to ensure our franchisees receive bookings from OTAs and other third-party internet sources, we provide direct connections between our central reservations system and strategic third-party internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory rooms, send bookings directly to our central reservation systems without interference or delay and reduce our franchisee distribution costs.

As part of our strategy to bring industry leading technology to our hotel owners, in 2015 we began migrating our multiple reservations systems to Sabre Corporation’s SynXis Central Reservations solution. This web-based solution provides our hotel owners with distribution of rates and inventory through all online and offline distribution channels; connectivity to global distribution systems, online travel agents, website and mobile booking engines; and seamless integration of property, revenue management, loyalty and content systems, providing holistic views of hotel guests and revenue. The migration of the more than 7,800 hotel group properties to SynXis Central Reservations will take place over an 18 to 24 month period with an anticipated completion in 2017.

Loyalty Program

Building a robust loyalty program is critical to delivering our value proposition to our hotel owners.  In May 2015, we launched a newly redesigned Wyndham Rewards program offering members a more generous points earning structure along with a flat, free night redemption rate, the first of its kind for a major rewards program.
The Wyndham Rewards program was introduced in 2003 and has grown steadily since its inception. The diversity of our brands and significant footprint uniquely enables us to meet our members’ leisure and business travel needs across a variety of locations, and a wide range of price points. As of December 31, 2015, our loyalty program had over 22 million members. Wyndham Rewards members stay at our brands more frequently and drive incremental room nights, higher ADR and a longer length of stay than non-members.

Wyndham Rewards is the largest lodging loyalty program as measured by number of participating hotels in the lodging industry. Members earn points by staying in one of our participating branded hotels or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. Points may be redeemed for a variety of reward options, including airline travel, resort vacations, event tickets, gift certificates for leading retailers and restaurants, and more. During 2015, 71% of all points redeemed were for free nights, demonstrating the impact of the program in driving additional stays to our hotel owners.

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

We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, social media marketing, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and highly targeted direct marketing. Our Best Available Rate guarantee gives consumers confidence to book directly with us by guaranteeing the same rates regardless of whether they book through our call centers, websites or other third-party channels. In May 2015, we implemented enhancements to our umbrella marketing strategy which featured changes to our Wyndham Rewards program. The campaign introduced our new Wyndham Wyzard theme and featured our brands on television and other forms of media, with the goal of driving more customers to our propriety websites and our loyalty program. Our Wyndham Rewards marketing efforts drive tens of millions of consumer impressions through the program’s channels and its partners’ channels.

Our global sales organization leverages the size and diversification of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a broad range of hotel guests including corporate business travel clients, corporate group clients, association markets, consortium and travel agent clients, wholesale leisure clients, social group clients, and specialty markets such as trucking companies and travel clubs. With over 7,810 hotels throughout the world, we are able to find more complete solutions for a client/company whose travel needs range from economy to upscale brands. Our acquisition of Dolce Hotels and Resorts in 2015 provides Wyndham with a portfolio of hotels that primarily cater to meeting and conference functions. In order to leverage multidimensional customer needs for our hotels, the sales team is deployed globally in key markets within Europe, Latin America, India, Canada, China, Singapore, Australia, the Middle East and the U.S.

We also offer several levels of revenue management subscription services, with professionals deployed in key markets globally, to help maximize the revenues of our franchisees by advising them on strategies intended to optimize rate and inventory management. These services also coordinate all recommended revenue programs delivered to our franchisees in tandem with e-commerce and brand marketing strategies.

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

We also provide hotel owners with property management system software that synchronizes each hotel’s inventory with our central reservations platform. In 2015 we began migrating our more than 4,500 North American properties to Sabre’s cloud-based software-as-a-service property management system. We are concurrently partnering with Infor to roll out an integrated, software-as-a service automated hospitality revenue management system. This new system simplifies the revenue management process by automatically analyzing each hotel’s booking data on a daily basis, recognizing trends and patterns, and providing our hotel owners with rate and inventory management recommendations to help optimize the hotel’s demand. The Sabre and Infor solutions create a platform that enables our hotel owners to more effectively manage their pricing and inventory, connect to a wider range of global distribution partners, utilize a broad array of currency and language capabilities and have access to a fully integrated customer profile and history tied into our Wyndham Rewards program. This roll out is expected to be completed during 2017.

New Property Development
Our development team consists of approximately 100 professionals in locations throughout the world, including Europe, Latin America, India, Canada, China, Singapore, Australia, the Middle East and the U.S. Our development team is focused on growing our franchise business and their efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands.

In addition, our development team is focused on growing our management business. Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager, we are able to couple these services into one offering. Over the past 3 years, we have focused on portfolio deals and grew our managed portfolio from 47 hotels as of December 31, 2012 to 83 hotels as of December 31, 2015.

The number of hotel group properties and rooms in our pipeline as of December 31, 2015 is as follows:

	Domestic		International		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Conversions	289	26,439	64	9,775	353	36,214
New Construction	216	21,338	321	61,768	537	83,106
Total	505	47,777	385	71,543	890	119,320

Many of our hotel conversions are not captured in our pipeline statistics as the period from signing the contract to flagging the hotel often occurs within the same quarter.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services directly to hotel owners. Under our direct franchise model, we principally market our hotel group brands to hotel developers, owners of independent hotels, and hotel owners who have the right to terminate their existing franchise affiliations with other hotel brands. We also market franchises to existing franchisees since many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 15 to 20 years. It also gives the franchisor and franchisee certain rights to terminate the franchise agreement before its end date under certain circumstances, such as upon the lapse of a certain number of years after commencement of the agreement. Early termination options in these agreements give us the flexibility to terminate franchised hotels if business circumstances warrant. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its property into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the agreement.

While we generally employ a direct franchise model in North America, we currently own two hotels, the Bonnet Creek hotel, which is situated in our Bonnet Creek vacation ownership resort near the Walt Disney World resort in Florida, and the Rio Mar hotel oceanfront property that includes premier restaurants, a spa, casino, golf course, and comprehensive business center, which is located in Rio Grande, Puerto Rico. Both of these hotels are mixed use properties consisting of both hotel and timeshare components. We also own additional land at the Rio Mar location available for future vacation ownership development. These mixed use properties enable us to leverage the synergies of our owned hotels and vacation ownership elements and provide us with opportunities to generate cross product interest by exposing our hotel guests to the vacation ownership product. Additionally, under our mixed-use business model, we are able to provide our hotel guests and VOI owners with higher quality amenities.

In other parts of the world, we employ both a direct franchise and master franchise model. We generally employ a master franchise model in regions where we can accelerate our growth and expansion through a strong in market business partner. For example, while we employ a direct franchising model in China for our Wyndham and Ramada brands, we use a master franchise model for our Super 8, Days Inn and Howard Johnson brands. Similarly, within Canada, we generally employ a direct franchising model for our brands with the exception of our Days Inn and Travelodge brands, for which we use a master franchise model.

Franchise agreements in regions outside of North America may carry a lower fee structure based on the services we are prepared to provide in that particular region. Under our master franchise model we typically market our hotel group brands to third parties that assume the principal role of franchisor, which involves selling individual franchise agreements and providing quality assurance, marketing assistance, and reservations support to franchisees. Since we provide only limited services to master franchisors, the fees we receive in connection with these agreements are typically lower than the fees we receive under a direct franchising model. Master franchise agreements, which are individually negotiated and vary among our brands, typically contain provisions that permit us to terminate the agreement if the other party fails to meet specified development schedules.

Strategies
We are strategically focused on leveraging our strength to deliver an enhanced value proposition to our franchisees and owners, and to create long-term shareholder value.

We expect to deploy the following tactics in pursuit of these goals:

•	grow our Wyndham Rewards guest loyalty program to be the industry leader;

•	strengthen the global power of our iconic brands;

•	invest in and leverage best in class technology platforms to meet the needs of today’s travelers;

•	provide enhanced delivery of value-added support and central contribution that improves hotel performance for our owners; and

•	develop new programs and attract top talent to fuel our long-term organizational capabilities.

Seasonality
Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year. This is due to increased leisure travel and the related ability to charge higher ADRs during these months.

Competition
Competition is robust among hotel franchisors to grow their franchise systems and retain their existing franchisees. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among approximately 5,520 franchisees, which reduces our exposure from any one franchisee. No one franchisee accounts for more than 11% of our franchised hotels or total segment revenues.

WYNDHAM DESTINATION NETWORK
Industry
A large segment of leisure travel is delivered through non-hotel accommodations that include vacation ownership exchange and vacation rentals. These non-hotel accommodations provide leisure travelers access to a wide variety of leisure options that include privately-owned vacation homes, villas, cottages, apartments, condominiums and vacation ownership resorts.

Vacation exchange is a fee-for-service industry that offers services and products to timeshare developers and owners. To participate in a vacation exchange, a timeshare owner provides his or her interval to an exchange company’s network and receives the opportunity to use another owner’s interval at a different destination. The exchange company assigns a value to the owner’s interval based upon a number of factors, including destination and size of the timeshare unit, dates of the interval, and the amenities at the resort. Exchange companies generally derive revenues by charging fees for facilitating exchanges and through annual membership dues. In 2014, 30% of global timeshare owners (or 6.1 million) were vacation exchange members and they completed approximately 2.8 million exchanges.

Timeshare clubs, such as Club Wyndham, WorldMark by Wyndham and Disney Vacation Club, give members the option to exchange both internally or through external exchange channels such as RCI. These clubs have been the largest driver of timeshare industry growth over the past several years. This long term trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per member and revenue per member as members exchange more within their club.

The over $80 billion global vacation rentals industry is largely a fee-for-service business that offers vacation property owners the opportunity to rent their properties to leisure travelers. The industry is broadly divided into two segments. The first is the professionally managed rental segment, where the homeowner provides their property to an agent to rent, generally on an exclusive basis, and pays the agent a commission for marketing the property, managing bookings and providing quality assurance to the renter. The agent may also offer services such as daily housekeeping, on-site check-in, in-unit maintenance, and in-room guest amenities. The other segment of the industry is the rent-by-owner model where the property owner pays a fixed fee for an online listing, usually regardless of whether the unit is rented, or a commission percentage for each booking. The property owner is responsible for marketing, housekeeping, maintenance and service issues and generally cannot offer the same level of services and quality assurance as a professionally managed property. Except when utilizing certain third-party booking channels, this segment generally does not offer direct booking ability for renters. Conversely, professionally managed vacation rental companies collect rent in advance and may offer accounting, housekeeping, maintenance and other services. After deducting the applicable commissions, professional managers remit the net amount due to the property owners. In addition to commissions, professionally managed vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2015, there were approximately 1.3 million properties in the U.S. and 4.3 million properties in Europe available for vacation rentals. In the U.S., vacation properties available for rental are primarily condominiums or stand-alone houses, whereas in Europe, rental offerings are more diverse, including individual homes, apartments and holiday park chalets.

The global demand for vacation rentals is approximately 77 million vacation weeks per year, 58 million of which are rented by leisure travelers in Europe. We believe this demand has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family, (ii) the increased use of the internet as a tool for facilitating vacation rental transactions and (iii) increased consumer awareness of vacation rental options. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home.

Wyndham Destination Network Overview
Wyndham Destination Network is the world’s largest provider of professionally managed, unique vacation accommodations based on the number of accommodations. We connect vacation suppliers, including affiliated timeshare developers, individual homeowners, and vacation park operators with vacationers. Our mission is to send people on the vacation of their dreams. During 2015, we utilized our diverse network of trusted brands to send over 13 million people to their desired destinations. Through our industry-leading tools, expertise and brands, we create connections between suppliers and guests to maximize supplier utilization and guest experience. We are largely a fee-for-service business with strong and predictable cash flows.

Brands

RCI, our vacation exchange brand, operates three worldwide vacation exchange programs that serve a member base of timeshare and fractional owners who want flexibility and variety in their travel plans each year. RCI’s exchange programs are RCI Weeks, RCI Points and The Registry Collection. RCI has over 40 years of industry experience and, together with The Registry Collection, has 3.8 million vacation exchange members. RCI generally retains approximately 90% of its members each year. In substantially all cases, RCI acquires new members when an affiliated timeshare developer pays for the initial term of an RCI membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a 1 or 2 year term, after which these new members may choose to renew at their own expense. In certain circumstances, renewals are paid for by the developer. Members are entitled to receive periodicals published by RCI and, for additional fees, to use the applicable exchange program and other services. RCI has relationships with over 4,300 vacation ownership resorts in over 100 countries, located in North America, Europe, Latin America, South Africa, Caribbean, Asia Pacific and the Middle East regions. We tailor our strategies and operating plans for each region where RCI has or seeks to develop a substantial member base.

Participants in these exchange programs pay annual membership dues and, for additional fees, are entitled to exchange intervals for intervals at other properties affiliated with RCI. In addition, certain members may exchange intervals for other leisure-related services and products which enable us to generate additional fees. When intervals are redeemed for these other services and products, RCI obtains the right to that member’s interval and may rent vacation properties in order to recoup the expense of providing these other services and products. The Registry Collection provides an exchange network of luxury vacation accommodations including fractional ownership resorts, higher end vacation ownership resorts, condo-hotels and yachts.

Over the years, RCI has developed a variety of value enhancing services and products for its members and affiliates. Through trading power transparency, RCI Weeks members can deposit their vacation intervals with RCI and see the trading power value of their deposited interval. This enhancement also allows members to receive a deposit credit if the deposit trading power of their interval is greater than the exchange trading power of the interval into which they have exchanged. Members have the ability to combine deposited intervals and/or deposit credits for an additional fee, which enables them to exchange into vacations with higher exchange trading power. For additional fees, we also offer (i) trading power protection to members in the event they may later need to change or cancel an exchange transaction and (ii) the ability to receive their maximum deposit trading power when depositing less than 271 days from their deposited week’s start date. RCI also offers Platinum level memberships, which provide exclusive benefits to Weeks and Points members.

Wyndham Vacation Rentals U.K. has over 70 years of industry experience and operates a number of well-recognized and established brands within the vacation rental market, including Hoseasons, cottages.com, and James Villa Holidays, and offers access to approximately 42,000 properties across the U.K. and continental Europe.

Novasol is one of continental Europe’s largest rental companies with over 45 years of industry experience, featuring properties in nearly 30 European countries with approximately 43,000 exclusive holiday homes available for rent through well-recognized and established brands such as Novasol, Dansommer and Cuendet.

Landal GreenParks is one of the Netherlands’ leading holiday park companies, with over 60 years of industry experience. It owns, manages and franchises over 70 holiday parks offering over 12,000 holiday park chalets, and over 1,300 campsite pitches throughout the Netherlands, Germany, Austria, the Czech Republic, Belgium, Switzerland and Hungary. Every year more than 2 million guests visit Landal’s parks, many of which offer dining, shopping and wellness facilities.

Wyndham Vacation Rentals N.A. offers over 10,000 rental properties, in beach, ski, mountain, theme park, golf and tennis resort destinations such as Florida, South Carolina, Colorado, Delaware, North Carolina, Alabama, Tennessee, Utah, California and British Columbia. It has more than 35 years of industry experience providing vacation rentals to travelers through recognized established brands such as ResortQuest as well as well-known local brands.

Our vacation rental brands professionally manage vacation rental properties through relationships with over 64,000 independent property owners in 34 countries. Our brands have access to over 108,000 properties in nearly 600 destinations, with approximately 98,000 properties in Europe and over 10,000 properties in the U.S. and Canada. They provide access to select inventory to our 3.8 million RCI members. Our destination network business has the ability to source and rent inventory in over 100 countries and currently books over 1.6 million vacation rental weeks per year. Property owners typically enter into annual contracts with us to professionally manage the rental of their properties. We also have an ownership interest or capital leases under our Landal GreenParks brand in approximately 5% of the properties in our rental portfolio.

Revenue

Wyndham Destination Network generates substantially all of its revenues from fee-for-services. Our RCI brand derives a majority of its revenues from annual membership dues and fees for facilitating timeshare interval exchanges. RCI also derives revenues from additional services including those provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs. Our vacation rental brands primarily derive their revenues from fees, which generally average between 20% and 45% of the gross booking fees. For properties which we own, manage or operate under long-term capital and operating leases (which represent less than 10% of our inventory), we receive 100% of the revenues. Our vacation rental brands also derive revenues from additional services delivered to property owners, vacation rental guests and homeowner associations. No one customer, developer or group accounts for more than 5% of our destination network revenues.

Operating Statistics

Wyndham Destination Network’s performance is measured by the following operating statistics:

•	Average number of members - Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

•
Exchange revenue per member - Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

•
Vacation rental transactions - Represents the number of transactions that are generated in connection with customers booking their vacation rental stays through one of our vacation rental brands. One rental transaction is recorded for each standard one-week rental.

•
Average net price per vacation rental - Represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions.

Inventory

Our business has access to over 112,000 unique, non-traditional vacation properties in more than 100 countries for specified periods, predominantly on an exclusive basis. The properties available to travelers include cottages, villas, chalets, vacation ownership condominiums, fractional resorts, second homes, yachts, private residence clubs, traditional hotel rooms and city apartments. We offer travelers flexibility as to time of travel and a choice of lodging options. This flexibility also helps our timeshare developer affiliates, as it provides additional benefit to the timeshare product. We offer property owners marketing, booking and quality control services. Some of our rental brands also offer property management services ranging from key-holding to full property maintenance.

As the largest provider of professionally managed, unique vacation accommodations, we leverage inventory (independently owned properties and intervals of VOIs) across our network of brands to maximize value for affiliates, exchange members, vacation rental property owners and guests. We also leverage our scale and global marketing expertise to enhance demand and drive occupancy across our network of destinations. This is accomplished through programs such as our Wyndham Home Exchange program. This program generates unprecedented reach in the industry by providing our vacation rental property owners the ability to deposit up to five weeks per property annually into the RCI network to exchange for intervals from our portfolio of affiliated vacation ownership resorts. This allows exchange members the opportunity to access a wider variety of vacation properties, while also providing outstanding value to the vacation rental property owner.

We also provide industry-leading technology and revenue management expertise to optimize our network of destination inventory through automated tools and sophisticated yield management techniques. Over the past several years, we have implemented these new tools and techniques to optimize pricing and occupancy across our network of vacation rental brands. These tools allow for automated price changes based on demand and other key factors and as a result we believe they generate more revenue for homeowners at a fair market-based price for the consumer.

Additionally, as part of our strategy to leverage analytics and technology, we have adapted our yield management technology to introduce new property recruiting tools.  These new recruiting tools combine the power of hand-held tablet technology with our vast database of property and reservation information, enabling property recruiters to accurately predict the potential performance of properties based on their unique attributes.  Through better information, our recruiters can help property owners maximize their revenue potential, leading to increased conversion of recruiting leads and ultimately higher revenues for the property owner and our business.  The tool has been fully adopted by our UK cottage recruiting function and we plan to extend it globally in the future.

Customer Development
At our RCI brand, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated developers sign long-term agreements that have an average duration of approximately five years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We also acquire a small percentage of our members directly online from the secondary vacation ownership market.

At our vacation rental brands, we primarily enter into exclusive annual rental agreements with property owners. We market these rental properties online and offline to large databases of customers. Additional customers are sourced through transactional websites and offline advertising and promotions, and through the use of third-party travel agencies, tour operators and online distribution channels to drive additional occupancy. We have a number of specific branded websites to promote, sell and inform new customers about vacation rentals.

Loyalty Program
Our loyalty program, RCI Elite Rewards, offers a co-branded credit card to our members. The card allows members to earn reward points that can be redeemed for items related to our exchange programs, including annual membership dues, exchange fees for transactions, and other services and products offered by RCI or certain third parties, including airlines and retailers.

Online Distribution

We invest in new technologies and online capabilities to ensure that our customers have the best experience and access to consistent information and services across digital and call center channels. We are pursuing several major initiatives to enhance our digital channels, mobile capabilities and e-commerce performance across our network of brands.

Part of our strategy has been to enhance and expand our online distribution channels, including global partnerships with several industry leading online travel and vacation rental portals. This will accelerate revenue growth and allow for more business on the web instead of through our call centers, thus generating cost savings for us. Our RCI.com initiatives have increased web penetration to 52% at the end of 2015. Our vacation rental brands enhancements have improved web penetration to 62% at the end of 2015.

Important enhancements include streamlined search and transaction journeys, improved help and mobile functionality, enhanced inventory access across brands, more robust redesigned website content, and personalized content and offers for our customers.  Recognizing that today’s on-the-go customer relies on mobile devices more frequently than ever before, we are further investing in our tablet and phone apps based on the latest technologies coupled with a more nuanced understanding of customer behavior.  New tools and responsive designs that take advantage of the portability and variability of mobile devices have been incorporated, allowing customers to research and plan activities, going beyond the travel booking transaction alone.

Call Centers
Our destination network business also services its customers through global call centers. The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for exchanges and rentals. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service. Through our call centers, we also provide reservation booking, customer care and other services to our affiliates and customers. We recently started providing certain call center servicing activities to Wyndham Hotel Group.

Marketing
We market our services and products to our customers using our nine primary consumer brands and other related brands in more than 200 offices worldwide through several marketing channels including direct mail, email, social media, telemarketing, online distribution channels, brochures, magazines and travel agencies. Our core marketing strategy is to personalize and customize our marketing to best match customer preferences. We have a comprehensive social and mobile media platform including apps for smartphones and tablets, Facebook and Pinterest fan pages, several Twitter accounts and YouTube channels, online video content, and various online magazines. Our network of brands has approximately 95 publications involved in the marketing of the business, including various resort directories and periodicals related to the vacation industry. We use our publications for marketing as well as for member and rental customer retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing channels that include direct mail and telemarketing.

Strategies
Our strategy to grow our destination network business profitability includes the following:

•	Offer more options by leveraging the scale of our inventory across brands and through market and product expansion;

•	Invest in technology to improve the customer experience, grow market share and reduce costs;

•	Leverage analytics to maximize yield across our portfolio and improve key business processes;

•	Inspire world-class associate engagement and “Count On Me!” service; and

•	Promote the benefits of timeshare and vacation rentals to new and existing customer segments.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Seasonality
Vacation exchange revenues are normally highest in the first quarter, which is generally when RCI members plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window, i.e., a reduction of the time between the booking date and the arrival date. Almost 60% of our European vacation rental customers book their reservations within 11 weeks of arrival dates and over 75% within 20 weeks of arrival dates. Almost 60% of our North American vacation rental customers book their reservations within 6 weeks and over 70% within 10 weeks of arrival dates.

Competition
The destination network business faces competition throughout the world. RCI competes with an international exchange company, with regional and local vacation exchange companies and with internet-only limited service exchanges. In addition, certain developers offer exchanges through internal networks of properties, which can be operated by us or by the developer, that offer owners of intervals access to exchanges other than those offered by our vacation exchange business. Our vacation rental brands face competition from a broad variety of professional vacation rental managers, most of which are small regional operations, and rent-by-owner channels that collectively use brokerage services, direct marketing and the internet to market and rent vacation properties.

WYNDHAM VACATION OWNERSHIP
Vacation Ownership (Timeshare) Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of a fully-furnished vacation accommodation. Typically, the consumer purchases either a title to a fraction of a unit or a right to use a property for a specific period of time. This is referred to as a Vacation Ownership Interest or VOI. For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. Unlike hotel customers, timeshare owners are immune to variability in room rates. Also, vacation ownership units are, on average, more than twice the size and typically have more amenities than traditional hotel rooms, such as kitchens or in-unit laundry.

VOIs are generally sold through weekly intervals or points-based systems. Under the weekly intervals system, owners can use a specific unit at a specific resort often during a specific week of the year. Under the points-based system, owners often have advanced reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed, ensuring that the value of owner’s points never diminishes. In 2014, industry-wide sales were divided between points and intervals 63% and 37%, respectively, according to the American Resort Development Association (or “ARDA”, a trade association representing the vacation ownership and resort development industries).

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, it grew at a double-digit rate. Sales declined by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. More recently, according to a 2015 report issued by ARDA, domestic vacation ownership sales were approximately $7.9 billion in 2014, compared to $7.6 billion in 2013.

While a secondary resale market for VOIs exists, it is fragmented and lacks specific regulation. In addition, owners who purchase on the secondary market typically do not receive all of the benefits that owners who purchase directly from a developer receive.

Based on published industry data, the primary reasons owners have expressed for buying and continuing to own their timeshare are as follows:

•saving money on future vacation costs;
•location of resorts;
•overall flexibility by allowing them the ability to use different locations, unit types and times of year;
•the certainty of vacations; and
•the certainty of quality accommodations.

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2014 study of recent U.S. vacation ownership purchasers indicated that the median age of a timeshare owner was 51 years of age and had a median annual household income of $89,500. This, along with other industry data, suggests that the typical purchaser in the U.S. has disposable income and is interested in purchasing vacation products. Although we believe baby boomers will continue to be active participants in the vacation ownership industry, this same industry study notes that the median age of new timeshare purchasers in 2014 was 39 years old with a median household income of $94,800 and that 39% were Gen X’ers and 30% were Millennials. The data also suggests that perception of the industry and primary reasons for buying their timeshare voiced by Millennials is similar to the overall population of owners but with them seeking even more flexibility in using and accessing the product.

According to a 2014 ARDA study, nearly 83% of timeshare owners expressed satisfaction with the product. Most owners can exchange their timeshare unit through exchange companies, and through the applicable vacation ownership company’s internal network of properties.

Wyndham Vacation Ownership Overview
Wyndham Vacation Ownership is the largest vacation ownership business in the world as measured by revenues and the number of vacation ownership resorts, units and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2015, we had 213 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent over 24,000 individual vacation ownership units and approximately 897,000 owners of VOIs.

Our brands operate points-based vacation ownership programs through which VOIs can be redeemed for vacations that provide owners with flexibility as to resort location, length of stay, number of stays, unit type, and time of year. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement such owners’ existing VOIs. This contrasts with the fixed quantity of the traditional fixed-week vacation ownership, which is primarily sold on a weekly interval basis. Less than 1% of our VOI sales are from traditional fixed-week vacation ownership sales.

Although we operate separate brands, we have integrated substantially all of the business functions, including consumer finance, information technology, staff functions, product development and marketing activities.

Revenues
Our vacation ownership business derives a majority of its revenues from timeshare sales, with the remainder coming from consumer financing and property management. Property management revenues are partly dependent on the number of units we manage.

Operating Statistics
Wyndham Vacation Ownership’s performance is measured by the following key operating statistics:

•	Gross vacation ownership interest Sales or VOIs - Represents sales of VOIs including WAAM sales before the net effect of POC accounting and loan loss provisions.

•	Tours - Represents the number of tours taken by guests in our efforts to sell VOIs.

•
Volume per guest or VPG - Represents gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) divided by the number of tours. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.

Our Vacation Ownership Brands
Club Wyndham
As of December 31, 2015, approximately 520,000 owners held interests in Club Wyndham resort properties which are located primarily in the U.S. and consisted of 99 resorts (22 of which are shared with WorldMark by Wyndham and one of which is shared with Shell) that represented over 14,000 units. The majority of the resorts in which Club Wyndham markets and sells vacation ownership and other real estate interests are destination resorts located at or near attractions such as the Walt Disney World Resort in Florida; the Las Vegas Strip in Nevada; Myrtle Beach in South Carolina; Colonial Williamsburg in Virginia; and the Hawaiian Islands.

WorldMark by Wyndham
WorldMark by Wyndham is a club consisting of 88 resorts (22 of which are shared with Club Wyndham, one of which is shared with Wyndham Vacation Resorts Asia Pacific and one of which is shared with Shell) and representing approximately 6,800 units which are located primarily in the Western U.S., Canada and Mexico. As of December 31, 2015, over 232,000 owners held vacation credits in the club. The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts.

Wyndham Vacation Resorts Asia Pacific
As of December 31, 2015, approximately 52,000 owners held vacation credits for Wyndham Vacation Resorts Asia Pacific, which consists of 26 resorts (one of which is shared with WorldMark by Wyndham) representing approximately 1,300 units that are located exclusively in the South Pacific.

Shell Vacations Club
Shell Vacations Club consists of 25 resorts (one of which is shared with Club Wyndham and one of which is shared with WorldMark by Wyndham) representing over 2,200 units which are primarily located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin and Canada. As of December 31, 2015, over 93,000 owners held vacation points in the Shell Vacations Club.

Maintenance Fees
Timeshare owners pay annual maintenance fees to the property owners’ associations responsible for managing the applicable resorts or to the Clubs. The annual maintenance fee associated with the average VOIs purchased ranges from approximately $400 to $1,000. These fees are used to renovate and replace furnishings, pay for management, operating, maintenance, cleaning and insurance costs, cover taxes in some states, and pay for other related costs. As the owner of unsold inventory at resorts or unsold interests in the Clubs, we also pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we sometimes enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold.

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resort properties. We also operate a telesales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented approximately 68%, 67%, and 70% of our net sales revenue of VOIs during 2015, 2014 and 2013, respectively.

We use a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Hotel Group brands, other co-branded marketing programs and events. We also partner with Wyndham Hotel Group by utilizing the Wyndham Rewards loyalty program to offer Wyndham Rewards points as an incentive to prospective VOI purchasers, and by providing additional redemption options to Wyndham Rewards members. We also co-sponsor sweepstakes, giveaways, and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, we offer existing owners cash awards or other incentives for referrals of new owners.

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership that will enable us to solicit upgrade sales in the future. We believe the market for VOI sales is under-penetrated, and we estimate that there are 53 million U.S. households that are potential purchasers of VOIs. We added approximately 30,000 new owners during both 2015 and 2014 and 29,000 during 2013.

Our marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ customers through a variety of co-branded marketing offers. Our resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow by enabling us to market to tourists already visiting these destination areas. Our marketing agents, who often operate on the premises of the hospitality, entertainment, gaming and retail companies with which we have alliances, solicit tourists with offers relating to activities and entertainment in exchange for the tourists visiting the local resorts and attending sales presentations.

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

We offer a variety of entry-level programs and products as part of our sales strategy. For example, we have a program that allows prospective owners a one-time allotment of points or credits with no further obligations, which we refer to as our sampler program, and a biennial product that provides for vacations every other year. As part of our sales strategies, we rely on our points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits which can then be upgraded at a later date. To facilitate upgrade sales among existing owners, we market opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions while those owners vacation at our resort properties.

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

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOIs. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, the amount of the down payment, and the size of purchase. We use a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 - 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations was approximately 726 for 2015 and approximately 725 for 2014 and 2013.

During 2015, we generated new receivables of approximately $1.1 billion on gross vacation ownership sales, net of WAAM Fee-for-Service sales, of $1.8 billion, which amounts to 61% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we finance approximately 52% of vacation ownership sales.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum is generally 10%, in 2015, our average down payment was approximately 29% for financed sales of VOIs. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing and collection activities related to the domestic loans we extend (except for loans associated with Shell Vacations Club). We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2015, our loan portfolio was 96% current (i.e., not more than 30 days past due).

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations. The terms of the property management agreements are generally between 3 to 5 years, however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses.

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

In addition to the WAAM Fee-for-Service business model, we utilize our WAAM Just-in-Time (formerly known as WAAM 2.0) inventory acquisition model. This model enables us to acquire and own completed units close to the timing of their sale or to acquire completed inventory from a third party partner based upon a predetermined purchase schedule. This model significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. For the most part, inventory is recorded on our balance sheet at the time we are committed to purchase such inventory, which generally coincides with the time of registration.

3. Consumer loan defaults: As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2015, inventory on the Consolidated Balance Sheet included estimated recoveries of loan defaults in the amount of $242 million.

4. Inventory reclaimed from owners’ associations or owners: We have entered into agreements with a majority of the property associations representing our developments where we may acquire from the associations, properties related to owners who have defaulted on their maintenance fees, provided there is no outstanding debt on such properties. In addition, we frequently work with owners to acquire their properties, provided they have no outstanding debt on such properties, prior to those owners defaulting on their maintenance fees. This provides the owner with a graceful exit from a property that is no longer utilized due to lifestyle changes.

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

TRADEMARKS
Our brand names and related trademarks, service marks, logos and trade names are very important to the businesses that make up our Wyndham Hotel Group, Wyndham Destination Network and Wyndham Vacation Ownership business units. Our subsidiaries actively use or license for use all significant marks, and we own or have exclusive licenses to use these marks. We register the marks that we own in the United States Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.

EMPLOYEES
As of December 31, 2015, we had approximately 37,700 employees, including approximately 9,300 employees outside of the U.S. As of December 31, 2015, our hotel group business had approximately 9,100 employees, our destination network business had approximately 10,100 employees, our vacation ownership business had approximately 17,700 employees and our corporate group had approximately 800 employees. Approximately 4% of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE
Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position and we do not anticipate any material impact from such compliance in the future.

SUSTAINABILITY
We have made a commitment to be at the forefront of sustainable business practices. In 2014, we met our goal to reduce our carbon emissions by 20% of our owned, managed and leased assets (based on square foot intensity). The goal was achieved six years ahead of our target year of 2020. We have now increased our goal to reduce our carbon emissions and water consumption by 25% by the year 2025 (based on square foot intensity). We also have maintained our goal to ensure that 30% of our qualified supply chain spend is with suppliers who meet our Wyndham Green criteria by 2020. As of December 31, 2015, 27% of suppliers are considered to be in alignment with Wyndham’s sustainability initiatives. We continue to work toward meeting all environmental regulations in areas where we do business.

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
We may not be able to achieve our growth and performance objectives for increasing our earnings and cash flows, the number of franchised and/or managed properties in our hotel group business, the number of vacation exchange members and related transactions, the number of rental weeks sold by and the number of units in our destination network business and the number of tours and new owners generated and vacation ownership interests sold by our vacation ownership business.

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

We are subject to operating or other risks common to the hospitality industry.
Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs including inflation, energy, labor costs such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance

•
increases in travel costs including air travel would likely impact consumer preferences with respect to certain of our vacation and resort destinations and vacation ownership preferences and, if such conditions were to be sustained, the desirability of our vacation, resort and hotel products and offerings could be adversely impacted

•	changes in desirability of geographic regions of the hotels or resorts in our business

•	changes in the supply and demand for hotel rooms, destination network services and products and vacation ownership services and products

•	evolving changes in consumer travel and vacation patterns and consumer preferences

•	seasonality in our businesses, which may cause fluctuations in our operating results

•	geographic concentrations of our operations and customers

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business

•
availability of acceptable financing and cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, owners of vacation rental properties, our RCI affiliates and other developers of vacation ownership resorts and timeshare homeowner associations

•
the quality of the services provided by franchisees, affiliated resorts and properties in our destination network business or resorts in which we sell vacation ownership interests may adversely affect our image, reputation and brand value

•	our ability to generate sufficient cash to buy from third-party suppliers the products that we need to provide to the participants in our points programs who want to redeem points for such products

•	overbuilding or excess capacity in one or more segments of the hospitality industry or in one or more geographic regions

•
our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our destination network business and/or owners of vacation properties that our destination network business markets for rental and timeshare homeowner associations

•	our ability to adjust our business model to generate greater cash flow and require less capital expenditures

•	organized labor activities and associated litigation

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights

•	our failure to keep pace with technological developments could impair our competitive position

•	disruptions, including non-renewal or termination of agreements, in relationships with third parties including marketing alliances and affiliations with e-commerce channels

•	changes in the number, occupancy and room rates of hotels operating under franchise and management agreements

•	revenues from our hotel group business are indirectly affected by our franchisees’ pricing decisions

•	franchisees or other developers that have development advance notes with us may experience financial difficulties

•	consolidation of developers could adversely affect our destination network business

•
decrease in the supply of available vacation rental accommodations due to, among other reasons, a decrease in inventory included in the system or ongoing property renovations could adversely affect our destination network business

•	the viability of homeowners associations which we manage and the maintenance and refurbishment of vacation ownership properties depends on the ability to collect sufficient maintenance fees

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests

•	unlawful or deceptive third-party vacation ownership interest resale schemes could damage our reputation and brand value

•
the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining entitlements to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and risks related to real estate project development costs and completion

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and destination network business

•
disputes with franchisees, vacation exchange affiliation partners, owners of vacation rental properties, owners of vacation ownership interests and homeowner associations may result in litigation and the loss of management contracts

Third-party Internet reservation systems may adversely impact us.
Consumers increasingly use third-party Internet travel intermediaries to search for and book their hotel, resort and other travel accommodations. As the use of these third-party Internet reservation channels increases, consumers may rely upon these third-party Internet systems to the detriment of our own hotel group and rental brands, which may impact consumer preferences for lodging choices outside of our own brands and adversely impact our bookings and rates.

The continued success of our hotel business relies upon continued growth in the number of hotel properties under our brands and the performance of our franchisees.
We have been historically successful in growing the number of our brands and franchised hotels in our hotel business and our revenues and profitability in our hotel segment relies upon our achieving continued growth objectives for franchised hotels in this segment. We are subject to many challenges in growing and sustaining our growth in the number of our franchised hotels including maintaining the quality of our service or services through third-party providers, operational support and reservation systems to support our franchisees, our ability to compete with other hotel owners for existing and future hotel franchisees, our ability to continue and enhance consumer acceptance of our brands and the quality of our managers and entire organization in supporting our hotel business. We also are subject to the risk of entering into franchise relationships with owners and operators who do not achieve or maintain the quality standards we set, which if not appropriately and timely addressed could adversely impact our brand image and our ability to attract quality franchisee operators.

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
Our international operations are subject to numerous risks including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of terrorism; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could have an effect on our results of operations, financial position or cash flows.
In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development.

We are subject to certain risks related to our indebtedness, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us.
We are a borrower of funds under our credit facilities, credit lines, senior notes, commercial paper programs and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel branded under one of our hotel brands. We also extend credit at times to developers of timeshare or vacation rental properties. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•
our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions

•
if we are unable to comply with the terms of the financial covenants under our revolving credit facility or other debt, including a breach of the financial ratios or tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions

•	our leverage may adversely affect our ability to obtain additional financing

•
our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs

•	increases in interest rates

•	rating agency downgrades for our debt that could increase our borrowing costs and prevent us from obtaining additional financing

•	failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions

•
we may not be able to securitize our vacation ownership contract receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership contract receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership contract receivables and other credit we extend is greater than expected

•	our securitizations contain portfolio performance triggers which if violated may result in a disruption or loss of cash flow from such transactions

•	a reduction in commitments from surety bond providers which may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states

•	prohibitive cost and inadequate availability of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests

•	the inability of hotel owners that have received mezzanine and other loans from us to pay back such loans

•	if interest rates increase significantly, we may not be able to increase the interest rate offered to finance purchases of vacation ownership interests by the same amount of the increase

Economic conditions affecting the hospitality industry, the global economy and credit markets generally may adversely affect our business and results of operations, our ability to obtain financing or securitize our receivables on reasonable and acceptable terms, the performance of our loan portfolio and the market price of our common stock.
The future economic environment for the hospitality industry and the global economy may continue to be challenged. The hospitality industry has experienced and may experience in the future significant downturns in connection with or in anticipation of declines in general economic conditions. The current economy has been characterized by long-term unemployment, lower family income, lower business investment and lower consumer spending, any of which may lower demand for hospitality services and products. Declines in consumer and commercial spending may adversely affect our revenues and profits.

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

It is possible that asset-backed securities issued under our securitization programs could in the future be downgraded by credit agencies. If a downgrade occurs our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized. We could be forced to rely on other potentially more expensive and less attractive funding sources to the extent available which would decrease our profitability and may require us to adjust our business operations accordingly including reducing or suspending our financing to purchasers of vacation ownership interests.

If for any reason our sources of liquidity, including our securitization programs, were to decrease such that we were required to reduce or suspend our financing for any significant number of purchases of our vacation ownership contracts, our sales of vacation ownership interests would likely decrease, which would adversely impact our revenues, cash flows and profitability.

An increase in interest rates would increase our financing costs and could adversely impact the financial results of our vacation ownership business.
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
Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify substantially our business practices. If we are not in compliance with applicable laws and regulations including among others those governing franchising, timeshare, consumer financing and other lending, information security and data privacy, marketing and sales, unfair and deceptive trade practices, telemarketing including “do not call” legislation, data protection, licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental including climate change, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control and the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, we may be subject to regulatory investigations or actions, fines, penalties, injunctions and potential criminal prosecution. In addition, increases in the cost and administrative burden of compliance with such laws and regulations would impact our business operations and would adversely impact our operating performance including our profitability.

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

Our ability to market successfully our services and products may be adversely impacted by continued changes in privacy laws and regulations.
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
In June 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit against us and our subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. We disputed the allegations in the lawsuit and defended this lawsuit vigorously. In December 2015, the Federal District Court for the District of New Jersey entered a Stipulated Order for Injunction (“Stipulated Order”) that was negotiated and agreed to by us and the FTC. The Court also dismissed the lawsuit with prejudice. We did not pay any monetary relief in connection with the Stipulated Order. The Stipulated Order requires WHR to maintain an information security program for payment card information within WHR’s network and provides WHR with a safe harbor provided it continues to meet certain requirements for “reasonable data security” as outlined in the Stipulated Order. We do not believe that the data breach incidents were or that the Stipulated Order is material to us.

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
We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and properties. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount concerning a potential loss or liability, or at all, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business, which may be substantial, which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and uninterrupted operations of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and uninterrupted operations of service facilities. Any disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including technology and systems utilized for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. The operation, maintenance and updating of these technologies, systems and facilities are dependent upon internal and third-party technologies, systems, services and support and are subject to natural disasters and other disruptions for which there are no assurances of uninterrupted availability or adequate protection.

We and our franchisees utilize certain technology platforms for services, including for reservation systems and property management, and in certain instances rely on third party service providers to effectively deliver such services through these technology platforms. There can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to us or our third party providers. The termination of our agreement with our third party provider for our central reservation booking system and revenue management services may materially harm our business if we were not able to replace the services of the third party provider in a timely manner.

We are subject to risks related to corporate social responsibility.
Many factors influence our reputation and the value of our brands including perceptions of us held by our key stakeholders and the communities in which we do business. Businesses face increasing scrutiny of the environmental, social and governance impact of their actions and there is a risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas such as safety and security, philanthropy, responsible tourism, environmental and supply chain management, diversity, human rights, climate change, availability of resources and support for local communities.

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
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our stock repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in our best interests or those of our stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur and our stock may in fact depreciate in value.

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

Wyndham Hotel Group
The main corporate operations of our hotel group business share office space in our corporate headquarters leased by Wyndham in Parsippany, New Jersey. Our hotel group business also leases space for its reservations centers and/or data warehouses in Phoenix, Arizona and Saint John, New Brunswick, Canada pursuant to leases that expire in 2017 and 2020, respectively. In addition, our hotel group business has nine leases for office space in various countries outside the U.S. with varying expiration dates ranging between 2016 and 2021. Our hotel group business also has three leases for office space within the U.S. with varying expiration dates ranging between 2018 and 2020. All leases that are due to expire in 2016 are presently under review related to our ongoing requirements.

Wyndham Destination Network
Wyndham Destination Network has its main corporate operations in a leased office in Parsippany, New Jersey, which lease expires in 2029. Wyndham Destination Network also owns 32 properties, of which 20 are located in the U.S., five are located in Denmark, four are located in the U.K. and one is located in each of Ireland, Mexico and Portugal. Wyndham Destination Network has 169 leased offices that expire between 2016 through 2026, of which 83 are located in North America, 75 are located in Europe, nine are located in Latin America and two are located in Asia Pacific. All leases that are due to expire in 2016 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which begin to expire in 2025. Our vacation ownership business also has leased spaces in Redmond, Washington; Springfield, Missouri; Chicago, Illinois; Las Vegas, Nevada; and Bundall, Australia with various expiration dates. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2018 and in

Northbrook, Illinois that expires in 2017. In addition, the vacation ownership business leases approximately 115 marketing and sales offices, of which approximately 98 are located throughout the U.S., nine are located in Australia, four are located in the Caribbean, three are located in Mexico, and one is located in Canada with varying expiration dates.

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

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2016, the number of stockholders of record was 5,783. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2015 and 2014.

2015	High	Low
First Quarter	$94.11	$81.01
Second Quarter	91.59	81.70
Third Quarter	87.29	70.18
Fourth Quarter	82.68	70.86

2014	High	Low
First Quarter	$75.74	$68.62
Second Quarter	75.72	69.43
Third Quarter	82.39	74.82
Fourth Quarter	86.77	71.83

Dividend Policy

During 2015 and 2014, we paid a quarterly dividend of $0.42 and $0.35, respectively, per share of common stock issued and outstanding on the record date for the applicable dividend. During February 2016, our Board of Directors (“Board”) authorized an increase of quarterly dividends to $0.50 per share beginning with the dividend expected to be declared during the first quarter of 2016. Our dividend payout ratio is now approximately 36% of the midpoint of the range of our estimated 2016 net income after certain adjustments. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 1 – 31, 2015	1,032,544	$75.84	1,032,544	$452,645,649
November 1 – 30, 2015	282,670	78.00	282,670	430,596,408
December 1 – 31, 2015	878,729	73.57	878,729	365,947,835
Total	2,193,943	$75.21	2,193,943	$365,947,835

On August 20, 2007, our Board authorized our current stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program seven times, most recently on February 8, 2016 by $1.0 billion, bringing the total authorization under the program to $5.0 billion. Under our current and prior stock repurchase plans, the total authorization is $5.8 billion.

During the period January 1, 2016 through February 11, 2016, we repurchased an additional 1.6 million shares at an average price of $66.84 for a cost of $110 million. We currently have $1.3 billion remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival Corporation, Marriott International Inc., Starwood Hotels & Resorts Worldwide, Inc., Royal Caribbean Cruises Ltd. and Wyndham Worldwide Corporation) for the period from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 and all dividends and other distributions were reinvested.
Cumulative Total Return

	12/10	12/11	12/12	12/13	12/14	12/15
Wyndham Worldwide Corporation	100.00	128.67	184.42	260.12	308.28	266.60
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Hotels, Resorts & Cruise Lines	100.00	80.74	101.07	130.53	161.93	168.19

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data (in millions):
Net revenues	$5,536	$5,281	$5,009	$4,534	$4,254
Expenses:
Operating and other (a)	4,274	4,061	3,865	3,482	3,246
Loss on sale and asset impairments	7	35	8	8	57
Restructuring	6	11	10	7	6
Depreciation and amortization	234	233	216	185	178
Operating income	1,015	941	910	852	767
Other (income)/expense, net	(17)	(7)	(6)	(8)	(11)
Interest expense	125	113	131	132	140
Early extinguishment of debt	—	—	111	108	12
Interest income	(9)	(10)	(9)	(8)	(24)
Income before income taxes	916	845	683	628	650
Provision for income taxes	304	316	250	229	233
Net income	612	529	433	399	417
Net (income)/loss attributable to noncontrolling interest	—	—	(1)	1	—
Net income attributable to Wyndham shareholders	$612	$529	$432	$400	$417
Per Share Data
Basic
Net income attributable to Wyndham shareholders	$5.18	$4.22	$3.25	$2.80	$2.57
Weighted average shares outstanding	118	125	133	143	162
Diluted
Net income attributable to Wyndham shareholders	$5.14	$4.18	$3.21	$2.75	$2.51
Weighted average shares outstanding	119	127	135	145	166
Dividends
Cash dividends declared per share	$1.68	$1.40	$1.16	$0.92	$0.60
Balance Sheet Data (in millions):
Securitized assets (b)	$2,576	$2,629	$2,314	$2,543	$2,638
Total assets	9,716	9,679	9,741	9,463	9,023
Securitized debt	2,130	2,165	1,910	1,960	1,862
Long-term debt	3,078	2,888	2,931	2,602	2,153
Total equity	953	1,257	1,625	1,931	2,232
Operating Statistics: (c)
Hotel Group
Number of rooms	678,000	660,800	645,400	627,400	613,100
RevPAR	$37.26	$37.57	$36.00	$34.80	$33.34
Destination Network
Average number of members (in 000s)	3,831	3,765	3,698	3,674	3,750
Exchange revenue per member	$169.29	$177.12	$181.02	$179.68	$179.59
Vacation rental transactions (in 000s)	1,630	1,552	1,483	1,392	1,347
Average net price per vacation rental	$494.92	$558.95	$532.11	$504.55	$530.78
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$1,965,000	$1,889,000	$1,889,000	$1,781,000	$1,595,000
Tours (in 000s)	801	794	789	724	685
Volume Per Guest (“VPG”)	$2,326	$2,257	$2,281	$2,324	$2,229

(a)	Includes operating, cost of VOIs, consumer financing interest, marketing and reservation and general and administrative expenses.

(b)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 14 — Variable Interest Entities.

(c)	The impact from acquisitions/dispositions have been included from their acquisition/disposition dates forward.

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

ACQUISITIONS (2011 – 2015)

Between January 1, 2011 and December 31, 2015, we completed a number of acquisitions. The results of operations and financial position of such acquisitions have been included beginning from the relevant acquisition dates. Below is a list of our primary acquisitions during that period (not intended to be a complete list):

•	ResortQuest Whistler (July 2015)

•	Vacation Palm Springs (June 2015)

•	Sea Pearl Resorts (April 2015)

•	Dolce Hotels and Resorts (January 2015)

•	Raintree Vacation Club (5 Properties) (November 2014)

•	Shoal Bay Resort (March 2014)

•	Hatteras Realty, Inc. (January 2014)

•	Midtown 45, NYC Property (January 2013)

•	Cumbrian Cottages (January 2013)

•	Oceana Resorts (December 2012)

•	Wyndham Grand Rio Mar Hotel (October 2012)

•	Shell Vacations Club (September 2012)

•	Smoky Mountain Property Management Group (August 2012)

•	Bahama Bay/Caribe Cove (September 2011)

•	The Resort Company (August 2011)

See Note 4 to the Consolidated Financial Statements for a discussion of acquisitions completed during 2015, 2014 and 2013.

LOSS ON SALE

During 2014, we sold our U.K.-based camping business at our destination network business resulting in a $20 million loss. As a result of this transaction, we received $1 million of cash, net, reduced our net assets by $11 million, wrote-off $6 million of foreign currency translation adjustments and recorded a $4 million indemnification liability. Such loss was recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

IMPAIRMENT & RESTRUCTURING CHARGES
During 2015, we recorded $8 million of restructuring cost resulting from a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. We subsequently reversed $2 million of previously recorded personnel-related costs.

Additionally in 2015, we recorded a $7 million non-cash impairment charge at our hotel group business related to the write-down of terminated in-process technology projects resulting from the decision to outsource our reservation system to a third-party partner.

During 2014, we recorded $12 million of restructuring costs at our destination network and hotel group businesses targeted at improving the alignment of the organizational structure of each business with their strategic objectives. In addition, we reversed $1 million of previously recorded contract termination costs related to our 2013 organizational realignment initiative.

Additionally in 2014, we recorded a $7 million non-cash charge at our destination network business related to the write-down of an equity investment which was the result of a reduction in the fair value of an entity in which we have a minority ownership position. We also recorded an $8 million non-cash charge at our hotel group business related to the write-down of an investment in a joint venture, which was the result of the joint venture’s recurring losses and negative operating cash flows.

During 2013, we recorded $10 million of restructuring costs, of which $9 million was related to an organizational realignment initiative committed to at our hotel group business, primarily focused on optimizing its marketing structure. In addition, we recorded $8 million of non-cash impairment charges at our hotel group business primarily related to a partial write-down of our Hawthorn trademark due to lower than anticipated growth in the brand.

During 2012, we recorded an $8 million non-cash asset impairment charge at our destination network business resulting from the decision to rebrand the ResortQuest and Steamboat Resorts trade names to the Wyndham Vacation Rentals brand. In addition, we recorded restructuring costs of $7 million related to organizational realignment initiatives commenced during 2012 at our destination network and vacation ownership businesses.

During 2011, we recorded non-cash asset impairment charges at our hotel group business which consisted of (i) a $44 million write-down of franchise and management agreements and (ii) development advance notes and other receivables and a $13 million investment in an international joint venture. In addition, we recorded $6 million of restructuring costs primarily related to a strategic realignment initiative committed to during 2010 at our destination network business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following three segments:

•
Hotel Group—primarily franchises hotels in the upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

•
Destination Network (formerly known as Vacation Exchange & Rentals)—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

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
Hotel Group

In our franchising business, we seek to generate revenues for our hotel owners through our strong, well-known brands and the delivery of services such as marketing, information technology, revenue management, training, operations support, strategic sourcing and guest services.

We enter into agreements to franchise our hotel group brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the end of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing franchise fees, which are primarily comprised of royalty, marketing and reservation fees. Royalty, marketing and reservation fees are typically a percentage of gross room revenues of each franchised hotel. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing royalty fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Hotel Group revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

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

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stays. These fees are to reimburse us for expenses associated with member redemptions and activities that are related to the overall administering and marketing of the program. These fees are recognized as revenue upon becoming due from the franchisee. Since we are obligated to expend the fees we collect from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program.

Other service fees we derive from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services. The majority of these fees are intended to reimburse us for direct expenses associated with providing these services.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 25 years. Our management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Such reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The reimbursable costs, which principally relate to payroll costs for operational employees at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin. As a result, these reimbursable costs have no effect on our operating income. Management fee revenues and reimbursable revenues were $23 million and $273 million, respectively, during 2015, $11 million and $148 million, respectively, during 2014 and $8 million and $129 million, respectively, during 2013.

We currently own two hotels in locations where we have developed timeshare units. Revenues earned from our owned hotels are comprised of (i) gross room night rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. We are responsible for all the operations of the hotels and recognize all revenues and expenses of these hotels.

Within our Hotel Group segment, we measure operating performance using the following key operating statistics: (i) number of rooms, which represents the number of rooms at hotel group properties at the end of the year and (ii) revenue per available room (RevPAR), which is calculated by multiplying the percentage of available rooms occupied during the year by the average rate charged for renting a hotel room for one day.

Destination Network

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of intervals of VOIs to trade their intervals for intervals at other properties affiliated with our RCI brand and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

Our RCI brand derives a majority of its revenues from annual membership dues and exchange fees from RCI members trading their intervals. Revenues from annual membership dues represent the annual fees from RCI members who, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with our exchange network or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member.

Our vacation rental brands primarily derive their revenues from fees, which generally average between 20% and 45% of the gross booking fees. For properties which we own, manage or operate under long-term capital and operating leases (which represent less than 10% of our portfolio), we receive 100% of the revenues. The majority of the time, we act on behalf of the owners of the rental properties to generate our fees. We provide reservation services to the independent property owners and receive the agreed-upon fee for the services provided. We remit the gross rental fee received from the renter to the independent property owner, net of our agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made are recorded, net of expected cancellations.

Cancellations for 2015, 2014 and 2013 each totaled less than 4% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties which we own, manage or operate and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Within our Destination Network segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products, (ii) exchange revenue per member, which represents total revenue from fees associated with memberships, exchange transactions, member-related rentals and other services for the year divided by the average number of vacation exchange members during the year, (iii) vacation rental transactions, which represents the number of standard one-week rental transactions that are generated in connection with customers booking their vacation rental stays through us and (iv) average net price per vacation rental, which represents the net rental price generated from renting vacation properties to customers and other related rental servicing fees divided by the number of vacation rental transactions.

Vacation Ownership
Our vacation ownership business develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. It derives the majority of its revenues from sales of VOIs and other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or developer-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting as prescribed in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, we recognize revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred.

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

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $615 million, $581 million and $567 million during 2015, 2014 and 2013, respectively. Management fee revenues were $275 million, $288 million and $290 million during 2015, 2014 and 2013, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $340 million, $293 million and $277 million during 2015, 2014 and 2013, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. One of the associations that we manage paid Wyndham Destination Network $24 million for exchange services during 2015 and $19 million during both 2014 and 2013.

Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales (including tele-sales upgrades, which are a component of upgrade sales) before the net effect of POC accounting and loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs and (iii) volume per guest (“VPG”), which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) by the number of tours.

Other Items
We record marketing and reservation revenues, Wyndham Rewards revenues, RCI Elite Rewards revenues and hotel/property management services revenues for our Hotel Group, Destination Network and Vacation Ownership segments, in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Consolidated Statements of Income. We believe that EBITDA is a useful measure of performance for our industry segments and, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2015 and 2014. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2015	2014	% Change
Hotel Group (a)
Number of rooms (b)	678,000	660,800	2.6
RevPAR (c)	$37.26	$37.57	(0.8)
Destination Network
Average number of members (in 000s) (d)	3,831	3,765	1.8
Exchange revenue per member (e)	$169.29	$177.12	(4.4)
Vacation rental transactions (in 000s) (a) (f)	1,630	1,552	5.0
Average net price per vacation rental (a) (g)	$494.92	$558.95	(11.5)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$1,965,000	$1,889,000	4.0
Tours (in 000s) (j)	801	794	0.9
VPG (k)	$2,326	$2,257	3.1

(a)
Includes the impact from acquisitions/dispositions from the acquisition/disposition dates forward. Therefore, the operating statistics for 2015 are not presented on a comparable basis to the 2014 operating statistics.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(h)
Represents total sales of VOIs, including sales under Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service, before the net effect of POC accounting and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the year ended December 31 (in millions):

	2015	2014
Gross VOI sales	$1,965	$1,889
Less: WAAM Fee-for-Service sales (1)	(126)	(132)
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	1,838	1,757
Less: Loan loss provision	(248)	(260)
Plus/(Less): Impact of POC accounting	13	(12)
Vacation ownership interest sales	$1,604	$1,485

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $83 million and $98 million during 2015 and 2014, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $100 million and $97 million during 2015 and 2014, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of the business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Our consolidated results are as follows:

	Year Ended December 31,
	2015	2014	Favorable/(Unfavorable)
Net revenues	$5,536	$5,281	$255
Expenses	4,521	4,340	(181)
Operating income	1,015	941	74
Other (income)/expense, net	(17)	(7)	10
Interest expense	125	113	(12)
Interest income	(9)	(10)	(1)
Income before income taxes	916	845	71
Provision for income taxes	304	316	12
Net income	$612	$529	$83
Net revenues increased $255 million (4.8%) during 2015 compared with 2014. Foreign currency translation unfavorably impacted net revenues by $175 million. Excluding foreign currency translation, net revenues increased primarily from:

•	$168 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•
$132 million of incremental revenue (inclusive of $106 million at our hotel group related to reimbursable fees which have no impact on EBITDA) resulting from acquisitions at our hotel group and destination network businesses;

•	$86 million of higher revenues at our destination network business primarily from stronger volume and yield on rental transactions; and

•
a $77 million increase (excluding intersegment revenues) at our hotel group business primarily from higher royalty, marketing and reservation (inclusive of Wyndham Rewards) revenues, fees associated with our global conference and higher revenues from ancillary services.

Such revenue increases were partially offset by the absence of $34 million of revenues from our U.K.-based camping business, which was sold during 2014.

Expenses increased $181 million (4.2%) during 2015 compared with 2014. Foreign currency favorably impacted expenses by $128 million. Excluding foreign currency, expenses increased primarily from:

•	$234 million of higher expenses from operations primarily related to the revenue increases;

•	$130 million of incremental expenses related to acquisitions at our hotel group and destination network businesses;

•	$14 million of costs associated with the anticipated termination of a management contract at our hotel group business;

•
$7 million of non-cash impairment charge resulting from the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party partner at our hotel group business.

Such increases in expenses were partially offset by the absence of:

•	$51 million of expenses incurred at our U.K.-based camping business during 2014, which includes $31 million of operating expenses and a $20 million loss on the sale of such business;

•	$15 million of non-cash impairment charges during 2014 resulting from the write-down of equity investments at our hotel group and destination network businesses; and

•	a $10 million foreign exchange loss during 2014 at our destination network business related to the devaluation of the official exchange rate of Venezuela.

Other income, net increased $10 million compared with 2014 primarily from favorable settlements of business disruption claims received during 2015 related to the Gulf of Mexico oil spill in 2010.

Interest expense increased $12 million during 2015 compared with 2014 primarily due to a higher average effective interest rate resulting from the termination of interest rate swaps during the second quarter of 2015 and an increase in our long-term debt borrowings.

During 2015, we reduced our valuation allowance and recognized foreign tax credit benefits from a realignment of certain foreign operations which resulted in a reduction of our effective tax rate from 37.4% in 2014 to 33.2% in 2015.

As a result of these items, net income increased $83 million (15.7%) as compared with 2014.

Following is a discussion of the 2015 results of each of our segments and Corporate and Other compared to 2014:

	Net Revenues			EBITDA
	2015	2014	% Change	2015		2014		% Change
Hotel Group	$1,297	$1,101	17.8	$349	(b)	$327	(f)	6.7
Destination Network	1,538	1,604	(4.1)	367	(c)	335	(g)	9.6
Vacation Ownership	2,772	2,638	5.1	687	(d)	660		4.1
Total Reportable Segments	5,607	5,343	4.9	1,403		1,322		6.1
Corporate and Other (a)	(71)	(62)	(14.5)	(137)	(e)	(141)	(h)	2.8
Total Company	$5,536	$5,281	4.8	$1,266		$1,181		7.2

Reconciliation of EBITDA to Net Income

				2015		2014
EBITDA				$1,266		$1,181
Depreciation and amortization				234		233
Interest expense				125		113	(i)
Interest income				(9)		(10)
Income before income taxes				916		845
Provision for income taxes				304		316
Net income				$612		$529

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $14 million of costs associated with the anticipated termination of a management contract, (ii) a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party provider, (iii) $4 million of restructuring costs incurred as a result of an organizational realignment of brand services and call center operations, partially offset by a $1 million reversal of a portion of a restructuring reserve during 2015 and (iv) $3 million of costs incurred in connection with the Dolce acquisition.

(c)
Includes $3 million of restructuring costs incurred as a result of a rationalization of our international operations, partially offset by a $1 million reversal of a portion of a restructuring reserve during 2015.

(d)	Includes $1 million of restructuring costs incurred as a result of an organizational realignment of the sales function.

(e)	Includes $137 million of corporate costs during 2015.

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

(h)
Includes $142 million of corporate costs during 2014 and $1 million of a net benefit during 2014 related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

(i)	Includes a $2 million reversal of a reserve for value-added taxes established during 2011.

Hotel Group
Net revenues increased $196 million (17.8%) and EBITDA increased $22 million (6.7%) during the twelve months ended December 31, 2015 compared with the same period during 2014. Foreign currency translation unfavorably impacted revenues and EBITDA by $12 million and $7 million, respectively.

Net revenues increased $29 million from royalty, marketing and reservation fees (inclusive of Wyndham Rewards). Excluding the impact of a $12 million unfavorable impact from foreign currency translation and $13 million of incremental revenues from the Dolce acquisition, royalty, marketing and reservations fees (inclusive of Wyndham Rewards) increased $28 million. Excluding Dolce, domestic RevPAR increased 4.1% and global system size increased 1.8%. The increase in domestic RevPAR (excluding Dolce) was driven primarily by a 3.0% increase in average daily rates. International RevPAR (excluding Dolce) decreased by 12.7% principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Reimbursable revenues increased $119 million primarily from $106 million of incremental revenues from the Dolce acquisition. Such increase in revenues had no impact on EBITDA. Additionally, revenues were favorably impacted by $12 million of fees charged for our global conference which were fully offset by conference expenses.

Revenues from our owned hotels decreased $2 million and EBITDA increased $4 million. The revenue decrease was primarily due to the conversion of rooms into timeshare units at our Rio Mar property. The EBITDA increase was primarily the result of operating cost savings.

Net revenues and EBITDA were also favorably impacted by $16 million of higher intersegment licensing fees of which, $14 million is related to an increase in the rate charged to our vacation ownership business for the use of the Wyndham trade name.

Revenues and EBITDA from other franchise fees each increased $3 million primarily from higher property renewals and terminations. Ancillary services contributed an additional $19 million and $4 million of revenues and EBITDA, respectively. The revenues increase was primarily due to higher services provided to managed properties and growth in our co-branded credit card program, partially offset by the absence of $4 million of revenues resulting from the impact of a new co-branded credit card agreement executed during the third quarter of 2014. The EBITDA increase was primarily the result of the growth in our co-branded credit card program.

In addition, EBITDA was unfavorably impacted by:

•	$14 million of costs associated with the anticipated termination of a management contract;

•	$12 million of incremental expenses from Dolce, of which $3 million were related to integration and deal costs;

•
$9 million of higher marketing, reservation and Wyndham Rewards expenses resulting from the impact of the marketing and reservation revenue increases as we are obligated to spend such revenues on behalf of our franchisees;

•
a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from the decision to outsource our reservation system to a third-party provider during the third quarter of 2015; and

•	$3 million of restructuring charges.

Such decreases in EBITDA were partially offset by the absence of (i) an $8 million non-cash charge related to the write-down of an investment in a joint venture during the third quarter of 2014 and (ii) $4 million of expenses associated with the departure of an executive during 2014.

As of December 31, 2015, we had over 7,810 properties and over 678,000 rooms in our system. Additionally, our hotel development pipeline included 890 hotels and over 119,300 rooms, of which 60% were international and 70% were new construction.

Destination Network

Net revenues decreased $66 million (4.1%) and EBITDA increased $32 million (9.6%) during the twelve months ended December 31, 2015 compared with 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $129 million and $27 million, respectively. The divestiture of our U.K.-based camping business during 2014 unfavorably impacted revenues and EBITDA by $34 million and $3 million, respectively. In addition, EBITDA was favorably impacted by the absence of a $20 million loss on such divestiture.

Our acquisitions of vacation rental brands contributed $11 million of incremental revenues (inclusive of $2 million of ancillary revenues) and $1 million of incremental EBITDA during 2015.

Net revenues generated from rental transactions and related services decreased $61 million. Excluding an unfavorable foreign currency translation impact of $102 million, a $34 million unfavorable impact from the divestiture and $9 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $66 million principally due to a 6.7% increase in rental transaction volume and a 1.1% increase in average net price per vacation rental. The increase in volume was driven by growth across all of our global vacation rental brands. The increase in average net price per vacation rental reflects higher pricing at our Netherlands-based Landal GreenParks brand and our North America brands, partially offset by the mix impact resulting from growth of lower priced accommodations at our U.K. cottage and parks brands.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $18 million. Excluding an unfavorable foreign currency translation impact of $25 million, exchange and related service revenues increased $7 million primarily due to a 1.8% increase in the average number of members principally resulting from new member growth in North America and Latin America. Such increase was partially offset by a 0.7% decline in exchange revenue per member primarily due to the impact of growth in club memberships in North America where there is a lower propensity to transact.

Additionally, ancillary revenues increased $12 million, which includes a $10 million change in the classification of third-party sales commission fees to operating expenses, which were previously reported as contra revenue in prior periods.

In addition, EBITDA was unfavorably impacted by:

•	$44 million of higher costs resulting from revenue increases across our vacation rentals brands;

•	a $13 million increase in employee-related expenses;

•	$4 million of higher information technology costs; and

•	$3 million from foreign exchange transactions and foreign exchange contracts.

Such expense increases were partially offset by:

•	the absence of a $10 million foreign exchange loss related to the devaluation of the official exchange rate of Venezuela during 2014;

•	$8 million of lower restructuring costs, which includes the absence of $10 million of such costs recorded during 2014, partially offset by $2 million recorded during 2015;

•	the absence of a $7 million non-cash impairment charge related to the write-down of an equity investment during 2014;

•	a $6 million favorable settlement of business disruption claims received related to the Gulf of Mexico oil spill in 2010; and

•	a $4 million benefit from a reserve reversal for value-added taxes resulting from a favorable ruling.

Vacation Ownership

Net revenues and EBITDA increased $134 million (5.1%) and $27 million (4.1%), respectively, during the twelve months ended December 31, 2015 compared with the same period of 2014. Foreign currency translation unfavorably impacted net revenues and EBITDA by $34 million and $11 million, respectively.
Net VOI revenues increased $119 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $26 million, net VOI revenues increased $145 million primarily due to (i) higher gross VOI sales and (ii) a $12 million decrease in our provision for loan losses due to a lower provision rate resulting from a continuation of favorable default trends. Gross VOI sales increased $76 million (4.0%) compared to the same period last year, primarily due to a 3.1% increase in VPG primarily attributable to an increase in higher average transaction size and a 0.9% increase in tours. Excluding an unfavorable foreign currency translation impact of $27 million, gross VOI sales increased 5% compared to 2014.
EBITDA increased $76 million from VOI-related operations primarily due to (i) the net VOI revenue increase of $119 million, (ii) $12 million from other VOI-activities primarily related to entry-level sales programs such as our sampler program and (iii) a $6 million reduction in the cost of VOIs sold primarily due to lower product costs. Such increases in EBITDA were partially offset by $44 million of higher sales and commission expenses primarily due to the increase in VOI sales and $17 million of higher marketing costs principally due to an increase in costs for tours targeting new owner generation.
Commission revenues and EBITDA generated from WAAM Fee-for-Service decreased $15 million and $19 million, respectively, compared to the prior year, primarily from a lower average commission rate earned resulting from a change in the mix of product sold and lower VOI sales under WAAM Fee-for-Service as we continue to shift our focus to the WAAM Just-in-Time inventory sourcing model.
Consumer financing revenues were flat and EBITDA decreased by $3 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $6 million, revenues and EBITDA increased $6 million and $3 million, respectively. The revenue growth was due to a higher weighted average interest rate earned on contract receivables partially offset by a lower average portfolio balance. EBITDA was also impacted by higher interest expense resulting from an increase in the average securitized debt balance partially offset by a reduction in the weighted average interest rate on our securitized debt to 3.5% from 3.7%. Our net interest income margin decreased to 82.8% compared to 83.4% during 2014.
Property management revenues and EBITDA increased by $34 million and $5 million, respectively, compared to the prior year primarily due to higher reimbursable revenues.
In addition, EBITDA was unfavorably impacted by:

•	$17 million of higher maintenance fees for unsold inventory;

•	a $16 million increase in intersegment licensing fees charged from the hotel group business for the use of the Wyndham tradename; and

•	the absence of a $4 million reversal of a reserve during 2014 which was established as the result of an acquisition made in a previous year.

Such decreases in EBITDA were partially offset by the absence of a $5 million reserve recorded during 2014 on an indemnification receivable established as a result of the Shell acquisition.

Corporate and Other

Corporate and Other revenues, which represents the elimination of intersegment revenues primarily charged between our vacation ownership and hotel group businesses, decreased $9 million during 2015 compared to 2014.

Corporate expenses (excluding intercompany expense eliminations) decreased $4 million during 2015 compared to the prior year primarily due to lower professional fees, partially offset by an increase in employee related costs.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2014 and 2013. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2014	2013	% Change
Hotel Group
Number of rooms (a)	660,800	645,400	2.4
RevPAR (b)	$37.57	$36.00	4.4
Destination Network
Average number of members (in 000s) (c)	3,765	3,698	1.8
Exchange revenue per member (d)	$177.12	$181.02	(2.2)
Vacation rental transactions (in 000s) (e) (f)	1,552	1,483	4.7
Average net price per vacation rental (f) (g)	$558.95	$532.11	5.0
Vacation Ownership (f)
Gross VOI sales (in 000s) (h) (i)	$1,889,000	$1,889,000	—
Tours (in 000s) (j)	794	789	0.6
VPG (k)	$2,257	$2,281	(1.1)

(a)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

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

(h)
Represents total sales of VOIs, including sales under the WAAM Fee-for-Service, before the net effect of POC accounting and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

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

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Our consolidated results comprised the following:

	Year Ended December 31,
	2014	2013	Favorable/(Unfavorable)
Net revenues	$5,281	$5,009	$272
Expenses	4,340	4,099	(241)
Operating income	941	910	31
Other (income)/expense, net	(7)	(6)	1
Interest expense	113	131	18
Early extinguishment of debt	—	111	111
Interest income	(10)	(9)	1
Income before income taxes	845	683	162
Provision for income taxes	316	250	(66)
Net income	529	433	96
Net income attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$529	$432	$97

Net revenues increased $272 million (5.4%) during 2014 compared with 2013 primarily resulting from:

•	$123 million of higher revenues at our vacation ownership business primarily resulting from higher net VOI sales;

•	a $78 million increase at our destination network business primarily resulting from stronger volume and yield on rental transactions; and

•
a $74 million increase at our hotel group business primarily from higher royalty, marketing and reservation (inclusive of Wyndham Rewards) revenues and reimbursable revenues in our hotel management business.

Expenses increased $241 million (5.9%) during 2014 compared with 2013 primarily reflecting:

•	$182 million of higher expenses from operations primarily related to revenue increases;

•	a $20 million loss on the sale of a business at our destination network business;

•	a $17 million increase in depreciation and amortization resulting from property and equipment additions;

•
$15 million of non-cash impairment charges resulting from the write-down of equity investments at our hotel group and destination network businesses during 2014, partially offset by the absence of an $8 million non-cash impairment charge at our hotel group business during 2013;

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

As a result of these items, net income attributable to Wyndham shareholders increased $97 million (22.5%) as compared with 2013.

Following is a discussion of the 2014 results of each of our segments and Corporate and Other compared to 2013:

	Net Revenues			EBITDA
	2014	2013	% Change	2014		2013		% Change
Hotel Group	$1,101	$1,027	7.2	$327	(b)	$279	(f)	17.2
Destination Network	1,604	1,526	5.1	335	(c)	356		(5.9)
Vacation Ownership	2,638	2,515	4.9	660		619	(g)	6.6
Total Reportable Segments	5,343	5,068	5.4	1,322		1,254		5.4
Corporate and Other (a)	(62)	(59)	(5.1)	(141)	(d)	(122)	(d)	(15.6)
Total Company	$5,281	$5,009	5.4	$1,181		$1,132		4.3

Reconciliation of EBITDA to Net Income Attributable to Wyndham Shareholders

				2014		2013
EBITDA				$1,181		$1,132
Depreciation and amortization				233		216
Interest expense				113	(e)	131
Early extinguishment of debt				—		111	(h)
Interest income				(10)		(9)
Income before income taxes				845		683
Provision for income taxes				316		250
Net income				529		433
Net income attributable to noncontrolling interest				—		(1)
Net income attributable to Wyndham shareholders				$529		$432

(a)	Includes the elimination of transactions between segments.

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

Hotel Group

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

Net revenues decreased $3 million and EBITDA was flat from our owned hotels compared to the same period last year due to the impact of renovations at the Wyndham Grand Rio Mar Beach Resort and Spa.

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

Destination Network

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

Corporate and Other revenues, which represents the elimination of intersegment revenues charged principally between our vacation ownership and hotel group businesses, decreased $3 million during 2014 compared to 2013.

RESTRUCTURING PLANS
During 2015, we recorded $8 million of costs associated with restructuring activities focused on a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. In connection with these initiatives, we initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. We subsequently reversed $2 million of previously recorded personnel-related costs and reduced our liability with $2 million of cash payments. The remaining liability of $3 million as of December 31, 2015 is expected to be paid in cash by the end of 2016. We anticipate annual net savings from such initiatives to be $3 million.
During 2014, we implemented restructuring initiatives at our destination network and hotel group businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. In connection with these initiatives, we recorded $6 million of personnel-related costs, a $5 million non-cash charge to write-off information technology assets and $1 million of costs related to contract terminations. During 2015, we reduced our liability with $6 million of cash payments and reversed $1 million related to previously recorded contract termination costs.
During 2013, we implemented an organizational realignment initiative at our hotel group business, primarily focused on optimizing its marketing structure. In connection with this initiative, we recorded $8 million of personnel-related costs and $1 million of costs related to contract terminations, of which $2 million was paid in cash and $1 million was non-cash. During 2014, we reduced our liability with $5 million of cash payments and reversed $1 million of previously recorded contract termination costs.
We have additional restructuring plans which were implemented prior to 2013. During 2015, we reduced our liability for such plans with $2 million of cash payments. The remaining liability of $2 million as of December 31, 2015 is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2015	December 31, 2014	Change
Total assets	$9,716	$9,679	$37
Total liabilities	8,763	8,422	341
Total equity	953	1,257	(304)

Total assets increased $37 million from December 31, 2014 to December 31, 2015 primarily due to:

•
a $97 million increase in inventory resulting from (i) current year spend on vacation ownership development projects and (ii) a $70 million transfer of property and equipment to VOI inventory, partially offset by VOI sales; and

•	a $70 million increase in accounts receivable primarily due to acquisitions and increased vacation rental bookings at our destination network business.

Such increases in assets were partially offset by:

•
a $101 million decrease in net property and equipment primarily resulting from (i) $196 million of current year depreciation; (ii) the transfer of property and equipment to VOI inventory; and (iii) a $41 million decrease from foreign currency translation, partially offset by $222 million of property and equipment additions; and

•	a $54 million decrease in other current assets primarily due to reductions in non-trade and tax receivables.

Total liabilities increased $341 million from December 31, 2014 to December 31, 2015 primarily due to:

•	a $190 million increase in long term debt;

•
an $87 million increase in accounts payable and accrued expenses and other current liabilities primarily resulting from an increase in timeshare inventory repurchase obligations to a third-party developer and higher homeowner liabilities resulting from acquisitions and increased vacation rental bookings at our destination network business;

•	a $50 million increase in deferred income taxes primarily related to higher gross VOI sales; and

•	a $31 million increase in other non-current liabilities primarily due to higher timeshare inventory repurchase obligations to a third-party developer.

Such increases in liabilities were partially offset by a $35 million reduction in securitized long term debt.

Total equity decreased $304 million from December 31, 2014 to December 31, 2015 primarily due to:

•	$650 million of stock repurchases;

•	$203 million of dividends; and

•	$106 million of foreign currency translation adjustments.

Such decreases in equity were partially offset by $612 million of net income.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion and available capacity of $1.4 billion, net of letters of credit and commercial paper borrowings, as of December 31, 2015. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of December 31, 2015, we had $109 million of outstanding commercial paper borrowings, all under our U.S. commercial paper program.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2017, has a total capacity of $650 million and available capacity of $411 million as of December 31, 2015. During August 2015, we renewed this facility for a two-year term that expires in August 2017.

Our $315 million 6.00% senior unsecured notes, with a carrying value of $316 million, are due during December 2016. Our intent is to refinance such notes on a long-term basis during 2016.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW
The following table summarizes cash and cash equivalents during 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Cash provided by/(used in)
Operating activities	$991	$984	$1,008
Investing activities	(302)	(276)	(401)
Financing activities	(675)	(701)	(605)
Effects of changes in exchange rates on cash and cash equivalents	(26)	(18)	(3)
Net change in cash and cash equivalents	$(12)	$(11)	$(1)

Operating Activities
During 2015, net cash provided by operating activities increased $7 million compared to 2014. Net income adjusted for non-cash items contributed $54 million to cash from operations. Such increase was primarily offset by higher cash utilized for working capital (net change in assets and liabilities) of $47 million resulting from an increase in vacation ownership contract receivable originations from higher VOI sales.
During 2014, net cash provided by operating activities decreased $24 million compared to 2013 primarily due to increased inventory spending on vacation ownership development projects.

Investing Activities
During 2015, net cash used in investing activities increased by $26 million compared to 2014, principally reflecting $62 million of higher acquisition payments primarily related to the acquisition of Dolce, partially offset by $15 million of higher proceeds from asset sales and a $13 million decrease in capital expenditures.
During 2014, net cash used in investing activities decreased by $125 million compared to 2013, which principally reflects $95 million of lower acquisition payments and $47 million of lower development advance payments at our lodging business.

Financing Activities
During 2015, net cash used in financing activities decreased by $26 million compared to 2014, principally reflecting $274 million of higher net borrowings on non-securitized debt and $70 million of cash received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase. Such sources of cash were partially offset by $291 million of lower net borrowings on securitized vacation ownership debt and a $23 million increase in dividends paid to shareholders.
During 2014, net cash used in financing activities increased by $96 million compared to 2013, principally reflecting $206 million of lower net borrowings of non-securitized debt, $111 million of lower net cash from vacation ownership inventory arrangements, $53 million of higher share repurchases and $23 million of additional dividends paid to shareholders. Such increases in cash outflows were partially offset by $307 million of higher net borrowings on securitized vacation ownership debt.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million during 2016. During 2016, we anticipate net cash provided by operating activities of approximately $990 million to $1,010 million and net cash used on capital expenditures of $190 million to $210 million. Net cash provided by operating activities less capital expenditures amounted to $769 million during 2015, which was comprised of net cash provided by operating activities of $991 million less capital expenditures of $222 million. Foreign currency translation unfavorably impacted cash provided by operating activities during 2015. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During 2015, we spent $192 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2016, we anticipate spending approximately $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the 5 year period from 2016 through 2020 is expected to be approximately $225 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $222 million on capital expenditures during 2015, primarily on information technology enhancement projects and renovations of chalets at our Landal GreenParks business. We also spent $21 million for the purchase of properties that we are operating for rental purposes as we convert them to vacation ownership inventory.

In addition, during 2015, we utilized $9 million of our net cash provided by operating activities less capital expenditures on development advances primarily at our hotel group business related to acquiring new franchise and management agreements. In an effort to support growth in our hotel group business, we will continue to provide development advances which may include agreements with multi-unit owners. We will also continue to provide other forms of financial support.

In connection with our focus on optimizing cash flow, we are continuing our approach to our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as WAAM Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we may purchase the finished inventory at a future date as needed or as obligated under the agreement.

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

Stock Repurchase Programs
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program seven times, most recently on February 8, 2016 by $1.0 billion, bringing the total authorization under the current program to $5.0 billion.

Under our current stock repurchase program, we repurchased 7.9 million shares at an average price of $82.01 for a cost of $650 million during the twelve months ended December 31, 2015. From August 20, 2007 through December 31, 2015, we repurchased 79.2 million shares at an average price of $46.85 for a cost of $3.7 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of December 31, 2015, we have repurchased under our current and prior stock repurchase programs, a total of 104 million shares at an average price of $43.35 for a cost of $4.5 billion since our Separation.

During the period January 1, 2016 through February 11, 2016, we repurchased an additional 1.6 million shares at an average price of $66.84 for a cost of $110 million. We currently have $1.3 billion remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Foreign Earnings
As of December 31, 2015, we have determined that accumulated and undistributed net earnings of $809 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

LONG-TERM DEBT COVENANTS
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.0 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2015, our consolidated interest coverage ratio was 11.0 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2015, our consolidated leverage ratio was 2.3 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2015, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2015, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2017 and a total capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

As of December 31, 2015, we had $411 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of December 31, 2015, we had $109 million of outstanding borrowings and the total available capacity was $1.1 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $1.3 billion, of which $433 million was outstanding as of December 31, 2015. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/ or cash flows in any given reporting period. As of December 31, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $30 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods beginning on January 1st of each of the years set forth below:

	2016	2017	2018	2019	2020	Thereafter	Total
Securitized debt (a)	$209	$235	$393	$205	$212	$876	$2,130
Long-term debt (b)	360	330	476	13	168	1,731	3,078
Interest on debt (c)	188	158	139	129	117	184	915
Operating leases	90	70	57	47	35	194	493
Purchase commitments (d)	238	124	95	47	32	84	620
Inventory sold subject to conditional repurchase (e)	48	103	102	67	38	87	445
Separation liabilities (f)	19	15	—	—	—	—	34
Total (g) (h)	$1,152	$1,035	$1,262	$508	$602	$3,156	$7,715

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes $316 million of senior unsecured notes due during December 2016 which we intend to refinance on a long-term basis and have the ability to do so with our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term and securitized debt.

(d)
Includes (i) $191 million for information technology activities, (ii) $179 million for marketing related activities and (iii) $149 million relating to the development of vacation ownership properties, of which $59 million is included within total liabilities on the Consolidated Balance Sheet.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 9 – Inventory for further detail) of which $157 million is included within total liabilities on the Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 23 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes (i) $35 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities and (ii) a $15 million net pension liability as it is not reasonably estimable to determine the periods in which such liability would be settled.

(h)
Excludes other guarantees at our hotel group business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Other Commercial Commitments and Off-Balance Sheet Arrangements below).

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

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2015 aggregated $620 million, of which $191 million were for information technology activities, $179 million were for marketing related activities and $149 million were related to the development of vacation ownership properties.
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
Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was approximately $347 million as of December 31, 2015. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2015, 2014 and 2013, we made payments related to these guarantees of $15 million, $17 million and $18 million, respectively. As of December 31, 2015 and 2014, we maintained a liability in connection with these guarantees of $34 million and $25 million, respectively, on our Consolidated Balance Sheets.
We guarantee our vacation ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada and St. Thomas Virgin Islands from the third-party developers subject to the properties meeting our vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that we could be required to make under these commitments was $288 million as of December 31, 2015.
As part of WAAM Fee-for-Service, we may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $55 million as of December 31, 2015. As of both December 31, 2015 and 2014, we had no recognized liabilities in connection with these guarantees.
From time to time, we may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, we would be required to compensate the hotel owner for any shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, we may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. As of December 31, 2015, the remaining maximum potential amount of future payments that may be made under these guarantees is $132 million with an annual cap of $44 million. These guarantees have a remaining weighted average life of approximately 7 years. As of December 31, 2015, we maintained a liability of $25 million, on our Consolidated Balance Sheet, in connection with these guarantees. As of December 31, 2015, we also had a conditional guarantee with a hotel that will become effective when all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million with an annual cap of $10 million (see Note 17 - Commitments and Contingencies).
Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2015.
Letters of Credit. As of December 31, 2015, we had $63 million of irrevocable standby letters of credit outstanding, of which $1 million were under our revolving credit facility. As of December 31, 2014, we had $69 million of irrevocable standby letters of credit outstanding, of which $2 million were under our revolving credit facility. Such letters of credit issued during 2015 and 2014 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at our vacation ownership business.
Surety Bonds. As of December 31, 2015, we had assembled commitments from 13 surety providers in the amount of $1.3 billion, of which $433 million was outstanding (See Note 17- Commitments and Contingencies).

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
Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry specific considerations. We performed the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Based on the results of our quantitative analysis performed during the fourth quarter of 2015, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our hotel group, destination network and vacation ownership reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.
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
Accounting for Restructuring Activities. Restructuring actions require us to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as our ability to terminate lease obligations and (iii) contract terminations. The amount that we have accrued as of December 31, 2015 represents our best estimate of the obligations that we incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.
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

Adoption of Accounting Pronouncements
During 2014, we adopted guidance related to the reporting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. During 2015, we adopted guidance related to reporting discontinued operations and disclosures of disposals of components of an entity and disclosure of uncertainties about an entity’s ability to continue as a going concern. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

•
Our primary interest rate exposure as of December 31, 2015 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the British pound, Euro, Canadian and Australian dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We have approximately $5.2 billion of debt outstanding as of December 31, 2015. Of that total, $356 million was variable rate debt. A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2015. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2015, the absolute notional amount of our outstanding foreign exchange hedging instruments was $398 million. A hypothetical 10% change in the foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument as of December 31, 2015. Such a change would be largely offset by an opposite effect on the underlying assets, liabilities and expected cash flows.
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
We used December 31, 2015 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page [F-2].

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as otherwise disclosed, the information required by this item is included in the Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.
Identification of Executive Officers.
The following provides information for each of our executive officers.
Stephen P. Holmes, 59, has served as our Chairman, Chief Executive Officer and a Director since July 2006. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.
Thomas G. Conforti, 57, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of PepsiCo.
Geoffrey A. Ballotti, 54, has served as President and Chief Executive Officer of Wyndham Hotel Group since March 2014. Mr. Ballotti served as Chief Executive Officer, Wyndham Destination Network, from March 2008 to March 2014. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Gail Mandel, 47, has served as President and Chief Executive Officer of Wyndham Destination Network since November 2014. Ms. Mandel was Chief Operating Officer and Chief Financial Officer, Wyndham Destination Network, from March 2014 to November 2014 and Chief Financial Officer, Wyndham Destination Network, from January 2010 to March 2014. From August 2006 to January 2010, Ms. Mandel was Senior Vice President, Financial Planning & Analysis, for Wyndham Worldwide. From February 1999 to August 2006, Ms. Mandel was Division Controller, Cendant Hospitality Services. From October 1997 to February 1999, Ms. Mandel was Controller, Cendant Mobility. From September 1993 to October 1997, Ms. Mandel served in finance positions for HFS including Director, Business Development, Director, Corporate Audit and Manager, Internal Audit.
Franz S. Hanning, 62, has served as President and Chief Executive Officer, Wyndham Vacation Ownership, since July 2006. Mr. Hanning was the Chief Executive Officer of Cendant’s Timeshare Resort Group from March 2005 to July 2006. Mr. Hanning served as President and Chief Executive Officer of Wyndham Vacation Resorts, Inc. from April 2001 to March 2005 and as President and Chief Executive Officer of Wyndham Resort Development Corporation from August 2004 to March 2005. Mr. Hanning held several key leadership positions with Fairfield Resorts, Inc. from 1982 to 2001, including Regional Vice President, Executive Vice President of Sales and Chief Operating Officer.
Thomas F. Anderson, 51, has served as our Executive Vice President and Chief Real Estate Development Officer since July 2006. From April 2003 to July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 to February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant. From November 1998 to December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation and from June 1990 to February 1995, Vice President of Commercial Lending for BB&T Corporation.
Mary R. Falvey, 55, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Scott G. McLester, 53, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President, Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.
Nicola Rossi, 49, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.0 million(a)	$64.62(b)	16.3 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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
Date: February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive	February 12, 2016
/s/ STEPHEN P. HOLMES	Officer
Stephen P. Holmes	(Principal Executive Officer)

/s/ THOMAS G. CONFORTI	Chief Financial Officer	February 12, 2016
Thomas G. Conforti	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 12, 2016
Nicola Rossi	(Principal Accounting Officer)

/s/ MYRA J. BIBLOWIT	Director	February 12, 2016
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 12, 2016
James E. Buckman

/s/ GEORGE HERRERA	Director	February 12, 2016
George Herrera

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY	Director	February 12, 2016
The Right Honourable Brian Mulroney

/s/ PAULINE D.E. RICHARDS	Director	February 12, 2016
Pauline D.E. Richards

/s/ MICHAEL H. WARGOTZ	Director	February 12, 2016
Michael H. Wargotz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 12, 2016

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues
Service and membership fees	$2,519	$2,431	$2,329
Vacation ownership interest sales	1,604	1,485	1,379
Franchise fees	674	632	599
Consumer financing	427	427	426
Other	312	306	276
Net revenues	5,536	5,281	5,009
Expenses
Operating	2,461	2,262	2,161
Cost of vacation ownership interests	165	171	155
Consumer financing interest	74	71	78
Marketing and reservation	813	802	751
General and administrative	761	755	720
Loss on sale and asset impairments	7	35	8
Restructuring	6	11	10
Depreciation and amortization	234	233	216
Total expenses	4,521	4,340	4,099
Operating income	1,015	941	910
Other (income)/expense, net	(17)	(7)	(6)
Interest expense	125	113	131
Early extinguishment of debt	—	—	111
Interest income	(9)	(10)	(9)
Income before income taxes	916	845	683
Provision for income taxes	304	316	250
Net income	612	529	433
Net income attributable to noncontrolling interest	—	—	(1)
Net income attributable to Wyndham shareholders	$612	$529	$432
Earnings per share
Basic	$5.18	$4.22	$3.25
Diluted	5.14	4.18	3.21

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$612	$529	$433
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(106)	(92)	(33)
Unrealized gains on cash flow hedges	5	—	1
Defined benefit pension plans	3	(6)	3
Other comprehensive loss, net of tax	(98)	(98)	(29)
Comprehensive income	514	431	404
Net income attributable to noncontrolling interest	—	—	(1)
Comprehensive income attributable to Wyndham shareholders	$514	$431	$403

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$171	$183
Trade receivables, net	586	516
Vacation ownership contract receivables, net	272	285
Inventory	295	302
Prepaid expenses	153	147
Deferred income taxes	126	114
Other current assets	266	320
Total current assets	1,869	1,867
Long-term vacation ownership contract receivables, net	2,438	2,406
Non-current inventory	964	860
Property and equipment, net	1,399	1,500
Goodwill	1,563	1,551
Trademarks, net	726	717
Franchise agreements and other intangibles, net	397	397
Other non-current assets	360	381
Total assets	$9,716	$9,679
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$209	$214
Current portion of long-term debt	44	47
Accounts payable	394	385
Deferred income	483	464
Accrued expenses and other current liabilities	827	749
Total current liabilities	1,957	1,859
Long-term securitized vacation ownership debt	1,921	1,951
Long-term debt	3,034	2,841
Deferred income taxes	1,252	1,202
Deferred income	198	199
Other non-current liabilities	401	370
Total liabilities	8,763	8,422
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 217,534,615 shares in 2015 and 216,862,509 shares in 2014	2	2
Treasury stock, at cost – 103,730,568 shares in 2015 and 95,806,076 shares in 2014	(4,493)	(3,843)
Additional paid-in capital	3,923	3,889
Retained earnings	1,592	1,183
Accumulated other comprehensive (loss)/income	(74)	24
Total stockholders’ equity	950	1,255
Noncontrolling interest	3	2
Total equity	953	1,257
Total liabilities and equity	$9,716	$9,679

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$612	$529	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234	233	216
Provision for loan losses	248	260	349
Deferred income taxes	40	47	64
Stock-based compensation	58	57	53
Excess tax benefits from stock-based compensation	(17)	(34)	(15)
Loss on sale and asset impairments	7	35	8
Loss on early extinguishment of debt	—	—	106
Non-cash interest	22	23	26
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(46)	(29)	(63)
Vacation ownership contract receivables	(295)	(221)	(255)
Inventory	(25)	(17)	32
Prepaid expenses	(9)	(3)	(30)
Other current assets	32	(12)	—
Accounts payable, accrued expenses and other current liabilities	109	84	46
Deferred income	21	38	39
Other, net	—	(6)	(1)
Net cash provided by operating activities	991	984	1,008
Investing Activities
Property and equipment additions	(222)	(235)	(238)
Net assets acquired, net of cash acquired	(96)	(34)	(129)
Payments of development advance notes	(9)	(18)	(65)
Proceeds from development advance notes	6	6	—
Equity investments and loans	(14)	(8)	(3)
Proceeds from sale of business and asset sales	26	11	6
Decrease/(increase) in securitization restricted cash	4	(4)	29
(Increase)/decrease in escrow deposit restricted cash	(5)	10	(2)
Other, net	8	(4)	1
Net cash used in investing activities	(302)	(276)	(401)
Financing Activities
Proceeds from securitized borrowings	1,712	2,143	1,734
Principal payments on securitized borrowings	(1,747)	(1,887)	(1,785)
Proceeds from long-term debt	110	164	405
Principal payments on long-term debt	(173)	(211)	(411)
Repayments of commercial paper, net	(79)	(21)	(63)
Proceeds from notes issued	348	—	843
Repurchase of notes	—	—	(636)
Proceeds from vacation ownership inventory arrangements	70	—	96
Repayments of vacation ownership inventory arrangements	(7)	(15)	—
Dividends to shareholders	(202)	(179)	(156)
Repurchase of common stock	(658)	(646)	(593)
Proceeds from stock option exercises	—	1	—
Excess tax benefits from stock-based compensation	17	34	15
Debt issuance costs	(21)	(19)	(23)
Net share settlement of incentive equity awards	(42)	(64)	(31)
Other, net	(3)	(1)	—
Net cash used in financing activities	(675)	(701)	(605)
Effect of changes in exchange rates on cash and cash equivalents	(26)	(18)	(3)
Net decrease in cash and cash equivalents	(12)	(11)	(1)
Cash and cash equivalents, beginning of period	183	194	195
Cash and cash equivalents, end of period	$171	$183	$194

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2012	137	$2	$(2,601)	$3,820	$558	$151	$1	$1,931
Net income	—	—	—	—	432	—	1	433
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(31)	—	—	—	(31)
Change in deferred compensation	—	—	—	53	—	—	—	53
Repurchase of common stock	(10)	—	(590)	—	—	—	—	(590)
Change in excess tax benefit on equity awards	—	—	—	15	—	—	—	15
Dividends	—	—	—	—	(158)	—	—	(158)
Other	—	—	—	1	—	—	—	1
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	529	—	—	529
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Exercise of stock options and SSARS	1	—	—	1	—	—	—	1
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(64)	—	—	—	(64)
Change in deferred compensation	—	—	—	57	—	—	—	57
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(9)	—	(652)	—	—	—	—	(652)
Change in excess tax benefit on equity awards	—	—	—	34	—	—	—	34
Dividends	—	—	—	—	(178)	—	—	(178)
Other	—	—	—	2	—	—	—	2
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	612	—	—	612
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)	—	—	—	(42)
Change in deferred compensation	—	—	—	58	—	—	—	58
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(8)	—	(650)	—	—	—	—	(650)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(203)	—	—	(203)
Other	—	—	—	—	—	—	1	1
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953

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

Business Description
The Company operates in the following business segments:

•
Hotel Group—primarily franchises hotels in the upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

•
Destination Network (formerly known as Vacation Exchange and Rentals)—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and markets vacation rental properties primarily on behalf of independent owners.

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

REVENUE RECOGNITION
Hotel Group
The principal source of revenues from franchising hotels is ongoing franchise fees, which are primarily comprised of royalty, marketing and reservation fees. Royalty, marketing and reservation fees are typically a percentage of gross room revenues of each franchised hotel and are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing royalty fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Hotel Group revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

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

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized when earned in accordance with the terms of the contract and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $23 million, $11 million and $8 million during 2015, 2014 and 2013, respectively. The Company also recognizes as revenue reimbursable payroll costs for operational employees at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses are reflected as a component of operating expenses on the Consolidated Statements of Income. As such, there is no effect on the Company’s operating income. Revenues related to these payroll costs were $273 million, $148 million and $129 million in 2015, 2014 and 2013, respectively.

The Company also earns revenues from hotel ownership. The Company’s ownership portfolio is limited to two hotels in locations where it has developed timeshare units. Revenues earned from the Company’s owned hotels consist primarily of (i) gross room night rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues are recognized upon the completion of services to its guests.

Destination Network
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of intervals of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s RCI brand and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

The Company’s RCI brand derives a majority of its revenues from annual membership dues and exchange fees from RCI members trading their intervals. Revenues from annual membership dues represent the annual fees from RCI members who, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with the Company’s exchange network and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with the Company’s exchange network or for other leisure-related services and products. Exchange fees are recognized as revenues, net of expected cancellations, when the exchange requests have been confirmed to the member.

The Company’s vacation rental brands primarily derive their revenues from fees, which generally average between 20% and 45% of the gross booking fees. For properties which the Company owns, manages or operates under long-term capital and operating leases (which represent less than 10% of the Company’s portfolio), the Company receives 100% of the revenues. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the services provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made, are recorded net of expected cancellations.

Cancellations for 2015, 2014 and 2013 each totaled less than 4% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties which it owns, manages or operates and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. The Company’s revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Vacation Ownership
The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s vacation ownership business derives the majority of its revenues from sales of VOIs and other revenues from consumer financing and property management. The Company’s sales of VOIs are either cash sales or developer-financed sales. In order for the Company to recognize revenues from VOI sales under the full accrual method of accounting described in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by the Company), receivables must have been deemed collectible and the remainder of the Company’s obligations must have been substantially completed. In addition, before the Company recognizes any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by the Company.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. During 2015, gross VOI sales were increased by $13 million representing the net change in revenues that was deferred under the POC method of accounting. As of December 31, 2015, no revenues were deferred under the POC method of accounting. Deferred revenues under the POC method of accounting were $12 million during 2014. During 2013, an immaterial amount of revenues were deferred under the POC method of accounting.

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

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when earned in accordance with the terms of the contract and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $615 million, $581 million and $567 million during 2015, 2014 and 2013, respectively. Management fee revenues were $275 million, $288 million and $290 million during 2015, 2014 and 2013, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $340 million, $293 million and $277 million during 2015, 2014 and 2013, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. One of the associations that the Company manages paid Wyndham Destination Network $24 million for exchange services during 2015 and $19 million during 2014 and 2013.

Other Items
The Company records marketing and reservation revenues, Wyndham Rewards revenues, RCI Elite Rewards revenues and hotel/property management services revenues for its Hotel Group, Destination Network and Vacation Ownership segments, in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Deferred Income
Deferred income, as of December 31, consisted of:

	2015	2014
Membership and exchange fees	$260	$275
VOI trial and incentive fees	153	160
Vacation rental fees	110	104
Initial franchise fees	53	49
Other fees	105	75
Total deferred income	681	663
Less: Current deferred income	483	464
Non-current deferred income	$198	$199
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

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2015 and 2014.

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

RESTRICTED CASH
The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow accounts primarily related to the Company’s destination network and vacation ownership businesses.

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the

VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. Such amounts were $92 million and $96 million, of which $73 million and $75 million is recorded within other current assets and $19 million and $21 million is recorded within other non-current assets as of December 31, 2015 and 2014, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as 3 calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Escrow deposit amounts were $59 million and $51 million as of December 31, 2015 and 2014, respectively, which is recorded within other current assets on the Consolidated Balance Sheets.

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

	2015	2014	2013
Beginning balance	$169	$209	$213
Bad debt expense	51	48	57
Write-offs	(71)	(86)	(64)
Translation and other adjustments	1	(2)	3
Ending balance	$150	$169	$209

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

LOYALTY PROGRAMS
The Company operates a number of loyalty programs including Wyndham Rewards, RCI Elite Rewards and other programs. Wyndham Rewards members primarily accumulate points by staying in hotels franchised under one of the Company’s hotel group brands. Wyndham Rewards and RCI Elite Rewards members accumulate points by purchasing everyday services and products utilizing their co-branded credit cards.

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

As members earn points through the Company’s loyalty programs, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs are recorded in other revenues in the Consolidated Statements of Income and amounted to $152 million, $142 million and $113 million, while total expenses amounted to $119 million, $112 million and $93 million in 2015, 2014 and 2013, respectively. The liability for estimated future redemption costs as of December 31, 2015 and 2014 amounted to $67 million and $62 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY
Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties, vacation credits and inventory sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or net realizable value. Capitalized interest was $3 million, $2 million and less than $1 million in 2015, 2014 and 2013, respectively.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $172 million, $170 million and $146 million in 2015, 2014 and 2013, respectively.

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

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life which is generally 3 to 5 years, with the exception of certain enterprise resource planning and reservation and inventory management software which is 7 years. Such amortization commences when the software is substantially ready for use.

 The net carrying value of software developed or obtained for internal use was $223 million and $190 million as of December 31, 2015 and 2014, respectively. Capitalized interest was $4 million in both 2015 and 2014 and $5 million in 2013.

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

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in operating expense. The Company has goodwill recorded at its hotel group, destination network and vacation ownership reporting units. The Company completed its annual goodwill impairment test by performing a quantitative analysis for each of its reporting units as of October 1, 2015 and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring actions require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations and (iii) contract terminations. The amount that the Company has accrued as of December 31, 2015 represents its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

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

EQUITY EARNINGS AND OTHER INCOME
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $2 million of net earnings from such investments during both 2015 and 2014 and $3 million during 2013 in other income, net on the Consolidated Statements of Income.

During 2015, the Company recorded $15 million of income primarily related to the settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010, the sale of non-strategic assets and other miscellaneous royalties at its vacation ownership business. During 2014, the Company recorded $5 million of income primarily related to the sale of non-

strategic assets and other miscellaneous royalties at its vacation ownership business. In addition, during 2013, the Company recorded $3 million of income primarily related to other miscellaneous royalties at its vacation ownership business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and enhances the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2015, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

Consolidation. In February 2015, the FASB issued guidance related to management’s evaluation of consolidation for certain legal entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

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

Simplifying the Measurement of Inventory. In July 2015, the FASB issued guidance related to simplifying the measurement of inventory. This guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This guidance is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Simplifying the Accounting for Measurement-Period Adjustments from Business Combination. In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments related to a business combination. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Simplifying the Presentation of Debt Issuance Costs. During 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. As of December 31, 2015 and 2014, the Company had deferred debt costs of approximately $27 million and $29 million, respectively, which are included within other non-current assets on the Consolidated Balance Sheets. Upon adoption of this guidance, the deferred debt costs will be presented as a direct deduction from the carrying amounts of the securitized vacation ownership debt and long-term debt balances on the Consolidated Balance Sheets.

Income Taxes. In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. This guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

3.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Wyndham shareholders	$612	$529	$432
Basic weighted average shares outstanding	118	125	133
Stock options, SSARs (a), RSUs (b) and PSUs (c)	1	2	2
Weighted average diluted shares outstanding	119	127	135
Earnings per share:
Basic	$5.18	$4.22	$3.25
Diluted	5.14	4.18	3.21
Dividends:
Cash dividends per share (d)	$1.68	$1.40	$1.16
Aggregate dividends paid to shareholders	202	179	156

(a)	Excludes stock-settled appreciation rights (“SSARs”) that would have been anti-dilutive to EPS.

(b)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(c)
Excludes 0.6 million, 0.4 million and 0.5 million performance vested restricted stock units (“PSUs”) for the years ended 2015, 2014 and 2013, respectively, as the Company had not met the required performance metrics.

(d)	For each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2015, 2014 and 2013, the Company paid cash dividends of $0.42, $0.35 and $0.29 per share, respectively.

Stock Repurchase Programs
On October 22, 2014, the Company’s Board of Directors authorized an increase of $1.0 billion to the Company’s existing stock repurchase program. As of December 31, 2015, the total authorization of the current program was $4.0 billion.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2014	71.3	$3,062	$42.94
For the year ended December 31, 2015	7.9	650	82.01
As of December 31, 2015	79.2	$3,712	46.85
The Company had $366 million remaining availability in its program as of December 31, 2015. The total capacity of the program was increased by proceeds received from stock option exercises.

As of December 31, 2015, the Company has repurchased under its current and prior stock repurchase plans, a total of 104 million shares at an average price of $43.35 for a cost of $4.5 billion since its separation from Cendant (“Separation”).

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

2015 ACQUISITIONS
Dolce Hotels and Resorts. During January 2015, the Company completed the acquisition of Dolce Hotels and Resorts
(“Dolce”), a manager of properties focused on group accommodations. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within its hotel group business. The net consideration of $57 million was comprised of $52 million in cash, net of cash acquired, for the equity of Dolce and $5 million related to debt repaid at closing. The purchase price allocation resulted in the recognition of $29 million of goodwill, none of which is expected to be deductible for tax purposes, $28 million of definite-lived intangible assets with a weighted average life of 15 years and $14 million of trademarks. In addition, the fair value of assets acquired and liabilities assumed resulted in $9 million of other assets and $23 million of liabilities, all of which were assigned to the Company’s Hotel Group segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.
Other. During 2015, the Company completed five acquisitions for a total of $38 million in cash, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of (i) $12 million of property and equipment, all of which was allocated to the Company’s Vacation Ownership segment, and (ii) $19 million of goodwill, of which $13 million is expected to be deductible for tax purposes, and $13 million of definite-lived intangible assets with a weighted average life of 10 years, both of which were allocated to the Company’s Destination Network segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

2014 ACQUISITIONS
During 2014, the Company completed four acquisitions for $32 million in cash, net of cash acquired, and paid an additional $2 million of contingent consideration related to prior year acquisitions. The purchase price allocations resulted in the recognition of $14 million of property, $9 million of inventory and $3 million of definite-lived intangible assets with a weighted average life of 13 years, all of which were allocated to the Company’s Vacation Ownership segment. In addition, the Company recognized $2 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 12 years, both of which were allocated to the Company’s Destination Network segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

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
In addition, during 2013, the Company completed two other acquisitions for $14 million in cash, net of cash acquired. The purchase price allocations resulted in the recognition of $12 million of goodwill, none of which is expected to be deductible for tax purposes, $8 million of definite-lived intangible assets with a weighted average life of 10 years and $1 million of trademarks, all of which were assigned to the Company’s Destination Network segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,563			$1,551
Trademarks (a)	$723			$713
Amortized Intangible Assets:
Franchise agreements (b)	$594	$386	$208	$594	$371	$223
Management agreements (c)	153	46	107	105	35	70
Trademarks (d)	8	5	3	7	3	4
Other (e)	148	66	82	167	63	104
	$903	$503	$400	$873	$472	$401

(a)
Comprised of various trade names (primarily including the Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inn & Suites, Microtel Inns & Suites, Hawthorn by Wyndham, TRYP by Wyndham, Dolce Hotels and Resorts and Hoseasons trade names) that the Company has acquired. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 35 years.

(c)	Generally amortized over a period ranging from 10 to 20 years with a weighted average life of 14 years.

(d)	Generally amortized over a period of 3 to 7 years with a weighted average life of 5 years.

(e)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 15 years.
During 2013, the Company recorded $8 million of non-cash impairment charges at its hotel group business primarily related to a partial write-down of the Hawthorn trademark resulting from slower than expected growth in the brand. As of December 31, 2013, the remaining $28 million carrying amount for the Hawthorn trademark was equal to its estimated fair value as of the date of impairment. The Company utilized a discounted cash flow model for the brand using assumptions of future operating performance, growth and discount rate. Such amounts are included within loss on sale and asset impairments on the Consolidated Statements of Income (see Note 22 — Restructuring, Impairment and Other Charges for more information).

Goodwill
During the fourth quarters of 2015, 2014 and 2013, the Company performed its annual goodwill impairment test and determined that no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2014	Goodwill Acquired During 2015	Foreign Exchange	Balance as of December 31, 2015
Hotel Group	$300	$29	$—	$329
Destination Network	1,224	19	(36)	1,207
Vacation Ownership	27	—	—	27
Total Company	$1,551	$48	$(36)	$1,563
Amortization expense relating to amortizable intangible assets was as follows:

	2015	2014	2013
Franchise agreements	$15	$15	$15
Management agreements	10	8	8
Other	12	14	13
Total (*)	$37	$37	$36

(*) Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2015, the Company expects related amortization expense as follows:

Amount
2016	$37
2017	36
2018	34
2019	33
2020	32

6.	Franchising and Marketing/Reservation Activities
Franchise fee revenues of $674 million, $632 million and $599 million on the Consolidated Statements of Income for 2015, 2014 and 2013, respectively, include initial franchise fees of $12 million during each year.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its hotel group franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $313 million, $294 million and $291 million during 2015, 2014 and 2013, respectively, and are recorded within franchise fees on the Consolidated Statements of Income. In accordance with the franchise agreements, the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including referrals, technology and volume purchasing.

The Company may, at its discretion, provide development advances to certain franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advances. Such interest was not significant during 2015, 2014 or 2013. Development advances recorded on the Consolidated Balance Sheets amounted to $81 million and $94 million as of December 31, 2015 and 2014, respectively, and are classified within other non-current assets on the Consolidated Balance Sheets. During 2015, 2014 and 2013, the Company recorded $8 million, $9 million and $7 million, respectively, related to the forgiveness of these advances. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. In addition, the Company received $6 million of development advance note repayments during 2015 and 2014, which are reported as proceeds from development advance notes on the Consolidated Statements of Cash Flows. There were no repayments of such notes during 2013. The Company recorded $1 million during 2015 and less than $1 million during each of 2014 and 2013 of bad debt expenses related to development advances that were due and payable within its hotel group business. Such expenses were reported within operating expenses on the Consolidated Statements of Income.

7.	Income Taxes
The income tax provision consists of the following for the year ended December 31:

	2015	2014	2013
Current
Federal	$182	$176	$114
State	31	40	23
Foreign	51	53	49
	264	269	186
Deferred
Federal	34	53	49
State	8	(1)	18
Foreign	(2)	(5)	(3)
	40	47	64
Provision for income taxes	$304	$316	$250

Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2015	2014	2013
Domestic	$745	$681	$509
Foreign	171	164	174
Pre-tax income	$916	$845	$683

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2015	2014
Current deferred income tax assets:
Accrued liabilities and deferred income	$107	$97
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	159	159
Foreign tax credit carryforward	4	7
Valuation allowance (*)	(10)	(17)
Other	5	7
Current deferred income tax assets	265	253
Current deferred income tax liabilities:
Installment sales of vacation ownership interests	98	98
Other	41	41
Current deferred income tax liabilities	139	139
Current net deferred income tax asset	$126	$114
Non-current deferred income tax assets:
Net operating loss carryforward	$50	$46
Foreign tax credit carryforward	85	79
Tax basis differences in assets of foreign subsidiaries	35	43
Accrued liabilities and deferred income	78	78
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	141	141
Other comprehensive income	55	40
Other	14	14
Valuation allowance (*)	(21)	(40)
Non-current deferred income tax assets	437	401
Non-current deferred income tax liabilities:
Depreciation and amortization	734	703
Installment sales of vacation ownership interests	886	838
Other	69	62
Non-current deferred income tax liabilities	1,689	1,603
Non-current net deferred income tax liabilities	$1,252	$1,202

(*)
The valuation allowance of $31 million at December 31, 2015 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $10 million, $19 million and $2 million, respectively. The valuation allowance of $57 million at December 31, 2014 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $34 million, $19 million and $4 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2015, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2035. As of December 31, 2015, the Company had $89 million of foreign tax credits. The foreign tax credits primarily expire between 2016 and 2025.

No provision has been made for U.S. federal deferred income taxes on $809 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2015 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable as a result of the large number of assumptions necessary to compute the tax. These earnings could become subject to additional taxes if remitted as dividends; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.8	3.0	3.7
Taxes on foreign operations at rates different than U.S. federal statutory rates	(1.4)	(1.9)	(2.3)
Taxes on foreign income, net of tax credits	(0.6)	(4.6)	(1.4)
Valuation allowance	(2.7)	4.0	0.1
Other	0.1	1.9	1.5
	33.2%	37.4%	36.6%
During 2015, the Company reduced its valuation allowance and recognized foreign tax credit benefits from a realignment of certain foreign operations which resulted in a reduction of its effective tax rate from 37.4% in 2014 to 33.2% in 2015.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2015	2014	2013
Beginning balance	$35	$36	$37
Increases related to tax positions taken during a prior period	6	5	7
Increases related to tax positions taken during the current period	6	4	5
Decreases related to settlements with taxing authorities	(2)	(1)	(4)
Decreases as a result of a lapse of the applicable statute of limitations	(9)	(7)	(8)
Decreases related to tax positions taken during a prior period	(1)	(2)	(1)
Ending balance	$35	$35	$36
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $35 million as of December 31, 2015 and 2014 and $36 million as of December 31, 2013. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest related to these unrecognized tax benefits of $4 million during 2015 and 2014 and $2 million during 2013. The Company had a liability for potential penalties of $4 million as of December 31, 2015 and 2014 and $3 million as of December 31, 2013 and potential interest of $6 million, $5 million and $4 million as of December 31, 2015, 2014 and 2013, respectively. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal tax authorities. The 2009 through 2015 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2008 through 2015 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million to $6 million.

The Company made cash income tax payments, net of refunds, of $239 million, $249 million and $175 million during 2015, 2014 and 2013, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, current and long-term vacation ownership contract receivables, net consisted of:

	2015	2014
Current vacation ownership contract receivables:
Securitized	$248	$256
Non-securitized	81	88
	329	344
Less: Allowance for loan losses	57	59
Current vacation ownership contract receivables, net	$272	$285
Long-term vacation ownership contract receivables:
Securitized	$2,214	$2,256
Non-securitized	748	672
	2,962	2,928
Less: Allowance for loan losses	524	522
Long-term vacation ownership contract receivables, net	$2,438	$2,406

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next 12 months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2015 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2016	$248	$81	$329
2017	256	82	338
2018	258	82	340
2019	265	83	348
2020	280	86	366
Thereafter	1,155	415	1,570
	$2,462	$829	$3,291

During 2015, 2014 and 2013, the Company’s securitized vacation ownership contract receivables generated interest income of $333 million, $300 million and $297 million, respectively.

During 2015, 2014 and 2013, the Company originated vacation ownership contract receivables of $1,091 million, $1,013 million and $1,064 million, respectively, and received principal collections of $796 million, $792 million and $809 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.8%, 13.6% and 13.5% as of December 31, 2015, 2014 and 2013, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2012	$497
Provision for loan losses	349
Contract receivables written off, net	(280)
Allowance for loan losses as of December 31, 2013	566
Provision for loan losses	260
Contract receivables write-offs, net	(245)
Allowance for loan losses as of December 31, 2014	581
Provision for loan losses	248
Contract receivables write-offs, net	(248)
Allowance for loan losses as of December 31, 2015	$581

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,623	$1,023	$163	$115	$231	$3,155
31 - 60 days	16	25	17	5	2	65
61 - 90 days	10	14	11	3	1	39
91 - 120 days	7	11	11	2	1	32
Total	$1,656	$1,073	$202	$125	$235	$3,291

	As of December 31, 2014
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,556	$1,028	$191	$115	$261	$3,151
31 - 60 days	12	23	16	4	3	58
61 - 90 days	7	13	11	2	1	34
91 - 120 days	5	10	11	2	1	29
Total	$1,580	$1,074	$229	$123	$266	$3,272

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

9.	Inventory
Inventory, as of December 31, consisted of:

	2015	2014
Land held for VOI development	$136	$136
VOI construction in process	62	226
Inventory sold subject to conditional repurchase	155	73
Completed VOI inventory	604	431
Estimated recoveries	242	235
Destination network vacation credits and other	60	61
Total inventory	1,259	1,162
Less: Current portion (*)	295	302
Non-current inventory	$964	$860

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During 2015 and 2014, the Company transferred $70 million and $65 million from property and equipment to VOI inventory, respectively. In addition to the inventory obligations listed below, the Company had $27 million of inventory accruals as of December 31, 2015, of which $20 million was included in accrued expenses and other current liabilities and $7 million was included in accounts payable and $24 million of inventory accruals as of December 31, 2014, of which $20 million was included in other non-current liabilities and $4 million was included in accounts payable.

Inventory Sale Transaction

During 2015, the Company sold real property located in St. Thomas, U.S. Virgin Islands (“St. Thomas”) to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $70 million in cash consideration and $10 million of a receivable to be paid during 2016. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

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

During 2014, the Company purchased the property located in Avon, Colorado from the third-party developer. In connection with this purchase, the Company had an outstanding inventory obligation of $32 million as of December 31, 2015, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Consolidated Balance Sheet. During 2015, the Company paid $11 million to the third-party developer comprised of $8 million for additional inventory, $2 million to satisfy a portion of its inventory obligation and $1 million of accrued interest. As of December 31, 2014, the Company had an outstanding inventory obligation of $42 million, of which $10 million was included within accrued expenses and other current liabilities and $32 million was included within other non-current liabilities on the Consolidated Balance Sheet.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding inventory obligations of $157 million as of December 31, 2015, of which $33 million was included within accrued expenses and other current liabilities and $124 million was included within other non-current liabilities on the Consolidated Balance Sheet. During 2015, the Company paid $12 million to the third-party developer comprised of $6 million for additional inventory, $5 million to satisfy a portion of its inventory obligation and $1 million of accrued interest. In connection with these transactions, the Company acquired $9 million of inventory developed by third party developer during 2015 which will be paid in 2016. As of December 31, 2014, the Company had an outstanding inventory obligation related to the Las Vegas property of $73 million, of which $5 million was included within accrued expenses and other current liabilities and $68 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $288 million as of December 31, 2015.

10.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2015	2014
Land	$171	$203
Buildings and leasehold improvements	867	923
Capitalized software	762	670
Furniture, fixtures and equipment	529	534
Capital leases	202	211
Construction in progress	164	173
	2,695	2,714
Less: Accumulated depreciation and amortization	1,296	1,214
	$1,399	$1,500
During 2015, 2014 and 2013, the Company recorded depreciation and amortization expense of $197 million, $196 million and $180 million, respectively, related to property and equipment. As of December 31, 2015 and 2014, the Company had accrued property and equipment of $7 million and $24 million, respectively.

11.	Other Current Assets
Other current assets, as of December 31, consisted of:

	2015	2014
Securitization restricted cash	$73	$75
Escrow deposit restricted cash	59	51
Deferred costs	53	54
Non-trade receivables, net	32	58
Tax receivables	11	38
Assets held for sale	2	9
Other	36	35
	$266	$320

12.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of December 31, consisted of:

	2015	2014
Accrued payroll and related	$274	$238
Accrued taxes	102	129
Accrued advertising and marketing	65	69
Accrued interest	49	45
Accrued loyalty programs	37	35
Inventory sale and repurchase obligations (a)	44	15
Accrued legal settlements	29	24
Accrued VOI maintenance fees	26	18
Accrued separation (b)	19	26
Accrued other	182	150
	$827	$749

(a)	See Note 9 - Inventory.

(b)	See Note 23 - Separation Adjustments and Transactions with Former Parent and Subsidiaries.

13.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness, as of December 31, consisted of:

	2015	2014
Securitized vacation ownership debt: (a)
Term notes	$1,891	$1,962
Bank conduit facility (due August 2017)	239	203
Total securitized vacation ownership debt	2,130	2,165
Less: Current portion of securitized vacation ownership debt	209	214
Long-term securitized vacation ownership debt	$1,921	$1,951
Long-term debt: (b)
Revolving credit facility (due July 2020)	$7	$25
Commercial paper	109	189
$315 million 6.00% senior unsecured notes (due December 2016) (c)(d)	316	317
$300 million 2.95% senior unsecured notes (due March 2017)	299	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	449	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (e)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (f)	408	410
$350 million 5.10% senior unsecured notes (due October 2025) (g)	338	—
Capital leases	153	170
Other	50	81
Total long-term debt	3,078	2,888
Less: Current portion of long-term debt	44	47
Long-term debt	$3,034	$2,841

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,576 million and $2,629 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of December 31, 2015 and 2014, respectively.

(b)	The carrying amounts of the senior unsecured notes are net of unamortized discount of $14 million as of December 31, 2015 and 2014.

(c)	Classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with its revolving credit facility.

(d)	Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of December 31, 2015 and 2014, respectively.

(e)
Includes unamortized gains from the settlement of a derivative in the amount of $2 million as of December 31, 2015. As of December 31, 2014, includes a $3 million increase in the carrying value resulting from a fair value hedge derivative.

(f)
Includes unamortized gains from the settlement of a derivative in the amount of $11 million as of December 31, 2015. As of December 31, 2014, includes a $13 million increase in the carrying value resulting from a fair value hedge derivative.

(g)	Includes unamortized losses from the settlement of a derivative in the amount of $10 million as of December 31, 2015.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2015 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$209	$360	(*)	$569
Between 1 and 2 years	235	330		565
Between 2 and 3 years	393	476		869
Between 3 and 4 years	205	13		218
Between 4 and 5 years	212	168		380
Thereafter	876	1,731		2,607
	$2,130	$3,078		$5,208

(*)
Includes $316 million of senior unsecured notes that the Company classified as long-term debt as it has the intent to refinance such debt on a long-term basis and the ability to do so with its revolving credit facility.

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2015, the available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	239	7
Letters of credit	—	1
Commercial paper borrowings	—	109	(b)
Available Capacity	$411	$1,383

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Securitized Vacation Ownership Debt
As discussed in Note 14 — Variable Interest Entities, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2015-1 Receivables Funding, LLC. During March, 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-1 Receivables Funding LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.54%. The advance rate for this transaction was 90%. As of December 31, 2015, the Company had $222 million of outstanding borrowings under these term notes.

Sierra Timeshare 2015-2 Receivables Funding, LLC. During July, 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-2 Receivables Funding LLC, with an initial principal amount of $275 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.56%. The advance rate for this transaction was 90%. As of December 31, 2015, the Company had $207 million of outstanding borrowings under these term notes.

Sierra Timeshare 2015-3 Receivables Funding, LLC. During October, 2015, the Company closed a series of term notes payable, Sierra Timeshare 2015-3 Receivables Funding LLC, with an initial principal amount of $300 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.69%. The advance rate for this transaction was 89%. As of December 31, 2015, the Company had $275 million of outstanding borrowings under these term notes.

As of December 31, 2015, the Company had $1,187 million of outstanding borrowings under term notes entered into prior to December 31, 2014.

The Company’s securitized term notes include fixed and floating rate term notes for which the weighted average interest rate was 3.5%, 3.7% and 4.2% during 2015, 2014 and 2013, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2015, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2017. The facility has a total capacity of $650 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread. The bank conduit facility had a weighted average interest rate of 3.7%, 3.4% and 3.9% during 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company’s securitized vacation ownership debt of $2,130 million is collateralized by $2,576 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 3.5%, 3.7% and 4.2% during 2015, 2014 and 2013, respectively.

Long-Term Debt
Revolving Credit Facility. During March 2015, the Company replaced its $1.5 billion revolving credit facility expiring on July 15, 2018 with a $1.5 billion five-year revolving credit facility that expires on July 15, 2020. This facility is subject to a fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points on outstanding borrowings. The facility fee and interest rate are dependent on the Company’s credit ratings. The available capacity of the facility also supports the Company’s commercial paper programs.

Commercial Paper. The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. The maturities of U.S. and European commercial paper notes will vary, but may not exceed 366 days and 364 days, respectively, from the date of issue. As of December 31, 2015, the Company had outstanding borrowings of $109 million at a weighted average rate of 1.07%, all of which was under its U.S. commercial paper program. As of December 31, 2014, the Company had $189 million of outstanding borrowings at a weighted average interest rate of 0.89% all under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. While outstanding commercial paper borrowings generally have short-term maturities, the Company classifies the outstanding borrowings as long-term debt based on its intent to refinance the outstanding borrowings on a long-term basis and the ability to do so with its revolving credit facility.

5.10% Senior Unsecured Notes. During September 2015, the Company issued senior unsecured notes, with face value of $350 million and bearing interest at a rate of 5.10%, for net proceeds of $348 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on September 15, 2015 and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2016. The notes will mature on October 1, 2025 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness. In connection with this transaction, the Company settled an interest swap agreement resulting in a payment of $10 million which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. As of December 31, 2015, the Company had a $10 million deferred loss which was included within long-term debt on the Consolidated Balance Sheet and will be amortized over the tenor of the senior unsecured notes within interest expense on the Consolidated Statement of Income.

As of December 31, 2015, the Company had $2,421 million of outstanding senior unsecured notes issued prior to December 31, 2014. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption dates. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Destination Network Capital Leases. The Company leases vacation homes located in European holiday parks as part of its destination network business. The majority of these leases are recorded as capital lease obligations with corresponding assets classified within property and equipment, net on the Consolidated Balance Sheets. Such capital lease obligations had a weighted average interest rate of 4.5% during each of 2015, 2014 and 2013.

Capital Lease. During 2013, the Company extended the lease on its Corporate headquarters. As a result of this extension, the Company classified the lease as a capital lease and recorded a capital lease obligation of $85 million with a corresponding capital lease asset which was recorded net of deferred rent. Such transaction was non-cash and as such, is excluded from both investing and financing activities within the Company’s Consolidated Statement of Cash Flows. Such capital lease had an interest rate of 4.5% during 2015, 2014 and 2013.

Other. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45 through an SPE. The SPE financed the purchase with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest are payable semi-annually, commencing on July 24, 2013. In addition, $9 million of mandatorily redeemable equity of the SPE was classified as long-term debt. As of December 31, 2015, $42 million of the four-year mortgage note and $4 million of mandatorily redeemable equity were outstanding. As of December 31, 2014, $71 million of the four-year mortgage note and $6 million of mandatorily redeemable equity were outstanding. See Note 14 - Variable Interest Entities for more detailed information.

Fair Value Hedges. During 2013, the Company entered into fixed to variable interest rate swap agreements (“the Swaps”) on its 3.90% and 4.25% senior unsecured notes (the “Senior Notes”) with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. As of December 31, 2015, the Company had $13 million of deferred gains which were included within long-term debt on the Consolidated Balance Sheet and will be recognized within interest expense on the Consolidated Statement of Income over the remaining life of the Senior Notes. As of December 31, 2014, the aggregate fair value of these Swaps was $18 million of assets which were included in other non-current assets on the Consolidated Balance Sheet.

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

Interest Expense
The Company incurred non-securitized interest expense of $125 million during 2015. Such amount consisted primarily of interest on long-term debt, partially offset by $7 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $118 million.

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

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $74 million, $71 million and $78 million during 2015, 2014 and 2013, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $56 million, $53 million and $61 million during 2015, 2014 and 2013, respectively.

14.	Variable Interest Entities
The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors of these SPEs have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2015	December 31, 2014
Securitized contract receivables, gross (a)	$2,462	$2,512
Securitized restricted cash (b)	92	96
Interest receivables on securitized contract receivables (c)	20	20
Other assets (d)	2	1
Total SPE assets (e)	2,576	2,629
Securitized term notes (f)	1,891	1,962
Securitized conduit facilities (f)	239	203
Other liabilities (g)	2	1
Total SPE liabilities	2,132	2,166
SPE assets in excess of SPE liabilities	$444	$463

(a)
Included in current ($248 million and $256 million as of December 31, 2015 and 2014, respectively) and non-current ($2,214 million and $2,256 million as of December 31, 2015 and 2014, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($73 million and $75 million as of December 31, 2015 and 2014, respectively) and other non-current assets ($19 million and $21 million as of December 31, 2015 and 2014, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)	Excludes deferred financing costs of $27 million and $30 million as of December 31, 2015 and 2014, respectively, related to securitized debt.

(f)
Included in current ($209 million and $214 million as of December 31, 2015 and 2014, respectively) and long-term ($1,921 million and $1,951 million as of December 31, 2015 and 2014, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.
In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $829 million and $760 million as of December 31, 2015 and 2014, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2015	December 31, 2014
SPE assets in excess of SPE liabilities	$444	$463
Non-securitized contract receivables	829	760
Less: Allowance for loan losses	581	581
Total, net	$692	$642

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

The assets and liabilities of the SPE are as follows:

	December 31, 2015	December 31, 2014
Receivable for leased property and equipment (a)	$47	$64
Total SPE assets	47	64
Accrued expenses and other current liabilities	1	1
Long-term debt (b)	46	77
Total SPE liabilities	47	78
SPE deficit	$—	$(14)

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Consolidated Balance Sheets.

(b)
As of December 31, 2015, included $42 million relating to a four-year mortgage note due in 2017 and $4 million of mandatorily redeemable equity, of which $29 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2014, included $71 million relating to a four-year mortgage note due in 2017 and $6 million of mandatorily redeemable equity, of which $31 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2015, the SPE conveyed $23 million of property and equipment to the Company. In addition, the Company subsequently transferred $55 million of property and equipment to VOI inventory. During 2014, the SPE conveyed $51 million of property and equipment to the Company, of which $24 million was subsequently transferred to VOI inventory.

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

The following table summarizes information regarding assets and liabilities that are measured at fair value (all of which are Level 2) on a recurring basis:

	As of		As of
	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Derivatives: (a)
Interest rate contracts	$—	$—	$18	$18
Foreign exchange contracts	2	2	1	1
Total assets	$2	$2	$19	$19
Liabilities
Derivatives: (b)
Interest rate contracts (c)	$—	$—	$4	$4
Foreign exchange contracts	3	3	3	3
Total liabilities	$3	$3	$7	$7

(a)
Included in other current assets ($2 million and $1 million as of December 31, 2015 and 2014, respectively) and other non-current assets ($18 million as of December 31, 2014, respectively) on the Consolidated Balance Sheets.

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

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,710	$3,272	$2,691	$3,284
Debt
Total debt	5,208	5,234	5,053	5,140
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

The following table summarizes information regarding the gains/(losses) recognized in AOCI for the years ended December 31:

	2015	2014	2013
Designated hedging instruments
Interest rate contracts	$4	$(4)	$2
Foreign exchange contracts	3	2	(2)
Total	$7	$(2)	$—

The following table summarizes information regarding the gains/(losses) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2015	2014	2013
Non-designated hedging instruments
Foreign exchange contracts (a)	$(15)	$(21)	$10
Interest rate contracts (b)	—	—	(1)
Total	$(15)	$(21)	$9

(a)	Included within operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

(b)	Included within consumer financing interest expense on the Consolidated Statements of Income.

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

As of December 31, 2015, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 19% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, California and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2015, approximately 14%, 12% and 12% of the Company’s VOI sales revenues were generated in sales offices located in Florida, California and Nevada, respectively.

Included within the Consolidated Statements of Income is approximately 15%, 14% and 10% of net revenues generated from transactions in the state of Florida during 2015, 2014 and 2013, respectively, and 12% of net revenues generated from transactions in the state of California during 2015 and 2014.

17.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2015 are as follows:

Noncancelable Operating Leases
2016	$90
2017	70
2018	57
2019	47
2020	35
Thereafter	194
$493
The Company incurred total rental expense of $83 million during both 2015 and 2014 and $80 million during 2013.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2015 aggregated $620 million, of which $191 million were for information technology activities, $179 million were for marketing related activities and $149 million were related to the development of vacation ownership properties.

Letters of Credit
As of December 31, 2015, the Company had $63 million of irrevocable standby letters of credit outstanding, of which $1 million were under its revolving credit facility. As of December 31, 2014, the Company had $69 million of irrevocable standby letters of credit outstanding, of which $2 million were under its revolving credit facility. Such letters of credit issued during 2015 and 2014 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at the Company’s vacation ownership business.

Surety Bonds
Some of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 13 surety providers in the amount of $1.3 billion, of which the Company had $433 million outstanding as of December 31, 2015. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, the cost of development of the Company’s vacation ownership units could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.
Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its hotel group business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its destination network business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at affiliated resorts and vacation rental properties and consumer protection and other statutory claims asserted by consumers; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

On June 26, 2012, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in Federal District Court for the District of Arizona against the Company and its subsidiaries, Wyndham Hotel Group, LLC (“WHG”), Wyndham Hotels & Resorts Inc. (“WHR”) and Wyndham Hotel Management Inc. (“WHM”), alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. The Company, WHG, WHR and WHM disputed the allegations in the lawsuit. The Company does not believe that the data breach incidents were material. On March 26, 2013, the Company’s, WHG’s, WHR’s and WHM’s motion to transfer venue of the lawsuit from Arizona to the Federal District Court for the District of New Jersey was granted. WHR’s motion to dismiss one of the counts in the lawsuit was denied on April 7, 2014. The District Court granted WHR’s motion to certify its order denying WHR’s motion to dismiss for interlocutory appeal on June 23, 2014. The separate motion to dismiss the Company, WHG and WHM from the lawsuit was denied on June 23, 2014. On July 29, 2014, the Third Circuit Court of Appeals granted WHR’s request to file an interlocutory appeal of the District Court’s denial of its motion to dismiss. On August 24, 2015, the Third Circuit affirmed the District Court’s ruling denying WHR’s motion to dismiss and ordered that the case proceed in the District Court, where the parties would proceed with discovery on the merits of the allegations in the complaint.

On December 9, 2015, the Company and the FTC announced that the parties entered into a Stipulated Order for Injunction (“Stipulated Order”) to resolve the litigation. The Company did not pay any monetary relief in connection with the Stipulated Order. The Stipulated Order requires WHR to maintain an information security program for payment card information within WHR’s network, and provides WHR with a safe harbor provided it continues to meet certain requirements for “reasonable data security” as outlined in the Stipulated Order. The Stipulated Order does not impose any obligation upon us for the data security at franchised hotels. The Stipulated Order remains in effect for 20 years. The District Court entered the Stipulated Order and dismissed the litigation with prejudice on December 11, 2015.

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

The Company believes that it has adequately accrued for such matters with reserves of $29 million and $24 million as of December 31, 2015 and 2014, respectively. Such reserves are exclusive of matters relating to the Separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2015, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $30 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

Other Guarantees/Indemnifications
Hotel Group
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of such guarantees generally range from 7 to 10 years and certain agreements may provide for early termination provisions under certain circumstances. As of December 31, 2015, the remaining maximum potential amount of future payments that may be made under these guarantees is $132 million with a combined annual cap of $44 million. These guarantees have a remaining weighted average life of approximately 7 years. As of December 31, 2015, the Company also had a conditional guarantee with a hotel that will become effective when all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million with an annual cap of $10 million.

In connection with such performance guarantees, as of December 31, 2015, the Company maintained a liability of $25 million, of which $24 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2015, the Company also had a corresponding $35 million asset related to these guarantees, of which $31 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company maintained a liability of $32 million, of which $31 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2014, the Company also had a corresponding $39 million asset related to the guarantees, of which $35 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the assets noted above was $4 million for the years ended December 31, 2015 and 2014.

For guarantees subject to recapture provisions, the Company had a receivable of $32 million as of December 31, 2015, of which $1 million was included in other current assets and $31 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2014, the Company had a receivable of $26 million which was included in other non-current assets on its Consolidated Balance Sheet. Such receivables were the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis). The maximum potential future payments that the Company could be required to make under these guarantees were approximately $347 million as of December 31, 2015. The Company would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2015, 2014 and 2013, the Company made payments related to these guarantees of $15 million, $17 million and $18 million, respectively. As of December 31, 2015 and 2014, the Company maintained a liability in connection with these guarantees of $34 million and $25 million, respectively, on its Consolidated Balance Sheets.
The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party (see Note 9 - Inventory).

As part of WAAM Fee-for-Service, the Company may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that the Company could be required to make under these guarantees were approximately $55 million as of December 31, 2015. As of December 31, 2015 and 2014, the Company had no recognized liabilities in connection with these guarantees.

18.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2012	$137	$(9)	$(8)	$120
Period change	(26)	1	4	(21)
Balance as of December 31, 2013	111	(8)	(4)	99
Period change	(124)	—	(8)	(132)
Balance as of December 31, 2014	(13)	(8)	(12)	(33)
Period change	(126)	8	3	(115)
Balance as of December 31, 2015	$(139)	$—	$(9)	$(148)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2012	$25	$4	$2	$31
Period change	(7)	—	(1)	(8)
Balance as of December 31, 2013	18	4	1	23
Period change	32	—	2	34
Balance as of December 31, 2014	50	4	3	57
Period change	20	(3)	—	17
Balance as of December 31, 2015	$70	$1	$3	$74

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2012	$162	$(5)	$(6)	$151
Period change	(33)	1	3	(29)
Balance as of December 31, 2013	129	(4)	(3)	122
Period change	(92)	—	(6)	(98)
Balance as of December 31, 2014	37	(4)	(9)	24
Period change	(106)	5	3	(98)
Balance as of December 31, 2015	$(69)	$1	$(6)	$(74)
Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2015, 16.3 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the year ended December 31, 2015 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2014	2.0		$57.13	0.7		$57.99	0.7		$40.09
Granted (a)	0.6		91.50	0.2		91.81	0.1		91.81
Vested/exercised	(0.9)		49.35	(0.3)		44.57	—		—
Canceled	(0.1)		68.47	—		—	—		—
Balance as of December 31, 2015	1.6	(b)(c)	73.75	0.6	(d)	73.60	0.8	(b)(e)	46.45

(a)	Primarily represents awards granted by the Company on February 26, 2015.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $88 million as of December 31, 2015, which is expected to be recognized over a weighted average period of 2.5 years.

(c)	Approximately 1.6 million RSUs outstanding as of December 31, 2015 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $23 million as of December 31, 2015.

(e)
Approximately 0.6 million SSARs are exercisable as of December 31, 2015. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2015 had an intrinsic value of $39 million and have a weighted average remaining contractual life of 2.0 years.

During 2015, 2014 and 2013, the Company granted incentive equity awards totaling $61 million, $54 million and $54 million, respectively, to the Company’s key employees and senior officers in the form of RSUs and SSARs. The 2015, 2014 and 2013 awards will vest ratably over a period of four years. In addition, during 2015, 2014 and 2013, the Company approved grants of incentive equity awards totaling $16 million, $14 million and $14 million respectively, to key employees and senior officers of the Company in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The fair value of SSARs granted by the Company during 2015, 2014 and 2013 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	SSARs Issued on
	2/26/2015	2/27/2014	2/28/2013
Grant date fair value	$18.55	$20.36	$19.93
Grant date strike price	$91.81	$72.97	$60.24
Expected volatility	25.38%	35.86%	44.56%
Expected life	5.1 years	5.1 years	5 years
Risk free interest rate	1.64%	1.54%	0.80%
Projected dividend yield	1.83%	1.92%	1.93%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $58 million, $57 million and $53 million during 2015, 2014 and 2013, respectively, related to the incentive equity awards granted to employees by the Company. During 2015, 2014 and 2013, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $17 million, $34 million and $15 million, respectively, due to the vesting of RSUs, PSUs and SSARs. As of December 31, 2015, the Company’s APIC Pool balance was $129 million.

The Company paid $42 million, $64 million and $31 million of taxes for the net share settlement of incentive equity awards during 2015, 2014 and 2013, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

20.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $36 million, $31 million and $28 million during 2015, 2014 and 2013, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $21 million during both 2015 and 2014 and $22 million during 2013.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2015 and 2014, the Company’s net pension liability of $15 million and $19 million, respectively, is reported as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2015, the Company recorded $1 million and $8 million, within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss, respectively. As of December 31, 2014, the Company recorded $2 million and $13 million within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. The Company recorded pension expense of $3 million during both 2015 and 2014 and $4 million during 2013.

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

YEAR ENDED OR AS OF DECEMBER 31, 2015

	Hotel Group	Destination Network	Vacation Ownership	Corporate and Other (d)	Total
Net revenues (a)	$1,297	$1,538	$2,772	$(71)	$5,536
EBITDA	349	367	687	(137)	1,266
Depreciation and amortization	69	90	47	28	234
Segment assets	1,908	2,669	4,919	220	9,716
Capital expenditures	52	67	81	22	222

YEAR ENDED OR AS OF DECEMBER 31, 2014

	Hotel Group	Destination Network	Vacation Ownership	Corporate and Other (d)	Total
Net revenues (b)	$1,101	$1,604	$2,638	$(62)	$5,281
EBITDA	327	335	660	(141)	1,181
Depreciation and amortization	61	96	47	29	233
Segment assets	1,835	2,703	4,856	285	9,679
Capital expenditures	55	74	85	21	235

YEAR ENDED OR AS OF DECEMBER 31, 2013

	Hotel Group	Destination Network	Vacation Ownership	Corporate and Other (d)	Total
Net revenues (c)	$1,027	$1,526	$2,515	$(59)	$5,009
EBITDA	279	356	619	(122)	1,132
Depreciation and amortization	54	87	47	28	216
Segment assets	1,843	2,878	4,812	208	9,741
Capital expenditures	51	81	66	40	238

(a)
Includes $71 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $57 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $8 million of room revenues at a Company owned hotel and (iii) $6 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(b)
Includes $62 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $41 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $8 million of room revenues at a Company owned hotel, (iii) $7 million of hotel management reimbursable revenues and (iv) $6 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)
Includes $59 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $39 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $8 million of room revenues at a Company owned hotel, (iii) $6 million of hotel management reimbursable fees and (iv) $6 million of other revenues primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(d)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to net income attributable to Wyndham shareholders.

	Year Ended December 31,
	2015	2014	2013
EBITDA	$1,266	$1,181	$1,132
Depreciation and amortization	234	233	216
Interest expense	125	113	131
Early extinguishment of debt	—	—	111
Interest income	(9)	(10)	(9)
Income before income taxes	916	845	683
Provision for income taxes	304	316	250
Net income	612	529	433
Net income attributable to noncontrolling interest	—	—	(1)
Net income attributable to Wyndham shareholders	$612	$529	$432
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	United Kingdom	Netherlands	All Other Countries	Total
Year Ended or As of December 31, 2015
Net revenues	$4,248	$272	$239	$777	$5,536
Net long-lived assets	2,992	410	285	398	4,085
Year Ended or As of December 31, 2014
Net revenues	$3,892	$298	$276	$815	$5,281
Net long-lived assets	3,011	433	317	404	4,165
Year Ended or As of December 31, 2013
Net revenues	$3,765	$266	$250	$728	$5,009
Net long-lived assets	3,066	459	372	400	4,297

22.	Restructuring, Impairment and Other Charges
2015 Restructuring Plans

During 2015, the Company recorded $8 million of restructuring charges resulting from a realignment of brand services and call center operations within its hotel group business, a rationalization of international operations within its destination network business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. It subsequently reversed $2 million of previously recorded personnel-related costs and reduced its liability with $2 million of cash payments. As of December 31, 2015, the Company had a remaining liability of $3 million, which is expected to be paid in cash by the end of 2016.

2014 Restructuring Plans
During 2014, the Company implemented restructuring initiatives at its destination network and hotel group businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. In connection with these initiatives, the Company recorded $6 million of personnel-related costs, a $5 million non-cash charge to write-off information technology assets and $1 million of costs related to contract terminations. During 2015, the Company reduced its liability with $6 million of cash payments and reversed $1 million related to previously recorded contract termination costs.

2013 Restructuring Plan

During 2013, the Company committed to an organizational realignment initiative at its hotel group business, primarily focused on optimizing its marketing structure. In connection with this initiative, the Company recorded $8 million of personnel-related costs and $1 million of costs related to contract terminations, of which $2 million was paid in cash and $1 million was non-cash. During 2014, the Company reduced its liability with $5 million of cash payments and reversed $1 million of previously recorded contract termination costs.
The Company has additional restructuring plans which were implemented prior to 2013. During 2015, the Company reduced its liability for such plans with $2 million of cash payments. The remaining liability of $2 million as of December 31, 2015, which is related to leased facilities, is expected to be paid by 2020.
The table below includes activity for prior restructuring plans that are immaterial to the Company. The activity related to costs associated with the restructuring plans is summarized by category as follows:

	Liability as of December 31, 2012	2013 Activity					Liability as of December 31, 2013
		Costs Recognized		Cash Payments	Other
Personnel-Related	$6	$8	(a)	$(6)	$(2)	(f)	$6
Facility-Related	5	2		(4)	1	(g)	4
Contract Terminations	—	1		—	—		1
	$11	$11		$(10)	$(1)		$11

	Liability as of December 31, 2013	2014 Activity					Liability as of December 31, 2014
		Costs Recognized		Cash Payments	Other
Personnel-Related	$6	$6	(b)	$(6)	$—		$6
Facility-Related	4	—		—	—		4
Contract Terminations	1	1		—	(1)	(h)	1
Asset Impairment	—	5	(c)	—	(5)	(c)	—
	$11	$12		$(6)	$(6)		$11

	Liability as of December 31, 2014	2015 Activity					Liability as of December 31, 2015
		Costs Recognized		Cash Payments	Other
Personnel-Related	$6	$5	(d)	$(8)	$—		$3
Facility-Related	4	—		(2)	—		2
Contract Terminations	1	—		—	(1)	(i)	—
Asset Impairment	—	1	(e)	—	(1)	(e)	—
	$11	$6		$(10)	$(2)		$5

(a)	Represents severance costs incurred at the Company’s hotel group business resulting from a reduction of 105 employees.

(b)	Represents severance costs of $4 million and $2 million at the Company’s destination network and hotel group businesses, respectively, resulting from a reduction of 122 employees.

(c)	Represents the non-cash write-off of assets related to an information technology project at the Company’s destination network business.

(d)
Represents severance costs of $3 million, $1 million and $1 million at the Company’s hotel group, destination network and vacation ownership businesses, respectively, resulting from a reduction of 361 employees.

(e)	Represents the non-cash asset impairment charge associated with a facility at the Company’s destination network business.

(f)	Includes $1 million of a reversal of previously recorded expenses at the Company’s destination network business and $1 million of a non-cash settlement at the Company’s hotel group business.

(g)	Represents a non-cash adjustment to the liability at the Company’s vacation ownership business.

(h)	Represents a reversal of previously recorded expenses at the Company’s hotel group business.

(i)	Represents a reversal of a portion of previously recorded expenses at the Company’s destination network business.

Loss on Sale

During 2014, the Company sold its U.K.-based camping business at its destination network business resulting in a $20 million loss. As a result of this transaction, the Company received $1 million of cash, net, reduced its net assets by $11 million, wrote-off $6 million of foreign currency translation adjustments and recorded a $4 million indemnification liability. Such loss is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

Impairments

During 2015, the Company recorded a $7 million non-cash impairment charge at its hotel group business related to the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party partner. Such charge is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

During 2014, the Company recorded a $7 million non-cash impairment charge related to the write-down of an equity investment at its destination network business which was the result of a reduction in the fair value of the entity in which the Company has a minority ownership position. In addition, the Company recorded an $8 million non-cash impairment charge at its hotel group business related to the write-down of an investment in a joint venture, which was the result of the joint venture’s recurring losses and negative operating cash flows. Such amounts are recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

During 2013, the Company recorded $8 million of non-cash impairment charges at its hotel group business primarily related to a partial write-down of its Hawthorn trademark due to lower than anticipated growth in the brand. Such amount is recorded within loss on sale and asset impairments on the Consolidated Statement of Income.

Other Charge

During 2015, the Company recorded a $14 million charge relating to the anticipated termination of a management agreement at its hotel group business.

23.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $34 million and $38 million as of December 31, 2015 and 2014, respectively. These amounts were comprised of Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to deferred compensation arrangements related to current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of December 31, 2015, the letter of credit was $53 million.

As of December 31, 2015, the $34 million of Separation related liabilities is comprised of $30 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of December 31, 2015, $19 million is recorded in accrued expenses and other current liabilities and $15 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of December 31, 2015 and 2014, which is recorded in other current assets on the Consolidated Balance Sheets.

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

24.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2015 and 2014.

	2015
	First	Second	Third	Fourth
Net revenues
Hotel Group	$292	$334	$357	$314
Destination Network	369	383	476	310
Vacation Ownership	617	699	750	706
Corporate and Other (*)	(16)	(18)	(19)	(19)
	$1,262	$1,398	$1,564	$1,311
EBITDA
Hotel Group	$76	$96	$83	$94
Destination Network	105	84	134	44
Vacation Ownership	130	182	200	174
Corporate and Other (*)	(34)	(30)	(35)	(37)
	277	332	382	275
Less: Depreciation and amortization	56	58	59	61
Interest expense	26	30	33	37
Interest income	(3)	(2)	(2)	(2)
Income before income taxes	198	246	292	179
Provision for income taxes	76	87	102	39
Net income	$122	$159	$190	$140
Per share information
Basic	$1.01	$1.34	$1.62	$1.22
Diluted	1.00	1.33	1.61	1.21
Weighted average diluted shares outstanding	122	120	118	116

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2015 due to rounding.
(*)    Includes the elimination of transactions between segments.

	2014
	First	Second	Third	Fourth
Net revenues
Hotel Group	$237	$283	$315	$267
Destination Network	379	402	512	311
Vacation Ownership	593	673	704	668
Corporate and Other (*)	(16)	(15)	(17)	(15)
	$1,193	$1,343	$1,514	$1,231
EBITDA
Hotel Group	$64	$87	$100	$77
Destination Network	85	89	159	2
Vacation Ownership	115	185	188	172
Corporate and Other (*)	(34)	(35)	(36)	(36)
	230	326	411	215
Less: Depreciation and amortization	56	59	60	58
Interest expense	27	29	28	29
Interest income	(2)	(3)	(2)	(4)
Income before income taxes	149	241	325	132
Provision for income taxes	59	88	119	51
Net income	$90	$153	$206	$81
Per share information
Basic	$0.70	$1.21	$1.65	$0.66
Diluted	0.69	1.20	1.64	0.65
Weighted average diluted shares outstanding	130	128	126	124

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2014 due to rounding.
(*)    Includes the elimination of transactions between segments.

25.	Subsequent Events
Repurchase Authorization

On February 8, 2016, the Company's Board of Directors increased the authorization for the Company's stock repurchase program by $1 billion.

Dividend Increase Authorization

On February 8, 2016, the Company's Board of Directors authorized an increase of the quarterly dividends to $0.50 per share.

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

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 10, 2012)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 17, 2015)

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

4.17
Ninth Supplemental Indenture, dated September 15, 2015, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2015)

4.18	Form of 5.100% Notes due 2025 (included within Exhibit 4.17)

10.1
Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia,The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 28, 2015)

10.2
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010)

10.3
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2011)

10.4
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2012)

10.5
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 23, 2013)

10.6
Fifth Amendment, dated as of August 28, 2014, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2014)

10.7
Sixth Amendment, dated as of August 27, 2015, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 27, 2015)

10.8	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.9	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.10	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010)

10.11	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 15, 2013)

10.12	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 24, 2013)

10.13	Amendment No. 5 to Employment Agreement with Stephen P. Holmes, dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2015)

10.14	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.15	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.16	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010)

10.17	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 29, 2011)

10.18	Amendment No. 4 to Employment Agreement with Geoffrey A. Ballotti, dated March 28, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 24, 2014)

10.19	Employment Agreement with Gail Mandel, dated as of November 13, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 13, 2015)

10.20	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed February 19, 2010)

10.21	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated March 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 29, 2011)

10.22	Amendment No. 2 to Employment Agreement with Franz S. Hanning, dated March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A (Amendment No. 1) filed April 29, 2013)

10.23	Amendment No. 3 to Employment Agreement with Franz S. Hanning, dated February 28, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 24, 2014)

10.24	Amendment No. 4 to Employment Agreement with Franz S. Hanning, dated May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 24, 2014)

10.25	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.26	Amendment No. 1 to Employment Letter Agreement with Thomas G. Conforti, dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 25, 2012).

10.27	Amendment No. 2 to Employment Agreement with Thomas G. Conforti, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2015)

10.28
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014)

10.29	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 17, 2012)

10.30	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012)

10.31	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.32
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.33	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.34	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.35
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

10.38
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.39
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.40
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.41
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.42
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