Form 10-Q
period 2016-03-31
WYNDHAM WORLDWIDE CORP
filed 2016-04-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number. 001-32876
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
111,951,682 shares of common stock outstanding as of March 31, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of March 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended prior to retrospective adjustment for a change in the Company’s method of presentation of debt issuance costs (not presented herein); and in our report dated February 12, 2016, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2015 consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2015.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 26, 2016

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenues
Service and membership fees	$634	$599
Vacation ownership interest sales	342	336
Franchise fees	138	147
Consumer financing	107	104
Other	82	76
Net revenues	1,303	1,262
Expenses
Operating	613	564
Cost of vacation ownership interests	37	33
Consumer financing interest	18	18
Marketing and reservation	192	195
General and administrative	186	181
Restructuring	—	(1)
Depreciation and amortization	62	56
Total expenses	1,108	1,046
Operating income	195	216
Other (income)/expense, net	(10)	(5)
Interest expense	33	26
Early extinguishment of debt	11	—
Interest income	(2)	(3)
Income before income taxes	163	198
Provision for income taxes	67	76
Net income	$96	$122
Earnings per share
Basic	$0.85	$1.01
Diluted	0.84	1.00

Cash dividends declared per share	$0.50	$0.42

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$96	$122
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	36	(80)
Unrealized gains/(losses) on cash flow hedges	1	(4)
Defined benefit pension plans	(1)	—
Other comprehensive income/(loss), net of tax	36	(84)
Comprehensive income	$132	$38

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$318	$171
Trade receivables, net	810	586
Vacation ownership contract receivables, net	270	272
Inventory	293	295
Prepaid expenses	177	153
Deferred income taxes	144	126
Other current assets	337	266
Total current assets	2,349	1,869
Long-term vacation ownership contract receivables, net	2,430	2,438
Non-current inventory	961	964
Property and equipment, net	1,403	1,399
Goodwill	1,564	1,563
Trademarks, net	726	726
Franchise agreements and other intangibles, net	389	397
Other non-current assets	343	333
Total assets	$10,165	$9,689
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$207	$209
Current portion of long-term debt	45	44
Accounts payable	634	394
Deferred income	596	483
Accrued expenses and other current liabilities	774	827
Total current liabilities	2,256	1,957
Long-term securitized vacation ownership debt	1,919	1,897
Long-term debt	3,261	3,031
Deferred income taxes	1,306	1,252
Deferred income	198	198
Other non-current liabilities	385	401
Total liabilities	9,325	8,736
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 218,109,675 shares in 2016 and 217,534,615 shares in 2015	2	2
Treasury stock, at cost – 106,248,706 shares in 2016 and 103,730,568 shares in 2015	(4,668)	(4,493)
Additional paid-in capital	3,913	3,923
Retained earnings	1,628	1,592
Accumulated other comprehensive loss	(38)	(74)
Total stockholders’ equity	837	950
Noncontrolling interest	3	3
Total equity	840	953
Total liabilities and equity	$10,165	$9,689

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income	$96	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	56
Provision for loan losses	63	46
Deferred income taxes	41	27
Stock-based compensation	14	15
Excess tax benefits from stock-based compensation	(6)	(17)
Loss on early extinguishment of debt	11	—
Non-cash interest	5	6
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(219)	(224)
Vacation ownership contract receivables	(43)	(14)
Inventory	(1)	(1)
Prepaid expenses	(24)	(31)
Other current assets	(27)	(1)
Accounts payable, accrued expenses and other current liabilities	178	190
Deferred income	105	91
Other, net	6	(12)
Net cash provided by operating activities	261	253
Investing Activities
Property and equipment additions	(43)	(56)
Net assets acquired, net of cash acquired	—	(60)
Payments of development advance notes	(2)	(3)
Proceeds from development advance notes	—	4
Equity investments and loans	(6)	(8)
Proceeds from asset sales	—	4
Increase in securitization restricted cash	(22)	(19)
Increase in escrow deposit restricted cash	(17)	(10)
Other, net	—	(1)
Net cash used in investing activities	(90)	(149)
Financing Activities
Proceeds from securitized borrowings	643	514
Principal payments on securitized borrowings	(620)	(491)
Proceeds from long-term debt	25	31
Principal payments on long-term debt	(42)	(60)
Proceeds from commercial paper, net	234	158
Proceeds from term loan	325	—
Repurchases of notes	(327)	—
Proceeds from vacation ownership inventory arrangements	1	—
Repayments of vacation ownership inventory arrangements	(5)	—
Dividends to shareholders	(60)	(54)
Repurchase of common stock	(168)	(154)
Excess tax benefits from stock-based compensation	6	17
Debt issuance costs	(7)	(9)
Net share settlement of incentive equity awards	(30)	(41)
Other, net	(2)	(2)
Net cash used in financing activities	(27)	(91)
Effect of changes in exchange rates on cash and cash equivalents	3	(16)
Net increase/(decrease) in cash and cash equivalents	147	(3)
Cash and cash equivalents, beginning of period	171	183
Cash and cash equivalents, end of period	$318	$180

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	96	—	—	96
Other comprehensive income	—	—	—	—	—	36	—	36
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(30)	—	—	—	(30)
Change in deferred compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(3)	—	(175)	—	—	—	—	(175)
Change in excess tax benefit on equity awards	—	—	—	6	—	—	—	6
Dividends	—	—	—	—	(60)	—	—	(60)
Balance as of March 31, 2016	112	$2	$(4,668)	$3,913	$1,628	$(38)	$3	$840

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	122	—	—	122
Other comprehensive loss	—	—	—	—	—	(84)	—	(84)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(41)	—	—	—	(41)
Change in deferred compensation	—	—	—	15	—	—	—	15
Repurchase of common stock	(2)	—	(150)	—	—	—	—	(150)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(53)	—	—	(53)
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2015	120	$2	$(3,993)	$3,881	$1,252	$(60)	$2	$1,084

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2015 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 12, 2016.

Business Description
The Company operates in the following business segments:

•
Hotel Group—primarily franchises hotels in the upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

•
Destination Network—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and manages and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Consolidation. In February 2015, the FASB issued guidance related to management’s evaluation of consolidation for certain legal entities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted the guidance on January 1, 2016, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2016, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB further clarified its issued guidance by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangements. This guidance required retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2016, as required. See Note 5 - Long-Term Debt and Borrowing Arrangements for additional information regarding the adoption of the new guidance.
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
Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments related to a business combination. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2016, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.
Income Taxes. In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. This guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company had $1,252 million of noncurrent deferred tax liabilities and $126 million of current deferred tax assets as of December 31, 2015. Upon adoption of this guidance, the Company will retrospectively apply it to the 2015 Consolidated Balance Sheet by reclassifying current deferred tax assets of approximately $74 million to noncurrent deferred tax assets and approximately $52 million to noncurrent deferred tax liabilities.
Leases. In February 2016, the FASB issued guidance which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net income	$96	$122
Basic weighted average shares outstanding	113	121
SSARs (a), RSUs (b) and PSUs (c)	1	1
Diluted weighted average shares outstanding	114	122
Earnings per share:
Basic	$0.85	$1.01
Diluted	0.84	1.00
Dividends:
Aggregate dividends paid to shareholders	$60	$54

(a)	Excludes stock-settled appreciation rights (“SSARs”) that would have been anti-dilutive to EPS.

(b)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(c)	Excludes 0.6 million performance vested restricted stock units (“PSUs”) for both the three months ended March 31, 2016 and 2015, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2015	79.2	$3,712	$46.85
For the three months ended March 31, 2016	2.5	175	69.48
As of March 31, 2016	81.7	$3,887	47.55

The Company had $1.2 billion of remaining availability under its program as of March 31, 2016. The total capacity of the program was increased by proceeds received from stock option exercises.

3.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2016	December 31, 2015
Current vacation ownership contract receivables:
Securitized	$242	$248
Non-securitized	83	81
Current vacation ownership receivables, gross	325	329
Less: Allowance for loan losses	55	57
Current vacation ownership contract receivables, net	$270	$272
Long-term vacation ownership contract receivables:
Securitized	$2,170	$2,214
Non-securitized	774	748
Long-term vacation ownership receivables, gross	2,944	2,962
Less: Allowance for loan losses	514	524
Long-term vacation ownership contract receivables, net	$2,430	$2,438

The Company’s securitized vacation ownership contract receivables generated interest income of $82 million during both the three months ended March 31, 2016 and 2015. Such interest income is included within consumer financing on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the three months ended March 31, 2016 and 2015, the Company originated vacation ownership contract receivables of $245 million and $220 million, respectively, and received principal collections of $202 million and $206 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.8% as of both March 31, 2016 and December 31, 2015.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	63
Contract receivables write-offs, net	(75)
Allowance for loan losses as of March 31, 2016	$569

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	46
Contract receivables write-offs, net	(62)
Allowance for loan losses as of March 31, 2015	$565
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $63 million and $46 million as a reduction of net revenues during the three months ended March 31, 2016 and 2015, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,609	$1,009	$169	$116	$239	$3,142
31 - 60 days	15	22	15	5	3	60
61 - 90 days	10	13	10	3	2	38
91 - 120 days	5	11	10	2	1	29
Total	$1,639	$1,055	$204	$126	$245	$3,269

	As of December 31, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,623	$1,023	$163	$115	$231	$3,155
31 - 60 days	16	25	17	5	2	65
61 - 90 days	10	14	11	3	1	39
91 - 120 days	7	11	11	2	1	32
Total	$1,656	$1,073	$202	$125	$235	$3,291
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

4.	Inventory
Inventory consisted of:

	March 31, 2016	December 31, 2015
Land held for VOI development	$137	$136
VOI construction in process	67	62
Inventory sold subject to conditional repurchase	144	155
Completed VOI inventory	609	604
Estimated recoveries	239	242
Destination network vacation credits and other	58	60
Total inventory	1,254	1,259
Less: Current portion (*)	293	295
Non-current inventory	$961	$964

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the three months ended March 31, 2016 and 2015, the Company transferred $6 million and $15 million, respectively, from property and equipment to VOI inventory. In addition to the inventory obligations listed below, as of March 31, 2016, the Company had $20 million of inventory accruals of which $10 million was included in accrued expenses and other current liabilities and $10 million was included in accounts payable on the Consolidated Balance Sheet. As of December 31, 2015, the Company had $27 million of inventory accruals of which $20 million was included in accrued expenses and other current liabilities and $7 million was included in accounts payable on the Consolidated Balance Sheet.

Inventory Sale Transactions
During 2015, the Company sold real property located in St. Thomas, U.S. Virgin Islands (“St. Thomas”) to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $70 million in cash consideration and a $10 million receivable which is expected to be paid in 2016. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

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

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $32 million as of both March 31, 2016 and December 31, 2015, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Consolidated Balance Sheets.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $146 million as of March 31, 2016, of which $40 million were included within accrued expenses and other current liabilities and $106 million were included within other non-current liabilities on the Consolidated Balance Sheet. During the first quarter of 2016, the Company paid $13 million to the third-party developer, of which $6 million was for vacation ownership inventory located in Las Vegas, Nevada, $5 million was for its obligation under the vacation ownership inventory arrangements and $2 million was accrued interest. As of December 31, 2015, the Company had an outstanding obligation related to the Las Vegas property of $157 million, of which $33 million was included within accrued expenses and other current liabilities and $124 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $294 million as of March 31, 2016.

5.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2016	December 31, 2015
Securitized vacation ownership debt: (a)
Term notes (b)	$2,005	$1,867
Bank conduit facility (due August 2017)	121	239
Total securitized vacation ownership debt	2,126	2,106
Less: Current portion of securitized vacation ownership debt	207	209
Long-term securitized vacation ownership debt	$1,919	$1,897
Long-term debt: (c)
Revolving credit facility (due July 2020)	$10	$7
Commercial paper	343	109
Term loan (due March 2021)	323	—
$315 million 6.00% senior unsecured notes (due December 2016) (d)	—	316
$300 million 2.95% senior unsecured notes (due March 2017)	299	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	448	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (e)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (f)	408	408
$350 million 5.10% senior unsecured notes (due October 2025) (g)	337	337
Capital leases	158	153
Other	31	49
Total long-term debt	3,306	3,075
Less: Current portion of long-term debt	45	44
Long-term debt	$3,261	$3,031

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,548 million and $2,576 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of March 31, 2016 and December 31, 2015, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $26 million and $24 million as of March 31, 2016 and December 31, 2015, respectively.

(c)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $13 million and $14 million as of March 31, 2016 and December 31, 2015, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $5 million and $3 million as of March 31, 2016 and December 31, 2015, respectively.

(d)	Includes $1 million of unamortized gains from the settlement of a derivative as of December 31, 2015.

(e)	Includes $2 million of unamortized gains from the settlement of a derivative as of both March 31, 2016 and December 31, 2015.

(f)	Includes $10 million and $11 million of unamortized gains from the settlement of a derivative as of March 31, 2016 and December 31, 2015, respectively.

(g)	Includes $10 million of unamortized losses from the settlement of a derivative as of both March 31, 2016 and December 31, 2015.

Long-Term Debt
The $300 million 2.95% senior unsecured notes due in March 2017 are classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with its revolving credit facility.

Debt Issuances
Sierra Timeshare 2016-1 Receivables Funding, LLC. During March 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-1 Receivables Funding, LLC, with an initial principal amount of $425 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.20%. The advance rate for this transaction was 88.85%. As of March 31, 2016, the Company had outstanding borrowings under these term notes of $419 million, net of debt issuance costs.

Term Loan. During March 2016, the Company entered into a five-year $325 million term loan agreement which matures on March 24, 2021. The term loan currently bears interest at LIBOR plus a spread. As of March 31, 2016, the term loan had a weighted average interest rate of 1.89%. The term loan can be paid at the Company’s option in whole or part at any time prior to maturity. The interest on the term loan will be subject to adjustments from time to time if there are downgrades to the Company’s credit ratings. The term loan requires principal payments, payable in equal quarterly installments, of 5% per annum of the original loan balance, commencing with the third anniversary of the loan, and 10% per annum of the original loan balance commencing with the fourth anniversary of the loan, with the remaining balance payable at maturity.

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of March 31, 2016, the Company had outstanding borrowings of $343 million at a weighted average interest rate of 1.07%, all of which were under its U.S. commercial paper program. As of December 31, 2015, the Company had outstanding borrowings of $109 million at a weighted average interest rate of 1.07%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During 2013, the Company entered into fixed to variable interest rate swap agreements (the “Swaps”) on its 3.90% and 4.25% senior unsecured notes (the “Senior Notes”) with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. The Company had $12 million and $13 million of deferred gains as of March 31, 2016 and December 31, 2015, respectively. Such gains were included within long-term debt on the Consolidated Balance Sheets. Such gains will be recognized within interest expense on the Consolidated Statements of Income over the remaining life of the Senior Notes.

Deferred Financing Costs
The Company adopted the guidance on the presentation of debt issuance costs on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to the 2015 Consolidated Balance Sheet by reclassifying $27 million of debt issuance costs previously classified within other non-current assets of which $24 million was for securitized vacation ownership debt and $3 million was for long-term debt. In addition, the Company has elected to continue to classify debt issuance costs related to the revolving credit facility and the bank conduit facility within other non-current assets on the Consolidated Balance Sheet. Such debt issuance costs were $14 million and $15 million as of March 31, 2016 and December 31, 2015, respectively.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2016 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$207	$344	(*)	$551
Between 1 and 2 years	210	478		688
Between 2 and 3 years	291	18		309
Between 3 and 4 years	213	74		287
Between 4 and 5 years	227	912		1,139
Thereafter	978	1,480		2,458
	$2,126	$3,306		$5,432

(*)    Includes $299 million of senior unsecured notes that the Company classified as long-term debt as it has the intent to refinance such debt on a long-
term basis and the ability to do so with its revolving credit facility.

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2016, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	121	10
Letters of credit	—	1
Commercial paper borrowings	—	343	(b)
Available Capacity	$529	$1,146

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Early Extinguishment of Debt
During the first quarter of 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred a loss of $11 million during the three months ended March 31, 2016, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense
During the three months ended March 31, 2016, the Company incurred non-securitized interest expense of $33 million, which primarily consisted of $34 million of interest on long-term debt, partially offset by $1 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $53 million during the three months ended March 31, 2016.

During the three months ended March 31, 2015, the Company incurred non-securitized interest expense of $26 million, which primarily consisted of $29 million of interest on long-term debt, partially offset by $2 million of capitalized interest and $1 million of gains resulting from the ineffectiveness of fair value hedges. Such amounts are included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $43 million during the three months ended March 31, 2015.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $18 million during both the three months ended March 31, 2016 and 2015, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $12 million and $14 million during the three months ended March 31, 2016 and 2015, respectively.

6.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2016	December 31, 2015
Securitized contract receivables, gross (a)	$2,412	$2,462
Securitized restricted cash (b)	115	92
Interest receivables on securitized contract receivables (c)	20	20
Other assets (d)	4	5
Total SPE assets	2,551	2,579
Securitized term notes (e) (f)	2,005	1,867
Securitized conduit facilities (e)	121	239
Other liabilities (g)	2	2
Total SPE liabilities	2,128	2,108
SPE assets in excess of SPE liabilities	$423	$471

(a)
Included in current ($242 million and $248 million as of March 31, 2016 and December 31, 2015, respectively) and non-current ($2,170 million and $2,214 million as of March 31, 2016 and December 31, 2015, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($92 million and $73 million as of March 31, 2016 and December 31, 2015, respectively) and other non-current assets ($23 million and $19 million as of March 31, 2016 and December 31, 2015, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)
Included in current ($207 million and $209 million as of March 31, 2016 and December 31, 2015, respectively) and long-term ($1,919 million and $1,897 million as of March 31, 2016 and December 31, 2015, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $26 million and $24 million as of March 31, 2016 and December 31, 2015, respectively, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $857 million and $829 million as of March 31, 2016 and December 31, 2015, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2016	December 31, 2015
SPE assets in excess of SPE liabilities	$423	$471
Non-securitized contract receivables	857	829
Less: Allowance for loan losses	569	581
Total, net	$711	$719

In addition to restricted cash related to securitizations, the Company had $76 million and $59 million of restricted cash related to escrow deposits as of March 31, 2016 and December 31, 2015, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

Midtown 45, NYC Property
During 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a four-year mortgage note and mandatorily redeemable equity provided by related parties of such partner. At the time of the agreement, the Company committed to purchase such VOI inventory from the SPE over a four-year period which will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company is considered to be the primary beneficiary of the SPE and therefore, the Company consolidated the SPE within its financial statements.

The assets and liabilities of the SPE are as follows:

	March 31, 2016	December 31, 2015
Receivable for leased property and equipment (a)	$29	$47
Total SPE assets	29	47
Accrued expenses and other current liabilities	—	1
Long-term debt (b)	30	46
Total SPE liabilities	30	47
SPE deficit	$(1)	$—

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Consolidated Balance Sheets.

(b)
As of March 31, 2016, included $27 million relating to a mortgage note due in 2017 and $3 million of mandatorily redeemable equity which are included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2015, included $42 million relating to a mortgage note due in 2017 and $4 million of mandatorily redeemable equity; $29 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2016, the SPE conveyed $15 million of property and equipment to the Company.

7.	Fair Value
The Company measures its financial assets and liabilities at fair value on a recurring basis and utilizes the fair value hierarchy to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

As of March 31, 2016, the Company had foreign exchange contracts resulting in $5 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. As of December 31, 2015, the Company had foreign exchange contracts resulting in $2 million of assets which are included within other current assets and $3 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus is equal to the carrying value.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,700	$3,261	$2,710	$3,272
Debt
Total debt	5,432	5,490	5,181	5,234

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

The Company estimates the fair value of its securitized vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company determines the fair value of its other long-term debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks and determines the fair value of its senior notes using quoted market prices (such senior notes are not actively traded).

8.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in losses of $4 million and $12 million during the three months ended March 31, 2016 and 2015, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for the three months ended March 31, 2016 and 2015 were not material.

9.	Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2012. In addition, with few exceptions, the Company is no longer subject to state and local or foreign income tax examinations for years prior to 2008.

The Company’s effective tax rate increased from 38.4% during the three months ended March 31, 2015 to 41.1% during the three months ended March 31, 2016 primarily due to the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss of $24 million incurred during the first quarter of 2016, partially offset by activity related to unrecognized tax benefits.

The Company made cash income tax payments, net of refunds, of $16 million and $17 million during the three months ended March 31, 2016 and 2015, respectively.

10.	Commitments and Contingencies
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

The Company believes that it has adequately accrued for such matters with reserves of $30 million and $29 million as of March 31, 2016 and December 31, 2015, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $59 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Hotel Group
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of the Company’s existing guarantees range from 8 to 10 years and provide for early termination provisions under certain circumstances. As of March 31, 2016, the maximum potential amount of future payments that may be made under these guarantees was $125 million with a combined annual cap of $45 million. These guarantees have a remaining weighted average life of approximately 7 years. As of March 31, 2016, the Company also had a conditional guarantee with a hotel that will become effective when all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million.

In connection with such performance guarantees, as of March 31, 2016, the Company maintained a liability of $24 million, of which $19 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of March 31, 2016, the Company also had a corresponding $34 million asset related to these guarantees, of which $30 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company maintained a liability of $25 million, of which $24 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2015, the Company also had a corresponding $35 million asset related to the guarantees, of which $31 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million for both the three months ended March 31, 2016 and 2015.

For guarantees subject to recapture provisions, the Company had a receivable of $38 million as of March 31, 2016, of which $6 million was included in other current assets and $32 million was included in other non-current assets on its

Consolidated Balance Sheet. As of December 31, 2015, the Company had a receivable of $32 million, of which $1 million was included in other current assets and $31 million was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party (see Note 4 - Inventory).

Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See Note 15 - Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

11.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains on	Benefit
	Translation	Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$(139)	$—	$(9)	$(148)
Period change	30	1	(1)	30
Balance, March 31, 2016	$(109)	$1	$(10)	$(118)

	Foreign	Unrealized	Defined
	Currency	Gains on	Benefit
	Translation	Cash Flow	Pension
Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$70	$1	$3	$74
Period change	6	—	—	6
Balance, March 31, 2016	$76	$1	$3	$80

	Foreign	Unrealized	Defined
	Currency	Gains on	Benefit
	Translation	Cash Flow	Pension
Net of Tax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$(69)	$1	$(6)	$(74)
Period change	36	1	(1)	36
Balance, March 31, 2016	$(33)	$2	$(7)	$(38)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2016, 15.6 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2016 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2015	1.6		$73.75	0.6		$73.60	0.8		$46.45
Granted (a)	0.8		71.65	0.2		71.65	0.1		71.65
Vested	(0.7)		72.84	(0.2)		72.84	(0.1)		22.84
Balance as of March 31, 2016	1.7	(b) (c)	75.87	0.6	(d)	77.84	0.8	(b) (e)	55.05

(a)	Represents awards granted by the Company on February 25, 2016.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $138 million as of March 31, 2016, which is expected to be recognized over a weighted average period of 3.1 years.

(c)	Approximately 1.7 million RSUs outstanding as of March 31, 2016 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $38 million as of March 31, 2016, which is expected to be recognized over a weighted average period of 2.2 years.

(e)
Approximately 0.5 million SSARs are exercisable as of March 31, 2016. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2016 had an intrinsic value of $19 million and have a weighted average remaining contractual life of 2.8 years.

On February 25, 2016, the Company granted incentive equity awards totaling $63 million to key employees and senior officers of Wyndham in the form of RSUs and SSARs. These awards will vest ratably over a period of four years. In addition, on February 25, 2016, the Company approved a grant of incentive equity awards totaling $17 million to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The fair value of SSARs granted by the Company on February 25, 2016 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

SSARs Issued on
February 25, 2016
Grant date fair value	$13.70
Grant date strike price	$71.65
Expected volatility	27.81%
Expected life	5.2 years
Risk free interest rate	1.33%
Projected dividend yield	2.79%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $14 million and $15 million during the three months ended March 31, 2016 and 2015, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. During the three months ended March 31, 2016, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $6 million due to the vesting of RSUs and PSUs, as well as the exercise of SSARs. As of March 31, 2016, the Company’s APIC Pool balance was $135 million.

The Company paid $30 million and $41 million of taxes for the net share settlement of incentive equity awards during the three months ended March 31, 2016 and 2015, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended March 31,
	2016			2015
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$295	(b)	$84	$292	(d)	$76
Destination Network	385	(c)	81	369		105
Vacation Ownership	641		136	617		130
Total Reportable Segments	1,321		301	1,278		311
Corporate and Other (a)	(18)		(34)	(16)		(34)
Total Company	$1,303		$267	$1,262		$277

Reconciliation of EBITDA to Net income

			Three Months Ended March 31,
			2016			2015
EBITDA			$267			$277
Depreciation and amortization			62			56
Interest expense			33			26
Early extinguishment of debt			11			—
Interest income			(2)			(3)
Income before income taxes			163			198
Provision for income taxes			67			76
Net income			$96			$122

(a)	Includes the elimination of transactions between segments.

(b)
Includes $16 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $13 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $2 million of other fees primarily associated with the Wyndham Rewards program and (iii) $1 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)
Includes $2 million of intercompany segment revenues in the Company’s Destination Network segment comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $16 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $12 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $2 million of other fees primarily associated with the Wyndham Rewards program and (iii) $2 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

14.	Restructuring and Other Charge
2015 Restructuring Plans

During 2015, the Company recorded $8 million of restructuring charges resulting from a realignment of brand services and call center operations within its hotel group business, a rationalization of international operations within its destination network business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. The Company subsequently reversed $2 million of previously recorded personnel-related costs and reduced its liability with $2 million of cash payments. During the three months ended March 31, 2016, the Company reduced its liability with $1 million of cash payments. The remaining liability of $2 million as of March 31, 2016, all of which is comprised of personnel-related costs, is expected to be paid in cash by the end of 2016.

The Company has additional restructuring plans which were implemented prior to 2015. The remaining liability of $2 million as of March 31, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of		Liability as of
	December 31, 2015	Cash Payments	March 31, 2016
Personnel-related	$3	$(1)	$2
Facility-related	2	—	2
	$5	$(1)	$4

Other Charge

During the three months ended March 31, 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $34 million as of both March 31, 2016 and December 31, 2015. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2016, the letter of credit was $53 million.

As of March 31, 2016, the $34 million of Separation related liabilities is comprised of $30 million for tax liabilities, $1 million for liabilities of previously sold businesses of Cendant, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of March 31, 2016, $19 million is recorded in accrued expenses and other current liabilities and $15 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both March 31, 2016 and December 31, 2015, which is included within other current assets on the Consolidated Balance Sheets.

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

•
Destination Network—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”) and manages and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments and corporate and other based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Consolidated Statements of Income. We believe that EBITDA is a useful measure of performance for our industry segments and, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2016 and 2015. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2016	2015	% Change
Hotel Group (a)
Number of rooms (b)	679,100	667,400	1.8
RevPAR (c)	$31.59	$32.84	(3.8)
Destination Network
Average number of members (in 000s) (d)	3,841	3,822	0.5
Exchange revenue per member (e)	$189.78	$194.06	(2.2)
Vacation rental transactions (in 000s) (a) (f)	500	459	8.9
Average net price per vacation rental (a) (g)	$366.08	$361.20	1.4
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$428,000	$390,000	9.7
Tours (in 000s) (j)	179	168	6.5
Volume Per Guest (“VPG”) (k)	$2,244	$2,177	3.1

(a)	Includes the impact from acquisitions from the acquisition dates forward. Therefore, such operating statistics for 2016 are not presented on a comparable basis to the 2015 operating statistics.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended March 31(in millions):

	2016	2015
Gross VOI sales	$428	$390
Less: WAAM Fee-for-Service sales (*)	(23)	(21)
Gross VOI sales, net of WAAM Fee-for-Service sales	405	369
Less: Loan loss provision	(63)	(46)
Plus: Impact of POC accounting	—	13
Vacation ownership interest sales	$342	$336

(*)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $17 million and $12 million for the three months ended March 31, 2016 and 2015, respectively.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $25 million and $24 million during the three months ended March 31, 2016 and 2015, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2016 VS. THREE MONTHS ENDED MARCH 31, 2015
Our consolidated results are as follows:

	Three Months Ended March 31,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$1,303	$1,262	$41
Expenses	1,108	1,046	(62)
Operating income	195	216	(21)
Other income, net	(10)	(5)	5
Interest expense	33	26	(7)
Early extinguishment of debt	11	—	(11)
Interest (income)/expense, net	(2)	(3)	(1)
Income before income taxes	163	198	(35)
Provision for income taxes	67	76	9
Net income	$96	$122	$(26)

Net revenues increased $41 million (3.2%) for the three months ended March 31, 2016 compared with the same period last year primarily from:

•	$28 million of higher revenues at our vacation ownership business primarily resulting from higher property management revenues and net VOI sales;

•	$17 million of higher revenues at our destination network business primarily from stronger volume and yield on rental transactions; and

•
$16 million of incremental revenues (inclusive of $8 million at our hotel group related to reimbursable fees, which have no impact on EBITDA) resulting from acquisitions during 2015 at our hotel group and destination network businesses.

Such increases were partially offset by a $5 million reduction of revenues at our hotel group business primarily from the absence of $9 million of global conference fees during 2015 and a $15 million unfavorable impact from foreign currency.

Expenses increased $62 million (5.9%) for the three months ended March 31, 2016 compared with the same period last year primarily from:

•	$27 million of higher expenses from operations primarily related to the revenue increases;

•	a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate;

•	$14 million of incremental expenses related to acquisitions at our hotel group and destination network businesses; and

•	a $6 million increase in depreciation and amortization resulting from the impact of property and equipment additions made during 2015.

Such increases were partially offset by a $9 million favorable impact on expenses from foreign currency.

Other income, net increased $5 million for the three months ended March 31, 2016 compared with the same period last year primarily from settlements of business interruption claims received principally at our vacation ownership business.

Interest expense increased $7 million for the three months ended March 31, 2016 compared with the same period last year primarily due to a higher average effective interest rate resulting from the termination of interest rate swaps during the second quarter of 2015 and the impact of the 5.10% senior unsecured notes issued in September 2015.

During the three months ended March 31, 2016, we incurred $11 million of expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rate increased from 38.4% during the three months ended March 31, 2015 to 41.1% during the three months ended March 31, 2016 primarily due to the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss of $24 million incurred during the first quarter of 2016, partially offset by activity related to unrecognized tax benefits.

As a result of these items, net income decreased $26 million (21.3%) as compared with first quarter of 2015.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2016 compared to March 31, 2015:

	Net Revenues			EBITDA
	2016	2015	% Change	2016		2015		% Change
Hotel Group	$295	$292	1.0	$84		$76	(e)	10.5
Destination Network	385	369	4.3	81	(b)	105	(f)	(22.9)
Vacation Ownership	641	617	3.9	136		130		4.6
Total Reportable Segments	1,321	1,278	3.4	301		311		(3.2)
Corporate and Other (a)	(18)	(16)	(12.5)	(34)	(c)	(34)	(c)	—
Total Company	$1,303	$1,262	3.2	$267		$277		(3.6)

Reconciliation of EBITDA to Net income

				2016		2015
EBITDA				$267		$277
Depreciation and amortization				62		56
Interest expense				33		26
Early extinguishment of debt				11	(d)	—
Interest income				(2)		(3)
Income before income taxes				163		198
Provision for income taxes				67		76
Net income				$96		$122

(a)	Includes the elimination of transactions between segments.

(b)	Includes a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela.

(c)	Includes $34 million of corporate costs during both the three months ended March 31, 2016 and 2015.

(d)	Represents costs incurred for the early repurchase of our 6.00% senior unsecured notes.

(e)	Includes $3 million of costs incurred in connection with the Dolce Hotels and Resorts (“Dolce”) acquisition.

(f)	Includes a $1 million reversal of a portion of the restructuring reserve established during the fourth quarter of 2014.

Hotel Group
Net revenues increased $3 million (1.0%) and EBITDA increased $8 million (10.5%) during the three months ended March 31, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted both revenues and EBITDA by $1 million.

Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) was flat compared to the prior year. Royalty and marketing revenues were favorably impacted by $1 million of incremental revenues from the Dolce acquisition and unfavorably impacted by $1 million from foreign currency translation. Excluding foreign currency and Dolce, a 1.8% decrease in global RevPAR was offset by a 1.8% increase in global system size. Domestic RevPAR (excluding Dolce) was flat resulting from a 2.6% increase in ADR offset by a 3.0% decrease in occupancy. International RevPAR (excluding Dolce) decreased by 10.4% principally due to unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China.

Hotel management reimbursable revenues increased $7 million primarily resulting from $8 million of incremental revenues from the Dolce acquisition. Such increases in revenues had no impact on EBITDA. Revenues were also unfavorably impacted by the absence of $9 million of fees charged for our global conference during 2015 which were fully offset by conference expenses.

Revenues and EBITDA both increased $2 million from our owned hotels compared to the prior year. The increases were primarily the result of higher RevPAR and favorable food and beverage sales.

Revenues and EBITDA from other franchise fees increased $1 million. Ancillary services contributed an additional $2 million of revenues and EBITDA primarily from growth in our co-branded credit card program.

EBITDA was also favorably impacted by the absence of $3 million of Dolce integration and deal costs incurred during 2015.

As of March 31, 2016, we had approximately 7,830 properties and approximately 679,100 rooms in our system. Additionally, our hotel development pipeline included approximately 1,020 hotels and over 124,100 rooms, of which 61% were international and 65% were new construction.

Destination Network
Net revenues increased $16 million (4.3%) and EBITDA decreased $24 million (22.9%) during the three months ended March 31, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $10 million and $3 million, respectively. EBITDA also reflected a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands contributed $7 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $2 million of incremental EBITDA during the first quarter of 2016.

Net revenues generated from rental transactions and related services increased $17 million. Excluding $6 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $5 million, net revenues generated from rental transactions and related services increased $16 million principally due to a 7.0% increase in rental transaction volume and a 2.3% increase in average net price per vacation rental. The increase in volume was driven by growth across our Denmark-based Novasol brand, our Netherlands-based Landal GreenParks brand and our U.K. cottage and parks brands. The increase in average net price per vacation rental was driven by higher average fees at our Landal brand.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $3 million. Excluding an unfavorable foreign currency translation impact of $5 million, exchange and related service revenues increased $2 million primarily due to a 0.5% increase in the average number of members principally resulting from new member growth in North America and Latin America and a 0.3% increase in exchange revenue per member resulting from increased pricing for exchange and other related fees, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact.

In addition, EBITDA was unfavorably impacted by:

•	$12 million of higher costs resulting from revenue increases across our vacation rentals brands; and

•	the absence of a $4 million benefit from a reserve reversal for value-added taxes resulting from a favorable ruling during the first quarter of 2015.

EBITDA also included $3 million of business disruption claims received during both 2016 and 2015 related to the Gulf of Mexico oil spill in 2010.

Vacation Ownership
Net revenues and EBITDA increased $24 million (3.9%) and $6 million (4.6%), respectively, during the three months ended March 31, 2016 compared with the same period of 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $4 million and $1 million, respectively.

Net VOI revenues increased $6 million compared to the same period last year. Excluding foreign currency translation, net VOI revenues increased $9 million primarily due to $39 million of higher gross VOI sales (excluding WAAM Fee-for-service sales) partially offset by (i) a $17 million increase in our provision for loan losses principally attributable to a new effort by third-parties to encourage customers to default on their timeshare loans as well as higher VOI sales and (ii) the absence of $13 million of VOI revenues recognized under percentage-of-completion accounting during the same period of 2015.

Gross VOI sales (including WAAM Fee-for-service sales) increased $38 million (9.7%) or $41 million (10.5%) excluding foreign currency translation compared to the same period last year. Such increase was due to (i) a 3.1% increase in VPG principally attributable to higher average transaction sizes and improved close rates and (ii) a 6.5% increase in tours resulting from our continued focus on targeting new owner generation.

Commission revenues and EBITDA generated from WAAM Fee-for-Service increased $5 million and $3 million, respectively, compared to the prior year, primarily resulting from an increase in WAAM Fee-for-service VOI sales and higher commission rates earned on such sales.

Consumer financing revenues and EBITDA both increased $3 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $1 million, revenues and EBITDA both increased $4 million due to a higher weighted average interest rate earned on contract receivables and a higher average portfolio balance. EBITDA was also impacted by higher interest expense resulting from an increase in the weighted average interest rate on our securitized debt to 3.6% from 3.5% partially offset by a lower average securitized debt balance. Our net interest income margin increased to 83.6% compared to 82.9% during 2015.

Property management revenues increased by $11 million compared to the prior year primarily as a result of higher reimbursable revenues and management fees. EBITDA increased $5 million primarily due to the increase in management fees.

In addition, EBITDA was unfavorably impacted by:

•	$7 million of higher marketing costs associated with increased tours and higher VOI sales;

•	a $4 million increase in the cost of VOIs sold due to higher VOI sales and increased product costs;

•	$3 million of higher sales and commission expenses primarily due to higher VOI sales; and

•	$3 million of lower EBITDA from ancillary VOI-related activities.

Such decreases in EBITDA were partially offset by $6 million received during 2016 resulting from the settlement of two business interruption insurance claims.

Corporate and Other
Corporate and Other revenues reflect the elimination of $2 million of higher intersegment revenues charged between our business units during the three months ended March 31, 2016 compared to 2015.
Corporate and Other EBITDA remained flat during the three months ended March 31, 2016 compared to the same period during 2015.
RESTRUCTURING PLANS
During 2015, we recorded $8 million of costs associated with restructuring activities focused on a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. In connection with these initiatives, we initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. We subsequently reversed $2 million of previously recorded personnel-related costs and reduced our liability with $2 million of cash payments. During the three months ended March 31, 2016, we reduced our liability with $1 million of cash payments. The remaining liability of $2 million as of March 31, 2016, all of which is comprised of personnel-related costs, is expected to be paid in cash by the end of 2016.

We have additional restructuring plans which were implemented prior to 2015. The remaining liability of $2 million as of March 31, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2016	December 31, 2015	Change
Total assets	$10,165	$9,689	$476
Total liabilities	9,325	8,736	589
Total equity	840	953	(113)

Total assets increased $476 million from December 31, 2015 to March 31, 2016 primarily due to:

•	a $224 million increase in trade receivables, net, primarily due to the seasonality of vacation rental bookings at our destination network business in Europe;

•	$147 million increase in cash and cash equivalents primarily due to the seasonality of vacation rental bookings at our destination network business principally in Europe; and

•
a $71 million increase in other current assets primarily due to (i) increased deferred costs and escrow deposits primarily related to seasonality of advanced bookings received on vacation rental transactions and (ii) restricted cash related to our vacation ownership contract receivables securitizations.

Total liabilities increased $589 million from December 31, 2015 to March 31, 2016 primarily due to:

•	a $240 million increase in accounts payable primarily due to higher homeowner liabilities resulting from the seasonality of vacation rental bookings at our destination network business;

•	a $231 million increase in long term debt; and

•	a $113 million increase in deferred income primarily resulting from seasonality of advanced arrival-based vacation rental bookings at our destination network business.

Total equity decreased $113 million from December 31, 2015 to March 31, 2016 primarily due to $175 million of stock repurchases and $60 million of dividends partially offset by $96 million of net income and $36 million of foreign currency translation adjustments.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of March 31, 2016, we had $1.1 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity under our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of March 31, 2016, we had $343 million of outstanding commercial paper borrowings, all under the U.S. program.

We entered into a five-year $325 million term loan agreement which matures on March 24, 2021. The term loan requires principal payments, payable in equal quarterly installments, of 5% per annum of the original loan balance, commencing with the third anniversary of the loan, and 10% per annum of the original loan balance, commencing with the fourth anniversary of the loan, with the remaining balance payable at maturity.

Our $300 million 2.95% senior unsecured notes, with a carrying value of $299 million, are due in March 2017. Our intent is to refinance such notes on a long-term basis and we have the ability to do so with our revolving credit facility.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2017, has a total capacity of $650 million and available capacity of $529 million as of March 31, 2016.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Cash provided by/(used in)
Operating activities	$261	$253	$8
Investing activities	(90)	(149)	59
Financing activities	(27)	(91)	64
Effects of changes in exchange rates on cash and cash equivalents	3	(16)	19
Net change in cash and cash equivalents	$147	$(3)	$150

Operating Activities

Net cash provided by operating activities increased $8 million compared to the first quarter of 2015. Net income adjusted for non-cash items contributed $31 million to cash from operations. Such increase was partially offset by $23 million of higher cash utilized for working capital (net change in assets and liabilities) primarily resulting from an increase in vacation ownership contract receivable originations from higher VOI sales.

Investing Activities

Net cash used in investing activities decreased by $59 million principally reflecting the absence of $60 million of cash used for acquisitions during 2015.

Financing Activities

Net cash used in financing activities decreased by $64 million, which principally reflects $86 million of higher net borrowings on non-securitized debt, partially offset by $14 million of higher share repurchases.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million during 2016. We anticipate net cash provided by operating activities of $990 million to $1,010 million and net cash used for capital expenditures of $190 million to $210 million during 2016. Net cash provided by operating activities less capital expenditures amounted to $769 million during 2015, which was comprised of net cash provided by operating activities of $991 million less capital expenditures of $222 million. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances, and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the three months ended March 31, 2016, we spent $40 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2016, we anticipate spending $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2016 through 2020 is expected to be approximately $225 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $43 million on capital expenditures during the three months ended March 31, 2016, primarily on information technology enhancement projects throughout the Company and renovations at our owned Rio Mar hotel and chalets at our Landal GreenParks business.

In connection with our focus on optimizing cash flow we are continuing our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as WAAM Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we may purchase finished inventory at a future date as needed or as obligated under the agreement.
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

Under our current stock repurchase program, we repurchased 2.5 million shares at an average price of $69.48 for a cost of $175 million during the three months ended March 31, 2016. From August 20, 2007 through March 31, 2016, we repurchased 81.7 million shares at an average price of $47.55 for a cost of $3.9 billion and repurchase capacity increased $78 million from proceeds received from stock option exercises.

As of March 31, 2016, we have repurchased under our current and prior stock repurchase programs, a total of 107 million shares at an average price of $43.96 for a cost of $4.7 billion since our separation from Cendant (“Separation”).

During the period April 1, 2016 through April 25, 2016, we repurchased an additional 0.6 million shares at an average price of $76.27 for a cost of $45 million. We currently have $1.1 billion of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the three months ended March 31, 2016 and 2015, we paid cash dividends of $0.50 and $0.42 per share ($60 million and $54 million in aggregate), respectively.

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2016, our consolidated interest coverage ratio was 10.2 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2016, our consolidated leverage ratio was 2.4 times. Covenants in the credit facility and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of March 31, 2016, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2016, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of March 31, 2016, we had $529 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of March 31, 2016, we had $343 million of outstanding borrowings and the total available capacity was $907 million under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $471 million outstanding as of March 31, 2016. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of March 31, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $59 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/16 - 3/31/17	4/1/17 - 3/31/18	4/1/18 - 3/31/19	4/1/19 - 3/31/20	4/1/20 - 3/31/21	Thereafter	Total
Securitized debt (a)	$207	$210	$291	$213	$227	$978	$2,126
Long-term debt (b)	344	478	18	74	912	1,480	3,306
Interest on debt (c)	180	166	149	145	123	166	929
Operating leases	90	65	55	44	34	186	474
Purchase commitments (d)	221	131	83	40	30	68	573
Inventory sold subject to conditional repurchase (e)	91	106	101	37	47	58	440
Separation liabilities (f)	19	15	—	—	—	—	34
Total (g) (h)	$1,152	$1,171	$697	$553	$1,373	$2,936	$7,882

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)	Includes $299 million of senior unsecured notes due during March 2017 which we intend to refinance on a long-term basis and have the ability to do so with our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Includes (i) $166 million for information technology activities, (ii) $157 million for marketing related activities, and (iii) $156 million relating to the development of vacation ownership properties, of which $53 million is included within total liabilities on the Consolidated Balance Sheet.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 4 – Inventory for further detail) of which $146 million is included within total liabilities on the Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 15 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes a $36 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(h)
Excludes other guarantees at our hotel group business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Note 10 – Commitments and Contingencies for further details).

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 12, 2016, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2016 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and its effect on our prices, earnings, fair values and cash flows would not be material.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2016, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 10 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended March 31, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1-31, 2016	1,528,300	$67.01	1,528,300	$263,531,489
February 1-29, 2016	318,218	$67.92	318,218	$1,241,918,696
March 1-31, 2016	673,112	$75.81	673,112	$1,190,887,114
Total	2,519,630	$69.48	2,519,630	$1,190,887,114
(*) Includes 90,713 shares purchased for which the trade date occurred during March 2016 while settlement occurred during April 2016.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program seven times, most recently on February 8, 2016 for $1.0 billion, bringing the total authorization under the program to $5.0 billion. Under our current and prior stock repurchase plans, the total authorization is $5.8 billion.
During the period April 1, 2016 through April 25, 2016, we repurchased an additional 0.6 million shares at an average price of $76.27. We currently have $1.1 billion of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The agreement included as an exhibit to this report contains representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in the agreement by disclosures that were made to the other party in connection with the negotiation of the agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws and (iv) were made only as of the date of the agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: April 26, 2016	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 26, 2016	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*
Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents

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