Form 10-Q
period 2016-06-30
WYNDHAM WORLDWIDE CORP
filed 2016-07-27
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
109,874,980 shares of common stock outstanding as of June 30, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of June 30, 2016, and the related consolidated statements of income and, comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the related consolidated statements of cash flows and equity for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended prior to retrospective adjustments for a change in the Company’s method of presentation of debt issuance costs and deferred taxes (not presented herein); and in our report dated February 12, 2016, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2015 consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2015.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 27, 2016

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues
Service and membership fees	$632	$623	$1,266	$1,223
Vacation ownership interest sales	409	417	750	753
Franchise fees	172	178	310	325
Consumer financing	108	105	215	210
Other	82	75	165	150
Net revenues	1,403	1,398	2,706	2,661
Expenses
Operating	622	610	1,236	1,176
Cost of vacation ownership interests	32	47	68	80
Consumer financing interest	19	19	36	36
Marketing and reservation	211	211	403	406
General and administrative	185	182	372	362
Depreciation and amortization	63	58	125	114
Total expenses	1,132	1,127	2,240	2,174
Operating income	271	271	466	487
Other (income)/expense, net	(6)	(3)	(16)	(8)
Interest expense	34	30	68	56
Early extinguishment of debt	—	—	11	—
Interest income	(2)	(2)	(4)	(5)
Income before income taxes	245	246	407	444
Provision for income taxes	89	87	156	162
Net income	$156	$159	$251	$282
Earnings per share
Basic	$1.40	$1.34	$2.25	$2.35
Diluted	1.39	1.33	2.23	2.33

Cash dividends declared per share	$0.50	$0.42	$1.00	$0.84

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$156	$159	$251	$282
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(28)	24	8	(56)
Unrealized gains on cash flow hedges	—	4	1	—
Defined benefit pension plans	—	—	(1)	—
Other comprehensive (loss)/income, net of tax	(28)	28	8	(56)
Comprehensive income	$128	$187	$259	$226

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$478	$171
Trade receivables, net	573	586
Vacation ownership contract receivables, net	267	272
Inventory	286	295
Prepaid expenses	183	153
Other current assets	340	266
Total current assets	2,127	1,743
Long-term vacation ownership contract receivables, net	2,445	2,438
Non-current inventory	1,005	964
Property and equipment, net	1,361	1,399
Goodwill	1,543	1,563
Trademarks, net	723	726
Franchise agreements and other intangibles, net	377	397
Other non-current assets	361	361
Total assets	$9,942	$9,591
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$198	$209
Current portion of long-term debt	46	44
Accounts payable	580	394
Deferred income	577	483
Accrued expenses and other current liabilities	787	827
Total current liabilities	2,188	1,957
Long-term securitized vacation ownership debt	1,834	1,897
Long-term debt	3,328	3,031
Deferred income taxes	1,195	1,154
Deferred income	204	198
Other non-current liabilities	412	401
Total liabilities	9,161	8,638
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 218,158,921 shares in 2016 and 217,534,615 shares in 2015	2	2
Treasury stock, at cost – 108,358,821 shares in 2016 and 103,730,568 shares in 2015	(4,818)	(4,493)
Additional paid-in capital	3,934	3,923
Retained earnings	1,726	1,592
Accumulated other comprehensive loss	(66)	(74)
Total stockholders’ equity	778	950
Noncontrolling interest	3	3
Total equity	781	953
Total liabilities and equity	$9,942	$9,591

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income	$251	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	114
Provision for loan losses	153	106
Deferred income taxes	67	15
Stock-based compensation	36	29
Excess tax benefits from stock-based compensation	(8)	(17)
Loss on early extinguishment of debt	11	—
Non-cash interest	11	11
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	14	12
Vacation ownership contract receivables	(150)	(97)
Inventory	(15)	1
Prepaid expenses	(33)	(27)
Other current assets	(20)	(14)
Accounts payable, accrued expenses and other current liabilities	169	219
Deferred income	99	82
Other, net	(4)	21
Net cash provided by operating activities	706	737
Investing Activities
Property and equipment additions	(90)	(112)
Net assets acquired, net of cash acquired	—	(89)
Payments of development advance notes	(3)	(5)
Proceeds from development advance notes	—	6
Equity investments and loans	(7)	(8)
Proceeds from asset sales	1	21
Increase in escrow deposit restricted cash	(41)	(46)
Net cash used in investing activities	(140)	(233)
Financing Activities
Proceeds from securitized borrowings	878	700
Principal payments on securitized borrowings	(954)	(771)
Proceeds from long-term debt	50	56
Principal payments on long-term debt	(67)	(80)
Proceeds from commercial paper, net	299	288
Proceeds from term loan	325	—
Repurchases of notes	(327)	—
Proceeds from vacation ownership inventory arrangements	20	—
Repayments of vacation ownership inventory arrangements	(5)	—
Dividends to shareholders	(115)	(104)
Repurchase of common stock	(320)	(323)
Excess tax benefits from stock-based compensation	8	17
Debt issuance costs	(8)	(10)
Net share settlement of incentive equity awards	(34)	(41)
Other, net	(1)	(1)
Net cash used in financing activities	(251)	(269)
Effect of changes in exchange rates on cash and cash equivalents	(8)	(8)
Net increase in cash and cash equivalents	307	227
Cash and cash equivalents, beginning of period	171	183
Cash and cash equivalents, end of period	$478	$410

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	251	—	—	251
Other comprehensive income	—	—	—	—	—	8	—	8
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(34)	—	—	—	(34)
Change in deferred compensation	—	—	—	36	—	—	—	36
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(5)	—	(325)	—	—	—	—	(325)
Change in excess tax benefit on equity awards	—	—	—	8	—	—	—	8
Dividends	—	—	—	—	(117)	—	—	(117)
Balance as of June 30, 2016	110	$2	$(4,818)	$3,934	$1,726	$(66)	$3	$781

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	282	—	—	282
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(41)	—	—	—	(41)
Change in deferred compensation	—	—	—	29	—	—	—	29
Repurchase of common stock	(4)	—	(315)	—	—	—	—	(315)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(104)	—	—	(104)
Other	—	—	—	(1)	—	—	1	—
Balance as of June 30, 2015	118	$2	$(4,158)	$3,893	$1,361	$(32)	$3	$1,069

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2015 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 12, 2016.

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
Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
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

Financial Instruments - Credit Losses. In June 2016, the FASB issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements
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
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB further clarified its issued guidance by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangements. This guidance required retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2016, as required. Refer to the table below for the retrospective effect on the December 31, 2015 Consolidated Balance Sheet.
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
Income Taxes. In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires deferred tax assets and liabilities to be classified as non-current in the Consolidated Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. This guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted the guidance on a retrospective basis on June 30, 2016. Refer to the table below for the retrospective effect on the December 31, 2015 Consolidated Balance Sheet.

The table below summarizes the changes to the Company’s December 31, 2015 Consolidated Balance Sheet as a result of the adoption of the following Accounting Standards Updates:

	December 31, 2015

	Previously Reported Balance	Simplifying the Presentation of Debt Issuance Costs	Balance Sheet Classification of Deferred Taxes	Adjusted Balance
Assets
Current assets:
Deferred income taxes	$126	$—	$(126)	$—
Total current assets	1,869	—	(126)	1,743
Other non-current assets	360	(27)	28	361
Total assets	9,716	(27)	(98)	9,591

Liabilities and Equity
Long-term securitized vacation ownership debt	$1,921	$(24)	$—	$1,897
Long-term debt	3,034	(3)	—	3,031
Deferred income taxes	1,252	—	(98)	1,154
Total liabilities	8,763	(27)	(98)	8,638
Total liabilities and equity	9,716	(27)	(98)	9,591

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$156	$159	$251	$282
Basic weighted average shares outstanding	111	119	112	120
SSARs (a), RSUs (b) and PSUs (c)	1	1	1	1
Diluted weighted average shares outstanding	112	120	113	121
Earnings per share:
Basic	$1.40	$1.34	$2.25	$2.35
Diluted	1.39	1.33	2.23	2.33
Dividends:
Aggregate dividends paid to shareholders	$55	$50	$115	$104

(a)	Excludes stock-settled appreciation rights (“SSARs”) that would have been anti-dilutive to EPS.

(b)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(c)	Excludes 0.6 million performance vested restricted stock units (“PSUs”) for both the three and six months ended June 30, 2016 and 2015, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2015	79.2	$3,712	$46.85
For the six months ended June 30, 2016	4.6	325	70.20
As of June 30, 2016	83.8	$4,037	48.14

The Company had $1.0 billion of remaining availability under its program as of June 30, 2016. The total capacity of the program was increased by proceeds received from stock option exercises.

3.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30, 2016	December 31, 2015
Current vacation ownership contract receivables:
Securitized	$239	$248
Non-securitized	84	81
Current vacation ownership receivables, gross	323	329
Less: Allowance for loan losses	56	57
Current vacation ownership contract receivables, net	$267	$272
Long-term vacation ownership contract receivables:
Securitized	$2,176	$2,214
Non-securitized	799	748
Long-term vacation ownership receivables, gross	2,975	2,962
Less: Allowance for loan losses	530	524
Long-term vacation ownership contract receivables, net	$2,445	$2,438

During the three and six months ended June 30, 2016, the Company’s securitized vacation ownership contract receivables generated interest income of $81 million and $164 million, respectively. During the three and six months ended June 30, 2015, such amounts were $82 million and $165 million, respectively. Such interest income is included within consumer financing on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the six months ended June 30, 2016 and 2015, the Company originated vacation ownership contract receivables of $556 million and $506 million, respectively, and received principal collections of $406 million and $409 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.8% as of both June 30, 2016 and December 31, 2015.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	153
Contract receivables write-offs, net	(148)
Allowance for loan losses as of June 30, 2016	$586

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	106
Contract receivables write-offs, net	(122)
Allowance for loan losses as of June 30, 2015	$565
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $90 million and $153 million as a reduction of net revenues during the three and six months ended June 30, 2016, respectively, and $60 million and $106 million for the three and six months ended June 30, 2015, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,657	$1,007	$162	$114	$236	$3,176
31 - 60 days	12	23	15	5	2	57
61 - 90 days	8	13	11	3	1	36
91 - 120 days	6	10	9	3	1	29
Total	$1,683	$1,053	$197	$125	$240	$3,298

	As of December 31, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,623	$1,023	$163	$115	$231	$3,155
31 - 60 days	16	25	17	5	2	65
61 - 90 days	10	14	11	3	1	39
91 - 120 days	7	11	11	2	1	32
Total	$1,656	$1,073	$202	$125	$235	$3,291
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

4.	Inventory
Inventory consisted of:

	June 30, 2016	December 31, 2015
Land held for VOI development	$143	$136
VOI construction in process	57	62
Inventory sold subject to conditional repurchase	153	155
Completed VOI inventory	636	604
Estimated recoveries	243	242
Destination network vacation credits and other	59	60
Total inventory	1,291	1,259
Less: Current portion (*)	286	295
Non-current inventory	$1,005	$964

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the six months ended June 30, 2016 and 2015, the Company transferred $26 million and $58 million, respectively, from property and equipment to VOI inventory. In addition to the inventory obligations listed below, as of June 30, 2016, the Company had $14 million of inventory accruals of which $4 million was included in accrued expenses and other current liabilities and $10 million was included in accounts payable on the Consolidated Balance Sheet. As of December 31, 2015, the Company had $27 million of inventory accruals of which $20 million was included in accrued expenses and other current liabilities and $7 million was included in accounts payable on the Consolidated Balance Sheet.

Inventory Sale Transactions
During 2015, the Company sold real property located in St. Thomas, U.S. Virgin Islands (“St. Thomas”) to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $80 million cash consideration of which, $70 million was received in 2015 and $10 million was received in 2016. In addition, during the second quarter of 2016, the Company received $10 million of cash consideration from the third-party developer for vacation ownership inventory property under development in St. Thomas. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

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

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $32 million as of both June 30, 2016 and December 31, 2015, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Consolidated Balance Sheets.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $163 million as of June 30, 2016, of which $52 million were included within accrued expenses and other current liabilities and $111 million were included within other non-current liabilities on the Consolidated Balance Sheet. During the six months ended June 30, 2016, the Company paid $13 million to the third-party developer, of which $6 million was for vacation ownership inventory located in Las Vegas, Nevada, $5 million was for its obligation under the vacation ownership inventory arrangements and $2 million was accrued interest. In connection with these transactions, the Company acquired $7 million of inventory developed by third-party developer during the second quarter of 2016 which will be paid in the third quarter of 2016. As of December 31, 2015, the Company had an outstanding obligation related to the Las Vegas, Nevada and St. Thomas properties of $157 million, of which $33 million was included within accrued expenses and other current liabilities and $124 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $278 million as of June 30, 2016.

5.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2016	December 31, 2015
Securitized vacation ownership debt: (a)
Term notes (b)	$1,717	$1,867
Bank conduit facility (due August 2017)	315	239
Total securitized vacation ownership debt	2,032	2,106
Less: Current portion of securitized vacation ownership debt	198	209
Long-term securitized vacation ownership debt	$1,834	$1,897
Long-term debt: (c)
Revolving credit facility (due July 2020)	$16	$7
Commercial paper	408	109
Term loan (due March 2021)	323	—
$315 million 6.00% senior unsecured notes (due December 2016) (d)	—	316
$300 million 2.95% senior unsecured notes (due March 2017)	300	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	449	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (e)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (f)	407	408
$350 million 5.10% senior unsecured notes (due October 2025) (g)	338	337
Capital leases	152	153
Other	32	49
Total long-term debt	3,374	3,075
Less: Current portion of long-term debt	46	44
Long-term debt	$3,328	$3,031

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,526 million and $2,576 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of June 30, 2016 and December 31, 2015, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $22 million and $24 million as of June 30, 2016 and December 31, 2015, respectively.

(c)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $12 million and $14 million as of June 30, 2016 and December 31, 2015, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $4 million and $3 million as of June 30, 2016 and December 31, 2015, respectively.

(d)	Includes $1 million of unamortized gains from the settlement of a derivative as of December 31, 2015.

(e)	Includes $2 million of unamortized gains from the settlement of a derivative as of both June 30, 2016 and December 31, 2015.

(f)	Includes $10 million and $11 million of unamortized gains from the settlement of a derivative as of June 30, 2016 and December 31, 2015, respectively.

(g)	Includes $9 million and $10 million of unamortized losses from the settlement of a derivative as of June 30, 2016 and December 31, 2015, respectively.

Long-Term Debt
The $300 million 2.95% senior unsecured notes due in March 2017 are classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with its available capacity under the Company’s revolving credit facility.

Debt Issuances
Sierra Timeshare 2016-1 Receivables Funding, LLC. During March 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-1 Receivables Funding, LLC, with an initial principal amount of $425 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.20%. The advance rate for this transaction was 88.85%. As of June 30, 2016, the Company had outstanding borrowings under these term notes of $361 million, net of debt issuance costs.

Term Loan. During March 2016, the Company entered into a five-year $325 million term loan agreement which matures on March 24, 2021. The term loan currently bears interest at LIBOR plus a spread. As of June 30, 2016, the term loan had a weighted average interest rate of 1.95%. The term loan can be paid at the Company’s option in whole or part at any time prior to maturity. The interest on the term loan will be subject to adjustments from time to time if there are downgrades to the Company’s credit ratings. The term loan requires principal payments, payable in equal quarterly installments, of 5% per annum of the original loan balance, commencing with the third anniversary of the loan, and 10% per annum of the original loan balance commencing with the fourth anniversary of the loan, with the remaining balance payable at maturity.

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of June 30, 2016, the Company had outstanding borrowings of $408 million at a weighted average interest rate of 1.12%, all of which were under its U.S. commercial paper program. As of December 31, 2015, the Company had outstanding borrowings of $109 million at a weighted average interest rate of 1.07%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During 2013, the Company entered into fixed to variable interest rate swap agreements (the “Swaps”) on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. The Company had $12 million and $13 million of deferred gains as of June 30, 2016 and December 31, 2015, respectively. Such gains were included within long-term debt on the Consolidated Balance Sheets. Such gains will be recognized within interest expense on the Consolidated Statements of Income over the remaining life of the senior unsecured notes.

Deferred Financing Costs
The Company adopted the guidance on the presentation of debt issuance costs on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to its December 31, 2015 Consolidated Balance Sheet. In addition, the Company has elected to continue to classify debt issuance costs related to the revolving credit facility and the bank conduit facility within other non-current assets on the Consolidated Balance Sheet. See Note 1 - Basis of Presentation for additional information regarding the adoption of the new guidance.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2016 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$198	$346	(*)	$544
Between 1 and 2 years	251	478		729
Between 2 and 3 years	391	22		413
Between 3 and 4 years	189	77		266
Between 4 and 5 years	202	975		1,177
Thereafter	801	1,476		2,277
	$2,032	$3,374		$5,406

(*)
Includes $300 million of senior unsecured notes that the Company classified as long-term debt as it has the intent to refinance such debt on a long-term basis and the ability to do so with its available capacity under the Company’s revolving credit facility.

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2016, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	315	16
Letters of credit	—	1
Commercial paper borrowings	—	408	(b)
Available Capacity	$335	$1,075

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Early Extinguishment of Debt
During the first quarter of 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during the six months ended June 30, 2016, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense
During the three and six months ended June 30, 2016, the Company incurred non-securitized interest expense of $34 million and $68 million, respectively, which primarily consisted of $36 million and $71 million of interest on long-term debt, partially offset by $2 million and $3 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $70 million during the six months ended June 30, 2016.

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

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and six months ended June 30, 2016 and 2015 was $19 million and $36 million, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $25 million and $28 million during the six months ended June 30, 2016 and 2015, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2016	December 31, 2015
Securitized contract receivables, gross (a)	$2,415	$2,462
Securitized restricted cash (b)	91	92
Interest receivables on securitized contract receivables (c)	19	20
Other assets (d)	3	5
Total SPE assets	2,528	2,579
Securitized term notes (e) (f)	1,717	1,867
Securitized conduit facilities (e)	315	239
Other liabilities (g)	1	2
Total SPE liabilities	2,033	2,108
SPE assets in excess of SPE liabilities	$495	$471

(a)
Included in current ($239 million and $248 million as of June 30, 2016 and December 31, 2015, respectively) and non-current ($2,176 million and $2,214 million as of June 30, 2016 and December 31, 2015, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($75 million and $73 million as of June 30, 2016 and December 31, 2015, respectively) and other non-current assets ($16 million and $19 million as of June 30, 2016 and December 31, 2015, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)
Included in current ($198 million and $209 million as of June 30, 2016 and December 31, 2015, respectively) and long-term ($1,834 million and $1,897 million as of June 30, 2016 and December 31, 2015, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $22 million and $24 million as of June 30, 2016 and December 31, 2015, respectively, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $883 million and $829 million as of June 30, 2016 and December 31, 2015, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30, 2016	December 31, 2015
SPE assets in excess of SPE liabilities	$495	$471
Non-securitized contract receivables	883	829
Less: Allowance for loan losses	586	581
Total, net	$792	$719

In addition to restricted cash related to securitizations, the Company had $100 million and $59 million of restricted cash related to escrow deposits as of June 30, 2016 and December 31, 2015, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

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

The assets and liabilities of the SPE are as follows:

	June 30, 2016	December 31, 2015
Receivable for leased property and equipment (a)	$30	$47
Total SPE assets	30	47
Accrued expenses and other current liabilities	1	1
Long-term debt (b)	30	46
Total SPE liabilities	31	47
SPE deficit	$(1)	$—

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Consolidated Balance Sheets.

(b)
As of June 30, 2016, included $27 million relating to a mortgage note due in 2017 and $3 million of mandatorily redeemable equity both of which are included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2015, included $42 million relating to a mortgage note due in 2017 and $4 million of mandatorily redeemable equity; $29 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During the six months ended June 30, 2016 and 2015, the SPE conveyed $15 million and $10 million, respectively, of property and equipment to the Company.

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

As of June 30, 2016, the Company had foreign exchange contracts resulting in $6 million of assets which are included within other current assets and $7 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. As of December 31, 2015, the Company had foreign exchange contracts resulting in $2 million of assets which are included within other current assets and $3 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus is equal to the carrying value.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,712	$3,289	$2,710	$3,272
Debt
Total debt	5,406	5,523	5,181	5,234

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

8.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian dollar and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in $6 million of losses during the three months ended June 30, 2016 and $6 million of gains during the three months ended June 30, 2015. The freestanding foreign currency contracts resulted in losses of $10 million and $6 million during the six months ended June 30, 2016 and 2015, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for both the three and six months ended June 30, 2016 and 2015 were not material.

9.	Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2012. In addition, with few exceptions, the Company is no longer subject to state and local or foreign income tax examinations for years prior to 2008.

The Company’s effective tax rate increased from 35.4% during the three months ended June 30, 2015 to 36.3% during the three months ended June 30, 2016 primarily due to a federal tax incentive recorded during the second quarter of 2015, which related to multiple years.

The Company’s effective tax rate increased from 36.5% during the six months ended June 30, 2015 to 38.3% during the six months ended June 30, 2016 primarily due to the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss of $24 million incurred during the first quarter of 2016.

The Company made cash income tax payments, net of refunds, of $65 million and $125 million during the six months ended June 30, 2016 and 2015, respectively.

Deferred Taxes

The Company adopted the guidance on the balance sheet classification of deferred taxes on June 30, 2016. As a result, the Company retrospectively applied the guidance to its December 31, 2015 Consolidated Balance Sheet. See Note 1 - Basis of Presentation for additional information regarding the adoption of the new guidance.

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

The Company believes that it has adequately accrued for such matters with reserves of $31 million and $29 million as of June 30, 2016 and December 31, 2015, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $71 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Hotel Group
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of the Company’s existing guarantees range from 8 to 10 years and provide for early termination provisions under certain circumstances. As of June 30, 2016, the maximum potential amount of future payments that may be made under these guarantees was $126 million with a combined annual cap of $45 million. These guarantees have a remaining weighted average life of approximately 7 years. As of June 30, 2016, the Company also had a conditional guarantee with a hotel that will become effective if all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million.

In connection with such performance guarantees, as of June 30, 2016, the Company maintained a liability of $23 million, of which $18 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of June 30, 2016, the Company also had a corresponding $33 million asset related to these guarantees, of which $29 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company maintained a liability of $25 million, of which $24 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2015, the Company also had a corresponding $35 million asset related to the guarantees, of which $31 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. For the three and six months ended June 30, 2016, and 2015, the amortization expense for the performance guarantees noted above was $1 million and $2 million, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $37 million as of June 30, 2016, of which $3 million was included in other current assets and $34 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company had a receivable of $32 million, of which $1 million was included in other current assets and $31 million was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments made to date which are subject to recapture and which the Company believes will be recoverable from future operating performance.

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

11.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	(Losses)/Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$(139)	$—	$(9)	$(148)
Period change	(18)	1	(1)	(18)
Balance, June 30, 2016	$(157)	$1	$(10)	$(166)

Tax
Balance, December 31, 2015	$70	$1	$3	$74
Period change	26	—	—	26
Balance, June 30, 2016	$96	$1	$3	$100

Net of Tax
Balance, December 31, 2015	$(69)	$1	$(6)	$(74)
Period change	8	1	(1)	8
Balance, June 30, 2016	$(61)	$2	$(7)	$(66)

	Foreign	Unrealized	Defined
	Currency	(Losses)/Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$(13)	$(8)	$(12)	$(33)
Period change	(56)	1	—	(55)
Balance, June 30, 2015	$(69)	$(7)	$(12)	$(88)

Tax
Balance, December 31, 2014	$50	$4	$3	$57
Period change	—	(1)	—	(1)
Balance, June 30, 2015	$50	$3	$3	$56

Net of Tax
Balance, December 31, 2014	$37	$(4)	$(9)	$24
Period change	(56)	—	—	(56)
Balance, June 30, 2015	$(19)	$(4)	$(9)	$(32)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

12.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2016, 15.7 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2016 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2015	1.6		$73.75	0.6		$73.60	0.8		$46.45
Granted (a)	0.9		71.72	0.2		71.65	0.1		71.65
Vested / exercised	(0.7)		72.82	(0.2)		72.84	(0.3)		27.84
Balance as of June 30, 2016	1.8	(b) (c)	75.85	0.6	(d)	77.84	0.6	(b) (e)	61.52

(a)	Primarily represents awards granted by the Company on February 25, 2016.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $123 million as of June 30, 2016, which is expected to be recognized over a weighted average period of 2.9 years.

(c)	Approximately 1.7 million RSUs outstanding as of June 30, 2016 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $29 million as of June 30, 2016, which is expected to be recognized over a weighted average period of 2.1 years.

(e)
Approximately 0.4 million SSARs are exercisable as of June 30, 2016. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2016 had an intrinsic value of $9 million and have a weighted average remaining contractual life of 3.3 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $22 million and $36 million during the three and six months ended June 30, 2016, respectively, and $14 million and $29 million during the three and six months ended June 30, 2015, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. During the six months ended June 30, 2016, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $8 million due to the vesting of RSUs and PSUs, as well as the exercise of SSARs. As of June 30, 2016, the Company’s APIC Pool balance was $137 million.

The Company paid $34 million and $41 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2016 and 2015, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended June 30,
	2016			2015
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$334	(b)	$101	$334	(d)	$96
Destination Network	384	(c)	85	383		84
Vacation Ownership	705		187	699		182
Total Reportable Segments	1,423		373	1,416		362
Corporate and Other (a)	(20)		(33)	(18)		(30)
Total Company	$1,403		$340	$1,398		$332

Reconciliation of EBITDA to Net income

			Three Months Ended June 30,
			2016			2015
EBITDA			$340			$332
Depreciation and amortization			63			58
Interest expense			34			30
Interest income			(2)			(2)
Income before income taxes			245			246
Provision for income taxes			89			87
Net income			$156			$159

(a)	Includes the elimination of transactions between segments.

(b)
Includes $17 million of intercompany revenues comprised of (i) $15 million of licensing fees for use of the Wyndham trade name, (ii) $1 million of room revenues at a Company owned hotel and (iii) $1 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)	Includes $2 million of intercompany revenues comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $19 million of intercompany revenues comprised of (i) $15 million of licensing fees for use of the Wyndham trade name, (ii) $2 million of room revenues at a Company owned hotel and (iii) $2 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

	Six Months Ended June 30,
	2016			2015
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$629	(b)	$185	$626	(d)	$172
Destination Network	768	(c)	166	752		189
Vacation Ownership	1,345		323	1,316		313
Total Reportable Segments	2,742		674	2,694		674
Corporate and Other (a)	(36)		(67)	(33)		(65)
Total Company	$2,706		$607	$2,661		$609

Reconciliation of EBITDA to Net income

			Six Months Ended June 30,
			2016			2015
EBITDA			$607			$609
Depreciation and amortization			125			114
Interest expense			68			56
Early extinguishment of debt			11			—
Interest income			(4)			(5)
Income before income taxes			407			444
Provision for income taxes			156			162
Net income			$251			$282

(a)	Includes the elimination of transactions between segments.

(b)
Includes $34 million of intercompany revenues comprised of (i) $28 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $4 million of other fees primarily associated with the Wyndham Rewards program and (iii) $2 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)	Includes $4 million of intercompany revenues comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $35 million of intercompany revenues comprised of (i) $27 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $4 million of other fees primarily associated with the Wyndham Rewards program and (iii) $4 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

14.	Restructuring and Other Charge
2015 Restructuring Plans

During 2015, the Company recorded $8 million of restructuring charges resulting from a realignment of brand services and call center operations within its hotel group business, a rationalization of international operations within its destination network business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. The Company subsequently reversed $2 million of previously recorded personnel-related costs and reduced its liability with $2 million of cash payments. During the six months ended June 30, 2016, the Company paid its remaining liability with $3 million of cash payments.

The Company has additional restructuring plans which were implemented prior to 2015. The remaining liability of $2 million as of June 30, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of	Cash	Liability as of
	December 31, 2015	Payments	June 30, 2016
Personnel-related	$3	$(3)	$—
Facility-related	2	—	2
	$5	$(3)	$2

Other Charge

During the six months ended June 30, 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

15.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $34 million as of both June 30, 2016 and December 31, 2015. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2016, the letter of credit was $53 million.

As of June 30, 2016, the $34 million of Separation related liabilities is comprised of $31 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of June 30, 2016, $4 million is recorded in accrued expenses and other current liabilities and $30 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2015, the Company had $34 million of Separation related liabilities of which $19 million was recorded in accrued expenses and other current liabilities and $15 million was recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both June 30, 2016 and December 31, 2015, which is included within other current assets on the Consolidated Balance Sheets.

16.	Subsequent Event
Securitization Term Transaction

On July 20, 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-2 Receivables Funding, LLC, with an initial principal amount of $375 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.42%. The advance rate for this transaction was 90%.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2016 and 2015. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2016	2015	% Change
Hotel Group
Number of rooms (a)	683,300	668,500	2.2
RevPAR (b)	$39.10	$39.82	(1.8)
Destination Network
Average number of members (in 000s) (c)	3,857	3,831	0.7
Exchange revenue per member (d)	$164.61	$167.81	(1.9)
Vacation rental transactions (in 000s) (e) (f)	409	390	4.9
Average net price per vacation rental (e) (g)	$492.83	$513.14	(4.0)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$518,000	$502,000	3.2
Tours (in 000s) (j)	213	206	3.4
Volume Per Guest (“VPG”) (k)	$2,328	$2,353	(1.1)

(a)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

(d)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(e)	Includes the impact from acquisitions from the acquisition dates forward. Therefore, such operating statistics for 2016 are not presented on a comparable basis to the 2015 operating statistics.

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended June 30 (in millions):

	2016	2015
Gross VOI sales	$518	$502
Less: WAAM Fee-for-Service sales (1)	20	26
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	498	477
Less: Loan loss provision	90	60
Vacation ownership interest sales (2)	$409	$417

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $16 million and $19 million for the three months ended June 30, 2016 and 2015, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $22 million and $17 million during the three months ended June 30, 2016 and 2015, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2016 VS. THREE MONTHS ENDED JUNE 30, 2015
Our consolidated results are as follows:

	Three Months Ended June 30,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$1,403	$1,398	$5
Expenses	1,132	1,127	(5)
Operating income	271	271	—
Other (income)/expense, net	(6)	(3)	3
Interest expense	34	30	(4)
Interest income	(2)	(2)	—
Income before income taxes	245	246	(1)
Provision for income taxes	89	87	(2)
Net income	$156	$159	$(3)

Net revenues increased $5 million (0.4%) for the three months ended June 30, 2016 compared with the same period last year primarily from:

•	$8 million of higher revenues at our vacation ownership business primarily resulting from an increase in property management revenues partially offset by lower net VOI sales; and

•	$6 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from acquisitions and an increase in the average number of members.

Such increases were partially offset by a $10 million unfavorable impact from foreign currency.

Expenses increased $5 million (0.4%) for the three months ended June 30, 2016 compared with the same period last year primarily from:

•	$5 million of higher expenses from operations primarily related to the revenue increases;

•	a $5 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months; and

•	$3 million of incremental expenses related to acquisitions at our destination network business.

Such increases were partially offset by an $8 million favorable impact on expenses from foreign currency.

Other income, net increased $3 million for the three months ended June 30, 2016 compared with the same period last year primarily from a settlement of a business interruption claim received at our vacation ownership business related to the 2010 Gulf of Mexico oil spill.

Interest expense increased $4 million for the three months ended June 30, 2016 compared with the same period last year primarily due to the impact from the 5.10% senior unsecured notes issued in September 2015 and the termination of interest rate swaps during the second quarter of 2015.

Our effective tax rate increased from 35.4% during the three months ended June 30, 2015 to 36.3% during the three months ended June 30, 2016 primarily due to a federal tax incentive recorded during the second quarter of 2015, which related to multiple years.

As a result of these items, net income decreased $3 million (1.9%) as compared with the second quarter of 2015.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2016 compared to June 30, 2015:

	Net Revenues			EBITDA
	2016	2015	% Change	2016		2015		% Change
Hotel Group	$334	$334	—	$101		$96		5.2
Destination Network	384	383	0.3	85		84		1.2
Vacation Ownership	705	699	0.9	187		182		2.7
Total Reportable Segments	1,423	1,416	0.5	373		362		3.0
Corporate and Other (a)	(20)	(18)	(11.1)	(33)	(b)	(30)	(b)	(10.0)
Total Company	$1,403	$1,398	0.4	$340		$332		2.4

Reconciliation of EBITDA to Net income

				2016		2015
EBITDA				$340		$332
Depreciation and amortization				63		58
Interest expense				34		30
Interest income				(2)		(2)
Income before income taxes				245		246
Provision for income taxes				89		87
Net income				$156		$159

(a)	Includes the elimination of transactions between segments.

(b)	Includes $33 million and $30 million of corporate costs during the three months ended June 30, 2016 and 2015, respectively.

Hotel Group

Net revenues were flat and EBITDA increased $5 million (5.2%) during the three months ended June 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted revenues by $1 million and had no impact on EBITDA.
Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) were flat compared to the prior year. Foreign currency unfavorably impacted royalty and marketing revenues by $1 million. An increase of 2.2% in global system size was offset by a 1.8% decrease in global RevPAR. The decline in global RevPAR was primarily due to an 8.6% decline in international RevPAR partially offset by 2.0% increase in domestic RevPAR. The decrease in international RevPAR was principally the result of unfavorable currency translation and the impact of room growth of lower RevPAR properties and market softness in China. The growth in domestic RevPAR was primarily the result of a 2.4% increase in average daily rates.
Hotel management reimbursable revenues were flat compared to the prior year. Revenues were also unfavorably impacted by the absence of $3 million of fees charged for our global conference during 2015 which were fully offset by conference expenses.
Revenues and EBITDA from other franchise fees each decreased $1 million primarily from lower termination fees. Ancillary services contributed an additional $4 million and $2 million of revenues and EBITDA, respectively, due primarily to growth in our co-branded Wyndham Rewards credit card program.
EBITDA also reflects a $4 million decrease in expenses primarily associated with cost containment efforts.
As of June 30, 2016, we had approximately 7,880 properties and approximately 683,300 rooms in our system. Additionally, our hotel development pipeline included approximately 1,040 hotels and over 127,900 rooms, of which 61% were international and 66% were new construction.

Destination Network

Net revenues and EBITDA both increased $1 million during the three months ended June 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $7 million and $4 million, respectively.

Our acquisitions of vacation rentals brands during 2015 contributed $3 million of incremental revenues and had no impact to EBITDA due to seasonality during the second quarter of 2016.

Net revenues generated from rental transactions and related services increased $2 million. Excluding $3 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $2 million, net revenues generated from rental transactions and related services increased $1 million principally due to a 4.0% increase in rental transaction volume, partially offset by a 3.3% decline in average net price per vacation rental. The increase in volume was driven by growth across our U.K. cottage and parks brands and Denmark-based Novasol brand. The decline in average net price per vacation rental was driven by faster growth in our more moderate product offerings.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $2 million. Excluding an unfavorable foreign currency translation impact of $4 million, exchange and related service revenues increased $2 million primarily due to a 0.7% increase in the average number of members principally resulting from new member growth in North America and Latin America while exchange revenue per member remained flat.

EBITDA was further impacted by $3 million of higher costs resulting from revenue increases offset by $3 million of favorability from foreign exchange transactions and foreign exchange contracts.

Vacation Ownership

Net revenues and EBITDA increased $6 million (0.9%) and $5 million (2.7%), respectively, during the three months ended June 30, 2016 compared with the same period of 2015. Foreign currency translation unfavorably impacted net revenues by $2 million.

Net VOI revenues decreased $8 million compared to the same period last year. Such decrease was primarily due to a $30 million increase in our provision for loan losses principally attributable to (i) organized activities by third-parties to encourage customers to default on their timeshare loans and (ii) the absence of favorable default trends experienced in prior years, partially offset by $21 million of higher gross VOI sales, net of WAAM Fee-for-Service sales. Other ancillary VOI-related activities increased revenues and EBITDA by $2 million and $1 million, respectively.

Excluding a $2 million unfavorable impact from foreign currency translation, gross VOI sales increased $18 million (3.6%) compared to the same period last year, primarily due to a 3.4% increase in tours as a result of our continued focus on targeting new owner generation, partially offset by a 1.1% decrease in VPG resulting from higher sales to new owners, which are generally less efficient than upgrade sales.

Commission revenues generated from WAAM Fee-for-Service decreased $3 million compared to the prior year, resulting from a decrease in WAAM Fee-for-Service VOI sales. EBITDA was flat as the decrease in commissions earned was offset by lower sales expenses.

Consumer financing revenues and EBITDA increased $3 million and $2 million, respectively, compared to the same period last year. Such increases were due to a higher weighted average interest rate earned and a higher average contract receivables portfolio balance. Interest expense was flat resulting from an increase in the weighted average interest rate on our securitized debt to 3.6% from 3.5%, offset by a lower average securitized debt balance. Our net interest income margin increased to 82.7% compared to 82.4% during 2015.

Property management revenues and EBITDA increased $12 million and $3 million, respectively, compared to the prior year primarily as a result of higher reimbursable revenues and management fees.

In addition, EBITDA was unfavorably impacted by $8 million of higher marketing costs associated with increased tours and $3 million of higher sales and commission expenses primarily due to higher gross VOI sales.

Such decreases in EBITDA were partially offset by a $15 million reduction in the cost of VOIs sold primarily due to lower product costs and a $4 million business interruption claim received related to the 2010 Gulf of Mexico oil spill.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $2 million during the three months ended June 30, 2016 compared to 2015.

Corporate and Other EBITDA decreased $3 million primarily due to higher employee related costs and a net expense related to the resolution and adjustment of certain liabilities resulting from our separation from Cendant (“Separation”), partially offset by lower information technology costs.

SIX MONTHS ENDED JUNE 30, 2016 VS. SIX MONTHS ENDED JUNE 30, 2015
Our consolidated results are as follows:

	Six Months Ended June 30,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$2,706	$2,661	$45
Expenses	2,240	2,174	(66)
Operating income	466	487	(21)
Other (income)/expense, net	(16)	(8)	8
Interest expense	68	56	(12)
Early extinguishment of debt	11	—	(11)
Interest income	(4)	(5)	(1)
Income before income taxes	407	444	(37)
Provision for income taxes	156	162	6
Net income	$251	$282	$(31)

Net revenues increased $45 million (1.7%) for the six months ended June 30, 2016 compared with the same period last year primarily from:

•	$35 million of higher revenues at our vacation ownership business primarily resulting from an increase in property management revenues;

•	$19 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from stronger volume on rental transactions;

•
$19 million of incremental revenues resulting from acquisitions during 2015 at our destination network and hotel group businesses ($8 million was related to reimbursable fees, which have no impact on EBITDA); and

•	$10 million of higher revenues at our hotel group business primarily from an increase in ancillary services.

Such increases were partially offset by a $26 million unfavorable impact from foreign currency and a $12 million reduction of revenues at our hotel group business primarily from the absence of global conference fees during 2015.

Expenses increased $66 million (3.0%) for the six months ended June 30, 2016 compared with the same period last year primarily from:

•	$35 million of higher expenses from operations primarily related to the revenue increases;

•	a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate;

•	$14 million of incremental expenses related to acquisitions at our destination network and hotel group businesses; and

•	a $11 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months.

Such increases were partially offset by an $18 million favorable impact on expenses from foreign currency.

Other income, net increased $8 million for the six months ended June 30, 2016 compared with the same period last year primarily from settlements of business interruption claims received principally at our vacation ownership business.

Interest expense increased $12 million for the six months ended June 30, 2016 compared with the same period last year primarily due to a higher average effective interest rate resulting from the termination of interest rate swaps during the second quarter of 2015 and the impact of the 5.10% senior unsecured notes issued in September 2015.

During the six months ended June 30, 2016, we incurred $11 million of expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rate increased from 36.5% during the six months ended June 30, 2015 to 38.3% during the six months ended June 30, 2016 primarily due to the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss of $24 million incurred during the first quarter of 2016.

As a result of these items, net income decreased $31 million (11.0%) as compared to the six months ended June 30, 2015.

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2016 compared to June 30, 2015:

	Net Revenues			EBITDA
	2016	2015	% Change	2016		2015		% Change
Hotel Group	$629	$626	0.5	$185		$172	(c)	7.6
Destination Network	768	752	2.1	166		189	(d)	(12.2)
Vacation Ownership	1,345	1,316	2.2	323		313		3.2
Total Reportable Segments	2,742	2,694	1.8	674		674		—
Corporate and Other (a)	(36)	(33)	(9.1)	(67)	(b)	(65)	(e)	(3.1)
Total Company	$2,706	$2,661	1.7	$607		$609		(0.3)

Reconciliation of EBITDA to Net income

				2016		2015
EBITDA				$607		$609
Depreciation and amortization				125		114
Interest expense				68		56
Early extinguishment of debt				11		—
Interest income				(4)		(5)
Income before income taxes				407		444
Provision for income taxes				156		162
Net income				$251		$282

(a)	Includes the elimination of transactions between segments.

(b)	Includes $66 million of corporate costs and $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

(c)	Includes $3 million of costs incurred in connection with the Dolce acquisition.

(d)	Includes a $1 million reversal of a portion of the restructuring reserve established during the fourth quarter of 2014.

(e)	Includes $65 million of corporate costs.

Hotel Group

Net revenues and EBITDA increased $3 million (0.5%) and $13 million (7.6%), respectively, during the six months ended June 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted revenues and EBITDA by $3 million and $1 million, respectively.
Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) were flat compared to the prior year. Royalty and marketing revenues were unfavorably impacted by $3 million from foreign currency translation which were partially offset by $1 million of incremental revenues from the Dolce acquisition. An increase of 2.2% in global system size was offset by a 2.8% decrease in global RevPAR. The decline in global RevPAR was primarily due to a 9.4% decline in international RevPAR partially offset by 0.9% increase in domestic RevPAR. The decrease in international RevPAR was principally the result of unfavorable currency translation and the impact of room growth of lower RevPAR properties and market softness in China. The growth in domestic RevPAR was primarily the result of a 2.6% increase in average daily rates partially offset by a 1.6% decrease in occupancy rates.
Hotel management reimbursable revenues increased $7 million compared to the prior year primarily resulting from $8 million on incremental revenues from the Dolce acquisition. Revenues were also unfavorably impacted by the absence of $12 million of fees charged for our global conference during 2015 which were fully offset by conference expenses.

Revenues and EBITDA increased $2 million and $1 million respectively, from our owned hotels compared to the prior year. The increase was primarily the result of slightly higher RevPAR and favorable food and beverage sales.
Revenues and EBITDA from other franchise fees each decreased $1 million primarily from lower termination fees. Ancillary services contributed an additional $7 million and $3 million of revenues and EBITDA, respectively, primarily due to growth in our co-branded credit card program.
EBITDA was also favorably impacted by (i) $7 million of lower expenses primarily associated with cost containment efforts and (ii) the absence of $3 million of Dolce integration and deal costs incurred during 2015.
Destination Network

Net revenues increased $16 million (2.1%) and EBITDA decreased $23 million (12.2%) during the six months ended June 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $17 million and $6 million, respectively. EBITDA also reflected a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands during 2015 contributed $10 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $2 million of incremental EBITDA during the six months ended June 30, 2016.

Net revenues generated from rental transactions and related services increased $19 million. Excluding $9 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $7 million, net revenues generated from rental transactions and related services increased $17 million principally due to a 5.6% increase in rental transaction volume, partially offset by a 1.0% decrease in average net price per vacation rental. The increase in volume was driven by growth across our Denmark-based Novasol brand, our U.K. cottage and parks brands and our Netherlands-based Landal GreenParks brand. The decrease in average net price per vacation rental was driven by growth in our more moderate product offerings, partially offset by higher average fees at our Landal GreenParks brand.

Exchange and related service revenues, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $5 million. Excluding an unfavorable foreign currency translation impact of $8 million, exchange and related service revenues increased $3 million primarily due to a 0.6% increase in the average number of members principally resulting from new member growth in North America and Latin America and a 0.3% increase in exchange revenue per member resulting from increased pricing for exchange and other related fees, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact.

In addition, EBITDA was unfavorably impacted by $15 million of higher costs resulting from revenue increases and the absence of a $4 million benefit from a reserve reversal for value-added taxes resulting from a favorable ruling during the first quarter of 2015.

EBITDA also benefited by $3 million from the settlement of business disruption claims received during both 2016 and 2015 related to the 2010 Gulf of Mexico oil spill.

Vacation Ownership

Net revenues and EBITDA increased $29 million (2.2%) and $10 million (3.2%), respectively, during the six months ended June 30, 2016 compared with the same period of 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $6 million and $1 million, respectively.
Net VOI revenues decreased $3 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $4 million, net VOI revenues increased $1 million. Such increase was primarily due to $57 million of higher gross VOI sales, net of WAAM Fee-for-Service sales, partially offset by a $47 million increase in our provision for loan losses principally attributable to (i) organized activities by third-parties to encourage customers to default on their timeshare loans and (ii) the absence of favorable default trends experienced in prior years. Net VOI sales were also unfavorably impacted by the absence of $13 million of VOI revenues recognized under POC accounting during the same period of 2015.

Excluding a $5 million unfavorable impact from foreign currency translation, gross VOI sales increased $59 million (6.6%) compared to the same period last year, primarily due to (i) a 4.8% increase in tours of 2015 as a result of our continued focus on targeting new owner generation and (ii) a 0.7% increase in VPG principally attributable to higher average transaction sizes.

Commission revenues and EBITDA generated from WAAM Fee-for-Service increased $2 million and $3 million, respectively compared to the prior year, primarily resulting from higher commission rates earned on WAAM Fee-for-Service sales.
Consumer financing revenues and EBITDA both increased $6 million compared to the same period last year. Such increases were due to an increase in the weighted average interest rate earned and a higher average contract receivables portfolio balance. Interest expense was flat resulting from an increase in the weighted average interest rate on our securitized debt to 3.6% from 3.5%, offset by a lower average securitized debt balance. Our net interest income margin increased to 83.1% compared to 82.6% during 2015.
Property management revenues and EBITDA increased $23 million and $8 million, respectively compared to the prior year primarily as a result of higher reimbursable revenues and management fees.
In addition, EBITDA was unfavorably impacted by:

•	$15 million of higher marketing costs associated with increased tours;

•	$6 million of higher sales and commission expenses primarily due to higher gross VOI sales; and

•	$3 million of lower EBITDA from ancillary VOI-related activities.

Such decreases in EBITDA were partially offset by (i) a $12 million reduction in the cost of VOIs sold primarily due to lower product costs and the favorable impact of estimated inventory recoveries and (ii) $9 million received during 2016 resulting from the settlement of several business interruption claims.
Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $3 million during the six months ended June 30, 2016 compared to 2015.

Corporate and Other EBITDA decreased $2 million primarily due to higher employee related costs and a net expense related to the resolution and adjustment of certain liabilities resulting from our Separation, partially offset by lower information technology costs.

RESTRUCTURING PLANS
During 2015, we recorded $8 million of costs associated with restructuring activities focused on a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. In connection with these initiatives, we initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. We subsequently reversed $2 million of previously recorded personnel-related costs and reduced our liability with $2 million of cash payments. During the six months ended June 30, 2016, we paid our remaining liability with $3 million of cash payments.

We have additional restructuring plans which were implemented prior to 2015. The remaining liability of $2 million as of June 30, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2016	December 31, 2015	Change
Total assets	$9,942	$9,591	$351
Total liabilities	9,161	8,638	523
Total equity	781	953	(172)

Total assets increased $351 million from December 31, 2015 to June 30, 2016 primarily due to (i) a $307 million increase in cash and cash equivalents primarily due to seasonality in our vacation rentals businesses and (ii) a $74 million increase in other current assets primarily due to increased escrow deposits and deferred costs related to seasonality of advanced bookings received on vacation rental transactions.

Total liabilities increased $523 million from December 31, 2015 to June 30, 2016 primarily due to:

•	a $299 million increase in long term debt;

•	a $186 million increase in accounts payable primarily due to higher homeowner liabilities resulting from seasonality at our vacation rentals businesses; and

•	a $100 million increase in deferred income primarily resulting from seasonality of advanced arrival-based bookings within our vacation rentals businesses.

Total equity decreased $172 million from December 31, 2015 to June 30, 2016 primarily due to $325 million of stock repurchases and $117 million of dividends, partially offset by $251 million of net income.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of June 30, 2016, we had $1.1 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity under our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of June 30, 2016, we had $408 million of outstanding commercial paper borrowings, all under the U.S. program.

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

Our $300 million 2.95% senior unsecured notes, with a carrying value of $300 million, are due in March 2017. Our intent is to refinance such notes on a long-term basis and we have the ability to do so with available capacity under our revolving credit facility.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2017, has a total capacity of $650 million and available capacity of $335 million as of June 30, 2016.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
Cash provided by/(used in)
Operating activities	$706	$737	$(31)
Investing activities	(140)	(233)	93
Financing activities	(251)	(269)	18
Effects of changes in exchange rates on cash and cash equivalents	(8)	(8)	—
Net change in cash and cash equivalents	$307	$227	$80

Operating Activities

Net cash provided by operating activities decreased $31 million which reflects a $137 million reduction of cash generated from working capital (net change in assets and liabilities) primarily due to (i) an increase in vacation ownership contract receivables resulting from higher originations and (ii) a decrease in accounts payable and accrued expenses due primarily from the timing of payments.

Net income adjusted for non-cash items contributed $106 million to cash from operations primarily resulting from an increase in deferred income taxes and provision for loan losses, partially offset by an unfavorable impact from the devaluation of the exchange rate of Venezuela.

Investing Activities

Net cash used in investing activities decreased $93 million principally reflecting the absence of cash used during 2015 for acquisitions.

Financing Activities

Net cash used in financing activities decreased by $18 million, which principally reflects higher net borrowings on non-securitized debt.

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

During the six months ended June 30, 2016, we spent $84 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2016, we anticipate spending $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2016 through 2020 is expected to be approximately $225 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $90 million on capital expenditures during the six months ended June 30, 2016, primarily on information technology enhancement projects and renovations at our owned Rio Mar hotel and chalets at our Landal GreenParks business.

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

Stock Repurchase Program

On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program seven times, most recently on February 8, 2016 by $1.0 billion, bringing the total authorization under the current program to $5.0 billion. Proceeds received from stock option exercises have increased repurchase capacity by $78 million since the inception of this program.

Under our current stock repurchase program, we repurchased 4.6 million shares at an average price of $70.20 for a cost of $325 million during the six months ended June 30, 2016. From August 20, 2007 through June 30, 2016, we repurchased 83.8 million shares at an average price of $48.14 for a cost of $4.0 billion.

As of June 30, 2016, we have repurchased under our current and prior stock repurchase programs a total of 109 million shares at an average price of $44.49 for a cost of $4.8 billion since our Separation.

During the period July 1, 2016 through July 26, 2016, we repurchased an additional 0.6 million shares at an average price of $73.95 for a cost of $42 million. We currently have $1.0 billion of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31 and June 30, 2016, we paid cash dividends of $0.50 per share ($115 million in aggregate). During each of the quarterly periods ended March 31 and June 30, 2015, we paid cash dividends of $0.42 per share ($104 million in aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2016, our consolidated interest coverage ratio was 9.9 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2016, our consolidated leverage ratio was 2.3 times. Covenants in the credit facility and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2016, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2016, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of June 30, 2016, we had $335 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of June 30, 2016, we had $408 million of outstanding borrowings and the total available capacity was $842 million under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $475 million outstanding as of June 30, 2016. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of June 30, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $71 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/16 - 6/30/17	7/1/17 - 6/30/18	7/1/18 - 6/30/19	7/1/19 - 6/30/20	7/1/20 - 6/30/21	Thereafter	Total
Securitized debt (a)	$198	$251	$391	$189	$202	$801	$2,032
Long-term debt (b)	346	478	22	77	975	1,476	3,374
Interest on debt (c)	174	160	145	139	108	148	874
Operating leases	90	65	52	41	33	178	459
Purchase commitments (d)	204	117	71	33	33	64	522
Inventory sold subject to conditional repurchase (e)	91	106	101	37	47	59	441
Separation liabilities (f)	4	30	—	—	—	—	34
Total (g) (h)	$1,107	$1,207	$782	$516	$1,398	$2,726	$7,736

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)
Includes $300 million of senior unsecured notes due during March 2017 which we intend to refinance on a long-term basis and have the ability to do so with our available capacity under our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Includes (i) $164 million for information technology activities, (ii) $150 million for marketing related activities and (iii) $112 million relating to the development of vacation ownership properties, of which $47 million is included within total liabilities on the Consolidated Balance Sheet.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 4 – Inventory for further detail) of which $163 million are included within total liabilities on the Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2016 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and its effect on our prices, earnings, fair values and cash flows would not be material.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2016, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 10 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1-30, 2016	827,225	$74.94	827,225	$1,128,894,824
May 1-31, 2016	714,000	$68.55	714,000	$1,079,950,041
June 1-30, 2016	568,890	$68.54	568,890	$1,040,959,605
Total	2,110,115	$71.05	2,110,115	$1,040,959,605
(*) Includes 74,880 shares purchased for which the trade date occurred during June 2016 while settlement occurred during July 2016.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program seven times, most recently on February 8, 2016 for $1.0 billion, bringing the total authorization under the program to $5.0 billion. Under our current and prior stock repurchase plans, the total authorization is $5.8 billion.
During the period July 1, 2016 through July 26, 2016, we repurchased an additional 0.6 million shares at an average price of $73.95. We currently have $1.0 billion of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: July 27, 2016	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: July 27, 2016	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report