Form 10-Q
period 2016-09-30
WYNDHAM WORLDWIDE CORP
filed 2016-10-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
107,776,539 shares of common stock outstanding as of September 30, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation

We have reviewed the accompanying consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 26, 2016

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues
Service and membership fees	$735	$734	$2,001	$1,957
Vacation ownership interest sales	441	448	1,191	1,201
Franchise fees	203	192	513	517
Consumer financing	112	108	327	318
Other	82	82	247	231
Net revenues	1,573	1,564	4,279	4,224
Expenses
Operating	679	691	1,915	1,865
Cost of vacation ownership interests	47	43	115	123
Consumer financing interest	19	18	55	55
Marketing and reservation	242	218	645	624
General and administrative	173	200	545	562
Asset impairment	—	7	—	7
Restructuring	14	8	14	8
Depreciation and amortization	63	59	187	173
Total expenses	1,237	1,244	3,476	3,417
Operating income	336	320	803	807
Other (income)/expense, net	(3)	(3)	(19)	(11)
Interest expense	34	33	102	89
Early extinguishment of debt	—	—	11	—
Interest income	(2)	(2)	(6)	(7)
Income before income taxes	307	292	715	736
Provision for income taxes	110	102	267	265
Net income	197	190	448	471
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Net income attributable to Wyndham shareholders	$196	$190	$447	$471
Earnings per share
Basic	$1.79	$1.62	$4.03	$3.96
Diluted	1.78	1.61	4.01	3.93

Cash dividends declared per share	$0.50	$0.42	$1.50	$1.26

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$197	$190	$448	$471
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	11	(39)	19	(95)
Unrealized (losses)/gains on cash flow hedges	(1)	4	—	4
Defined benefit pension plans	—	—	(1)	—
Other comprehensive income/(loss), net of tax	10	(35)	18	(91)
Comprehensive income	207	155	466	380
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Comprehensive income attributable to Wyndham shareholders	$206	$155	$465	$380

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$332	$171
Trade receivables, net	542	586
Vacation ownership contract receivables, net	264	272
Inventory	287	295
Prepaid expenses	153	153
Other current assets	265	266
Total current assets	1,843	1,743
Long-term vacation ownership contract receivables, net	2,496	2,438
Non-current inventory	1,027	964
Property and equipment, net	1,358	1,399
Goodwill	1,549	1,563
Trademarks, net	724	726
Franchise agreements and other intangibles, net	380	397
Other non-current assets	366	361
Total assets	$9,743	$9,591
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$200	$209
Current portion of long-term debt	33	44
Accounts payable	392	394
Deferred income	464	483
Accrued expenses and other current liabilities	842	827
Total current liabilities	1,931	1,957
Long-term securitized vacation ownership debt	1,898	1,897
Long-term debt	3,318	3,031
Deferred income taxes	1,198	1,154
Deferred income	208	198
Other non-current liabilities	393	401
Total liabilities	8,946	8,638
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 218,162,618 shares in 2016 and 217,534,615 shares in 2015	2	2
Treasury stock, at cost – 110,479,733 shares in 2016 and 103,730,568 shares in 2015	(4,968)	(4,493)
Additional paid-in capital	3,949	3,923
Retained earnings	1,866	1,592
Accumulated other comprehensive loss	(56)	(74)
Total stockholders’ equity	793	950
Noncontrolling interest	4	3
Total equity	797	953
Total liabilities and equity	$9,743	$9,591

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income	$448	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	173
Provision for loan losses	256	184
Deferred income taxes	73	32
Stock-based compensation	52	44
Excess tax benefits from stock-based compensation	(8)	(17)
Asset impairment	—	7
Loss on early extinguishment of debt	11	—
Non-cash interest	17	17
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	45	28
Vacation ownership contract receivables	(295)	(213)
Inventory	(21)	(16)
Prepaid expenses	(1)	4
Other current assets	4	38
Accounts payable, accrued expenses and other current liabilities	46	75
Deferred income	(18)	(12)
Other, net	(10)	2
Net cash provided by operating activities	786	817
Investing Activities
Property and equipment additions	(136)	(157)
Net assets acquired, net of cash acquired	(37)	(97)
Payments of development advance notes	(6)	(7)
Proceeds from development advance notes	2	7
Equity investments and loans	(11)	(12)
Proceeds from asset sales	15	24
Decrease in securitization restricted cash	4	3
Increase in escrow deposit restricted cash	(2)	(8)
Other, net	(1)	3
Net cash used in investing activities	(172)	(244)
Financing Activities
Proceeds from securitized borrowings	1,497	1,204
Principal payments on securitized borrowings	(1,506)	(1,259)
Proceeds from long-term debt	75	82
Principal payments on long-term debt	(114)	(128)
Proceeds from/(repayments of) commercial paper, net	295	(102)
Proceeds from term loan and notes issued	325	348
Repurchase of notes	(327)	—
Proceeds from vacation ownership inventory arrangements	20	65
Repayments of vacation ownership inventory arrangements	(26)	(5)
Dividends to shareholders	(169)	(153)
Repurchase of common stock	(469)	(485)
Excess tax benefits from stock-based compensation	8	17
Debt issuance costs	(15)	(16)
Net share settlement of incentive equity awards	(34)	(42)
Other, net	(2)	(3)
Net cash used in financing activities	(442)	(477)
Effect of changes in exchange rates on cash and cash equivalents	(11)	(20)
Net increase in cash and cash equivalents	161	76
Cash and cash equivalents, beginning of period	171	183
Cash and cash equivalents, end of period	$332	$259

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	447	—	1	448
Other comprehensive income	—	—	—	—	—	18	—	18
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(34)	—	—	—	(34)
Change in deferred compensation	—	—	—	52	—	—	—	52
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(7)	—	(475)	—	—	—	—	(475)
Change in excess tax benefit on equity awards	—	—	—	8	—	—	—	8
Dividends	—	—	—	—	(173)	—	—	(173)
Other	—	—	—	(1)	—	—	—	(1)
Balance as of September 30, 2016	108	$2	$(4,968)	$3,949	$1,866	$(56)	$4	$797

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	471	—	—	471
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)	—	—	—	(42)
Change in deferred compensation	—	—	—	44	—	—	—	44
Repurchase of common stock	(6)	—	(485)	—	—	—	—	(485)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(153)	—	—	(153)
Other	—	—	—	—	—	—	1	1
Balance as of September 30, 2015	116	$2	$(4,328)	$3,908	$1,501	$(67)	$3	$1,019

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

Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance is expected to impact the Company's provision for income taxes on its Consolidated Statements of Income and its operating and financing cash flows on its Consolidated Statements of Cash Flows. The magnitude of such impacts are dependent upon the Company's future grants of stock-based compensation, the Company's stock price in relation to the fair value of awards on grant date, and the exercise behavior of the Company's equity compensation holders.
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
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to Wyndham shareholders	$196	$190	$447	$471
Basic weighted average shares outstanding	109	117	111	119
SSARs (a), RSUs (b) and PSUs (c)	1	1	1	1
Diluted weighted average shares outstanding	110	118	112	120
Earnings per share:
Basic	$1.79	$1.62	$4.03	$3.96
Diluted	1.78	1.61	4.01	3.93
Dividends:
Aggregate dividends paid to shareholders	$54	$49	$169	$153

(a)	Excludes stock-settled appreciation rights (“SSARs”) that would have been anti-dilutive to EPS.

(b)	Includes unvested dilutive restricted stock units (“RSUs”) which are subject to future forfeitures.

(c)
Excludes 0.6 million performance vested restricted stock units (“PSUs”) for both the three and nine months ended September 30, 2016 and 2015, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2015	79.2	$3,712	$46.85
For the nine months ended September 30, 2016	6.8	475	70.35
As of September 30, 2016	86.0	$4,187	48.70

The Company had $891 million of remaining availability under its program as of September 30, 2016. The total capacity of the program was increased by proceeds received from stock option exercises.

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

During the third quarter of 2016, the Company completed five acquisitions for a total of $37 million in cash, net of cash acquired. The Company’s Destination Network segment completed three acquisitions for $20 million in cash, net of cash acquired. The preliminary purchase price allocations resulted primarily in the recognition of (i) $14 million of property and equipment, (ii) $11 million of definite-lived intangible assets with a weighted average life of 8 years, (iii) $10 million of goodwill, the majority of which is not expected to be deductible for tax purposes and (iv) $15 million of liabilities. Additionally, the Company’s Vacation Ownership segment completed two acquisitions for $17 million. The preliminary purchase price allocations resulted primarily in the recognition of $15 million of property and equipment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

4.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,549			$1,563
Trademarks	$721			$723
Amortized Intangible Assets:
Franchise agreements	$594	$397	$197	$594	$386	$208
Management agreements	153	52	101	153	46	107
Trademarks	9	6	3	8	5	3
Other	143	61	82	148	66	82
	$899	$516	$383	$903	$503	$400

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2015	Goodwill Acquired During 2016	Foreign Exchange	Balance as of September 30, 2016

Hotel Group	$329	$—	$—	$329
Destination Network	1,207	10	(24)	1,193
Vacation Ownership	27	—	—	27
Total Company	$1,563	$10	$(24)	$1,549

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Franchise agreements	$3	$3	$11	$11
Management agreements	3	3	8	7
Other	3	4	9	10
Total (*)	$9	$10	$28	$28

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.
Based on the Company's amortizable intangible assets as of September 30, 2016, the Company expects related amortization expense as follows:

Amount
Remainder of 2016	$9
2017	37
2018	36
2019	35
2020	33
2021	32

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30, 2016	December 31, 2015
Current vacation ownership contract receivables:
Securitized	$238	$248
Non-securitized	84	81
Current vacation ownership receivables, gross	322	329
Less: Allowance for loan losses	58	57
Current vacation ownership contract receivables, net	$264	$272
Long-term vacation ownership contract receivables:
Securitized	$2,214	$2,214
Non-securitized	843	748
Long-term vacation ownership receivables, gross	3,057	2,962
Less: Allowance for loan losses	561	524
Long-term vacation ownership contract receivables, net	$2,496	$2,438

During the three and nine months ended September 30, 2016, the Company’s securitized vacation ownership contract receivables generated interest income of $83 million and $247 million, respectively. During the three and nine months ended September 30, 2015, such amounts were $83 million and $248 million, respectively. Such interest income is included within consumer financing on the Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Consolidated Balance Sheets. During the nine months ended September 30, 2016 and 2015, the Company originated vacation ownership contract receivables of $908 million and $818 million, respectively, and received principal collections of $613 million and $605 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.9% and 13.8% as of September 30, 2016 and December 31, 2015, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	256
Contract receivables write-offs, net	(218)
Allowance for loan losses as of September 30, 2016	$619

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	184
Contract receivables write-offs, net	(181)
Allowance for loan losses as of September 30, 2015	$584
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $104 million and $256 million as a reduction of net revenues during the three and nine months ended September 30, 2016, respectively, and $78 million and $184 million for the three and nine months ended September 30, 2015, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,718	$1,020	$149	$118	$241	$3,246
31 - 60 days	14	26	17	5	2	64
61 - 90 days	9	14	11	3	1	38
91 - 120 days	7	11	10	2	1	31
Total	$1,748	$1,071	$187	$128	$245	$3,379

	As of December 31, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,623	$1,023	$163	$115	$231	$3,155
31 - 60 days	16	25	17	5	2	65
61 - 90 days	10	14	11	3	1	39
91 - 120 days	7	11	11	2	1	32
Total	$1,656	$1,073	$202	$125	$235	$3,291
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

6.	Inventory
Inventory consisted of:

	September 30, 2016	December 31, 2015
Land held for VOI development	$146	$136
VOI construction in process	64	62
Inventory sold subject to conditional repurchase	128	155
Completed VOI inventory	657	604
Estimated recoveries	258	242
Destination network vacation credits and other	61	60
Total inventory	1,314	1,259
Less: Current portion (*)	287	295
Non-current inventory	$1,027	$964

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the nine months ended September 30, 2016 and 2015, the Company transferred $48 million and $67 million, respectively, from property and equipment to VOI inventory. In addition to the inventory obligations listed below, as of September 30, 2016, the Company had $10 million of inventory accruals included in accounts payable on the Consolidated Balance Sheet. As of December 31, 2015, the Company had $27 million of inventory accruals of which $20 million was included in accrued expenses and other current liabilities and $7 million was included in accounts payable on the Consolidated Balance Sheet.

Inventory Sale Transactions
During 2015, the Company sold real property located in St. Thomas, U.S. Virgin Islands (“St. Thomas”) to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $80 million of cash consideration, of which $70 million was received in 2015 and $10 million was received in 2016. During the second quarter of 2016, the Company received $10 million of additional cash consideration from the third-party developer for the vacation ownership inventory property under development in St. Thomas. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

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

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $32 million as of both September 30, 2016 and December 31, 2015, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Consolidated Balance Sheets.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $131 million as of September 30, 2016, of which $39 million were included within accrued expenses and other current liabilities and $92 million were included within other non-current liabilities on the Consolidated Balance Sheet. During the nine months ended September 30, 2016, the Company paid $49 million to the third-party developer, of which $18 million was for vacation ownership inventory located in Las Vegas, Nevada and St. Thomas, $26 million was for its obligation under the vacation ownership inventory arrangements and $5 million was accrued interest. As of December 31, 2015, the Company had an outstanding obligation related to the Las Vegas, Nevada and St. Thomas properties of $157 million, of which $33 million was included within accrued expenses and other current liabilities and $124 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $273 million as of September 30, 2016.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2016	December 31, 2015
Securitized vacation ownership debt: (a)
Term notes (b)	$1,818	$1,867
Bank conduit facility (due August 2018)	280	239
Total securitized vacation ownership debt	2,098	2,106
Less: Current portion of securitized vacation ownership debt	200	209
Long-term securitized vacation ownership debt	$1,898	$1,897
Long-term debt: (c)
Revolving credit facility (due July 2020)	$12	$7
Commercial paper	404	109
Term loan (due March 2021)	323	—
$315 million 6.00% senior unsecured notes (due December 2016) (d)	—	316
$300 million 2.95% senior unsecured notes (due March 2017)	300	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	449	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	247	247
$650 million 4.25% senior unsecured notes (due March 2022) (e)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (f)	407	408
$350 million 5.10% senior unsecured notes (due October 2025) (g)	338	337
Capital leases	151	153
Other	18	49
Total long-term debt	3,351	3,075
Less: Current portion of long-term debt	33	44
Long-term debt	$3,318	$3,031

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,560 million and $2,576 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of September 30, 2016 and December 31, 2015, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $24 million as of both September 30, 2016 and December 31, 2015.

(c)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $12 million and $14 million as of September 30, 2016 and December 31, 2015, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $4 million and $3 million as of September 30, 2016 and December 31, 2015, respectively.

(d)	Includes $1 million of unamortized gains from the settlement of a derivative as of December 31, 2015.

(e)	Includes $2 million of unamortized gains from the settlement of a derivative as of both September 30, 2016 and December 31, 2015.

(f)	Includes $10 million and $11 million of unamortized gains from the settlement of a derivative as of September 30, 2016 and December 31, 2015, respectively.

(g)	Includes $9 million and $10 million of unamortized losses from the settlement of a derivative as of September 30, 2016 and December 31, 2015, respectively.

Long-Term Debt
The Company’s $300 million 2.95% senior unsecured notes due in March 2017 are classified as long-term as it has the intent to refinance such debt on a long-term basis and the ability to do so with its available capacity under the Company’s revolving credit facility.

Debt Issuances
Sierra Timeshare 2016-1 Receivables Funding, LLC. During March 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-1 Receivables Funding, LLC, with an initial principal amount of $425 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.20%. The advance rate for this transaction was 88.85%. As of September 30, 2016, the Company had outstanding borrowings under these term notes of $306 million, net of debt issuance costs.

Sierra Timeshare 2016-2 Receivables Funding, LLC. During July 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-2 Receivables Funding, LLC, with an initial principal amount of $375 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.42%. The advance rate for this transaction was 90%. As of September 30, 2016, the Company had outstanding borrowings under these term notes of $334 million, net of debt issuance costs.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2016, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2018. The facility has a total capacity of $650 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread.

Term Loan. During March 2016, the Company entered into a five-year $325 million term loan agreement which matures on March 24, 2021. The term loan currently bears interest at LIBOR plus a spread. As of September 30, 2016, the term loan had a weighted average interest rate of 2.01%. The term loan can be paid at the Company’s option in whole or in part at any time prior to maturity. The interest on the term loan will be subject to adjustments from time to time if there are downgrades to the Company’s credit ratings. The term loan requires principal payments, payable in equal quarterly installments, of 5% per annum of the original loan balance, commencing with the third anniversary of the loan, and 10% per annum of the original loan balance commencing with the fourth anniversary of the loan, with the remaining balance payable at maturity.

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of September 30, 2016, the Company had outstanding borrowings of $404 million at a weighted average interest rate of 1.14%, all of which were under its U.S. commercial paper program. As of December 31, 2015, the Company had outstanding borrowings of $109 million at a weighted average interest rate of 1.07%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During 2013, the Company entered into fixed to variable interest rate swap agreements (the “Swaps”) on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. The Company had $12 million and $13 million of deferred gains as of September 30, 2016 and December 31, 2015, respectively. Such gains were included within long-term debt on the Consolidated Balance Sheets. Such gains will be recognized within interest expense on the Consolidated Statements of Income over the remaining life of the senior unsecured notes.

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

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2016 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$200	$333	(*)	$533
Between 1 and 2 years	193	478		671
Between 2 and 3 years	430	26		456
Between 3 and 4 years	202	497		699
Between 4 and 5 years	215	542		757
Thereafter	858	1,475		2,333
	$2,098	$3,351		$5,449

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

As of September 30, 2016, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	280	12
Letters of credit	—	1
Commercial paper borrowings	—	404	(b)
Available Capacity	$370	$1,083

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Early Extinguishment of Debt
During the first quarter of 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during the nine months ended September 30, 2016, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense
During the three and nine months ended September 30, 2016, the Company incurred non-securitized interest expense of $34 million and $102 million, respectively, which primarily consisted of $35 million and $106 million of interest on long-term debt, partially offset by $1 million and $4 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $118 million during the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2015, the Company incurred non-securitized interest expense of $33 million and $89 million, respectively, which primarily consisted of $35 million and $94 million of interest on long-term debt, partially offset by $2 million and $5 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $102 million during the nine months ended September 30, 2015.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and nine months ended September 30, 2016 was $19 million and $55 million, respectively, and $18 million and $55 million during the three and nine months ended September 30, 2015, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $38 million and $42 million during the nine months ended September 30, 2016 and 2015, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2016	December 31, 2015
Securitized contract receivables, gross (a)	$2,452	$2,462
Securitized restricted cash (b)	88	92
Interest receivables on securitized contract receivables (c)	20	20
Other assets (d)	4	5
Total SPE assets	2,564	2,579
Securitized term notes (e) (f)	1,818	1,867
Securitized conduit facilities (e)	280	239
Other liabilities (g)	2	2
Total SPE liabilities	2,100	2,108
SPE assets in excess of SPE liabilities	$464	$471

(a)
Included in current ($238 million and $248 million as of September 30, 2016 and December 31, 2015, respectively) and non-current ($2,214 million as of both September 30, 2016 and December 31, 2015) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($73 million as of both September 30, 2016 and December 31, 2015) and other non-current assets ($15 million and $19 million as of September 30, 2016 and December 31, 2015, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)
Included in current ($200 million and $209 million as of September 30, 2016 and December 31, 2015, respectively) and long-term ($1,898 million and $1,897 million as of September 30, 2016 and December 31, 2015, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $24 million as of both September 30, 2016 and December 31, 2015, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $927 million and $829 million as of September 30, 2016 and December 31, 2015, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30, 2016	December 31, 2015
SPE assets in excess of SPE liabilities	$464	$471
Non-securitized contract receivables	927	829
Less: Allowance for loan losses	619	581
Total, net	$772	$719

In addition to restricted cash related to securitizations, the Company had $61 million and $59 million of restricted cash related to escrow deposits as of September 30, 2016 and December 31, 2015, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

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

The assets and liabilities of the SPE are as follows:

	September 30, 2016	December 31, 2015
Receivable for leased property and equipment (a)	$16	$47
Total SPE assets	16	47
Accrued expenses and other current liabilities	—	1
Long-term debt (b)	17	46
Total SPE liabilities	17	47
SPE deficit	$(1)	$—

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Consolidated Balance Sheets.

(b)
As of September 30, 2016, included $15 million relating to a mortgage note due in 2017 and $2 million of mandatorily redeemable equity both of which are included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2015, included $42 million relating to a mortgage note due in 2017 and $4 million of mandatorily redeemable equity; $29 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During the nine months ended September 30, 2016 and 2015, the SPE conveyed $28 million and $23 million, respectively, of property and equipment to the Company. In addition, the Company subsequently transferred $36 million and $55 million of property and equipment to VOI inventory during the nine months ended September 30, 2016 and 2015, respectively.

9.	Fair Value
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

As of September 30, 2016, the Company had foreign exchange contracts resulting in $2 million of assets which are included within other current assets and $2 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. As of December 31, 2015, the Company had foreign exchange contracts resulting in $2 million of assets which are included within other current assets and $3 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,760	$3,372	$2,710	$3,272
Debt
Total debt	5,449	5,595	5,181	5,234

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

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian dollar and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in less than $1 million of losses during the three months ended September 30, 2016 and $5 million of losses during the three months ended September 30, 2015. The freestanding foreign currency contracts resulted in losses of $11 million and $10 million during the nine months ended September 30, 2016 and 2015, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for both the three and nine months ended September 30, 2016 and 2015 were not material.

11.	Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2013. In addition, with few exceptions, the Company is no longer subject to state and local or foreign income tax examinations for years prior to 2008.

The Company’s effective tax rate increased from 34.9% during the three months ended September 30, 2015 to 35.8% during the three months ended September 30, 2016 primarily due to a lower tax benefit from the release of reserves resulting from the expiration of statutes of limitation during the third quarter of 2016.

The Company’s effective tax rate increased from 36.0% during the nine months ended September 30, 2015 to 37.3% during the nine months ended September 30, 2016 primarily due to the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss of $24 million incurred during the first quarter of 2016.

The Company made cash income tax payments, net of refunds, of $124 million and $181 million during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company believes that it has adequately accrued for such matters with reserves of $30 million and $29 million as of September 30, 2016 and December 31, 2015, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $45 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Hotel Group
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The terms of the Company’s existing guarantees range from 8 to 10 years and provide for early termination provisions under certain circumstances. As of September 30, 2016, the maximum potential amount of future payments that may be made under these guarantees was $128 million with a combined annual cap of $45 million. These guarantees have a remaining weighted average life of approximately 7 years. As of September 30, 2016, the Company also had a conditional guarantee with a hotel that will become effective if all the necessary conditions are satisfied by the hotel owner. At the effective date, the maximum potential amount of future payments that may be made under this conditional guarantee is $45 million.

In connection with such performance guarantees, as of September 30, 2016, the Company maintained a liability of $23 million, of which $18 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of September 30, 2016, the Company also had a corresponding $33 million asset related to these guarantees, of which $29 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company maintained a liability of $25 million, of which $24 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2015, the Company also had a corresponding $35 million asset related to the guarantees, of which $31 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. For the three and nine months ended September 30, 2016 and 2015, the amortization expense for the performance guarantees noted above was $1 million and $3 million, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $35 million as of September 30, 2016, of which $1 million was included in other current assets and $34 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company had a receivable of $32 million, of which $1 million was included in other current assets and $31 million was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to such properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold such properties to another party (see Note 6 - Inventory).

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

13.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	(Losses)/Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$(139)	$—	$(9)	$(148)
Period change	(14)	—	(1)	(15)
Balance, September 30, 2016	$(153)	$—	$(10)	$(163)

Tax
Balance, December 31, 2015	$70	$1	$3	$74
Period change	33	—	—	33
Balance, September 30, 2016	$103	$1	$3	$107

Net of Tax
Balance, December 31, 2015	$(69)	$1	$(6)	$(74)
Period change	19	—	(1)	18
Balance, September 30, 2016	$(50)	$1	$(7)	$(56)

	Foreign	Unrealized	Defined
	Currency	(Losses)/Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2014	$(13)	$(8)	$(12)	$(33)
Period change	(107)	7	—	(100)
Balance, September 30, 2015	$(120)	$(1)	$(12)	$(133)

Tax
Balance, December 31, 2014	$50	$4	$3	$57
Period change	12	(3)	—	9
Balance, September 30, 2015	$62	$1	$3	$66

Net of Tax
Balance, December 31, 2014	$37	$(4)	$(9)	$24
Period change	(95)	4	—	(91)
Balance, September 30, 2015	$(58)	$—	$(9)	$(67)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2016, 15.7 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2016 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2015	1.6		$73.75	0.6		$73.60	0.8		$46.45
Granted (a)	0.9		71.65	0.2		71.65	0.1		71.65
Vested / exercised	(0.7)		65.46	(0.2)		60.24	(0.3)		27.84
Balance as of September 30, 2016	1.8	(b) (c)	75.84	0.6	(d)	77.84	0.6	(b) (e)	61.52

(a)	Primarily represents awards granted by the Company on February 25, 2016.

(b)	Aggregate unrecognized compensation expense related to RSUs and SSARs was $109 million as of September 30, 2016, which is expected to be recognized over a weighted average period of 2.7 years.

(c)	Approximately 1.7 million RSUs outstanding as of September 30, 2016 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $27 million as of September 30, 2016, which is expected to be recognized over a weighted average period of 2.0 years.

(e)
Approximately 0.4 million SSARs are exercisable as of September 30, 2016. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2016 had an intrinsic value of $7 million and have a weighted average remaining contractual life of 3.1 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $15 million and $51 million during the three and nine months ended September 30, 2016, respectively, and $14 million and $43 million during the three and nine months ended September 30, 2015, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. During the nine months ended September 30, 2016, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $8 million due to the vesting of RSUs and PSUs, as well as the exercise of SSARs. As of September 30, 2016, the Company’s APIC Pool balance was $137 million.

The Company paid $34 million and $42 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2016 and 2015, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

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

	Three Months Ended September 30,
	2016			2015
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$364	(b)	$107	$357	(d)	$83
Destination Network	486	(c)	138	476		134
Vacation Ownership	744		189	750		200
Total Reportable Segments	1,594		434	1,583		417
Corporate and Other (a)	(21)		(32)	(19)		(35)
Total Company	$1,573		$402	$1,564		$382

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

			Three Months Ended September 30,
			2016			2015
EBITDA			$402			$382
Depreciation and amortization			63			59
Interest expense			34			33
Interest income			(2)			(2)
Income before income taxes			307			292
Provision for income taxes			110			102
Net income			197			190
Net income attributable to noncontrolling interest			(1)			—
Net income attributable to Wyndham shareholders			$196			$190

(a)	Includes the elimination of transactions between segments.

(b)
Includes $19 million of intercompany revenues comprised of (i) $16 million of licensing fees for use of the Wyndham trade name, (ii) $2 million of other fees primarily associated with the Wyndham Rewards program and (iii) $1 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)	Includes $2 million of intercompany revenues comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $19 million of intercompany revenues comprised of (i) $16 million of licensing fees for use of the Wyndham trade name, (ii) $2 million of room revenues at a Company owned hotel and (iii) $1 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

	Nine Months Ended September 30,
	2016			2015
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$993	(b)	$291	$983	(d)	$255
Destination Network	1,255	(c)	303	1,228		323
Vacation Ownership	2,089		512	2,067		513
Total Reportable Segments	4,337		1,106	4,278		1,091
Corporate and Other (a)	(58)		(97)	(54)		(100)
Total Company	$4,279		$1,009	$4,224		$991

Reconciliation of EBITDA to Net income

			Nine Months Ended September 30,
			2016			2015
EBITDA			$1,009			$991
Depreciation and amortization			187			173
Interest expense			102			89
Early extinguishment of debt			11			—
Interest income			(6)			(7)
Income before income taxes			715			736
Provision for income taxes			267			265
Net income			448			471
Net income attributable to noncontrolling interest			(1)			—
Net income attributable to Wyndham shareholders			$447			$471

(a)	Includes the elimination of transactions between segments.

(b)
Includes $52 million of intercompany revenues comprised of (i) $43 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $6 million of other fees primarily associated with the Wyndham Rewards program and (iii) $3 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)	Includes $6 million of intercompany revenues comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $54 million of intercompany revenues comprised of (i) $43 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $6 million of room revenues at a Company owned hotel and (iii) $5 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

16.	Restructuring, Impairment and Other Charges
2016 Restructuring Plans

During the third quarter of 2016, the Company recorded $14 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which will result in the closure of vacation ownership sales offices. The remaining liability of $12 million as of September 30, 2016 is expected to be paid primarily by the end of 2017.

Total restructuring costs by segment are as follows:

	Personnel-related (a)	Asset Write-offs (b)	Total
Hotel Group	$3	$—	$3
Destination Network	4	—	4
Vacation Ownership	4	2	6
Corporate	1	—	1
	$12	$2	$14

(a)	Represents severance costs incurred across the Company’s businesses resulting from a reduction of 561 employees.

(b)	Represents the write-off of assets from sales office closures.

2015 Restructuring Plans

During 2015, the Company recorded $8 million of restructuring charges resulting from a realignment of brand services and call center operations within its hotel group business, a rationalization of international operations within its destination network business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. The Company subsequently reversed $2 million of previously recorded personnel-related costs and reduced its liability with $2 million of cash payments. During the nine months ended September 30, 2016, the Company paid its remaining liability with $3 million of cash payments.

The Company has additional restructuring plans which were implemented prior to 2015. The remaining liability of $1 million as of September 30, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of	Costs	Cash	Other	Liability as of
	December 31, 2015	Recognized	Payments	Non-Cash	September 30, 2016
Personnel-related	$3	$12	$(3)	$—	$12
Facility-related	2	—	(1)	—	1
Asset Write-offs	—	2	—	(2)	—
	$5	$14	$(4)	$(2)	$13

Impairment

During the third quarter of 2015, the Company recorded a $7 million non-cash impairment charge at its hotel group business related to the write-down of terminated in-process technology projects results from the decision to outsource its reservation system to a third-party partner. Such charge is recorded within asset impairment on the Consolidated Statement of Income.

Other Charges

During the first quarter of 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

During the third quarter of 2016, the Company recorded an additional $7 million charge related to the anticipated termination of a management contract at its hotel group business. During the third quarter of 2015, the Company recorded a $14 million charge associated with such management contract. Such charges are recorded within operating expenses on the Consolidated Statements of Income.

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $34 million as of both September 30, 2016 and December 31, 2015, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of September 30, 2016, the letter of credit was $53 million.

As of September 30, 2016, the $34 million of Separation related liabilities is comprised of $31 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of September 30, 2016, $6 million is recorded in accrued expenses and other current liabilities and $28 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. As of December 31, 2015, the Company had $34 million of Separation related liabilities of which $19 million was recorded in accrued expenses and other current liabilities and $15 million was recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both September 30, 2016 and December 31, 2015, which is included within other current assets on the Consolidated Balance Sheets.

18.	Subsequent Event
Securitization Term Transaction

On October 19, 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-3 Receivables Funding, LLC, with an initial principal amount of $325 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.47%. The advance rate for this transaction was 90%.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2016 and 2015. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2016	2015	% Change
Hotel Group
Number of rooms (a)	689,800	671,900	2.7
RevPAR (b)	$43.04	$43.34	(0.7)
Destination Network
Average number of members (in 000s) (c)	3,868	3,835	0.9
Exchange revenue per member (d)	$164.39	$163.38	0.6
Vacation rental transactions (in 000s) (e) (f)	508	462	10.0
Average net price per vacation rental (e) (g)	$599.59	$642.00	(6.6)
Vacation Ownership(e)
Gross VOI sales (in 000s) (h) (i)	$564,000	$565,000	(0.2)
Tours (in 000s) (j)	230	227	1.3
Volume Per Guest (“VPG”) (k)	$2,320	$2,354	(1.4)

(a)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(b)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(c)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended September 30 (in millions):

	2016	2015
Gross VOI sales	$564	$565
Less: WAAM Fee-for-Service sales (1)	(20)	(37)
Gross VOI sales, net of WAAM Fee-for-Service sales	544	528
Less: Loan loss provision	(104)	(78)
Less: Impact of POC accounting	—	(2)
Vacation ownership interest sales (2)	$441	$448

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $13 million and $23 million for the three months ended September 30, 2016 and 2015, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $31 million and $32 million during the three months ended September 30, 2016 and 2015, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE MONTHS ENDED SEPTEMBER 30, 2015
Our consolidated results are as follows:

	Three Months Ended September 30,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$1,573	$1,564	$9
Expenses	1,237	1,244	7
Operating income	336	320	16
Other (income)/expense, net	(3)	(3)	—
Interest expense	34	33	(1)
Interest income	(2)	(2)	—
Income before income taxes	307	292	15
Provision for income taxes	110	102	(8)
Net income	197	190	7
Net income attributable to noncontrolling interest	(1)	—	(1)
Net income attributable to Wyndham shareholders	$196	$190	$6

Net revenues increased $9 million (0.6%) for the three months ended September 30, 2016 compared with the same period last year. Foreign currency translation unfavorably impacted revenues by $18 million. Excluding foreign currency translation, net revenues increased primarily from:

•	$20 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from growth in vacation rental transactions;

•	$8 million of higher revenues at our hotel group business primarily from the impact of fees charged for our global franchise conference; and

•	$7 million of incremental revenue from acquisitions at our destination network business.

Such increases were partially offset by a $9 million reduction of revenues at our vacation ownership business primarily from lower net VOI sales resulting from a higher provision for loan losses.

Expenses decreased $7 million (0.6%) for the three months ended September 30, 2016 compared with the same period last year. Foreign currency favorably impacted expenses by $9 million. Excluding foreign currency, expenses increased primarily from:

•	$6 million of higher restructuring costs;

•	$5 million of incremental expenses related to acquisitions at our destination network business; and

•	a $4 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months.

Such increases were offset by (i) the absence of a $7 million non-cash impairment charge during the third quarter of 2015 and (ii) $7 million of lower expense related to the anticipated termination of a management contract which resulted in a charge of $7 million and $14 million during the third quarter of 2016 and 2015, respectively.

Our effective tax rate increased from 34.9% during the three months ended September 30, 2015 to 35.8% during the three months ended September 30, 2016 primarily due to a lower tax benefit from the release of reserves resulting from the expiration of statutes of limitation during the third quarter of 2016.

As a result of these items, net income attributable to Wyndham shareholders increased $6 million (3.2%) as compared with third quarter of 2015.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2016 compared to September 30, 2015:

	Net Revenues			EBITDA
	2016	2015	% Change	2016		2015		% Change
Hotel Group	$364	$357	2.0	$107	(b)	$83	(f)	28.9
Destination Network	486	476	2.1	138	(c)	134	(g)	3.0
Vacation Ownership	744	750	(0.8)	189	(d)	200	(h)	(5.5)
Total Reportable Segments	1,594	1,583	0.7	434		417		4.1
Corporate and Other (a)	(21)	(19)	(10.5)	(32)	(e)	(35)	(i)	8.6
Total Company	$1,573	$1,564	0.6	$402		$382		5.2

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2016		2015
EBITDA				$402		$382
Depreciation and amortization				63		59
Interest expense				34		33
Interest income				(2)		(2)
Income before income taxes				307		292
Provision for income taxes				110		102
Net income				197		190
Net income attributable to noncontrolling interest				(1)		—
Net income attributable to Wyndham shareholders				$196		$190

(a)	Includes the elimination of transactions between segments.

(b)
Includes $7 million of costs associated with the anticipated termination of a management contract and $3 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(c)	Includes $4 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(d)	Includes $6 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities.

(e)
Includes (i) $32 million of corporate costs, (ii) $1 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and (iii) $1 million of a net benefit from the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

(f)
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

(g)	Includes $3 million of restructuring costs incurred as a result of a rationalization of our international operations.

(h)	Includes $1 million of restructuring costs incurred as a result of an organizational realignment of the sales function.

(i)	Includes $35 million of corporate costs.

Hotel Group

Net revenues and EBITDA increased $7 million (2.0%) and $24 million (28.9%), respectively during the three months ended September 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted revenues by $1 million and had no impact on EBITDA.
Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) declined $3 million compared to the prior year. Excluding an unfavorable foreign currency translation impact of $1 million, royalty revenue increased $2 million which was more than offset by $4 million of lower marketing, reservation and Wyndham Rewards revenues. An increase of 2.7% in global system size was offset by a 0.7% decline in global RevPAR. The decline in global RevPAR was primarily due to a 4.6% decline in international RevPAR partially offset by 1.9% increase in domestic RevPAR. The decrease in international RevPAR was principally the result of unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China. The growth in domestic RevPAR was primarily the result of a 4.6% increase in average daily rates partially offset by 2.6% decline in occupancy rates.
Revenues were favorably impacted by $13 million of fees charged for our global franchise conference during 2016 which were fully offset by conference expenses. Revenues increased $1 million and EBITDA remained flat from our owned hotels compared to the prior year primarily due to higher RevPAR and food and beverage sales. Such increases in revenues were offset by higher operating costs.
Hotel management reimbursable revenues decreased $6 million compared to the prior year resulting from property terminations. Ancillary services contributed an additional $3 million and $2 million of revenues and EBITDA, respectively due to growth in our co-branded credit card program.
EBITDA also reflects:

•	the absence of a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2015;

•
$7 million of lower expense related to the anticipated termination of a management contract which resulted in a charge of $7 million and $14 million during the three months ended September 30, 2016 and 2015, respectively;

•	$6 million of lower marketing expenses; and

•	$5 million of cost savings primarily associated with lower employee related costs.

As of September 30, 2016, we had approximately 7,930 properties and approximately 689,800 rooms in our system. Additionally, our hotel development pipeline included approximately 1,100 hotels and approximately 133,800 rooms, of which 60% were international and 66% were new construction.

Destination Network

Net revenues and EBITDA increased $10 million (2.1%) and $4 million (3.0%), respectively, during the three months ended September 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $19 million and $9 million, respectively.

Our acquisitions of vacation rentals brands contributed $7 million of incremental revenues and $2 million of incremental EBITDA during the third quarter of 2016.

Net revenues generated from rental transactions and related services increased $8 million. Excluding $7 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $18 million, net revenues generated from rental transactions and related services increased $19 million principally due to an 8.0% increase in rental transaction volume, partially offset by a 1.7% decline in average net price per vacation rental. The increase in rental transaction volume was driven by growth across our U.K. cottage and parks brands, our Denmark-based Novasol brand and our Netherlands-based Landal GreenParks brand. The decline in average net price per vacation rental was a result of the mix impact from higher growth in our more moderate product offerings primarily related to our U.K. cottages and parks brands.

Exchange and related services revenue, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing increased $2 million. Excluding an unfavorable foreign currency translation impact of $1 million, exchange and related services revenue increased $3 million primarily due to (i) a 1.4% increase in exchange revenue per member resulting from increased pricing for exchange and other related fees, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact, and (ii) a 0.9% increase in the average number of members principally resulting from new member growth in North America.

EBITDA was further impacted by:

•	$9 million of higher costs resulting from revenue increases;

•	$2 million of higher IT costs primarily related to growth initiatives; and

•	a $2 million non-cash impairment charge related to the write-down of an equity investment.

Such amounts were partially offset by $4 million of lower operating expenses at our U.K.-based James Villa Holidays brand associated with securing product cost at 2015 exchange rates prior to the 2016 currency devaluation of the British pound.

Vacation Ownership

Net revenues and EBITDA decreased $6 million (0.8%) and $11 million (5.5%), respectively during the three months ended September 30, 2016 compared with the same period of 2015. Foreign currency translation favorably impacted net revenues by $2 million.
Net VOI revenues decreased $7 million compared to the same period last year. Such decrease was primarily due to a $26 million increase in our provision for loan losses principally attributable to organized activities by third-parties to encourage customers to default on their timeshare loans, a higher percentage of VOIs financed and $16 million of higher gross VOI sales, net of WAAM Fee-for-service sales.
Excluding a $2 million favorable impact from foreign currency translation, gross VOI sales decreased $3 million compared to the same period last year primarily due to a 1.4% decrease in VPG partially offset by a 1.3% increase in tours. Such change in VPG and tours reflected our continued focus on new owner generation which resulted in higher tours and proportionally higher sales to new owners, that are generally less efficient than sales to existing owners.
Commission revenues generated from WAAM Fee-for-Service decreased $10 million compared to the prior year resulting from lower WAAM Fee-for-Service VOI sales as we continue to shift our focus on utilizing our WAAM Just-in-Time inventory. EBITDA was flat compared to last year as the decrease in commission revenues was offset by lower expenses for such WAAM VOI sales.
Consumer financing revenues and EBITDA increased $4 million and $3 million, respectively compared to the same period last year. Such increases were due to a higher weighted average interest rate earned and a higher average contract receivables portfolio balance. In addition, EBITDA was unfavorably impacted by higher interest expense resulting from an increase in the weighted average interest rate on our securitized debt to 3.7% from 3.5%, partially offset by a lower average securitized debt balance. As a result, our net interest income margin increased to 83.1% compared to 82.9% during 2015.
Property management revenues and EBITDA increased by $9 million and $2 million, respectively compared to the prior year primarily as a result of higher reimbursable revenues and management fees.
In addition, EBITDA was unfavorably impacted by:

•	an $11 million increase in marketing costs principally due to tour growth and our continued focus on new owner generation which yield a higher cost per tour;

•
$9 million of higher sales and commission expenses resulting from unfavorable commission rates and a $16 million increase in Gross VOI sales, net of WAAM Fee-for-Service, as we continue to shift the mix of our Gross VOIs by reducing our focus on WAAM Fee-for-Service VOI sales;

•	$5 million of higher restructuring charges; and

•	$4 million of higher maintenance fees for unsold inventory.

Such decreases in EBITDA were partially offset by $20 million of lower expenses primarily associated with employee related costs.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $2 million during the three months ended September 30, 2016 compared to 2015.
Corporate expenses (excluding intercompany expense eliminations) decreased $3 million during the three months ended September 30, 2016 compared to the prior year. Excluding a $1 million net benefit related to the resolution and adjustment of certain liabilities resulting from our Separation, corporate expenses decreased $4 million primarily the result of lower employee related costs partially offset by higher expenses associated with our restructuring initiative.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. NINE MONTHS ENDED SEPTEMBER 30, 2015
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$4,279	$4,224	$55
Expenses	3,476	3,417	(59)
Operating income	803	807	(4)
Other (income)/expense, net	(19)	(11)	8
Interest expense	102	89	(13)
Early extinguishment of debt	11	—	(11)
Interest income	(6)	(7)	(1)
Income before income taxes	715	736	(21)
Provision for income taxes	267	265	(2)
Net income	448	471	(23)
Net income attributable to noncontrolling interest	(1)	—	(1)
Net income attributable to Wyndham shareholders	$447	$471	$(24)

Net revenues increased $55 million (1.3%) for the nine months ended September 30, 2016 compared with the same period last year. Foreign currency translation unfavorably impacted revenues by $40 million. Excluding foreign currency translation, net revenues increased primarily from:

•	$37 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from growth in vacation rental transactions;

•	$26 million of higher revenues at our vacation ownership business primarily resulting from an increase in property management revenues;

•
$26 million of incremental revenues (inclusive of $8 million at our hotel group business related to reimbursable fees, which have no impact on EBITDA) resulting from acquisitions at our hotel group and destination network businesses; and

•	$6 million of higher revenues at our hotel group business primarily due to an increase in ancillary services.

Expenses increased $59 million (1.7%) for the nine months ended September 30, 2016 compared with the same period last year. Foreign currency favorably impacted expenses by $25 million. Excluding foreign currency, expenses increased primarily from:

•	$35 million of higher expenses from operations primarily related to the revenue increases;

•	a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate;

•	$19 million of incremental expenses related to acquisitions at our hotel group and destination network businesses;

•	a $14 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months; and

•	$6 million of higher restructuring costs.

Such increases were offset by (i) the absence of a $7 million non-cash impairment charge during the third quarter of 2015 and (ii) $7 million of lower expense related to the anticipated termination of a management contract which resulted in a charge of $7 million and $14 million during the third quarter of 2016 and 2015, respectively.

Other income, net increased $8 million for the nine months ended September 30, 2016 compared with the same period last year primarily from settlements of business interruption claims received at our vacation ownership business.

Interest expense increased $13 million for the nine months ended September 30, 2016 compared with the same period last year primarily due to a higher average effective interest rate resulting from the termination of interest rate swaps during the second quarter of 2015 and the impact of the 5.10% senior unsecured notes issued in September 2015.

During the nine months ended September 30, 2016, we incurred $11 million of expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rate increased from 36.0% during the nine months ended September 30, 2015 to 37.3% during the nine months ended September 30, 2016 primarily due to the lack of a tax benefit on the Venezuelan foreign exchange devaluation loss of $24 million incurred during the first quarter of 2016.

As a result of these items, net income attributable to Wyndham shareholders decreased $24 million (5.1%) as compared to the nine months ended September 30, 2015.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2016 compared to September 30, 2015:

	Net Revenues			EBITDA
	2016	2015	% Change	2016		2015		% Change
Hotel Group	$993	$983	1.0	$291	(b)	$255	(f)	14.1
Destination Network	1,255	1,228	2.2	303	(c)	323	(g)	(6.2)
Vacation Ownership	2,089	2,067	1.1	512	(d)	513	(h)	(0.2)
Total Reportable Segments	4,337	4,278	1.4	1,106		1,091		1.4
Corporate and Other (a)	(58)	(54)	(7.4)	(97)	(e)	(100)	(i)	3.0
Total Company	$4,279	$4,224	1.3	$1,009		$991		1.8

Reconciliation of EBITDA to Net income attributable to Wyndham shareholders

				2016		2015
EBITDA				$1,009		$991
Depreciation and amortization				187		173
Interest expense				102		89
Early extinguishment of debt				11		—
Interest income				(6)		(7)
Income before income taxes				715		736
Provision for income taxes				267		265
Net income				448		471
Net income attributable to noncontrolling interest				(1)		—
Net income attributable to Wyndham shareholders				$447		$471

(a)	Includes the elimination of transactions between segments.

(b)
Includes $7 million of costs associated with the anticipated termination of a management contract and $3 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(c)
Includes (i) a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela, (ii) $4 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and (iii) $1 million of acquisition costs.

(d)	Includes $6 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities.

(e)
Includes (i) $97 million of corporate costs, (ii) $1 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and (iii) $1 million of a net benefit from the resolution of and adjustment to certain contingent liabilities and assets resulting from our Separation.

(f)
Includes (i) $14 million of costs associated with the anticipated termination of a management contract, (ii) a $7 million non-cash impairment charge related to the write-down of terminated in process technology projects resulting from the decision to outsource its reservation system to a third-party provider, (iii) $4 million of restructuring costs incurred as a result of an organizational realignment of brand services and call center operations and (iv) $3 million of costs incurred in connection with the Dolce acquisition.

(g)
Includes (i) $3 million of restructuring costs incurred as a result of a rationalization of our international operations and (ii) a $1 million reversal of a portion of the restructuring reserve established during the fourth quarter of 2014.

(h)	Includes $1 million of restructuring costs incurred as a result of an organizational realignment of the sales function.

(i)	Includes $100 million of corporate costs.

Hotel Group

Net revenues and EBITDA increased $10 million (1.0%) and $36 million (14.1%), respectively during the nine months ended September 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted revenues and EBITDA by $3 million and $2 million, respectively.
Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) declined $3 million compared to the prior year. Excluding an unfavorable foreign currency translation impact of $3 million, royalty revenues increased $2 million which were fully offset by a reduction in marketing, reservation and Wyndham Rewards revenues. An increase of 2.7% in global system size was offset by a 2.0% decline in global RevPAR. The decline in global RevPAR was primarily due to a 7.6% decline in international RevPAR partially offset by 1.3% increase in domestic RevPAR. The decrease in international RevPAR was principally the result of unfavorable currency translation and the impact of room growth in lower RevPAR markets, specifically China. The growth in domestic RevPAR was primarily the result of a 3.3% increase in average daily rates partially offset by 2.0% decline in occupancy rates.
Revenues and EBITDA increased $3 million and $1 million, respectively from our owned hotels compared to the prior year primarily due to higher RevPAR and favorable food and beverage revenues. Such increases in revenues were partially offset by higher operating costs.
Revenues and EBITDA from other franchise fees each decreased $1 million primarily from lower termination fees. Ancillary services contributed an additional $9 million and $7 million of revenues and EBITDA, respectively due to growth in our co-branded credit card program.
EBITDA was also favorably impacted by:

•	the absence of a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2015;

•
$7 million of lower expense related to the anticipated termination of a management contract which resulted in a charge of $7 million and $14 million during the third quarter of 2016 and 2015, respectively;

•	$7 million of lower marketing expenses;

•	$9 million of lower expenses primarily related to employee related costs; and

•	the absence of $3 million of Dolce integration and deal costs incurred during 2015.

Destination Network

Net revenues increased $27 million (2.2%) and EBITDA decreased $20 million (6.2%) during the nine months ended September 30, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $33 million and $14 million, respectively. EBITDA also reflected a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands contributed $18 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $4 million of incremental EBITDA during the nine months ended September 30, 2016.

Net revenues generated from rental transactions and related services increased $27 million. Excluding $17 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $25 million, net revenues generated from rental transactions and related services increased $35 million principally due to a 6.4% increase in rental transaction volume, partially offset by a 1.1% decline in average net price per vacation rental. The increase in volume was driven by growth across our Denmark-based Novasol brand, our U.K. cottage and parks brands and our Netherlands-based Landal GreenParks brand. The decline in average net price per vacation rental was a result of the mix impact from higher growth in our more moderate product offerings primarily related to our U.K. cottages and parks brands.

Exchange and related services revenue, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $3 million. Excluding an unfavorable foreign currency translation impact of $8 million, exchange and related services revenue increased $5 million primarily due to (i) a 0.7% increase in the average number of members principally resulting from new member growth in North America and (ii) a 0.4% increase in exchange revenue per member resulting from increased pricing for exchange and other related fees, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact.

In addition, EBITDA was unfavorably impacted by:

•	$26 million of higher costs resulting from revenue increases;

•	$4 million of higher IT costs primarily related to growth initiatives;

•	the absence of a $4 million benefit from a reserve reversal for value-added taxes resulting from a favorable ruling during the first quarter of 2015; and

•	a $2 million non-cash impairment charge related to the write-down of an equity investment.

Such amounts were partially offset by (i) $5 million of lower operating expenses at our U.K.-based James Villa Holidays brand associated with securing product cost at 2015 exchange rates prior to the 2016 currency devaluation of the British pound and (ii) a $2 million favorable impact from foreign exchange transactions and foreign exchange contracts.

EBITDA also benefited by $3 million from the settlement of business disruption claims received during both 2016 and 2015 related to the 2010 Gulf of Mexico oil spill.

Vacation Ownership

Net revenues increased $22 million (1.1%) and EBITDA decreased $1 million (0.2%), respectively, during the nine months ended September 30, 2016 compared with the same period of 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $4 million and $1 million, respectively.
Net VOI revenues decreased $10 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $3 million, net VOI revenues decreased $7 million. Such decrease was primarily due to (i) a $72 million increase in our provision for loan losses principally attributable to organized activities by third-parties to encourage customers to default on their timeshare loans and a higher amount of VOIs financed and (ii) the absence of $11 million of VOI revenues recognized under percentage-of-completion accounting during the same period of 2015. Such decreases were partially offset by $73 million of higher gross VOI sales, net of WAAM Fee-for-service sales.

Excluding a $3 million unfavorable impact from foreign currency translation, Gross VOI sales increased $56 million (3.8%) compared to the same period last year primarily due to a 3.5% increase in tours as a result of our continued focus on targeting new owner generation. VPG remained flat compared to the prior year.

Commission revenues decreased $9 million compared to the prior year resulting from lower WAAM Fee-for-service VOI sales as we continue to shift our focus on utilizing our WAAM Just-in-Time inventory. EBITDA generated from WAAM Fee-for-Service increased $2 million primarily due to lower sales expenses on such VOI sales.
Consumer financing revenues and EBITDA increased $9 million and $8 million, respectively compared to the same period last year. Such increases were due to a higher weighted average interest rate earned and a larger average portfolio balance. EBITDA was also impacted by higher interest expense resulting from an increase in the weighted average interest rate on our securitized debt to 3.6% from 3.5% partially offset by a lower average securitized debt balance. As a result, our net interest income margin increased to 83.1% compared to 82.7% during 2015.
Property management revenues and EBITDA increased by $32 million and $11 million compared to the prior year primarily as a result of higher reimbursable revenues and management fees.
In addition, EBITDA was unfavorably impacted by:

•	a $26 million increase in marketing costs due to tour growth and our continued focus on new owner generation which yield a higher cost per tour;

•	$15 million of higher sales and commission expenses primarily due to $73 million of higher gross VOI sales, net of WAAM Fee-for-Service; and

•	$5 million of higher restructuring charges.

Such decreases in EBITDA were partially offset by:

•
a $9 million reduction in the cost of VOIs sold primarily due to the favorable impact on estimated inventory recoveries resulting from an increase in the provision for loan losses partially offset by (i) higher costs related to the increase in VOI sales and (ii) higher average product costs;

•	$9 million received during 2016 resulting from the settlement of several business interruption claims; and

•	an $18 million decrease in expenses associated with lower employee related costs and favorable legal settlements.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $4 million during the nine months ended September 30, 2016 compared to 2015.

Corporate expenses (excluding intercompany expense eliminations) decreased $3 million during the nine months ended September 30, 2016 compared to the prior year primarily due to lower information technology and employee related costs partially offset by higher expenses associated with our restructuring initiative.

RESTRUCTURING PLANS

During the third quarter of 2016, we recorded $14 million of restructuring initiatives primarily focused on enhancing organizational efficiency and rationalizing existing facilities which resulted in the closure of three vacation ownership sales offices during October 2016. In connection with these initiatives, we recorded $12 million of personnel-related costs and a $2 million non-cash charge. The remaining liability of $12 million as of September 30, 2016 is expected to be paid primarily by the end of 2017. We anticipate annual net savings from such initiatives to be $20 million.

During 2015, we recorded $8 million of costs associated with restructuring activities focused on a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. In connection with these initiatives, we initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. We subsequently reversed $2 million of previously recorded personnel-related costs and reduced our liability with $2 million of cash payments. During the nine months ended September 30, 2016, we paid our remaining liability with $3 million of cash payments.

We have additional restructuring plans which were implemented prior to 2015. The remaining liability of $1 million as of September 30, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2016	December 31, 2015	Change
Total assets	$9,743	$9,591	$152
Total liabilities	8,946	8,638	308
Total equity	797	953	(156)

Total assets increased $152 million from December 31, 2015 to September 30, 2016 primarily due to:

•	a $161 million increase in cash and cash equivalents primarily due to seasonality in our vacation rentals businesses and growth within our international operations;

•
a $55 million increase in inventory resulting from (i) current year spend on vacation ownership development projects and (ii) the transfer of property and equipment to inventory, partially offset by VOI sales; and

•	a $50 million increase in vacation ownership contract receivables primarily due to net loan originations exceeding principal collections and loan loss provision.

Such increases in assets were partially offset by:

•	a $44 million decrease in trade receivables principally due to collections on advanced bookings resulting from seasonality at our vacation rentals business; and

•
a $41 million reduction in net property and equipment resulting from (i) $160 million of current year depreciation and (ii) the transfer of property and equipment to VOI inventory, partially offset by $136 million of property and equipment additions.

Total liabilities increased $308 million from December 31, 2015 to September 30, 2016 primarily due to $276 million increase in long term debt and a $44 million increase in deferred income taxes primarily related to higher gross VOI sales.

Total equity decreased $156 million from December 31, 2015 to September 30, 2016 primarily due to $475 million of stock repurchases and $173 million of dividends, partially offset by $447 million of net income attributable to Wyndham shareholders.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of September 30, 2016, we had $1.1 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity under our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of September 30, 2016, we had $404 million of outstanding commercial paper borrowings, all under the U.S. program.

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

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2018, has a total capacity of $650 million and available capacity of $370 million as of September 30, 2016.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by/(used in)
Operating activities	$786	$817	$(31)
Investing activities	(172)	(244)	72
Financing activities	(442)	(477)	35
Effects of changes in exchange rates on cash and cash equivalents	(11)	(20)	9
Net change in cash and cash equivalents	$161	$76	$85

Operating Activities

Net cash provided by operating activities decreased $31 million compared to the prior year. Such decline reflects a $156 million increase in cash utilized for working capital (net change in assets and liabilities) primarily due to an increase in vacation ownership contract receivables resulting from higher originations, and a reduction in accrued expenses associated with lower employee related costs, partially offset by the timing of income tax payments.

Net income adjusted for non-cash items increased cash from operations by $125 million compared to the prior year primarily due to an increase in provision for loan losses and deferred income taxes, partially offset by an unfavorable impact from the devaluation of the exchange rate of Venezuela.

Investing Activities

Net cash used in investing activities decreased $72 million compared to the prior year, principally reflecting $60 million of lower acquisition payments.

Financing Activities

Net cash used in financing activities decreased by $35 million compared to last year, principally the result of (i) $54 million of higher net borrowings on non-securitized debt and (ii) $46 million of higher net borrowings on securitized vacation ownership debt partially offset by $66 million of lower net proceeds received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase.

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

During the nine months ended September 30, 2016, we spent $135 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2016, we anticipate spending $195 million to $205 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2016 through 2020 is expected to be approximately $225 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $136 million on capital expenditures during the nine months ended September 30, 2016, primarily on information technology enhancement projects and renovations at our owned Rio Mar hotel and chalets at our Landal GreenParks business.

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

Under our current stock repurchase program, we repurchased 6.8 million shares at an average price of $70.35 for a cost of $475 million during the nine months ended September 30, 2016. From August 20, 2007 through September 30, 2016, we repurchased 86 million shares at an average price of $48.70 for a cost of $4.2 billion.

As of September 30, 2016, we have repurchased under our current and prior stock repurchase programs a total of 111 million shares at an average price of $44.99 for a cost of $5.0 billion since our Separation.

During the period October 1, 2016 through October 25, 2016, we repurchased an additional 0.7 million shares at an average price of $67.66 for a cost of $50 million. We currently have $841 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31, June 30 and September 30, 2016, we paid cash dividends of $0.50 per share ($169 million in aggregate). During each of the quarterly periods ended March 31, June 30 and September 30, 2015, we paid cash dividends of $0.42 per share ($153 million in aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2016, our consolidated interest coverage ratio was 10.1 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2016, our consolidated leverage ratio was 2.4 times. Covenants in the credit facility and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2016, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2016, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2018 and capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs.

As of September 30, 2016, we had $370 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $1.25 billion. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of September 30, 2016, we had $404 million of outstanding borrowings and the total available capacity was $846 million under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $503 million outstanding as of September 30, 2016. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of September 30, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $45 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/16 - 9/30/17	10/1/17 - 9/30/18	10/1/18 - 9/30/19	10/1/19 - 9/30/20	10/1/20 - 9/30/21	Thereafter	Total
Securitized debt (a)	$200	$193	$430	$202	$215	$858	$2,098
Long-term debt (b)	333	478	26	497	542	1,475	3,351
Interest on debt (c)	176	162	151	139	103	133	864
Operating leases	86	70	56	42	33	173	460
Purchase commitments (d)	201	121	58	25	27	48	480
Inventory sold subject to conditional repurchase (e)	106	105	69	38	56	30	404
Separation liabilities (f)	6	28	—	—	—	—	34
Total (g) (h)	$1,108	$1,157	$790	$943	$976	$2,717	$7,691

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)
Includes $300 million of senior unsecured notes due during March 2017 which we intend to refinance on a long-term basis and have the ability to do so with available capacity under our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Includes (i) $164 million for information technology activities, (ii) $101 million for marketing related activities and (iii) $131 million relating to the development of vacation ownership properties, of which $44 million is included within total liabilities on the Consolidated Balance Sheet.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 6 – Inventory for further detail) of which $131 million are included within total liabilities on the Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 17 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes a $38 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(h)
Excludes other guarantees at our hotel group business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Note 12– Commitments and Contingencies for further details).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2016 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $7 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our commercial paper, term loan, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was approximately $1 billion at September 30, 2016. A 100 basis point change in the underlying interest rates would result in approximately a $10 million increase or decrease on our annual interest expense.

As such, we believe that a 10% change in interest and foreign currency exchange rates would not have a material effect on our prices, earnings, fair values and cash flows.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2016, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 12 to the Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended September 30, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 1-31, 2016	773,400	$73.11	773,400	$984,413,214
August 1-31, 2016	690,400	$70.27	690,400	$935,899,376
September 1-30, 2016	657,112	$68.27	657,112	$891,035,509
Total	2,120,912	$70.69	2,120,912	$891,035,509
(*) Includes 93,654 shares purchased for which the trade date occurred during September 2016 while settlement occurred during October 2016.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program seven times, most recently on February 8, 2016 for $1.0 billion, bringing the total authorization under the program to $5.0 billion. Under our current and prior stock repurchase plans, the total authorization is $5.8 billion.
During the period October 1, 2016 through October 25, 2016, we repurchased an additional 0.7 million shares at an average price of $67.66. We currently have $841 million of remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 26, 2016	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: October 26, 2016	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1
Seventh Amendment, dated as of August 23, 2016, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

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