Form 10-K
period 2016-12-31
WYNDHAM WORLDWIDE CORP
filed 2017-02-17
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016, was $7,718,053,995. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2017, the registrant had outstanding 104,978,938 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

•
Wyndham Hotel Group is the world’s largest hotel company based on the number of properties, with 8,035 hotels and over 697,600 hotel rooms worldwide. We franchise in the upscale, upper midscale, midscale, economy and extended stay segments with a concentration in economy brands. We also provide property management services for full-service and select limited-service hotels. This is predominantly a fee-for-service business that produces recurring revenue streams with steady cash flow and low capital investment requirements.

•
Wyndham Destination Network is the world’s largest provider of professionally managed, unique vacation accommodations based on the number of accommodations. We have the world’s largest vacation exchange network with 3.8 million members. Our overall network has over 121,000 vacation accommodations, located in over 110 countries and territories and includes cottages, villas, chalets, vacation ownership condominiums, fractional resorts, second homes, yachts, private residence clubs, traditional hotel rooms and city apartments. This is primarily a fee-for-service business that provides stable revenue streams and produces strong cash flow.

•
Wyndham Vacation Ownership is the world’s largest timeshare (also known as vacation ownership) business based on the number of resorts, units, owners and revenues, with 219 resorts and over 887,000 owners. We develop and market

Vacation Ownership Interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts.

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

How we create value for our shareholders

Our mission is to increase shareholder value by offering the widest ranges of places to stay thereby allowing customers to experience travel the way they want. Our collective brands provide travelers with more than 129,000 places to stay in over 110 countries and territories on six continents. Our strategies to achieve these objectives are to:

•	Strategically allocate capital to expand our fee-for-service business models;

•	Increase cash flow and profitability through superior execution;

•	Develop innovative services and products to meet the evolving needs of customers; and

•	Further develop our world class capabilities by strengthening our brands, attracting and developing the best talent and investing in technology.

We provide value-added services and products and also support and promote green and diversity initiatives to enhance the travel experience of the individual consumer and to drive revenues to our business customers.

All of our businesses have both domestic and international operations. During 2016, we derived 76% of our revenues in the U.S. and 24% internationally (approximately 13% in Europe and 11% in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 21 to the Consolidated Financial Statements included in this Annual Report.

History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. HFS initially began as a hotel franchisor that later expanded to include the addition of the vacation exchange business. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation, which then further expanded with the addition of the vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation (“Wyndham” or the “Company”), to the holders of Cendant common stock issued and outstanding as of July 21, 2006 (the record date for the distribution). The separation was effective on July 31, 2006. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN”.

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

Our portfolio of well-known hospitality brands was assembled over the past twenty-seven years. The following is a timeline of some of our acquisitions:

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
2016
Fen Hotels
Blue Chip Holidays
Dayz ApS

BUSINESS DESCRIPTIONS
The following is a description of each of our three business segments, Wyndham Hotel Group, Wyndham Destination Network and Wyndham Vacation Ownership, and the industries in which they compete.

WYNDHAM HOTEL GROUP
Hotel Industry
Regions
The global hotel market consists of approximately 172,000 hotels with combined annual revenues of approximately $468 billion. This represents over 16.2 million rooms, of which approximately 54% are affiliated with a brand. The market is geographically concentrated with the top 20 countries accounting for over 81% of total rooms.

The regional distribution of the hotel industry consists of the following (according to Smith Travel Research Global (“STR”)):

		Room Supply	Revenues	Brand
Region	Hotels	(millions)	(billions)	Affiliation
United States/Canada	60,289	5.5	$161	70%
Europe	61,206	4.5	142	40%
Asia Pacific	33,082	4.3	110	52%
Latin America/Middle East	17,345	1.9	55	43%

Business Models
Companies in the hotel industry operate primarily under one of the following business models:

•
Franchise - Under the franchise model, a company typically grants the use of a brand name to a hotel owner in exchange for royalty fees that are typically a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. As of December 31, 2016, we had 7,923 franchised properties in our hotel portfolio.

•
Management - Under the management model, a company provides professional oversight and comprehensive operations support to hotel owners in exchange for base management fees that are typically a percentage of hotel revenue. A company can also earn incentive management fees which are tied to the financial performance of the hotel. As of December 31, 2016, we had 110 managed properties in our hotel portfolio.

•
Ownership - Under the ownership model, a company owns hotels and bears all financial risks and rewards relating to the hotel, including appreciation and depreciation in the value of the property. As of December 31, 2016, we had two owned hotels in our portfolio.

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

The U.S. is the most dominant country in the global lodging market with approximately 32% of global room revenues. The following table displays trends in the key revenue metrics for the U.S. lodging industry over the last six years and for 2017 (estimate):

Year	Occupancy	ADR	RevPAR (*)
2011	60.0%	$101.77	$61.06
2012	61.4%	106.05	65.13
2013	62.3%	110.03	68.51
2014	64.4%	115.14	74.12
2015	65.4%	120.30	78.68
2016	65.5%	123.97	81.19
2017 Estimate	65.3%	127.21	83.09

(*) RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
Sources: STR (2011-2016), PricewaterhouseCoopers (“PwC”) (2016). 2017 estimated data is as of January 2017.

The U.S. lodging industry experienced positive RevPAR performance over the prior year primarily resulting from higher ADR and an increase in U.S. occupancy of 0.2% to 65.5% in 2016. The ADR growth was driven by strong momentum in both transient and group demand. During 2016, ADR grew 3.1% to $123.97. As a result of the ADR gain, the U.S. lodging industry experienced RevPAR growth of 3.2% in 2016.

According to PwC’s most recent outlook on the Hospitality and Leisure Industry, the prospects of lower taxes, reduced regulations, and updated trade policies are expected to support growth in transient demand. However, other demand-side concerns continue to linger, including the strength of the U.S. dollar and its impact on inbound international travel. As a result, demand growth is expected to moderate in 2017. Supply growth is expected to continue in 2017 and is projected to outpace demand growth, resulting in a marginal decline in occupancy levels to 65.3%. Aided by an expected increase in transient demand, ADR growth is expected to drive a 2017 RevPAR increase of 2.3%. Certain industry experts project RevPAR in the U.S. to grow at a 2.5% compounded annual growth rate from 2018 to 2020.

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

Wyndham Hotel Group Overview
Wyndham Hotel Group is the world’s largest hotel franchisor based on number of properties, with 7,923 franchised hotels and over 697,600 hotel rooms worldwide, and is a leader in the economy segment. Our franchise business is easily adaptable to changing economic environments due to low operating cost structures. This, in combination with recurring fee streams, yields high margins and predictable cash flows. Ongoing capital requirements are relatively low and mostly limited to technology expenditures which support core capabilities. We may employ key money incentives and other forms of financial support to generate new business and to assist franchisees and hotel owners in converting to one of our brands or building new hotels under a Wyndham Hotel Group brand.

Our owned hotel portfolio currently consists of the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico (“Rio Mar hotel”) and the Wyndham Grand Orlando Bonnet Creek (“Bonnet Creek hotel”). Both hotels represent mixed-use opportunities which allow us to introduce our hotel guests to the vacation ownership product.

The following table provides operating statistics for each brand in our system as of and for the year ended December 31, 2016:

Brand	Primary Segment (a)	Total Hotels	Rooms
			Total	North America (b)	Latin America	EMEA	Asia/Pacific	RevPAR
	Economy	2,793	177,191	106,101	350	422	70,318	$27.84
	Economy	1,792	143,610	124,306	231	3,777	15,296	34.44
	Midscale	866	120,809	53,594	4,471	31,458	31,286	39.50
	Upscale	247	54,143	26,387	8,834	6,920	12,002	60.44
	Economy	369	42,346	21,105	2,824	243	18,174	30.47
	Midscale	436	34,614	34,496	118	—	—	36.57
	Economy	402	29,604	29,604	—	—	—	35.74
	Economy	336	24,224	22,705	595	—	924	39.55
	Economy	377	22,912	22,912	—	—	—	22.90
	Upper Midscale	115	16,370	353	2,934	13,018	65	51.06
	Midscale	149	13,703	13,527	176	—	—	56.84
	Midscale	111	10,959	10,307	—	652	—	54.60
	Upper Upscale	21	4,951	3,655	—	1,296	—	85.17
	Upper Midscale	11	1,464	—	1,464	—	—	53.39
	Upper Midscale	10	707	—	707	—	—	51.29
Total		8,035	697,607	469,052	22,704	57,786	148,065	$36.67

(a)
This reflects the primary chain scale segments served using the STR Global definition and method as of December 2016. STR Global is U.S. centric and categorizes a hotel chain, or brand, based on ADR in the U.S. We utilized these chain scale segments to classify our brands both in the U.S. and internationally.

(b)	Comprised of U.S., Canada and Puerto Rico.

The following table depicts our geographic distribution and key operating statistics by region:

	# of	# of
Region	Properties	Rooms	Occupancy	ADR	RevPAR (a)
United States (b)	5,525	429,020	53.0%	$75.05	$39.77
Canada	506	40,032	50.8%	78.44	39.84
Europe/Middle East/Africa	409	57,786	62.3%	75.79	47.18
Asia/Pacific (c)	1,406	148,065	56.9%	38.78	22.06
Latin America	189	22,704	51.2%	63.13	32.33
Total	8,035	697,607	54.4%	67.44	36.67

(a)	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.

(b)	Includes properties located in Puerto Rico.

(c)	China represents 91% of the total region with the majority of our hotels in China being under master franchise agreements.

The number of hotel group properties and rooms in operation by primary chain scale segment is as follows:

	As of December 31,
	2016		2015		2014
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy	6,069	439,887	5,941	431,885	5,875	430,803
Midscale	1,562	180,085	1,502	174,753	1,456	169,193
Upper Midscale	136	18,541	121	17,355	119	16,965
Upscale	247	54,143	225	48,753	195	43,865
Upper Upscale	21	4,951	23	5,296	—	—
Total	8,035	697,607	7,812	678,042	7,645	660,826

These chain scale segments are utilized to classify our brands in the North America region. For illustrative purposes, we also reflected our international properties and rooms under these categories.

The number of hotel group properties and rooms changed as follows:

	As of December 31,
	2016		2015		2014
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	7,812	678,042	7,645	660,826	7,485	645,423
Additions (*)	664	62,401	643	65,807	619	61,657
Terminations	(441)	(42,836)	(476)	(48,591)	(459)	(46,254)
Ending balance	8,035	697,607	7,812	678,042	7,645	660,826

(*)	During 2016, 65% of our room additions were conversions. Acquisitions accounted for 2,171 and 5,530 room additions during 2016 and 2015, respectively.

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

We also earn marketing fees from the Wyndham Rewards loyalty program when a member stays at a participating hotel. Revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stays. These fees reimburse us for expenses associated with member redemptions and the overall administration and marketing of the program. In addition, we earn revenue from our co-branded Wyndham Rewards credit card program which is primarily generated by cardholder spending activity and the enrollment of new cardholders. This program is designed to further incentivize loyalty to our brands.

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

For guests who choose to book their hotel stay in advance through our distribution platform, we booked over $4 billion in room revenue on behalf of hotels within our system (including bookings under our global sales agreements). This represents 48% of total room revenues at these hotels, compared to 45% during 2015.

A key strategy for reservation delivery is the continual investment in our e-commerce capabilities (websites, mobile and other online channels), as well as the deployment of advertising spend to drive online traffic to our proprietary e-commerce channels. This strategy also encompasses marketing agreements we have with travel related search websites and affiliate networks, and other initiatives to drive business directly to our online channels. In addition, to ensure our franchisees receive bookings from OTAs and other third-party internet sources, we provide direct connections between our central reservations systems and strategic third-party internet booking sources. These direct connections allow us to deliver more accurate and consistent rates and inventory rooms, send bookings directly to our central reservation systems without interference or delay and reduce our franchisee distribution costs.

As part of our strategy to bring industry leading technology to our hotel owners, in late 2015 we began migrating our multiple reservations systems to Sabre Corporation’s SynXis Central Reservations solution. This web-based solution provides our hotel owners with distribution of rates and inventory through all online and offline distribution channels; connectivity to global distribution systems, online travel agents, website and mobile booking engines; and seamless integration of property, revenue management, loyalty and content systems, providing holistic views of hotel guests and revenue. As of December 31, 2016, four of our fifteen hotel brands have migrated to SynXis Central Reservations. The remainder of our portfolio is expected to migrate by the end of 2017.

Property Services
Our worldwide teams of industry veterans continually collaborate with franchisees on all aspects of their operations, and create detailed and individualized strategies for success. We are able to make meaningful contributions to hotel operations, which result in higher revenues for our hotel owners by providing key services including system integration, operations support, training, strategic sourcing, and development planning and construction.

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

Wyndham Rewards is the largest lodging loyalty program as measured by number of participating hotels in the lodging industry. Members earn points by staying in one of our participating branded hotels or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. Points may be redeemed for a variety of reward options, including airline travel, resort vacations, event tickets, gift certificates for leading retailers and restaurants, and more. Members can also redeem points (“go free”) or a combination of points plus cash (“go fast”) for hotel free night stays. During 2016, WHG introduced four distinct member levels to the Wyndham Rewards program (Blue, Gold, Platinum and Diamond) that provide members with additional benefits that increase by level. During 2016, 85% of all points redeemed were for go free and go fast awards, demonstrating the impact of the program in driving additional stays to our hotel owners. As part of our “Blue Thread” initiative, WHG expanded its global Rewards program during 2016 by allowing points to be redeemed at Wyndham Vacation Ownership resorts and at thousands of Wyndham Destination Network properties.

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

We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, social media marketing, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and highly targeted direct marketing. Our Best Available Rate guarantee gives consumers confidence to book directly with us by guaranteeing the same rates regardless of whether they book through our call centers, websites or other third-party channels. In May 2015, we implemented enhancements to our umbrella marketing strategy which allows us to better optimize the efficiency of our advertising dollars by strategically grouping brands together for select initiatives with the goal of driving more customers to our propriety websites and our loyalty program. These efforts drive tens of millions of consumer impressions.

Our global sales organization leverages the size and diversification of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a broad range of hotel guests including corporate business travel clients, corporate group clients, association markets, consortium and travel agent clients, wholesale leisure clients, social group clients, and specialty markets such as trucking companies and travel clubs. With over 8,000 hotels throughout the world, we are able to find more complete solutions for a client/company whose travel needs range from economy to upscale brands. Our acquisition of Dolce Hotels and Resorts (“Dolce”) in 2015 provides Wyndham with a portfolio of hotels that primarily cater to meeting and conference functions. In order to leverage multidimensional customer needs for our hotels, the sales team is deployed globally in key markets within Europe, Latin America, India, Canada, China, Singapore, Australia, the Middle East and the U.S.

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

We also provide hotel owners with property management system software that synchronizes each hotel’s inventory with our central reservations platform. In 2015 we began migrating our more than 4,500 North American economy properties to Sabre’s software-as-a-service property management system. We are concurrently partnering with Infor to roll out an integrated, software-as-a service automated hospitality revenue management system. This new system simplifies the revenue management process by automatically analyzing each hotel’s booking data on a daily basis, recognizing trends and patterns, and providing our hotel owners with rate and inventory management recommendations to help optimize the hotel’s demand. The Sabre and Infor solutions create a platform that enables our hotel owners to more effectively manage their pricing and inventory, connect to a wider range of global distribution partners, utilize a broad array of currency and language capabilities and have access to a fully integrated customer profile and history tied into our Wyndham Rewards program. As of December 31, 2016, more than 3,300 of our North America properties have migrated to these cloud-based property management and revenue management systems. This roll out is expected to be completed in 2017.

New Property Development
Our development team consists of over 100 professionals in locations throughout the world, including Europe, Latin America, India, Canada, China, Singapore, Australia, the Middle East and the U.S. Our development team is focused on growing our franchise business and their efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands.

In addition, our development team is focused on growing our management business. Our hotel management business gives us access to development opportunities beyond pure play franchising transactions. When a hotel owner is seeking both a brand and a manager, we are able to couple these services into one offering. Over the past 3 years, we have focused on portfolio deals and grew our managed portfolio from 58 hotels as of December 31, 2013 to 110 hotels as of December 31, 2016.

The number of hotel group properties and rooms in our pipeline as of December 31, 2016 is as follows:

	Domestic		International		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Conversions	363	33,570	120	12,130	483	45,700
New Construction	215	21,044	413	71,517	628	92,561
Total	578	54,614	533	83,647	1,111	138,261

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

In other parts of the world, we employ both a direct franchise and master franchise model. We generally employ a master franchise model in regions where we can accelerate our growth and expansion through a strong in-market business partner. For example, while we employ a direct franchising model in China for our Wyndham and Ramada brands, we use a master franchise model for our Super 8, Days Inn and Howard Johnson brands. Similarly, within Canada, we generally employ a direct franchising model for our brands with the exception of our Days Inn and Travelodge brands, for which we use a master franchise model.

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

Strategies

Our strategy is to grow our profitability and create long-term shareholder value by:

•	strengthening the quality and global distribution of our iconic brands;

•	investing in and leveraging best in class technology platforms to meet the needs of today’s travelers; and

•	growing our industry leading marketing and Wyndham Rewards guest loyalty program;

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

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among approximately 5,536 franchisees, which reduces our exposure from any one franchisee. No one franchisee accounts for more than 13% of our franchised hotels.

WYNDHAM DESTINATION NETWORK
Industry
A large segment of leisure travel is delivered through non-hotel accommodations that include vacation ownership exchange and vacation rentals. These non-hotel accommodations provide leisure travelers access to a wide variety of leisure options that include privately-owned vacation homes, villas, cottages, apartments, condominiums, holiday parks and vacation ownership resorts.

Vacation exchange is a fee-for-service industry that offers services and products to timeshare developers and owners. To participate in a vacation exchange, a timeshare owner provides his or her interval to an exchange company’s network and receives the opportunity to use another owner’s interval at a different destination. The exchange company assigns a value to the owner’s interval based upon a number of factors, including destination and size of the timeshare unit, dates of the interval, and the amenities at the resort. Exchange companies generally derive revenues by charging fees for facilitating exchanges and through annual membership dues. In 2015, 30% of global timeshare owners (or 6.1 million) were vacation exchange members and they completed approximately 2.8 million exchanges.

Timeshare clubs, such as Club Wyndham Plus, WorldMark by Wyndham and Disney Vacation Club, give members the option to exchange both internally, within their collection of resorts, or through external exchange channels such as RCI. These clubs have been the largest driver of timeshare industry growth over the past several years. This long-term trend has a positive impact on the average number of members, but a negative effect on the number of exchange transactions per member and revenue per member as members exchange more often within their club.

The over $85 billion global vacation rentals industry is largely a fee-for-service business that offers vacation property owners the opportunity to rent their properties to leisure travelers. The industry is broadly divided into two segments. The first is the professionally managed rental segment, where the homeowner provides their property to an agent to rent, generally on an exclusive basis, and pays the agent a commission for marketing the property, managing bookings and providing quality assurance to the renter. The agent may also offer additional services such as daily housekeeping, on-site check-in, in-unit maintenance, and in-room guest amenities. The other segment of the industry is the rent-by-owner model whereby the property owner markets their home directly, typically through an online marketplace. The owner pays a fixed fee for a listing, usually regardless of whether the unit is rented, or a commission percentage for each booking. The property owner is responsible for marketing, housekeeping, maintenance and service issues and typically does not have the time, experience or resources to offer the same level of services as a professionally managed rental. Property owners also often find it cost prohibitive to subcontract out various elements of these services to various third-party vendors compared to securing one property rental manager.

The rent-by-owner segment generally does not offer instant booking ability for renters, with the exception of those utilizing certain third-party booking channels. Conversely, professionally managed vacation rental companies collect rent in advance and may offer accounting, housekeeping, maintenance and other services. After deducting the applicable commissions, professional managers remit the net amount due to the property owners. In addition to commissions, professionally managed vacation rental companies may earn revenues from rental customers through fees that are incidental to the rental of the properties, such as for travel services, local transportation, on-site services and insurance or similar types of products.

The global supply of vacation rental inventory is highly fragmented with much of it being made available by individual property owners. We believe that as of December 31, 2016, there were approximately 1.4 million properties in the U.S. and 4.4 million properties in Europe available for vacation rentals. In the U.S., vacation properties available for rental are primarily condominiums or stand-alone houses, whereas in Europe, rental offerings are more diverse, including individual homes, urban apartments and holiday park chalets.

The global demand for vacation rentals is approximately 81 million vacation weeks per year, of which, 59 million are rented by leisure travelers in Europe. We believe this demand has been growing for the following reasons: (i) the consumer value of renting a unit for an entire family, (ii) the increased use of the internet as a tool for facilitating vacation rental transactions and (iii) increased consumer awareness of vacation rental options. Demand for vacation rental properties is often regional since many leisure travelers rent properties within driving distance of their home.

Wyndham Destination Network Overview

Wyndham Destination Network is the world’s largest provider of professionally managed, unique vacation accommodations based on the number of accommodations. As the largest vacation rental manager, we go beyond connecting travelers with vacation suppliers, including affiliated timeshare developers and individual homeowners. We call it Peer-to-Peer Plus. For suppliers, we provide services such as yield management, marketing, cleaning, maintenance, reservations, billing and key handling. For vacationers, we offer great, hassle-free travel experiences across our diverse global portfolio by delivering the quality, consistency and service expected when booking through our trusted brands.

Our mission is to send people on the vacation of their dreams and, during 2016, we sent nearly 14 million people to their desired destinations. Through our industry-leading tools, expertise and brands, we create connections between suppliers and guests to maximize supplier utilization and guest experience. We are largely a fee-for-service business with strong and predictable cash flows.

Brands

RCI, our vacation exchange brand, operates three global vacation exchange programs: RCI Weeks, RCI Points and The Registry Collection. These programs serve a member base of timeshare and fractional owners who want flexibility and variety in their travel plans each year. RCI has over 40 years of industry experience and, together with The Registry Collection, has 3.8 million vacation exchange members. RCI generally retains approximately 90% of its members each year. In the vast majority of cases, RCI acquires new members when an affiliated timeshare developer pays for the initial term of an RCI membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a 1 or 2 year term, after which these new members may choose to renew directly with RCI. We also acquire a small percentage of new members directly online from the secondary vacation ownership market. In certain circumstances, renewals are paid for by the developer. Members are entitled to receive periodicals published by RCI and, for additional fees, to use the applicable exchange program and other services. RCI also offers Platinum level memberships, which provide exclusive benefits to Weeks and Points members.

RCI has relationships with over 4,300 vacation ownership resorts in over 110 countries and territories, located in North America, Europe, Latin America, South Africa, Caribbean, Asia Pacific and the Middle East regions. We tailor our strategies and operating plans for each region where RCI has or seeks to develop a substantial member base.

Participants in these exchange programs pay annual membership dues and, for additional fees, are entitled to exchange intervals for intervals at other properties affiliated with RCI. In addition, certain members may exchange intervals for other leisure-related services and products which enable us to generate additional fees. When intervals are exchanged for these other services and products, RCI obtains the right to that member’s interval and may rent vacation properties in order to recoup the expense of providing these other services and products. The Registry Collection provides an exchange network of luxury vacation accommodations including fractional ownership resorts, higher end vacation ownership resorts, condo-hotels and yachts.

Wyndham Vacation Rentals U.K. has over 70 years of industry experience and operates a number of well-recognized and established brands within the vacation rental market, including Hoseasons, cottages.com, Blue Chip Holidays and James Villa Holidays, and offers access to approximately 45,000 properties across the U.K. and continental Europe.

Novasol is one of continental Europe’s largest rental companies with nearly 50 years of industry experience, featuring properties in nearly 30 European countries with over 44,000 exclusive holiday homes available for rent through well-recognized and established brands such as Novasol and Dansommer. Novasol also operates an urban apartment rental business under its newly acquired brand, Friendly Rentals, with approximately 2,400 units.

Landal GreenParks is one of the Netherlands’ leading holiday park companies, with over 60 years of industry experience. It owns, manages and franchises over 80 holiday parks offering approximately 14,000 holiday park chalets, and over 1,300 campsite pitches throughout the Netherlands, Germany, Denmark, Austria, the Czech Republic, Belgium, Switzerland and Hungary. Every year more than 2 million guests visit Landal’s parks, many of which offer dining, shopping and wellness facilities.

Wyndham Vacation Rentals N.A. offers over 10,000 rental properties, in beach, ski, mountain, theme park, golf and tennis resort destinations such as Florida, South Carolina, Colorado, Delaware, North Carolina, Alabama, Tennessee, Utah, California and British Columbia. It has more than 35 years of industry experience providing vacation rentals to travelers through recognized and established brands such as ResortQuest as well as well-known local brands.

Our vacation rental brands professionally manage vacation rental properties through relationships with over 71,000 independent property owners in 35 countries and territories. Our brands have access to over 117,000 properties in nearly 650 destinations, with over 106,000 properties in Europe and approximately 11,000 properties in the U.S. and Canada. They provide access to select inventory to our 3.8 million RCI members. Our destination network business has the ability to source and rent inventory in over 110 countries and territories and currently books approximately 1.8 million vacation rental weeks per year through our vacation rental brands. Property owners typically enter into annual contracts with us to professionally manage the rental of their properties.

Revenue

Our destination network business generates substantially all of its revenues from fee-for-services. Our RCI brand derives a majority of its revenues from annual membership dues and fees for facilitating timeshare interval exchanges. RCI also derives revenues from: (i) additional services including those provided to transacting members, programs with affiliated resorts, club servicing and loyalty programs and (ii) additional products that provide members the ability to purchase trading power or points protection, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Our vacation rental brands primarily derive their revenues from fees, which generally average between 20% and 45% of the gross booking fees. For properties which we own, manage or operate under long-term capital and operating leases (which represent less than 10% of our inventory), we receive 100% of the revenues. Our vacation rental brands also derive revenues from additional services delivered to property owners, vacation rental guests and homeowner associations. No one customer, developer or group accounts for more than 5% of our destination network revenues.

Operating Statistics

Our performance is measured by the following operating statistics:

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

Inventory

Our destination network business has access to over 121,000 unique, non-traditional vacation properties in over 110 countries and territories for specified periods, predominantly on an exclusive basis. The properties available to travelers include cottages, villas, chalets, vacation ownership condominiums, fractional resorts, second homes, yachts, private residence clubs, traditional hotel rooms and city apartments. We offer travelers flexibility as to time of travel and a choice of lodging options. This flexibility also helps our timeshare developer affiliates as it provides additional benefit to the timeshare product. We offer property owners marketing, booking and quality control services. Some of our rental brands also offer property management services ranging from key-holding to full property maintenance.

As the largest provider of professionally managed, unique vacation accommodations, we leverage inventory (independently owned properties and intervals of VOIs) across our network of brands to maximize value for affiliates, exchange members, vacation rental property owners and guests. We also leverage our scale and global marketing expertise to enhance demand and drive occupancy across our network of destinations. Inventory sourcing arrangements between our network of brands include (i) the development of an inventory distribution platform that enables the cross-selling initiatives of sharing inventory between our network of brands utilizing common, real-time interfaces between our brands’ inventory platforms and (ii) the ability to source vacation rental inventory for exchange members.

We also provide industry-leading technology and revenue management expertise to optimize our network of destination inventory through automated tools and sophisticated yield management techniques. Over the past several years, we have implemented these new tools and techniques in many of our vacation rental brands in order to optimize pricing and occupancy and are in the process of incorporating these initiatives across the remainder of our vacation rental brands. These tools allow for automated price changes based on demand and other key factors. We believe these tools, when coupled with our revenue management experience, generate more revenue for homeowners at a fair market-based price for the consumer.

Additionally, as part of our strategy to leverage analytics and technology, we have adapted our yield management technology to introduce new property recruiting tools.  These new recruiting tools combine the power of hand-held tablet technology with our vast database of property and reservation information, enabling property recruiters to accurately predict the potential performance of properties based on their unique attributes.  Through better information, our recruiters can help property owners maximize their revenue potential, leading to increased conversion of recruiting leads and ultimately higher revenues for the property owner and our business.  The tool has been fully adopted by our UK cottage recruiting function and implementation is in progress throughout our continental European and North American operations.

Customer Development
At our RCI brand, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated developers sign agreements that have an average duration of approximately five years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We also acquire a small percentage of our members directly online from the secondary vacation ownership market.

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
As part of Wyndham Worldwide, we also participate in the industry’s leading loyalty program, Wyndham Rewards. During 2016, we made more than 20,000 vacation rental properties available for redemption through Wyndham Rewards and will continue incorporating properties into the program in the years to come. We expect Wyndham Rewards to increase awareness of our vacation rental brands and drive incremental revenue.

Online Distribution

We invest in new technologies and online capabilities to ensure that our customers have the best experience and access to consistent information and services across digital and call center channels. We are pursuing several major initiatives to enhance our digital channels, mobile capabilities and e-commerce performance across our network of brands.

Part of our strategy has been to enhance and expand our online distribution channels, including global partnerships with several industry leading online travel and vacation rental portals. This will continue to accelerate revenue growth and allow for more business on the web instead of through our call centers, thus generating cost savings for us. Our destination network initiatives have increased web penetration from 56% at the end of 2015 to 59% at the end of 2016.

Important enhancements include streamlined search and transaction journeys, improved help and mobile functionality, enhanced inventory access across brands, more robust redesigned website content, and personalized content and offers for our customers.  Recognizing that today’s on-the-go customer relies on mobile devices more frequently than ever before, we are further investing in our apps and mobile browsers based on the latest technologies coupled with a more nuanced understanding of customer behavior.  New tools and responsive designs that take advantage of the portability and variability of mobile devices have been incorporated, allowing customers to research and plan activities, going beyond the travel booking transaction alone.

Call Centers
Our destination network business also services its customers through global call centers. The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for exchanges and rentals. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service. Through our call centers, we also provide reservation booking, customer care and other services for our affiliates in a private label manner. We also provide certain call center servicing activities to Wyndham Hotel Group.

Marketing
We market our services and products to our customers using our nine primary consumer brands and other related brands in more than 200 offices worldwide through several marketing channels including direct mail, email, social media, telemarketing, online distribution channels, brochures, magazines and travel agencies. Our core marketing strategy is to personalize and customize our marketing to best match customer preferences. We have a comprehensive social and mobile media platform including apps for smartphones and tablets, Facebook and Pinterest fan pages, several Twitter and Instagram accounts and YouTube channels, online video content, and various online magazines. Our network of brands has approximately 95 publications involved in the marketing of the business, including various resort directories and periodicals related to the vacation industry. We use our publications for marketing as well as for member and rental customer retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing channels that include direct mail and telemarketing.

Strategies

Our strategy is to grow our profitability and create long-term shareholder value by:

•	offering more vacation options by leveraging the scale of our inventory across brands and through market and product expansion;

•	investing in technology to improve the customer experience, grow market share, reduce costs and deliver more value to our homeowners and affiliate resort partners;

•	leveraging analytics to maximize yield across our portfolio and improve key business processes; and

•	promoting the benefits of timeshare and vacation rentals to new and existing customer segments.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.

Seasonality
Vacation exchange revenues are normally highest in the first quarter, which is generally when RCI members plan and book their vacations for the year. Rental transaction revenues earned are usually highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window, i.e., a reduction of the time between the booking date and the arrival date. Almost 60% of our European vacation rental customers book their reservations within 11 weeks of arrival dates and almost 75% within 20 weeks of arrival dates. Almost 60% of our North American vacation rental customers book their reservations within 6 weeks and over 70% within 10 weeks of arrival dates.

Competition
Our destination network business faces competition globally. RCI competes with other exchange companies and certain developers and timeshare clubs offer exchanges through internal networks of properties, which can be operated by us or by the developer, that offer owners of intervals access to exchanges other than those offered by our vacation exchange business. Our vacation rental brands face competition from a broad variety of professional vacation rental managers, most of which are small regional operators and individual homeowners who pursue the rent-by-owner model, collectively using brokerage services, direct marketing and the internet to market and rent their vacation properties.

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

VOIs are generally sold through weekly intervals or points-based systems. Under the weekly intervals system, owners can use a specific unit at a specific resort often during a specific week of the year. Under the points-based system, owners often have advanced reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed, ensuring that the value of owner’s points never diminishes. According to the American Resort Development Association (or “ARDA”, a trade association representing the vacation ownership and resort development industries) industry-wide sales were divided 70% for points-based systems and 30% for weekly intervals in 2015.

The vacation ownership concept originated in Europe during the late 1960s and spread to the U.S. shortly thereafter. The industry expanded slowly in the U.S. until the mid-1980s. From the mid-1980s through 2007, it grew at a double-digit rate. Sales declined by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. More recently, according to a 2016 report issued by ARDA, domestic vacation ownership sales were approximately $8.6 billion in 2015, compared to $7.9 billion in 2014.

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

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2016 study of recent U.S. vacation ownership purchasers indicated that the average timeshare owner is 47 years old and has an average annual household income of $93,000. Nearly half of the respondents indicated they plan to buy or upgrade a timeshare over the next two years. This, along with other industry data, suggests that the typical purchaser in the U.S. has disposable income and is interested in purchasing vacation products. Although we believe baby boomers will continue to be active participants in the vacation ownership industry, this study notes that 41% of the respondents were Gen X’ers and 26% were Millennials and that the average age of new first time purchasers was 43 years old with an average household income of $88,000. The data also suggests that perception of the industry and primary reasons for buying their timeshare voiced by Millennials is similar to the overall population of owners but with them seeking even more flexibility in using and accessing the product.

According to a 2014 ARDA study, 83% of timeshare owners expressed satisfaction with the product. Most owners can exchange their timeshare unit through exchange companies, and through the applicable vacation ownership company’s internal network of properties.

Wyndham Vacation Ownership Overview
Wyndham Vacation Ownership is the largest vacation ownership business in the world as measured by revenues and the number of vacation ownership resorts, units and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2016, we had 219 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean and the South Pacific that represent approximately 25,000 individual vacation ownership units and over 887,000 owners of VOIs.

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

Operating Statistics
Wyndham Vacation Ownership’s performance is measured by the following key operating statistics:

•	Gross vacation ownership interest Sales or VOIs - Represents sales of VOIs including WAAM sales before the net effect of percentage-of-completion (“POC”) accounting and loan loss provisions.

•	Tours - Represents the number of tours taken by guests in our efforts to sell VOIs.

•
Volume per guest or VPG - Represents gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) divided by the number of tours. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.

Our Vacation Ownership Brands
Club Wyndham
As of December 31, 2016, approximately 515,000 owners held interests in Club Wyndham resort properties which are located primarily in the U.S. and consisted of 99 resorts (22 of which are shared with WorldMark by Wyndham and one of which is shared with Shell) that represented over 14,000 units. The majority of the resorts in which Club Wyndham markets and sells vacation ownership and other real estate interests are destination resorts located at or near attractions such as the Walt Disney World Resort in Florida, the Las Vegas Strip in Nevada, Myrtle Beach in South Carolina, Colonial Williamsburg in Virginia, and the Hawaiian Islands.

WorldMark by Wyndham
WorldMark by Wyndham is a club consisting of 92 resorts (22 of which are shared with Club Wyndham, one of which is shared with Wyndham Vacation Resorts Asia Pacific and one of which is shared with Shell) and representing over 6,900 units which are located primarily in the Western U.S., Canada and Mexico. As of December 31, 2016, over 228,000 owners held vacation credits in the club. The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts.

Wyndham Vacation Resorts Asia Pacific
As of December 31, 2016, over 54,000 owners held vacation credits for Wyndham Vacation Resorts Asia Pacific, which consists of 28 resorts (one of which is shared with WorldMark by Wyndham) representing approximately 1,400 units that are located exclusively in the South Pacific.

Shell Vacations Club
Shell Vacations Club consists of 25 resorts (one of which is shared with Club Wyndham and one of which is shared with WorldMark by Wyndham) representing over 2,200 units which are primarily located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin and Canada. As of December 31, 2016, over 90,000 owners held vacation points in the Shell Vacations Club.

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

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resort properties. We also operate a tele-sales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented approximately 67%, 68%, and 67% of our net VOI sales during 2016, 2015 and 2014, respectively.

We use a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Hotel Group brands, other co-branded marketing programs and events. We also partner with Wyndham Hotel Group by utilizing the Wyndham Rewards loyalty program to offer Wyndham Rewards points as an incentive to prospective VOI purchasers, and by providing additional redemption options to Wyndham Rewards members. We also co-sponsor sweepstakes, giveaways, and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, we offer cash awards or other incentives to existing owners for referrals of new owners.

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership and thus enable us to solicit upgrade sales in the future. We believe the market for VOI sales is under-penetrated, and estimate that there are 53 million U.S. households that are potential purchasers of VOIs. We added approximately 33,000 new owners during 2016 and 30,000 during both 2015 and 2014.

Our marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ customers through a variety of co-branded marketing offers. Our resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow by enabling us to market to tourists already visiting these destination areas. Our marketing agents, who often operate on the premises of the hospitality, entertainment, gaming and retail companies with which we have alliances, solicit tourists with offers relating to entertainment activities and other incentives in exchange for the tourists visiting the local resorts and attending sales presentations.

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

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOIs. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, the amount of the down payment, and the size of purchase. We use a FICO score which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 - 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations was 727 for 2016 and 725 for both 2015 and 2014.

During 2016, we generated over $1.2 billion of new receivables on $1.9 billion of gross vacation ownership sales, net of WAAM Fee-for-Service sales, resulting in 63% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we finance approximately 54% of vacation ownership sales.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum is generally 10%, during 2016 and 2015, our average down payment on financed sales of VOIs was approximately 25% and 29% during 2016 and 2015, respectively. The decrease is attributable to lower down payment requirements to support our strategy to grow new members. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing and collection activities related to the domestic loans we extend (except for loans associated with Shell Vacations Club). We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2016, our loan portfolio was 95% current (i.e., not more than 30 days past due).

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

3. Consumer loan defaults: As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2016, inventory on the Consolidated Balance Sheet included estimated recoveries of loan defaults in the amount of $256 million.

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

Strategies

Our strategy is to grow our profitability and create long-term shareholder value by:

•	adding new members efficiently through new inventory locations, new tour sources and enhanced third-party alliances;

•	driving free cash flow through efficient inventory procurement, optimizing our consumer loan portfolio and increasing operating efficiencies; and

•	increasing cross-business benefits, new owner tours and customer loyalty by leveraging our Wyndham Rewards loyalty program.

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

EMPLOYEES
As of December 31, 2016, we had approximately 37,800 employees, including approximately 10,000 employees outside of the U.S. As of December 31, 2016, our hotel group business had approximately 8,700 employees, our destination network business had approximately 10,400 employees, our vacation ownership business had approximately 18,000 employees and our corporate group had approximately 700 employees. Approximately 10% of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE
Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position and we do not anticipate any material impact from such compliance in the future.

SUSTAINABILITY
We are committed to being at the forefront of sustainable business practices and we continue to work toward meeting all corporate social responsibility regulations in areas where we do business. During 2014, we met our goal to reduce our carbon emissions by 20% of our owned, managed and leased assets (based on square foot intensity).We have increased our goal to reduce our carbon emissions and water consumption by 40% by the year 2025 (based on square foot intensity). We will maintain our goal to ensure that 30% of our qualified supply chain spend is with suppliers who meet our Wyndham Green criteria by 2020. As of December 31, 2015, 27% of suppliers were considered to be in alignment with Wyndham’s sustainability initiatives. In 2016, we reached our goal to plant one million trees which has helped us to improve our biodiversity footprint.

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

We will be adversely impacted if we cannot compete effectively in the highly competitive hospitality industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

We may not be able to achieve our growth and performance objectives.

We may not be able to achieve our growth and performance objectives for increasing: our earnings and cash flows, the number of franchised and/or managed properties in our hotel group business, the number of vacation exchange members and related transactions, the number of rental weeks sold by and the number of units in our destination network business, and the number of tours and new owners generated and vacation ownership interests sold by our vacation ownership business.

Acquisitions and other strategic transactions may not prove successful and could result in operating difficulties and failure to realize anticipated benefits.

We regularly consider a wide array of acquisitions and other potential strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we might otherwise have paid absent such competition. We cannot assure you that we will be able to identify and consummate strategic transactions and opportunities on favorable terms or that any such strategic transactions or opportunities, if consummated, will be successful. Acquisitions and other strategic transactions involve significant risk and the process of integrating and assimilating any strategic transaction may create unforeseen operating difficulties and costs and we may not realize the anticipated benefits of any of these strategic transactions or opportunities. Pursuing and consummating strategic transactions and opportunities may require us to issue significant additional debt or obtain equity financing, spend existing cash or incur liabilities and other expenses including amortization of acquired intangible assets or write-offs of goodwill. Strategic transactions may be entered into by us or by one or more of our subsidiaries. With respect to those transactions entered into by a subsidiary, we may from time to time provide a performance guaranty of the subsidiary’s obligations, which may expose us to litigation risks in the event of a dispute between transaction parties.

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

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting consumers’ and businesses’ decisions to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics; environmental disasters; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to operating or other risks common to the hospitality industry.

Our business is subject to numerous operating or other risks common to the hospitality industry including:

•	changes in operating costs including inflation, energy, labor costs such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance

•
increases in travel costs including air travel could negatively impact consumer preferences for our vacation and resort destinations and vacation ownership preferences and, if such conditions were to be sustained, the desirability of our vacation, resort and hotel products and offerings could be adversely impacted

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

•
decrease in the supply of available destination network accommodations due to, among other reasons, a decrease in inventory included in the system or resulting from ongoing property renovations or a decrease in member deposits could adversely affect our destination network business

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

•
the availability of and competition for desirable sites for the development of vacation ownership properties; difficulties associated with obtaining required approvals to develop vacation ownership properties; liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop; and risks related to real estate project development costs and completion

•	private resale of vacation ownership interests could adversely affect our vacation ownership resorts and destination network business

•
disputes with franchisees, vacation exchange affiliation partners, owners of vacation rental properties, owners of vacation ownership interests and homeowner associations may result in litigation and the loss of management contracts

•	negative publicity from online social media postings and related media reports could damage our brands

Third-party Internet reservation systems and peer-to-peer online networks may adversely impact us.

Consumers increasingly use third-party Internet travel intermediaries and peer-to-peer online networks to search for and book their hotel, resort and other travel accommodations. As the use of these third-party reservation channels increases, consumers may rely on these channels to the detriment of our hotel, rental and vacation ownership brands bookings and rates. In addition, the continued development and use of peer-to-peer online networks for lodging and vacation rentals are causing some local governments to enact bans or restrictions on short-term property rentals that may adversely impact our vacation rental business.

The continued success of our hotel business relies upon continued growth in the number of hotel properties under our brands and the performance of our franchisees.

We have been historically successful in growing the number of our brands and franchised hotels in our hotel business and our revenues and profitability in our hotel segment relies upon our achieving continued growth objectives for franchised hotels. We are subject to many challenges sustaining system size and growing the number of our franchised hotels including maintaining the quality of our service or services through third-party providers, operational support and reservation systems to support our franchisees, our ability to compete with other hotel owners for existing and future hotel franchisees, our ability to continue and enhance consumer acceptance of our brands and the quality of our managers and entire organization in supporting our hotel business. We also are subject to the risk of entering into franchise relationships with owners and operators who do not achieve or maintain the quality standards we set, which if not appropriately and timely addressed could adversely impact our brand image and our ability to attract quality franchisee operators.

Our hotel business depends in part on our management arrangements with third parties.

Our hotel business is a party to management arrangements with certain of our hotel owners under which we may be required in certain instances to satisfy certain financial and performance criteria and standards. Our ability to satisfy these financial and other performance criteria is subject to many of the risks common to the hotel industry as described in this report. Should any of these arrangements be terminated by reason of our failure to satisfy financial or performance criteria or require us to make payments that result in us incurring losses, it may have an adverse impact on our operating performance and profitability. We may provide a parent guaranty of our subsidiaries’ performance under the arrangements which could expose us to litigation risks in the event of a dispute. We cannot assure you that all of our current and future management arrangements will continue or that we will be able to enter into new management arrangements in the future on favorable terms.

We are subject to risks related to our vacation ownership receivables portfolio.

We are subject to risks that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions, third-party organizations that encourage defaults or otherwise, which would increase loan loss reserves and adversely affect loan portfolio performance; if such defaults occur during the early part of the loan amortization period we will not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interests; such costs will be incurred again in connection with the resale of the repossessed vacation ownership interest; and the value we recover in a default is not in all instances sufficient to cover the outstanding debt.

Our international operations are subject to risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of terrorism; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could impact our results of operations, financial position or cash flows.

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

We are a borrower of funds under our credit facilities, credit lines, senior notes, term loan, commercial paper programs and securitization financings. We extend credit when we finance purchases of vacation ownership interests and in instances when we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel owners in converting to or building a new hotel under one of our hotel brands. We also extend credit at times to developers of timeshare or vacation rental properties. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks including:

•
our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions

•
if we are unable to comply with the terms of the financial covenants under our revolving credit facility or other debt, including a breach of the financial ratio tests, such non-compliance could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions

•	our leverage may adversely affect our ability to obtain additional financing

•
our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs

•	increases in interest rates impacting our financing costs and vacation ownership interest financing and associated increases in hedging costs

•	rating agency downgrades for our debt that could increase our borrowing costs and prevent us from obtaining additional financing

•	failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions

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

The future economic environment for the hospitality industry and the global economy may continue to be challenging. The hospitality industry has experienced and may experience in the future significant downturns in connection with or in anticipation of declines in general economic conditions which may lower demand for hospitality services and products. Declines in consumer and commercial spending may adversely affect our revenues and profits.

Our access to credit and capital also depends in large measure on market liquidity factors, which we do not control. Our ability to access the credit and capital markets may be restricted at times when we require or want access, which could impact our business plans and operating model. Uncertainty or volatility in the equity and credit markets may also negatively affect our ability to access short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our existing credit facilities fails we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. Disruptions in the financial markets may adversely affect our credit rating and the market value of our common stock. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if we are unable to refinance or repay our outstanding debt when due, our results of operations and financial condition will be materially and adversely affected.

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

If for any reason our sources of liquidity, including our securitization programs, were to decrease such that we were required to reduce or suspend our financing for any significant number of purchases of our vacation ownership contracts, our sales of vacation ownership interests would likely decrease.

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

Our businesses are heavily regulated by federal, state and local governments in the countries in which our operations are conducted. In addition, domestic and foreign federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify substantially our business practices. If we are not in compliance with applicable laws and regulations including among others those governing franchising, timeshare, vacation rentals, consumer financing and other lending, information security, data protection, marketing and sales, unfair and deceptive trade practices, bribery and corruption, telemarketing including do not call and call recording regulations, licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental including climate change, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control and the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, we may be subject to regulatory investigations or actions, fines, penalties, injunctions and potential criminal prosecution. In addition, increases in the cost and administrative burden of compliance with such laws and regulations may negatively impact us.

We have substantial business operations outside the U.S. and we are subject to compliance with significant laws and regulations governing fraud, bribery and other anti-corruption laws.

Legislation such as the Foreign Corrupt Practices Act, The United Kingdom Bribery Act and other similar fraud, bribery and anti-corruption laws prohibit companies and their intermediaries from making improper payments to public or private officials for the purposes of obtaining or retaining business. We have policies and processes in place for the purpose of monitoring compliance with these laws. We provide training to our employees as part of our compliance programs in order to protect against noncompliance or violations of these laws. However, there can be no assurance that our policies, processes, and training will always protect us against any noncompliance with these laws and regulations. Should we violate or not comply with any of these fraud, bribery or other anti-corruption laws or regulations, either intentionally or unintentionally, or through the acts of intermediaries, we could incur significant civil and/or criminal penalties.

We are subject to extensive federal, state and local environmental laws and regulations.

Our operations, as well as the operations of our hotel and other property owners, are subject to a significant array of environmental laws and regulations, including those relating to discharges into water, emissions to air, releases of hazardous and toxic substances and remediation of contaminated sites. We could be liable under such laws and regulations for the cost of cleaning up or removing hazardous substances at or in connection with our currently or formerly owned or operated properties, often whether or not the owner or operator knew of or was responsible for the presence, discharge or transfer of such hazardous or toxic substances. The cost of investigation, remediation and other requirements for the clean-up, treatment or remediation of contaminated sites could be substantial. Further, contamination on or from any of our currently or formerly owned or operated properties could subject us to liability to third parties or governmental authorities for remediation costs and injuries to persons, property or natural resources. Although we do not typically arrange for the treatment or disposal of large quantities of hazardous or toxic substances, we could also be held liable for the clean-up of third-party disposal sites where we have arranged for the disposal of our wastes.

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

In June 2012, the U.S. Federal Trade Commission (FTC) filed a lawsuit against us and our subsidiaries, Wyndham Hotel Group, LLC, Wyndham Hotels & Resorts Inc. (WHR) and Wyndham Hotel Management Inc., alleging unfairness and deception-based violations of Section 5 of the FTC Act in connection with three prior data breach incidents involving a group of Wyndham brand hotels. We disputed the allegations in the lawsuit and defended this lawsuit vigorously. In December 2015, the Federal District Court for the District of New Jersey entered a Stipulated Order for Injunction (Stipulated Order) that was negotiated and agreed to by us and the FTC. The Court also dismissed the lawsuit with prejudice. We did not pay any monetary relief in connection with the Stipulated Order. The Stipulated Order requires WHR to maintain an information security program for payment card information within WHR’s network and provides WHR with a safe harbor provided it continues to meet certain requirements for reasonable data security as outlined in the Stipulated Order. We do not believe that the data breach incidents were or that the Stipulated Order is material to us.

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

Our information technology infrastructure, including but not limited to our information systems and legacy proprietary online reservation and inventory management systems has been and will likely continue to be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. No such incidents have been material to our business to date. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. While we maintain what we believe are reasonable security controls over proprietary information as well as the personal information of our customers, stockholders and employees, any breach of or breakdown in our systems that results in the unauthorized release of proprietary or personal information could nevertheless occur and have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks. A failure on our part to comply with information security, privacy and other similar laws and regulations with respect to the protection and privacy of personal or proprietary information could subject us to significant fines and other regulatory sanctions.

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

If we are unable to adequately protect and maintain our intellectual property, our business could be adversely affected.

If we are unable to adequately protect and maintain our trademarks, trade dress and other intellectual property rights, our business could be adversely affected. We generate, maintain, utilize and enforce a substantial portfolio of trademarks, trade dress and other intellectual property that are fundamental to all of our brands. There can be no assurance that the steps we take to protect our intellectual property will be adequate. Any event that materially damages the reputation of one or more of our brands could have an adverse impact on the value of that brand and subsequent revenues from that brand. The value of any brand is influenced by a number of factors including consumer preference and perception and our failure to ensure compliance with brand standards.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and uninterrupted operations of service facilities.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and uninterrupted operations of service facilities. Any disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could harm our business. Our businesses depend upon the use of sophisticated information technologies and systems, including those utilized for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. The operation, maintenance and updating of these technologies, systems and facilities are dependent upon internal and third-party technologies, systems, services and support and are subject to natural disasters and other disruptions for which there are no assurances of uninterrupted availability or adequate protection.

We and our franchisees utilize certain technology platforms for services, including for reservation systems and property management, and in certain instances rely on third party service providers to effectively deliver such services through these technology platforms. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to provide the use of our reservation systems to our customers, including as a result of software or hardware issues related to the reservation system or the actions of third parties, could result in customer dissatisfaction and harm to our reputation and business.  Our systems and operations are vulnerable to interruption, malfunction or manipulation, including as the result of natural disasters, power loss, telecommunication failures, data and other security breaches, misuse, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events.  Any interruption, delay or system failure could result in financial losses, customer claims and litigation and damage to our reputation. There can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to us or our third party providers. The termination of our agreement with our third party provider for our central reservation booking systems and revenue management services may materially harm our business if we were not able to replace the services of the third party provider in a timely manner.

We are subject to risks related to corporate social responsibility.

Many factors influence our reputation and the value of our brands including the perception held by our key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas such as safety and security, responsible tourism, environmental and availability of resources, supply chain management, climate change, diversity, human rights, philanthropy, and support for local communities.

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

announcements by us or our competitors of significant acquisitions or dispositions; the lack of securities analysts covering our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

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

There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our stock repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur and our stock may in fact depreciate in value.

We are responsible for certain of Cendant’s contingent and other corporate liabilities.

Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant’s contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. These liabilities include those relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, certain Cendant-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party including Avis Budget would be required to pay an equal portion of the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs. In accordance with the terms of the separation agreement, Realogy posted a letter of credit in April 2007 for our and Cendant’s benefit to cover its estimated share of the assumed liabilities discussed above although there can be no assurance that such letter of credit will be sufficient to cover Realogy’s actual obligations if they arise.

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

Wyndham Hotel Group
The main corporate operations of our hotel group business share office space in our corporate headquarters leased in Parsippany, New Jersey. Our hotel group business also leases space for its reservations centers and/or data warehouses in Phoenix, Arizona and Saint John, New Brunswick, Canada pursuant to leases that expire in 2020. In addition, our hotel group business has nine leases for office space in various countries outside the U.S. with varying expiration dates ranging between 2017 and 2021. Our hotel group business also has three leases for office space within the U.S. with varying expiration dates ranging between 2018 and 2020. All leases that are due to expire in 2017 are presently under review related to our ongoing requirements.

Wyndham Destination Network
Wyndham Destination Network has its main corporate operations in a leased office in Parsippany, New Jersey, which lease expires in 2029. Wyndham Destination Network also owns 30 properties, of which 20 are located in the U.S., five are located in Denmark, four are located in the U.K. and one is located in Mexico. Wyndham Destination Network has 175 leased offices that expire between 2017 through 2035, of which 83 are located in North America, 81 are located in Europe, eight are located in Latin America and three are located in Asia Pacific. All leases that are due to expire in 2017 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which begin to expire in 2025. Our vacation ownership business also has leased spaces in Redmond, Washington; Springfield, Missouri; Chicago, Illinois; Las Vegas, Nevada; and Bundall, Australia with various expiration dates. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2028 and in Northbrook, Illinois that expires in 2017. In addition, the vacation ownership business leases approximately 113 marketing and sales offices, of which approximately 96 are located throughout the U.S., nine are located in Australia, four are located in the Caribbean, three are located in Mexico, and one is located in Canada with varying expiration dates. All leases that are due to expire in 2017 are presently under review related to our ongoing requirements.

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

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2017, the number of stockholders of record was 5,508. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2016 and 2015.

2016	High	Low
First Quarter	$80.79	$61.63
Second Quarter	78.00	65.40
Third Quarter	77.22	66.81
Fourth Quarter	77.88	63.32

2015	High	Low
First Quarter	$94.11	$81.01
Second Quarter	91.59	81.70
Third Quarter	87.29	70.18
Fourth Quarter	82.68	70.86

Dividend Policy

During 2016 and 2015, we paid a quarterly dividend of $0.50 and $0.42, respectively, per share of common stock issued and outstanding on the record date for the applicable dividend. During February 2017, our Board of Directors (“Board”) authorized an increase of our quarterly dividend to $0.58 per share beginning with the dividend expected to be declared during the first quarter of 2017. Our dividend payout ratio is now approximately 38% of the midpoint of the range of our estimated 2017 net income after certain adjustments. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 1 – 31, 2016	972,879	$66.87	972,879	$825,980,943
November 1 – 30, 2016	573,300	69.91	573,300	785,902,598
December 1 – 31, 2016	591,200	76.47	591,200	740,690,643
Total	2,137,379	$70.34	2,137,379	$740,690,643
(*) Includes 114,400 shares purchased for which the trade date occurred during December 2016 while settlement occurred during January 2017.

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

During the period January 1, 2017 through February 16, 2017, we repurchased an additional 1.0 million shares at an average price of $78.52 for a cost of $76 million. We currently have $665 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival Corporation, Marriott International Inc., Royal Caribbean Cruises Ltd. and Wyndham Worldwide Corporation) for the period from December 31, 2011 to December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Wyndham Worldwide Corporation
S&P 500
S&P Hotels, Resorts & Cruise Lines

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative Total Return

	12/11	12/12	12/13	12/14	12/15	12/16
Wyndham Worldwide Corporation	100.00	143.33	202.16	239.59	207.19	223.95
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Hotels, Resorts & Cruise Lines	100.00	125.18	161.67	200.56	208.31	223.95

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data (in millions):
Net revenues	$5,599	$5,536	$5,281	$5,009	$4,534
Expenses:
Operating and other (a)	4,275	4,274	4,061	3,865	3,482
Loss on sale and asset impairments	—	7	35	8	8
Restructuring	15	6	11	10	7
Depreciation and amortization	252	234	233	216	185
Operating income	1,057	1,015	941	910	852
Other (income)/expense, net	(22)	(17)	(7)	(6)	(8)
Interest expense	136	125	113	131	132
Early extinguishment of debt	11	—	—	111	108
Interest income	(8)	(9)	(10)	(9)	(8)
Income before income taxes	940	916	845	683	628
Provision for income taxes	328	304	316	250	229
Net income	612	612	529	433	399
Net (income)/loss attributable to noncontrolling interest	(1)	—	—	(1)	1
Net income attributable to Wyndham shareholders	$611	$612	$529	$432	$400
Per Share Data
Basic
Net income attributable to Wyndham shareholders	$5.56	$5.18	$4.22	$3.25	$2.80
Weighted average shares outstanding (in millions)	110	118	125	133	143
Diluted
Net income attributable to Wyndham shareholders	$5.53	$5.14	$4.18	$3.21	$2.75
Weighted average shares outstanding (in millions)	111	119	127	135	145
Dividends
Cash dividends declared per share	$2.00	$1.68	$1.40	$1.16	$0.92
Balance Sheet Data (in millions):
Securitized assets (b)	$2,601	$2,576	$2,629	$2,314	$2,543
Total assets (c)	9,819	9,591	9,568	9,641	$9,307
Securitized debt (c)	2,141	2,106	2,139	1,886	1,936
Long-term debt (c)	3,371	3,075	2,885	2,927	2,598
Total equity	718	953	1,257	1,625	1,931
Operating Statistics: (d)
Hotel Group
Number of rooms	697,600	678,000	660,800	645,400	627,400
RevPAR	$36.67	$37.26	$37.57	$36.00	$34.80
Destination Network
Average number of members (in 000s)	3,852	3,831	3,765	3,698	3,674
Exchange revenue per member	$167.48	$169.29	$177.12	$181.02	$179.68
Vacation rental transactions (in 000s)	1,767	1,630	1,552	1,483	1,392
Average net price per vacation rental	$475.24	$494.92	$558.95	$532.11	$504.55
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$2,012,000	$1,965,000	$1,889,000	$1,889,000	$1,781,000
Tours (in 000s)	819	801	794	789	724
Volume Per Guest (“VPG”)	$2,324	$2,326	$2,257	$2,281	$2,324

(a)	Includes operating, cost of VOIs, consumer financing interest, marketing and reservation and general and administrative expenses.

(b)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 14 -Variable Interest Entities.

(c)
Reflects the impact of the adoption of the new accounting standards related to the balance sheet classification of deferred taxes and the presentation of debt issuance costs during 2016. See Note 2 - Summary or Significant Accounting Polices for additional information regarding the adoption of this guidance.

(d)	The impact from acquisitions/dispositions has been included from their acquisition/disposition dates forward.

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

ACQUISITIONS (2012 – 2016)

Between January 1, 2012 and December 31, 2016, we completed a number of acquisitions. The results of operations and financial position of such acquisitions have been included beginning from the relevant acquisition dates. Below is a list of our primary acquisitions during that period (not intended to be a complete list):

•	Fen Hotels (November 2016)

•	Blue Chip Holidays (November 2016)

•	Dayz ApS (July 2016)

•	ResortQuest Whistler (July 2015)

•	Vacation Palm Springs (June 2015)

•	Sea Pearl Resorts (April 2015)

•	Dolce Hotels and Resorts (January 2015)

•	Raintree Vacation Club (5 Properties) (November 2014)

•	Shoal Bay Resort (March 2014)

•	Hatteras Realty, Inc. (January 2014)

•	Midtown 45, NYC Property (January 2013)

•	Cumbrian Cottages (January 2013)

•	Oceana Resorts (December 2012)

•	Wyndham Grand Rio Mar Hotel (October 2012)

•	Shell Vacations Club (September 2012)

•	Smoky Mountain Property Management Group (August 2012)

See Note 4 to the Consolidated Financial Statements for a discussion of acquisitions completed during 2016, 2015 and 2014.

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

IMPAIRMENT & RESTRUCTURING CHARGES

During 2016, we recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of vacation ownership sales offices.
During 2015, we recorded $6 million of restructuring cost resulting from a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business.

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

•
Destination Network—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”), manages, and markets vacation rental properties primarily on behalf of independent owners.

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

We enter into agreements to franchise our hotel group brands to independent hotel owners. Our standard franchise agreement typically has a term of 15 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the end of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing royalty fees. Royalty fees are typically a percentage of gross room revenues of each franchised hotel. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing royalty fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Hotel Group revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

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

Generally, we are contractually obligated to expend the marketing and reservation fees we collect from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues earned are expensed as incurred. In accordance with our franchise agreements, we include an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

We also earn revenues from the Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee we charge based upon a percentage of room revenues generated from such member stays. These fees are to reimburse us for expenses associated with member redemptions and activities that are related to the overall administering and marketing of the program. These fees are recognized as revenue upon becoming due from the franchisee. Since we are obligated to expend the fees we collect from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program. In addition, we earn revenue from our co-branded Wyndham Rewards credit card program which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments we receive under our co-branded credit program are deferred and recognized as earned over the term of the arrangement.

Other service fees we derive from providing ancillary services to franchisees are primarily recognized as revenue upon completion of services. The majority of these fees are intended to reimburse us for direct expenses associated with providing these services.

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 25 years. Our management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized as the services are performed and when the earnings process is complete and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Such reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The reimbursable costs, which principally relate to payroll costs for operational employees at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin. As a result, these reimbursable costs have no effect on our operating income. Management fee revenues and reimbursable revenues were $22 million and $271 million, respectively, during 2016, $23 million and $273 million, respectively, during 2015 and $11 million and $148 million, respectively, during 2014.

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

Our RCI brand derives a majority of its revenues from annual membership dues and exchange fees from RCI members trading their intervals. Revenues from annual membership dues represent the annual fees from RCI members who, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with our exchange network or for other leisure-related services and products. We also offer other exchange related products that provide RCI members the ability to (i) purchase trading power or points protection, (ii) extend the life of deposits and (iii) combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Exchange fees and other exchange related product fees are recognized as revenues, net of expected cancellations, when these transactions have been confirmed to the member.

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

Cancellations for 2016, 2015 and 2014 each totaled less than 4% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. We also earn rental fees in connection with properties which we own, manage or operate and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. Our revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Vacation Ownership
Our vacation ownership business develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. It derives the majority of its revenues from sales of VOIs and other revenues from consumer financing and property management. Our sales of VOIs are either cash sales or developer-financed sales. In order for us to recognize revenues from VOI sales under the full accrual method of accounting, as prescribed in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues from VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the guidance for accounting for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment.

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

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when the services are performed and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $660 million, $615 million and $581 million during 2016, 2015 and 2014, respectively. Management fee revenues were $287 million, $275 million and $288 million during 2016, 2015 and 2014, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $373 million, $340 million and $293 million during 2016, 2015 and 2014, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. One of the associations that we manage paid our Destination Network segment $26 million, $24 million and $19 million for exchange services during 2016, 2015 and 2014, respectively.

Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales (including tele-sales upgrades, which are a component of upgrade sales) before the net effect of POC and loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs and (iii) volume per guest (“VPG”), which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) by the number of tours.

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

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2016 and 2015. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2016	2015	% Change
Hotel Group(a)
Number of rooms (b)	697,600	678,000	2.9
RevPAR (c)	$36.67	$37.26	(1.6)
Destination Network
Average number of members (in 000s) (d)	3,852	3,831	0.5
Exchange revenue per member (e)	$167.48	$169.29	(1.1)
Vacation rental transactions (in 000s) (a) (f)	1,767	1,630	8.4
Average net price per vacation rental (a) (g)	$475.24	$494.92	(4.0)
Vacation Ownership(a)
Gross VOI sales (in 000s) (h) (i)	$2,012,000	$1,965,000	2.4
Tours (in 000s) (j)	819	801	2.2
VPG (k)	$2,324	$2,326	(0.1)

(a)	Includes the impact from acquisitions from the acquisition dates forward. Therefore, the operating statistics for 2016 are not presented on a comparable basis to the 2015 operating statistics.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period

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

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the year ended December 31 (in millions):

	2016	2015
Gross VOI sales	$2,012	$1,965
Less: WAAM Fee-for-Service sales (1)	(64)	(126)
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	1,948	1,838
Less: Loan loss provision	(342)	(248)
Plus: Impact of POC accounting	—	13
Vacation ownership interest sales	$1,606	$1,604

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $46 million and $83 million during 2016 and 2015, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $108 million and $100 million during 2016 and 2015, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of the business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Our consolidated results are as follows:

	Year Ended December 31,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$5,599	$5,536	$63
Expenses	4,542	4,521	(21)
Operating income	1,057	1,015	42
Other (income)/expense, net	(22)	(17)	5
Interest expense	136	125	(11)
Early extinguishment of debt	11	—	(11)
Interest income	(8)	(9)	(1)
Income before income taxes	940	916	24
Provision for income taxes	328	304	(24)
Net income	612	612	—
Net income attributable to noncontrolling interest	(1)	—	(1)
Net income attributable to Wyndham shareholders	$611	$612	$(1)

Net revenues increased $63 million (1.1%) during 2016 compared with 2015. Foreign currency translation unfavorably impacted net revenues by $49 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$44 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from an increase in volume on rental transactions;

•	$34 million of incremental revenues resulting from acquisitions at our hotel group and destination network businesses;

•
$24 million of higher revenues at our vacation ownership business primarily resulting from an increase in property management and consumer financing revenues, partially offset by a decrease in commission revenues resulting from lower WAAM Fee-for-service VOI sales; and

•	$10 million of higher revenues at our hotel group business (excluding intersegment revenues) primarily due to an increase in ancillary services.

Expenses increased $21 million (0.5%) during 2016 compared with 2015. Foreign currency favorably impacted expenses by $33 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	$27 million of incremental expenses related to acquisitions at our hotel group and destination network businesses;

•	a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate at our destination network business;

•	an $18 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service;

•	$9 million of higher restructuring costs resulting from organizational realignments across our business; and

•	$6 million of costs associated with the departure of the chief executive officer at our vacation ownership business.

Such increases in expenses were partially offset by:

•	an $11 million benefit from an adjustment to certain contingent liabilities resulting from our separation from Cendant;

•	the absence of a $7 million non-cash impairment charge incurred during the third quarter of 2015;

•	$7 million of lower expense related to the termination of a management contract which resulted in a charge of $7 million and $14 million during the third quarter of 2016 and 2015, respectively; and

•	a $5 million decrease in expenses resulting from cost containment efforts.

Other income, net increased $5 million during 2016 compared with 2015 primarily from settlements of business interruption claims received principally at our vacation ownership business.

Interest expense increased $11 million during 2016 compared with 2015 primarily due to higher borrowings.

During 2016, we incurred $11 million of expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rate increased from 33.2% in 2015 to 34.9% in 2016 primarily due to a lower tax benefit in 2016 resulting from changes in our valuation allowance, partially offset by a benefit from an increase in foreign tax credits.

As a result of these items, net income attributable to Wyndham shareholders decreased $1 million as compared with 2015.

Following is a discussion of the 2016 results of each of our segments and Corporate and Other compared to 2015:

	Net Revenues			EBITDA
	2016	2015	% Change	2016		2015		% Change
Hotel Group	$1,309	$1,297	0.9	$391	(b)	$349	(g)	12.0
Destination Network	1,571	1,538	2.1	356	(c)	367	(h)	(3.0)
Vacation Ownership	2,794	2,772	0.8	694	(d)	687	(i)	1.0
Total Reportable Segments	5,674	5,607	1.2	1,441		1,403		2.7
Corporate and Other (a)	(75)	(71)	(5.6)	(110)	(e)	(137)	(j)	19.7
Total Company	$5,599	$5,536	1.1	$1,331		$1,266		5.1

Reconciliation of EBITDA to Net Income

				2016		2015
EBITDA				$1,331		$1,266
Depreciation and amortization				252		234
Interest expense				136		125
Early extinguishment of debt				11	(f)	—
Interest income				(8)		(9)
Income before income taxes				940		916
Provision for income taxes				328		304
Net income				612		612
Net income attributable to noncontrolling interest				(1)		—
Net income attributable to Wyndham shareholders				$611		$612

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $7 million of costs associated with the termination of a management contract and (ii) $2 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(c)
Includes (i) a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela, (ii) $5 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency, (iii) a $2 million gain from a bargain purchase on an acquisition of a vacation rentals business and (iv) $1 million of acquisition costs.

(d)
Includes $8 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities and $6 million of costs associated with the departure of the chief executive officer at our vacation ownership business.

(e)	Includes $121 million of corporate costs partially offset by an $11 million benefit from an adjustment to certain contingent liabilities resulting from our Separation.

(f)	Represents costs incurred for the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

(g)
Includes (i) $14 million of costs associated with the anticipated termination of a management contract, (ii) a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party provider, (iii) $4 million of restructuring costs incurred as a result of an organizational realignment of brand services and call center operations, partially offset by a $1 million reversal of a portion of a restructuring reserve during and (iv) $3 million of costs incurred in connection with the Dolce acquisition.

(h)	Includes $3 million of restructuring costs incurred as a result of a rationalization of our international operations, partially offset by a $1 million reversal of a portion of a restructuring reserve.

(i)	Includes $1 million of restructuring costs incurred as a result of an organizational realignment of the sales function.

(j)	Includes $137 million of corporate costs.

Hotel Group

Net revenues and EBITDA increased $12 million (0.9%) and $42 million (12.0%), respectively, during the twelve months ended December 31, 2016 compared with the same period during 2015. Foreign currency translation unfavorably impacted revenues and EBITDA by $4 million and $2 million, respectively.

Net revenues from royalty, marketing and reservation fees (inclusive of Wyndham Rewards) declined $3 million compared to the prior year. Excluding an unfavorable foreign currency translation impact of $4 million, royalty revenues increased $4 million, which was primarily offset by a $3 million reduction in marketing, reservation and Wyndham Rewards revenues. The increase in royalties was the result of a 2.9% increase in global system size partially offset by a 1.6% decline in global RevPAR. Domestic RevPAR increased 1.6% reflecting a 2.9% increase in average daily rates and a 1.2% decline in occupancy rates. International RevPAR declined 7.0% primarily due to unfavorable currency translation and country mix as a larger portion of our international room growth was in China, which has a lower RevPAR than other international regions.

Revenues and EBITDA from other franchise fees increased $5 million and $2 million, respectively, primarily due to higher initial franchise fees on property openings. Ancillary services contributed an additional $10 million and $9 million of revenues and EBITDA, respectively, primarily due to growth in our co-branded credit card program.

In addition to the items discussed above, EBITDA was also favorably impacted by:

•	$11 million of lower marketing expenses;

•	the absence of a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2015;

•	$7 million of lower expense related to the termination of a management contract which resulted in a charge of $7 million and $14 million during the third quarter of 2016 and 2015, respectively.

•	$7 million of lower expenses primarily due to employee-related costs; and

•	$2 million of lower integration and deal costs.

As of December 31, 2016, we had 8,035 properties and over 697,600 rooms in our system. Additionally, our hotel development pipeline included over 1,110 hotels and approximately 138,300 rooms, of which 60% were international and 67% were new construction.

Destination Network

Net revenues increased $33 million (2.1%) and EBITDA decreased $11 million (3.0%) during the twelve months ended December 31, 2016 compared with 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $43 million and $15 million, respectively. EBITDA also reflected a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands contributed $25 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $7 million of incremental EBITDA, which included a $2 million gain from a bargain purchase on an acquisition of a vacation rentals business during 2016.

Net revenues generated from rental transactions and related services increased $33 million. Excluding an unfavorable impact of $33 million from foreign currency translation and $24 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $42 million principally due to a 6.2% increase in rental transaction volume, partially offset by a 0.9% decline in average net price per vacation rental. The increase in volume was driven by growth across our Denmark-based Novasol brand, our U.K. cottage and parks brands and our Netherlands-based Landal GreenParks brand. The decline in average net price per vacation rental was a result of the mix impact from higher growth in our more moderate product offerings primarily related to our U.K. cottages and parks brands and our Novasol brand, partially offset by increases in our Landal GreenParks and WVR NA brands’ average price per week.

Exchange and related services revenue, which principally consist of fees generated from memberships, exchange transactions, member-related rentals and other member servicing decreased $4 million. Excluding an unfavorable foreign currency translation impact of $10 million, exchange and related services revenue increased $6 million primarily due to (i) a 0.5% increase in the average number of members principally resulting from new member growth in North America and Latin America and (ii) a 0.4% increase in exchange revenue per member resulting from increased pricing for exchange and other related fees, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact.

Additionally, ancillary revenues increased $4 million primarily due to call center services provided to our hotel group business.

In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	$31 million of higher costs resulting from revenue increases;

•	$6 million of higher information technology costs primarily related to growth initiatives;

•	the absence of a $4 million benefit from a reserve reversal for value-added taxes resulting from a favorable ruling during the first quarter of 2015;

•	$3 million of higher restructuring costs, which includes $5 million of such costs recorded during 2016, partially offset by $2 million recorded during 2015; and

•	a $2 million non-cash impairment charge related to the write-down of an equity investment.

Such amounts were partially offset by:

•	$7 million of lower operating expenses at our U.K.-based James Villa Holidays brand associated with securing product cost at exchange rates prior to the 2016 currency devaluation of the British pound;

•	$4 million of lower employee-related expenses;

•	a $3 million reimbursement of legal fees and associated costs related to a favorable court ruling; and

•	a $2 million favorable impact from foreign exchange transactions and foreign exchange contracts.

EBITDA was also unfavorably impacted by the absence of $6 million from the settlement of business disruption claims received during 2015 related to the 2010 Gulf of Mexico oil spill, partially offset by $3 million received during 2016.

Vacation Ownership

Net revenues increased $22 million (0.8%) and EBITDA increased $7 million (1.0%), respectively, during the twelve months ended December 31, 2016 compared with the same period of 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $2 million and $1 million, respectively.

Net VOI revenues increased $2 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $1 million, net VOI revenues increased $3 million. Such increase was primarily due to a $110 million increase in gross VOI sales, net of WAAM Fee-for-service sales that was almost completely offset by (i) a $94 million increase in our provision for loan losses and (ii) the absence of $13 million of VOI revenues recognized during 2015 under percentage-of-completion accounting. The increase in the provision for loan losses reflected organized activity by third-parties encouraging customers to default on their timeshare loans and higher financing activity on VOI sales.

Excluding a $1 million unfavorable impact from foreign currency translation, Gross VOI sales increased $48 million (2.4%) compared to the same period last year primarily due to a 2.2% increase in tours resulting from of our continued focus on targeting new owner generation. VPG remained flat compared to the prior year.

Commission revenues and EBITDA decreased $37 million and $2 million, respectively, compared to the prior year resulting from lower WAAM Fee-for-service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory.

Consumer financing revenues and EBITDA increased $13 million and $12 million, respectively compared to the same period last year. Such increases were due to a higher weighted average interest rate earned and a larger average portfolio balance. EBITDA was also impacted by $1 million of higher interest expense resulting from an increase in the weighted average interest rate on our securitized debt to 3.6% from 3.5%, partially offset by a lower average securitized debt balance. As a result, our net interest income margin increased to 83.0% compared to 82.8% during 2015.

Property management revenues and EBITDA increased by $45 million and $15 million compared to the prior year primarily as a result of higher reimbursable revenues and management fees. EBITDA also benefited from lower operating expenses and employee-related costs.

In addition, EBITDA was unfavorably impacted by:

•	a $30 million increase in marketing costs due to tour growth from our continued focus on new owner generation which yields a higher cost per tour;

•	$20 million of higher sales and commission expenses primarily due to $110 million of higher gross VOI sales, net of WAAM Fee-for-Service;

•	$7 million of higher maintenance fees on unsold inventory;

•	$7 million of higher restructuring charges; and

•	$6 million of costs associated with the departure of the segment’s chief executive officer.

Such decreases in EBITDA were partially offset by:

•
a $19 million reduction in the cost of VOIs sold primarily due to the favorable impact on estimated inventory recoveries resulting from an increase in the provision for loan losses, partially offset by (i) higher costs related to the increase in VOI sales and (ii) higher average product costs;

•	a $21 million decrease in general and administrative expenses primarily associated with lower employee-related costs and legal expenses; and

•	$9 million received during 2016 resulting from the settlement of several business interruption claims.

Corporate and Other

Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $4 million during the year ended 2016 compared to 2015.

Corporate expenses (excluding intercompany expense eliminations) decreased $27 million during the year ended 2016 compared to the prior year primarily due to lower employee-related costs and a benefit related to an adjustment to certain contingent liabilities resulting from our Separation.

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

RESTRUCTURING PLANS
During 2016, we recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities including the closure of four vacation ownership sales offices. In connection with these initiatives, we initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. We subsequently reversed $1 million of previously recorded personnel-related costs and reduced our liability with $5 million of cash payments. The remaining liability of $8 million as of December 31, 2016 is expected to be paid primarily by the end of 2017. We anticipate annual net savings from such initiatives to be $21 million.
During 2015, we recorded $6 million of costs associated with restructuring activities focused on a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. In connection with these initiatives, we initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. We subsequently reversed $2 million of previously recorded personnel-related costs and reduced our liability with $2 million of cash payments. During 2016, we reduced our remaining liability with $3 million of cash payments.
During 2014, we implemented restructuring initiatives at our destination network and hotel group businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. In connection with these initiatives, we recorded $6 million of personnel-related costs, a $5 million non-cash charge to write-off information technology assets and $1 million of costs related to contract terminations. During 2015, we reduced our remaining liability with $6 million of cash payments and reversed $1 million related to previously recorded contract termination costs.
We have additional restructuring plans which were implemented prior to 2014. During 2016, we reduced our remaining liability for such plans with $1 million of cash payments. The remaining liability of $1 million as of December 31, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2016	December 31, 2015	Change
Total assets	$9,819	$9,591	$228
Total liabilities	9,101	8,638	463
Total equity	718	953	(235)

Total assets increased $228 million from December 31, 2015 to December 31, 2016 primarily due to:

•	a $67 million increase in vacation ownership contract receivables primarily due to loan originations exceeding principal collections and loan loss provision;

•
a $41 million increase in inventory (excluding a $50 million transfer of property and equipment to VOI inventory) primarily resulting from current year spend on vacation ownership development projects, partially offset by VOI sales;

•	a $40 million increase in goodwill primarily due to acquisitions completed during 2016, partially offset by foreign currency translation;

•
a $30 million increase in other current assets primarily due to an insurance receivable related to a lawsuit at our vacation ownership business, higher deposits and an increase in assets held for sale;

•	a $26 million increase in other non-current assets primarily resulting from higher developer loans at our destination network business; and

•
a $24 million increase in accounts receivable primarily due to increased vacation rental bookings at our destination network business and acquisitions completed during 2016, partially offset by foreign currency translation.

Total liabilities increased $463 million from December 31, 2015 to December 31, 2016 primarily due to:

•	a $296 million increase in long-term debt;

•
an $82 million increase in accounts payable and accrued expenses and other current liabilities primarily resulting from (i) higher homeowner liabilities resulting from acquisitions and increased vacation rental bookings at our destination network business, (ii) an increase in timeshare inventory repurchase obligations to a third party developer and (iii) higher income tax payable due to timing of payments, partially offset by lower accrued employee costs;

•	a $60 million increase in deferred income taxes primarily related to higher gross VOI sales; and

•	a $35 million increase in securitized vacation ownership debt.

Total equity decreased $235 million from December 31, 2015 to December 31, 2016 primarily due to:

•	$625 million of stock repurchases;

•	$226 million of dividends; and

•	$40 million of foreign currency translation adjustments.

Such decreases in equity were partially offset by $611 million of net income attributable to Wyndham shareholders.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion and available capacity of $1.1 billion, net of letters of credit and commercial paper borrowings, as of December 31, 2016. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of December 31, 2016, we had $427 million of outstanding commercial paper borrowings, all under our U.S. commercial paper program.

Our two-year securitized vacation ownership bank conduit facility has a total capacity of $650 million and available capacity of $366 million as of December 31, 2016. During August 2016, we renewed this facility for a two-year term that expires in August 2018.

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

CASH FLOW
The following table summarizes cash and cash equivalents during 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Cash provided by/(used in)
Operating activities	$973	$991	$984
Investing activities	(353)	(302)	(276)
Financing activities	(586)	(675)	(701)
Effects of changes in exchange rates on cash and cash equivalents	(20)	(26)	(18)
Net change in cash and cash equivalents	$14	$(12)	$(11)

Operating Activities

During 2016, net cash provided by operating activities decreased $18 million compared to the prior year. Such decline reflects a $206 million increase in cash utilized for working capital (net change in assets and liabilities) primarily due to an increase in vacation ownership contract receivables resulting from higher originations and a reduction in accrued expenses associated with lower employee related costs, partially offset by lower income tax payments due to timing.

Net income adjusted for non-cash items increased cash from operations by $188 million compared to the prior year.
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

Investing Activities
During 2016, net cash used in investing activities increased by $51 million principally reflecting (i) $37 million of higher cash utilized for acquisitions, (ii) $12 million of higher cash utilized for investments and loans and (iii) $10 million of lower proceeds from asset sales. Such reductions in cash were partially offset by a $31 million decrease in property and equipment expenditures.
During 2015, net cash used in investing activities increased by $26 million compared to 2014, principally reflecting $62 million of higher acquisition payments primarily related to the acquisition of Dolce, partially offset by (i) $15 million of higher proceeds from asset sales and (ii) a $13 million decrease in property and equipment expenditures.

Financing Activities
During 2016, net cash used in financing activities decreased by $89 million, which principally reflects (i) $70 million of higher net borrowings on non-securitized debt, (ii) $70 million of higher net borrowings on securitized vacation ownership debt and (iii) $39 million of lower share repurchases. Such sources of cash were partially offset by (i) $69 million of lower net proceeds received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase and (ii) a $21 million increase in dividends paid to shareholders.
During 2015, net cash used in financing activities decreased by $26 million compared to 2014, principally reflecting (i) $274 million of higher net borrowings on non-securitized debt and (ii) $70 million of cash received in connection with the sale of vacation ownership inventory which is subject to conditional repurchase. Such sources of cash were partially offset by (i) $291 million of lower net borrowings on securitized vacation ownership debt and (ii) a $23 million increase in dividends paid to shareholders.

Capital Deployment
We focus on optimizing cash flow and seeking to deploy capital for the highest returns possible. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to derive a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to acquire additional franchise agreements, hotel/property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis as well as grow the business through merger and acquisition activities. In addition, we will return cash to shareholders through the repurchase of common stock and payment of dividends.

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million during 2017. During 2017, we anticipate net cash provided by operating activities of approximately $980 million to $1,000 million and net cash used on capital expenditures of $180 million to $200 million. Net cash provided by operating activities less capital expenditures amounted to $782 million during 2016, which was comprised of net cash provided by operating activities of $973 million less capital expenditures of $191 million. Foreign currency translation unfavorably impacted cash provided by operating activities during 2016. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During 2016, we spent $173 million related to vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2017, we anticipate spending approximately $230 million to $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the 5 year period from 2017 through 2021 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $191 million on capital expenditures during 2016, primarily on information technology enhancement projects and renovations at our owned Rio Mar hotel and chalets at our Landal GreenParks business. We also spent $10 million for the purchase of properties that we are operating for rental purposes as we convert them to vacation ownership inventory.

In addition, during 2016, we spent $12 million on development advance notes primarily at our hotel group business related to acquiring new franchise and management agreements. In an effort to support growth in our hotel group business, we will continue to provide development advance notes which may include agreements with multi-unit owners. We will also continue to provide other forms of financial support.

In connection with our focus on optimizing cash flow, we are continuing our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as WAAM Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we may purchase the finished inventory at a future date as needed or as obligated under the agreement.

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

Stock Repurchase Programs
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program seven times, most recently on February 8, 2016 by $1.0 billion, bringing the total authorization under the current program to $5.0 billion. We had $741 million of remaining availability in our program as of December 31, 2016.

Under our current stock repurchase program, we repurchased 8.9 million shares at an average price of $70.35 for a cost of $625 million during the twelve months ended December 31, 2016. From August 20, 2007 through December 31, 2016, we repurchased 88.1 million shares at an average price of $49.22 for a cost of $4.3 billion.

As of December 31, 2016, we have repurchased under our current and prior stock repurchase programs, a total of 113 million shares at an average price of $45.47 for a cost of $5.1 billion since our Separation.

During the period January 1, 2017 through February 16, 2017, we repurchased an additional 1.0 million shares at an average price of $78.52 for a cost of $76 million. We currently have $665 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Foreign Earnings
As of December 31, 2016, we have determined that accumulated and undistributed net earnings of $948 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

LONG-TERM DEBT COVENANTS
The revolving credit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2016, our consolidated interest coverage ratio was 10.5 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2016, our consolidated leverage ratio was 2.4 times. Covenants in this credit facility also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2016, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2016, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our bank conduit facility, with a term through August 2018 and a total capacity of $650 million, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace and we expect to have available liquidity to finance the sale of VOIs. As of December 31, 2016, we had $366 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our ability to obtain such financings.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of December 31, 2016, we had $427 million of outstanding borrowings, all of which were under our U.S. program and the total available capacity was $823 million under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $1.3 billion, of which $488 million was outstanding as of December 31, 2016. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/ or cash flows in any given reporting period. As of December 31, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $37 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods beginning on January 1st of each of the years set forth below:

	2017	2018	2019	2020	2021	Thereafter	Total
Securitized debt (a)	$195	$206	$413	$206	$220	$901	$2,141
Long-term debt (b)	334	478	30	526	533	1,470	3,371
Interest on debt (c)	175	159	151	133	97	117	832
Operating leases	93	66	56	41	34	184	474
Purchase commitments (d)	231	132	89	33	29	54	568
Inventory sold subject to conditional repurchase (e)	106	105	69	38	56	30	404
Separation liabilities (f)	10	13	—	—	—	—	23
Total (g) (h)	$1,144	$1,159	$808	$977	$969	$2,756	$7,813

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes $300 million of senior unsecured notes due during March 2017 which we intend to refinance on a long-term basis and have the ability to do so with our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term and securitized debt.

(d)
Includes (i) $209 million relating to the development of vacation ownership properties, of which $129 million is included within total liabilities on the Consolidated Balance Sheet, (ii) $152 million for information technology activities and (iii) $97 million for marketing related activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 9 – Inventory for further detail) of which $166 million is included within total liabilities on the Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 23 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes (i) $39 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities and (ii) a $13 million net pension liability as it is not reasonably estimable to determine the periods in which such liability would be settled.

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

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2016 aggregated $568 million, of which $209 million were related to the development of vacation ownership properties, $152 million were for information technology activities and $97 million were for marketing related activities.
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
Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was approximately $370 million as of December 31, 2016. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2016, 2015 and 2014, we made payments related to these guarantees of $13 million, $15 million and $17 million, respectively. As of December 31, 2016 and 2015, we maintained a liability in connection with these guarantees of $33 million and $34 million, respectively, on our Consolidated Balance Sheets.
We guarantee our vacation ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada and St. Thomas Virgin Islands from the third-party developers subject to the properties meeting our vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that we could be required to make under these commitments was $238 million as of December 31, 2016.
As part of WAAM Fee-for-Service, we may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $49 million as of December 31, 2016. As of both December 31, 2016 and 2015, we had no recognized liabilities in connection with these guarantees.
From time to time, we may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, we would be required to compensate the hotel owner for any shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, we may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. As of December 31, 2016, the remaining maximum potential amount of future payments that may be made under these guarantees is $127 million with an annual cap of $31 million. These guarantees have a remaining life of 4 to 8 years with a weighted average life of approximately 6 years. As of December 31, 2016, we maintained a liability of $24 million, on our Consolidated Balance Sheet, in connection with these guarantees. For guarantees subject to recapture provisions, we had a receivable of $36 million and $32 million as of December 31, 2016 and 2015, respectively. Such receivables were the result of payments made to date that are subject to recapture and which we believe will be recoverable from future operating performance (see Note 17 - Commitments and Contingencies).
Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2016.

Letters of Credit. As of December 31, 2016, we had $69 million of irrevocable standby letters of credit outstanding, of which $1 million were under our revolving credit facility. As of December 31, 2015, we had $63 million of irrevocable standby letters of credit outstanding, of which $1 million were under our revolving credit facility. Such letters of credit issued during 2016 and 2015 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at our vacation ownership business.
Surety Bonds. As of December 31, 2016, we had assembled commitments from 12 surety providers in the amount of $1.3 billion, of which $488 million was outstanding (See Note 17- Commitments and Contingencies).

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
Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or seller-financed sales. In order for us to recognize revenues of VOI sales under the full accrual method of accounting, as prescribed in the guidance for sales of real estate for fully constructed inventory, a binding sales contract must have been executed, the statutory rescission period must have expired (after which time the purchasers are not entitled to a refund except for non-delivery by us), receivables must have been deemed collectible and the remainder of our obligations must have been substantially completed. In addition, before we recognize any revenues on VOI sales, the purchaser of the VOI must have met the initial investment criteria and, as applicable, the continuing investment criteria, by executing a legally binding financing contract. A purchaser has met the initial investment criteria when a minimum down payment of 10% is received by us. In accordance with the requirements of the guidance for real estate time-sharing transactions, we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial investment. In those cases where financing is provided to the purchaser by us, the purchaser is obligated to remit monthly payments under financing contracts that represent the purchaser’s continuing investment. The contractual terms of seller-provided financing arrangements require that the contractual level of annual principal payments be sufficient to amortize the loan over a customary period for the VOI being financed, which is generally ten years, and payments under the financing contracts begin within 45 days of the sale and receipt of the minimum down payment of 10%.
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
Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry specific considerations. We performed a qualitative assessment for impairment on each reporting unit’s goodwill. Based on the results of our qualitative assessments performed during the fourth quarter of 2016, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our hotel group, destination network and vacation ownership reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.
We also determine whether the carrying value of other indefinite-lived intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible asset change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.
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

Guarantees. We may enter into performance guarantees related to certain hotels that we manage. Upon the inception date of the guarantee, we record a performance liability that is measured at fair value. In order to estimate its fair value, we use a weighted probability approach to determine the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding: discount rates, volatility and hotel operating results. The fair value is established at inception and is not revalued due to future changes in assumptions.
Certain of our performance guarantees have recapture provisions, which allow us to recover amounts funded under such guarantees. We record receivables for such amounts expected to be recovered in the future. We make certain assumptions and judgments regarding the recoverability of these receivables, which includes reviewing hotel operating results and current hotel projections.
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

Adoption of Accounting Pronouncements
During 2015, we adopted guidance related to reporting discontinued operations and disclosures of disposals of components of an entity and disclosure of uncertainties about an entity’s ability to continue as a going concern. During 2016, we adopted guidance related to (i) management’s evaluation of consolidation for certain legal entities, (ii) customer’s accounting for fees paid in a cloud computing arrangement, (iii) simplifying the presentation of debt issuance costs, (iv) simplifying the accounting for measurement-period adjustments, and (v) balance sheet classification of deferred taxes. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 to our Consolidated Financial Statements.

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

•
Our primary interest rate exposure as of December 31, 2016 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the British pound, Euro and the Canadian and Australian dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

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
Our variable rate borrowings, which include our commercial paper, term loan, bank conduit facility and revolving credit facility, exposes us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was approximately $1.1 billion at December 31, 2016. A 100 basis point change in the underlying interest rates would result in approximately a $10 million increase or decrease on our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2016. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2016, the absolute notional amount of our outstanding foreign exchange hedging instruments was $375 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $5 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
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
We used December 31, 2016 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officers has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

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
Except as otherwise disclosed, the information required by this item is included in the Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.
Identification of Executive Officers.
The following provides information for each of our executive officers.
Stephen P. Holmes, 60, has served as our Chairman, Chief Executive Officer and a Director since July 2006. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.
Thomas G. Conforti, 58, has served as our Executive Vice President and Chief Financial Officer since September 2009. From December 2002 to September 2008, Mr. Conforti was Chief Financial Officer of DineEquity, Inc. Earlier in his career, Mr. Conforti held a number of general management, financial and strategic roles over a ten-year period in the Consumer Products Division of the Walt Disney Company. Mr. Conforti also held numerous finance and strategy roles within the College Textbook Publishing Division of CBS and the Soft Drink Division of PepsiCo.
Geoffrey A. Ballotti, 55, has served as President and Chief Executive Officer of Wyndham Hotel Group since March 2014. Mr. Ballotti served as Chief Executive Officer, Wyndham Destination Network, from March 2008 to March 2014. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Gail Mandel, 48, has served as President and Chief Executive Officer of Wyndham Destination Network since November 2014. Ms. Mandel was Chief Operating Officer and Chief Financial Officer, Wyndham Destination Network, from March 2014 to November 2014 and Chief Financial Officer, Wyndham Destination Network, from January 2010 to March 2014. From August 2006 to January 2010, Ms. Mandel was Senior Vice President, Financial Planning & Analysis, for Wyndham Worldwide. From February 1999 to August 2006, Ms. Mandel was Division Controller, Cendant Hospitality Services. From October 1997 to February 1999, Ms. Mandel was Controller, Cendant Mobility. From September 1993 to October 1997, Ms. Mandel served in finance positions for HFS including Director, Business Development, Director, Corporate Audit and Manager, Internal Audit.
Thomas F. Anderson, 52, has served as our Executive Vice President and Chief Real Estate Development Officer since July 2006. From April 2003 to July 2006, Mr. Anderson was Executive Vice President, Strategic Acquisitions and Development of Cendant’s Timeshare Resort Group. From January 2000 to February 2003, Mr. Anderson was Senior Vice President, Corporate Real Estate for Cendant. From November 1998 to December 1999, Mr. Anderson was Vice President of Real Estate Services, Coldwell Banker Commercial. From March 1995 to October 1998, Mr. Anderson was General Manager of American Asset Corporation and from June 1990 to February 1995, Vice President of Commercial Lending for BB&T Corporation.
Mary R. Falvey, 56, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.
Scott G. McLester, 54, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President, Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Nicola Rossi, 50, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2.8 million(a)	$72.31(b)	15.8 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the contractual risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws, (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement, (v) the representations and warranties may be qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws, and (vi) only parties to such agreement and specified third party beneficiaries, if any, have a right to enforce the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

By:	/s/ STEPHEN P. HOLMES
Stephen P. Holmes
Chairman and Chief Executive Officer
Date: February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive	February 17, 2017
/s/ STEPHEN P. HOLMES	Officer
Stephen P. Holmes	(Principal Executive Officer)

/s/ THOMAS G. CONFORTI	Chief Financial Officer	February 17, 2017
Thomas G. Conforti	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 17, 2017
Nicola Rossi	(Principal Accounting Officer)

/s/ MYRA J. BIBLOWIT	Director	February 17, 2017
Myra J. Biblowit

/s/ LOUISE F. BRADY	Director	February 17, 2017
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 17, 2017
James E. Buckman

/s/ GEORGE HERRERA	Director	February 17, 2017
George Herrera

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY	Director	February 17, 2017
The Right Honourable Brian Mulroney

/s/ PAULINE D.E. RICHARDS	Director	February 17, 2017
Pauline D.E. Richards

/s/ MICHAEL H. WARGOTZ	Director	February 17, 2017
Michael H. Wargotz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wyndham Worldwide Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 17, 2017

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net revenues
Service and membership fees	$2,552	$2,519	$2,431
Vacation ownership interest sales	1,606	1,604	1,485
Franchise fees	677	674	632
Consumer financing	440	427	427
Other	324	312	306
Net revenues	5,599	5,536	5,281
Expenses
Operating	2,511	2,461	2,262
Cost of vacation ownership interests	146	165	171
Consumer financing interest	75	74	71
Marketing and reservation	829	813	802
General and administrative	714	761	755
Loss on sale and asset impairments	—	7	35
Restructuring	15	6	11
Depreciation and amortization	252	234	233
Total expenses	4,542	4,521	4,340
Operating income	1,057	1,015	941
Other (income)/expense, net	(22)	(17)	(7)
Interest expense	136	125	113
Early extinguishment of debt	11	—	—
Interest income	(8)	(9)	(10)
Income before income taxes	940	916	845
Provision for income taxes	328	304	316
Net income	612	612	529
Net income attributable to noncontrolling interest	(1)	—	—
Net income attributable to Wyndham shareholders	$611	$612	$529
Earnings per share
Basic	$5.56	$5.18	$4.22
Diluted	5.53	5.14	4.18

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$612	$612	$529
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(40)	(106)	(92)
Unrealized gains on cash flow hedges	—	5	—
Defined benefit pension plans	1	3	(6)
Other comprehensive income/(loss,) net of tax	(39)	(98)	(98)
Comprehensive income	573	514	431
Net income attributable to noncontrolling interest	(1)	—	—
Comprehensive income attributable to Wyndham shareholders	$572	$514	$431

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$185	$171
Trade receivables, net	610	586
Vacation ownership contract receivables, net	262	272
Inventory	315	295
Prepaid expenses	144	153
Other current assets	296	266
Total current assets	1,812	1,743
Long-term vacation ownership contract receivables, net	2,515	2,438
Non-current inventory	1,035	964
Property and equipment, net	1,340	1,399
Goodwill	1,603	1,563
Trademarks, net	734	726
Franchise agreements and other intangibles, net	393	397
Other non-current assets	387	361
Total assets	$9,819	$9,591
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$195	$209
Current portion of long-term debt	34	44
Accounts payable	468	394
Deferred income	500	483
Accrued expenses and other current liabilities	835	827
Total current liabilities	2,032	1,957
Long-term securitized vacation ownership debt	1,946	1,897
Long-term debt	3,337	3,031
Deferred income taxes	1,214	1,154
Deferred income	197	198
Other non-current liabilities	375	401
Total liabilities	9,101	8,638
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 218,198,050 shares in 2016 and 217,534,615 shares in 2015	2	2
Treasury stock, at cost – 112,617,112 shares in 2016 and 103,730,568 shares in 2015	(5,118)	(4,493)
Additional paid-in capital	3,966	3,923
Retained earnings	1,977	1,592
Accumulated other comprehensive loss	(113)	(74)
Total stockholders’ equity	714	950
Noncontrolling interest	4	3
Total equity	718	953
Total liabilities and equity	$9,819	$9,591

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$612	$612	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252	234	233
Provision for loan losses	342	248	260
Deferred income taxes	93	40	47
Stock-based compensation	68	58	57
Excess tax benefits from stock-based compensation	(9)	(17)	(34)
Loss on sale and asset impairments	—	7	35
Loss on early extinguishment of debt	11	—	—
Non-cash interest	23	22	23
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(24)	(46)	(29)
Vacation ownership contract receivables	(405)	(295)	(221)
Inventory	(27)	(25)	(17)
Prepaid expenses	6	(9)	(3)
Other current assets	8	32	(12)
Accounts payable, accrued expenses and other current liabilities	39	109	84
Deferred income	15	21	38
Other, net	(31)	—	(6)
Net cash provided by operating activities	973	991	984
Investing Activities
Property and equipment additions	(191)	(222)	(235)
Net assets acquired, net of cash acquired	(133)	(96)	(34)
Payments of development advance notes	(12)	(9)	(18)
Proceeds from development advance notes	3	6	6
Equity investments and loans	(26)	(14)	(8)
Proceeds from sale of business and asset sales	16	26	11
Decrease/(increase) in securitization restricted cash	3	4	(4)
(Increase)/decrease in escrow deposit restricted cash	—	(5)	10
Other, net	(13)	8	(4)
Net cash used in investing activities	(353)	(302)	(276)
Financing Activities
Proceeds from securitized borrowings	2,079	1,712	2,143
Principal payments on securitized borrowings	(2,044)	(1,747)	(1,887)
Proceeds from long-term debt	112	110	164
Principal payments on long-term debt	(152)	(173)	(211)
Proceeds from/(repayments) of commercial paper, net	318	(79)	(21)
Proceeds from term loan and notes issued	325	348	—
Repurchase of notes	(327)	—	—
Proceeds from vacation ownership inventory arrangements	20	70	—
Repayments of vacation ownership inventory arrangements	(26)	(7)	(15)
Dividends to shareholders	(223)	(202)	(179)
Repurchase of common stock	(619)	(658)	(646)
Excess tax benefits from stock-based compensation	9	17	34
Debt issuance costs	(20)	(21)	(19)
Net share settlement of incentive equity awards	(36)	(42)	(64)
Other, net	(2)	(3)	—
Net cash used in financing activities	(586)	(675)	(701)
Effect of changes in exchange rates on cash and cash equivalents	(20)	(26)	(18)
Net Increase/(decrease) in cash and cash equivalents	14	(12)	(11)
Cash and cash equivalents, beginning of period	171	183	194
Cash and cash equivalents, end of period	$185	$171	$183

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2013	128	$2	$(3,191)	$3,858	$832	$122	$2	$1,625
Net income	—	—	—	—	529	—	—	529
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Exercise of stock options and SSARS	1	—	—	1	—	—	—	1
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(64)	—	—	—	(64)
Change in deferred compensation	—	—	—	57	—	—	—	57
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(9)	—	(652)	—	—	—	—	(652)
Change in excess tax benefit on equity awards	—	—	—	34	—	—	—	34
Dividends	—	—	—	—	(178)	—	—	(178)
Other	—	—	—	2	—	—	—	2
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889	$1,183	$24	$2	$1,257
Net income	—	—	—	—	612	—	—	612
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)	—	—	—	(42)
Change in deferred compensation	—	—	—	58	—	—	—	58
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(8)	—	(650)	—	—	—	—	(650)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	(203)	—	—	(203)
Other	—	—	—	—	—	—	1	1
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	611	—	1	612
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(36)	—	—	—	(36)
Change in deferred compensation	—	—	—	68	—	—	—	68
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(9)	—	(625)	—	—	—	—	(625)
Change in excess tax benefit on equity awards	—	—	—	9	—	—	—	9
Dividends	—	—	—	—	(226)	—	—	(226)
Other	—	—	—	1	—	—	—	1
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,977	$(113)	$4	$718

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

•
Destination Network—provides vacation exchange services and products to owners of intervals of vacation ownership interests (“VOIs”), manages and markets vacation rental properties primarily on behalf of independent owners.

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

REVENUE RECOGNITION
Hotel Group
The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel and are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing royalty fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Hotel Group revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

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

Generally, the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, revenues earned in excess of costs incurred are accrued as a liability for future marketing or reservation costs. Costs incurred in excess of revenues earned are expensed as incurred. In accordance with its franchise agreements, the Company includes an allocation of costs required to carry out marketing and reservation activities within marketing and reservation expenses.

The Company also earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges based upon a percentage of room revenues generated from such stay. These fees are to reimburse the Company for expenses associated with member redemptions and activities that are related to the overall administering and marketing of the program. This fee is recognized as revenue upon becoming due from the franchisee. Since the Company is obligated to expend the fees it collects from franchisees, revenues earned in excess of costs incurred are accrued as a liability for future costs to support the program. In addition, the Company earns revenue from its co-branded Wyndham Rewards credit card program which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the Company’s co-branded credit program are deferred and recognized as earned over the term of the arrangement.

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized as the services are performed and when the earnings process is complete and are recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $22 million, $23 million and $11 million during 2016, 2015 and 2014, respectively. The Company also recognizes as revenue reimbursable payroll costs for operational employees at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses are reflected as a component of operating expenses on the

Consolidated Statements of Income. As such, there is no effect on the Company’s operating income. Revenues related to these reimbursable payroll costs were $271 million, $273 million and $148 million in 2016, 2015 and 2014, respectively and are reported as a component of service and membership fees on the Consolidated Statements of Income.

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

The Company’s RCI brand derives a majority of its revenues from annual membership dues and exchange fees from RCI members trading their intervals. Revenues from annual membership dues represent the annual fees from RCI members who, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with the Company’s exchange network and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with the Company’s exchange network or for other leisure-related services and products. The Company also offers other exchange related products that provide RCI members the ability to (i) purchase trading power or points protection, (ii) extend the life of deposits and (iii) combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Exchange fees and other exchange related product fees are recognized as revenues, net of expected cancellations, when these transactions have been confirmed to the member.

The Company’s vacation rental brands primarily derive their revenues from fees, which generally average between 20% and 45% of the gross booking fees. For properties which the Company owns, manages or operates under long-term capital and operating leases (which represent less than 10% of the Company’s portfolio), the Company receives 100% of the revenues. The majority of the time, the Company acts on behalf of the owners of the rental properties to generate the Company’s fees. The Company provides reservation services to the independent property owners and receives the agreed-upon fee for the services provided. The Company remits the gross rental fee received from the renter to the independent property owner, net of the Company’s agreed-upon fee. Revenues from such fees that are recognized in the period that the rental reservation is made and are recorded net of expected cancellations.

Cancellations for 2016, 2015 and 2014 each totaled less than 4% of rental transactions booked. Upon confirmation of the rental reservation, the rental customer and property owner generally have a direct relationship for additional services to be performed. The Company also earns rental fees in connection with properties which it owns, manages or operates and such fees are recognized ratably over the rental customer’s stay, as this is the point at which the service is rendered. The Company’s revenues are earned when evidence of an arrangement exists, delivery has occurred or the services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. As of December 31, 2016 and 2015, there were no revenues deferred under the POC method of accounting. During 2015, gross VOI sales were increased by $13 million representing the net change in revenues that was deferred under the POC method of accounting. During 2014, revenues that were deferred under the POC method of accounting were $12 million.

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

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when the services are performed and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $660 million, $615 million and $581 million during 2016, 2015 and 2014, respectively. Management fee revenues were $287 million, $275 million and $288 million during 2016, 2015 and 2014, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $373 million, $340 million and $293 million during 2016, 2015 and 2014, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. One of the associations that the Company manages paid its Wyndham Destination Network segment $26 million, $24 million, and $19 million for exchange services during 2016, 2015 and 2014, respectively.

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

Deferred Income
Deferred income, as of December 31, consisted of:

	2016	2015
Membership and exchange fees	$248	$260
VOI trial and incentive fees	165	153
Vacation rental fees	112	110
Initial franchise fees	52	53
Credit card fees	49	43
Other fees	71	62
Total deferred income	697	681
Less: Current deferred income	500	483
Non-current deferred income	$197	$198
Deferred membership and exchange fees consist primarily of payments made in advance for annual memberships that are recognized over the term of the membership period, which is typically one to three years. Deferred VOI trial fees are payments received in advance for a trial VOI, which allows customers to utilize a VOI typically within one year of purchase. Deferred incentive fees represent payments received in advance for additional travel related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within two years of a VOI sale. Deferred vacation rental fees represent payments received in advance of a rental customer’s stay that are recognized as revenue when the rental stay occurs, which is typically within six months of the confirmation date. Deferred initial franchise fees are recognized when all material services or conditions have been performed which is typically within two years. Deferred credit card fees represents payments received in advance from the Company’s co-branded credit card partners primarily for card member activity, which is typically recognized within one year.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2016 and 2015.

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

Securitizations: In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. Such amounts were $90 million and $92 million, of which $75 million and $73 million is recorded within other current assets and $15 million and $19 million is recorded within other non-current assets as of December 31, 2016 and 2015, respectively, on the Consolidated Balance Sheets.

Escrow Deposits: Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as 3 calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacation rental transactions. Such amounts are mandated to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $59 million as of both December 31, 2016 and 2015 which are recorded within other current assets on the Consolidated Balance Sheets.

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

	2016	2015	2014
Beginning balance	$150	$169	$209
Bad debt expense	48	51	48
Write-offs	(70)	(71)	(86)
Translation and other adjustments	15	1	(2)
Ending balance	$143	$150	$169

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

As members earn points through the Company’s loyalty programs, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs, which are recorded in other revenues in the Consolidated Statements of Income and amounted to $159 million, $152 million and $142 million, while total expenses amounted to $134 million, $119 million and $112 million during 2016, 2015 and 2014, respectively. The liability for estimated future redemption costs as of December 31, 2016 and 2015 amounted to $77 million and $67 million, respectively, and is included in accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY
Inventory primarily consists of real estate and development costs of completed VOIs, VOIs under construction, land held for future VOI development, vacation ownership properties, vacation credits and inventory sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for on a retrospective basis through corresponding current-period adjustments to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. Capitalized interest was $1 million, $3 million and $2 million in 2016, 2015 and 2014, respectively.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $167 million, $172 million and $170 million in 2016, 2015 and 2014, respectively.

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

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life which is generally 3 to 5 years, with the exception of certain enterprise resource planning and reservation and inventory management software which is generally 7 years. Such amortization commences when the software is substantially ready for use.

The net carrying value of software developed or obtained for internal use was $230 million and $223 million as of December 31, 2016 and 2015, respectively. Capitalized interest was $4 million during 2016, 2015 and 2014.

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

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in operating expense. The Company has goodwill recorded at its hotel group, destination network and vacation ownership reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2016 and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations and (iii) contract terminations. The amount that the Company has accrued as of December 31, 2016 represents its best estimate of the obligations incurred in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties.

GUARANTEES
The Company may enter into performance guarantees related to certain hotels that it manages. The Company records a liability for the fair value of these performance guarantees at their inception date. The corresponding offset is recorded to other assets. For performance guarantees not subject to a recapture provision, the Company amortizes the liability for the fair value of the guarantee over the term of the guarantee using a systematic and rational approach. On a quarterly basis, the Company evaluates the likelihood of funding under a guarantee. To the extent the Company determines an obligation to fund under a guarantee is both probable and estimable, the Company will record a separate contingent liability. The expense related to this separate contingent liability is recognized in the period that the Company determines funding is probable for that period.

For performance guarantees subject to a recapture provision, the Company records a liability for the fair value of these performance guarantees at their inception date. To the extent the Company is required to fund an obligation under a guarantee subject to a recapture provision, the Company records a receivable for amounts expected to be recovered in the future. On a quarterly basis, the Company evaluates the likelihood of recovering such receivables.

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

EQUITY EARNINGS AND OTHER INCOME
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company recorded $2 million of net earnings from such investments during 2016, 2015 and 2014 in other income, net on the Consolidated Statements of Income.

During 2016, the Company recorded $20 million of income primarily related to (i) settlements of business disruption claims related to the Gulf of Mexico oil spill in 2010, (ii) settlements of various other business interruption claims received, (iii) the sale of non-strategic assets, (iv) a gain from a bargain purchase on an acquisition of a vacation rentals business and (v) other miscellaneous royalties at its vacation ownership business. During 2015, the Company recorded $15 million of income primarily related to the settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010, the sale of non-strategic assets and other miscellaneous royalties at its vacation ownership business. During 2014, the Company recorded $5 million of income primarily related to the sale of non-strategic assets and other miscellaneous royalties at its vacation ownership business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. The Company currently expects to adopt the new guidance utilizing the full retrospective transition method on its effective date of January 1, 2018.

The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the Consolidated Financial Statements and related disclosures. The Company believes the most significant impacts relating to its Hotel Group segment are the accounting for initial fees, upfront costs and marketing and reservations expenses. The Company expects royalty and marketing and reservation fees to remain substantially unchanged. Specifically, under the new guidance, the Company expects (i) initial fees to be recognized ratably over the life of the noncancelable period of the franchise agreement, (ii) incremental upfront contract costs to be deferred and expensed over the life of the noncancelable period of the franchise agreement and (iii) marketing and reservations revenues earned in excess of costs incurred will no longer be accrued as a liability for future marketing or reservation costs; marketing or reservation costs incurred in excess of revenues earned will continue to be expensed as incurred.

The Company believes the most significant impacts relating to its Destination Network segment are the accounting for vacation rental revenues and other vacation exchange related product fees. Specifically, under the new guidance, the Company expects (i) approximately thirty percent of its vacation rental revenue will no longer be recognized in the period that the rental reservation is booked and, instead, will be recognized over the term of the guest stay and (ii) other vacation exchange related products fees to be deferred and recognized upon the occurrence of a future vacation exchange or other transaction. The Company expects vacation exchange transaction fees to remain substantially unchanged. The Company is continuing to evaluate the potential impacts of this new guidance on its vacation exchange membership fees.

The Company expects the recognition of its Vacation Ownership segment revenues to remain substantially unchanged. However, the Company is continuing its assessment specifically on the accounting for collectability of VOI sales revenue based on pending industry clarification which may identify other impacts. The Company does expect revenue from certain travel packages utilized to market its VOI products to be presented on a gross basis within other revenues.

The Company is continuing to evaluate the potential impacts of this new guidance on its Wyndham Rewards loyalty program and as well as its co-branded credit card programs at the Company’s Hotel Group and Destination Network segments.

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

Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The adoption of this new guidance is expected to impact the Company's provision for income taxes on its Consolidated Statements of Income and its operating and financing cash flows on its Consolidated Statements of Cash Flows. The Company will adopt the new guidance on January 1, 2017, using a modified retrospective transition approach. The impact of this new guidance will result in excess tax benefits from stock-based compensation being recorded within operating activities on its Consolidated Statements of Cash Flows. The magnitude of such impacts are dependent upon the Company's future grants of stock-based compensation, the Company's stock price in relation to the fair value of awards on grant date, and the exercise behavior of the Company's equity compensation holders.

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

Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company believes the impact of this new guidance will result in development advance notes and escrow deposits being recorded within operating activities and securitization restricted cash being recorded within financing activities on its Consolidated Statements of Cash Flows. The following table summarizes the effect of the new guidance:

	Year Ended December 31,
Increase/(decrease):	2016	2015	2014
Operating Activities	$(9)	$(8)	$(2)
Investing Activities	6	4	6
Financing Activities	3	4	(4)

Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt this new guidance on January 1, 2018, using a retrospective transition method. As such, restricted cash of $149 million and $151 million, as of December 31, 2016 and 2015, respectively, will be included within total beginning and ending cash and cash equivalents amounts on the Company’s Consolidated Statements of Cash Flows.

Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Wyndham shareholders	$611	$612	$529
Basic weighted average shares outstanding	110	118	125
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	1	1	2
Diluted weighted average shares outstanding	111	119	127
Earnings per share:
Basic	$5.56	$5.18	$4.22
Diluted	5.53	5.14	4.18
Dividends:
Cash dividends per share (c)	$2.00	$1.68	$1.40
Aggregate dividends paid to shareholders	223	202	179

(a)
Excludes 1.0 million and 0.4 million of restricted stock units (“RSUs”) for the years ended 2016 and 2015, respectively, that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeitures.

(b)
Excludes performance vested restricted stock units (“PSUs”) of 0.6 million for the years ended 2016 and 2015 and 0.4 million for the year ended 2014, as the Company had not met the required performance metrics.

(c)	For each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2016, 2015 and 2014, the Company paid cash dividends of $0.50, $0.42 and $0.35 per share, respectively.

Stock Repurchase Programs
On February 8, 2016 the Company’s Board of Directors authorized an increase of $1.0 billion to the Company’s existing stock repurchase program. As of December 31, 2016, the total authorization of the current program was $5.0 billion. The Company had $741 million of remaining availability in its program as of December 31, 2016.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2015	79.2	$3,712	$46.85
For the year ended December 31, 2016	8.9	625	70.35
As of December 31, 2016	88.1	$4,337	49.22

As of December 31, 2016, the Company has repurchased under its current and prior stock repurchase plans, a total of 113 million shares at an average price of $45.47 for a cost of $5.1 billion since its separation from Cendant (“Separation”).

4.	Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the measurement period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statements of Income as expenses.

2016 ACQUISITIONS

Fen Hotels. During November 2016, the Company completed the acquisition of Fen Hotels, a hotel management company with a focus in the Latin America region, for $70 million, net of cash acquired. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within its hotel group business. The acquisition resulted in the addition of two brands (Dazzler and Esplendor) to the Company’s portfolio. The preliminary purchase price allocation resulted in the recognition of (i) $48 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $26 million of definite-lived intangible assets, of which $10 million was for trademarks, with a weighted average life of 20 years, (iii) $1 million of other assets and (iv) $5 million of liabilities, all of which were assigned to the Company’s Hotel Group segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Blue Chip Holidays. During November 2016, the Company completed the acquisition of Blue Chip Holidays, a United Kingdom vacation rentals business, for $24 million, net of cash acquired. The preliminary purchase price allocation resulted in the recognition of (i) $21 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $6 million of definite-lived intangible assets with a weighted average life of 12 years, (iii) $3 million of other assets, (iv) $2 million of trademarks and (iv) $8 million of liabilities, all of which were assigned to the Company’s Destination Network segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During 2016, the Company completed eight other acquisitions for a total of $39 million, net of cash acquired. The Company’s Destination Network segment completed five acquisitions for $20 million, net of cash acquired and recorded contingent consideration of $10 million. The preliminary purchase price allocations resulted primarily in the recognition of (i) $21 million of other assets, (ii) $17 million of property and equipment, (iii) $17 million of definite-lived intangible assets with a weighted average life of 8 years, (iv) $13 million of goodwill, the majority of which is not expected to be deductible for tax purposes and (v) $37 million of liabilities. In addition, one acquisition resulted in a bargain purchase gain of $2 million, which was recognized within other (income)/expense, net in the Company’s Consolidated Statement of Income. Additionally, the Company’s Vacation Ownership segment completed three acquisitions for $19 million. The preliminary purchase price allocations resulted primarily in the recognition of $15 million of property and equipment and $4 million of inventory. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

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

Other. During 2015, the Company completed five acquisitions for a total of $38 million, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of (i) $12 million of property and equipment, all of which was allocated to the Company’s Vacation Ownership segment, and (ii) $19 million of goodwill, of which $13 million is expected to be deductible for tax purposes, and $13 million of definite-lived intangible assets with a weighted average life of 10 years, both of which were allocated to the Company’s Destination Network segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

2014 ACQUISITIONS

During 2014, the Company completed four acquisitions for $32 million, net of cash acquired, and paid an additional $2 million of contingent consideration related to prior year acquisitions. The purchase price allocations resulted in the recognition of $14 million of property, $9 million of inventory and $3 million of definite-lived intangible assets with a weighted average life of 13 years, all of which were allocated to the Company’s Vacation Ownership segment. In addition, the Company recognized $2 million of goodwill, none of which is expected to be deductible for tax purposes, and $3 million of definite-lived intangible assets with a weighted average life of 12 years, both of which were allocated to the Company’s Destination Network segment. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

5.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,603			$1,563
Trademarks (a)	$720			$723
Amortized Intangible Assets:
Franchise agreements (b)	$594	$401	$193	$594	$386	$208
Management agreements (c)	168	54	114	153	46	107
Trademarks (d)	20	6	14	8	5	3
Other (e)	148	62	86	148	66	82
	$930	$523	$407	$903	$503	$400

(a)
Comprised of various trade names (primarily including the Wyndham Hotels and Resorts, Ramada, Days Inn, RCI, Landal GreenParks, Baymont Inn & Suites, Microtel Inns & Suites, Hawthorn by Wyndham, TRYP by Wyndham, Dolce Hotels and Resorts and Hoseasons trade names) that the Company has acquired. These trade names are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 35 years.

(c)	Generally amortized over a period ranging from 10 to 20 years with a weighted average life of 15 years.

(d)	Generally amortized over a period of 3 to 20 years with a weighted average life of 13 years.

(e)	Includes customer lists and business contracts, generally amortized over a period ranging from 7 to 20 years with a weighted average life of 14 years.

Goodwill
During the fourth quarters of 2016, 2015 and 2014, the Company performed its annual goodwill impairment test and determined that no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2015	Goodwill Acquired During 2016	Foreign Exchange	Balance as of December 31, 2016
Hotel Group	$329	$48	$—	$377
Destination Network	1,207	34	(42)	1,199
Vacation Ownership	27	—	—	27
Total Company	$1,563	$82	$(42)	$1,603

Amortization expense relating to amortizable intangible assets was as follows:

	2016	2015	2014
Franchise agreements	$15	$15	$15
Management agreements	11	10	8
Other	12	12	14
Total (*)	$38	$37	$37

(*) Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company’s amortizable intangible assets as of December 31, 2016, the Company expects related amortization expense as follows:

Amount
2017	$40
2018	38
2019	37
2020	36
2021	34

6.	Franchising and Marketing/Reservation Activities
Franchise fee revenues of $677 million, $674 million and $632 million on the Consolidated Statements of Income for 2016, 2015 and 2014, respectively, include initial franchise fees of $15 million, $12 million and $12 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its hotel group franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $310 million, $313 million and $294 million during 2016, 2015 and 2014, respectively, and are recorded within franchise fees on the Consolidated Statements of Income. In accordance with the franchise agreements, generally the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including referrals, technology and volume purchasing.

The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advance notes. Such interest was not significant during 2016, 2015 or 2014. Development advance notes recorded on the Consolidated Balance Sheets amounted to $73 million and $81 million as of December 31, 2016 and 2015, respectively, and are classified within other non-current assets on the Consolidated Balance Sheets. During 2016, 2015 and 2014, the Company recorded $7 million, $8 million and $9 million, respectively, related to the forgiveness of these notes. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. In addition, the Company received development advance note repayments of $3 million during 2016 and $6 million during 2015 and 2014, which are reported as proceeds from development advance notes on the Consolidated Statements of Cash Flows. The Company recorded $1 million during 2016 and 2015 and less than $1 million during 2014 of bad debt expenses related to development advance notes that were due and payable within its hotel group business. Such expenses were reported within operating expenses on the Consolidated Statements of Income.

7.	Income Taxes
The income tax provision consists of the following for the year ended December 31:

	2016	2015	2014
Current
Federal	$161	$182	$176
State	22	31	40
Foreign	52	51	53
	235	264	269
Deferred
Federal	80	34	53
State	16	8	(1)
Foreign	(3)	(2)	(5)
	93	40	47
Provision for income taxes	$328	$304	$316
Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2016	2015	2014
Domestic	$754	$745	$681
Foreign	186	171	164
Pre-tax income	$940	$916	$845

Deferred Taxes

The Company adopted the guidance on the balance sheet classification of deferred taxes on June 30, 2016. As a result, the Company retrospectively applied the guidance to its December 31, 2015 Consolidated Balance Sheet. See Note 2 - Summary of Significant Accounting Policies for additional information regarding the adoption of the new guidance.

Deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2016	2015
Deferred income tax assets:
Net operating loss carryforward	$49	$54
Foreign tax credit carryforward	84	89
Tax basis differences in assets of foreign subsidiaries	27	35
Accrued liabilities and deferred income	185	185
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	304	300
Other comprehensive income	118	73
Other	14	15
Valuation allowance (*)	(35)	(31)
Deferred income tax assets	746	720

Deferred income tax liabilities:
Depreciation and amortization	738	734
Installment sales of vacation ownership interests	1,038	984
Estimated VOI recoveries	97	90
Other comprehensive income	20	19
Other	37	19
Deferred income tax liabilities	1,930	1,846
Net deferred income tax liabilities	$1,184	$1,126

Reported in:
Other non-current assets	$30	$28
Deferred income taxes	1,214	1,154
Net deferred income tax liabilities	$1,184	$1,126

(*)
The valuation allowance of $35 million at December 31, 2016 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $11 million, $22 million and $2 million, respectively. The valuation allowance of $31 million at December 31, 2015 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $10 million, $19 million and $2 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2016, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2036. As of December 31, 2016, the Company had $84 million of foreign tax credits. The foreign tax credits primarily expire in 2025.

No provision has been made for U.S. federal deferred income taxes on $948 million of accumulated and undistributed earnings of certain foreign subsidiaries as of December 31, 2016 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable as a result of the large number of assumptions necessary to compute the tax. These earnings could become subject to additional taxes if remitted as dividends; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.2	2.8	3.0
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.5)	(1.4)	(1.9)
Taxes on foreign income, net of tax credits	(1.7)	(0.6)	(4.6)
Valuation allowance	0.6	(2.7)	4.0
Other	1.3	0.1	1.9
	34.9%	33.2%	37.4%

The Company’s effective tax rate increased from 33.2% in 2015 to 34.9% in 2016 primarily due to a lower tax benefit in 2016 resulting from changes in the Company’s valuation allowance, partially offset by a benefit from an increase in foreign tax credits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2016	2015	2014
Beginning balance	$35	$35	$36
Increases related to tax positions taken during a prior period	2	6	5
Increases related to tax positions taken during the current period	8	6	4
Decreases related to settlements with taxing authorities	(2)	(2)	(1)
Decreases as a result of a lapse of the applicable statute of limitations	(2)	(9)	(7)
Decreases related to tax positions taken during a prior period	(2)	(1)	(2)
Ending balance	$39	$35	$35
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $39 million as of December 31, 2016 and $35 million as of both December 31, 2015 and 2014. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest related to these unrecognized tax benefits of $3 million during 2016 and $4 million during both 2015 and 2014. The Company had a liability for potential penalties of $5 million as of December 31, 2016 and $4 million as of both December 31, 2015 and 2014 and potential interest of $6 million as of both December 31, 2016 and 2015 and $5 million as of December 31, 2014. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal tax authorities. The 2009 through 2016 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2008 through 2016 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million to $6 million.

The Company made cash income tax payments, net of refunds, of $196 million, $239 million and $249 million during 2016, 2015 and 2014, respectively. Such payments exclude income tax related payments made to or refunded by former Parent.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, current and long-term vacation ownership contract receivables, net consisted of:

	2016	2015
Current vacation ownership contract receivables:
Securitized	$235	$248
Non-securitized	84	81
	319	329
Less: Allowance for loan losses	57	57
Current vacation ownership contract receivables, net	$262	$272
Long-term vacation ownership contract receivables:
Securitized	$2,254	$2,214
Non-securitized	825	748
	3,079	2,962
Less: Allowance for loan losses	564	524
Long-term vacation ownership contract receivables, net	$2,515	$2,438

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next 12 months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2016 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2017	$235	$84	$319
2018	242	85	327
2019	254	87	341
2020	272	91	363
2021	289	96	385
Thereafter	1,197	466	1,663
	$2,489	$909	$3,398

During 2016, 2015 and 2014, the Company’s securitized vacation ownership contract receivables generated interest income of $332 million, $333 million and $300 million, respectively.

During 2016, 2015 and 2014, the Company originated vacation ownership contract receivables of $1,225 million, $1,091 million and $1,013 million, respectively, and received principal collections of $820 million, $796 million and $792 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.9%, 13.8% and 13.6% as of December 31, 2016, 2015 and 2014, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2013	$566
Provision for loan losses	260
Contract receivables written off, net	(245)
Allowance for loan losses as of December 31, 2014	581
Provision for loan losses	248
Contract receivables write-offs, net	(248)
Allowance for loan losses as of December 31, 2015	581
Provision for loan losses	342
Contract receivables write-offs, net	(302)
Allowance for loan losses as of December 31, 2016	$621

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,733	$1,010	$149	$120	$232	$3,244
31 - 60 days	19	32	17	4	2	74
61 - 90 days	11	16	11	3	1	42
91 - 120 days	8	14	13	2	1	38
Total	$1,771	$1,072	$190	$129	$236	$3,398

	As of December 31, 2015
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,623	$1,023	$163	$115	$231	$3,155
31 - 60 days	16	25	17	5	2	65
61 - 90 days	10	14	11	3	1	39
91 - 120 days	7	11	11	2	1	32
Total	$1,656	$1,073	$202	$125	$235	$3,291

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

9.	Inventory
Inventory, as of December 31, consisted of:

	2016	2015
Land held for VOI development	$146	$136
VOI construction in process	59	62
Inventory sold subject to conditional repurchase	163	155
Completed VOI inventory	667	604
Estimated VOI recoveries	256	242
Destination network vacation credits and other	59	60
Total inventory	1,350	1,259
Less: Current portion (*)	315	295
Non-current inventory	$1,035	$964

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During 2016 and 2015, the Company transferred $50 million and $70 million from property and equipment to VOI inventory, respectively. In addition to the inventory obligations listed below, as of December 31, 2016, the Company had $8 million of inventory accruals included in accounts payable on the Consolidated Balance Sheet. As of December 31, 2015, the Company had $27 million of inventory accruals, of which $20 million was included in accrued expenses and other current liabilities and $7 million was included in accounts payable.

Inventory Sale Transaction

During 2015, the Company sold real property located in St. Thomas, U.S. Virgin Islands (“St. Thomas”) to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $80 million in cash consideration, of which $70 million was received in 2015 and $10 million was received in 2016. During the second quarter of 2016, the Company received $10 million of additional cash consideration from the third-party developer for the vacation ownership inventory property under development in St. Thomas. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

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

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this purchase, the Company had an outstanding inventory obligation of $32 million as of both December 31, 2016 and December 31, 2015, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Consolidated Balance Sheets.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding inventory obligations of $166 million as of December 31, 2016, of which $74 million was included within accrued expenses and other current liabilities and $92 million was included within other non-current liabilities on the Consolidated Balance Sheet. During 2016, the Company paid $49 million to the third-party developer of which, $18 million was for vacation ownership inventory located in Las Vegas, Nevada and St. Thomas, $26 million was for its obligation under the vacation ownership inventory arrangements and $5 million was for accrued interest. In connection with these transactions, the Company also acquired $35 million of inventory developed by the third-party developer during the fourth quarter of 2016 which will be paid during 2017. As of December 31, 2015, the Company had an outstanding inventory obligation related to the Las Vegas property of $157 million, of which $33 million was included within accrued expenses and other current liabilities and $124 million was included within other non-current liabilities on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $238 million as of December 31, 2016.

10.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2016	2015
Land	$167	$171
Buildings and leasehold improvements	862	867
Capitalized software	753	762
Furniture, fixtures and equipment	494	529
Capital leases	208	202
Construction in progress	131	164
	2,615	2,695
Less: Accumulated depreciation and amortization	1,275	1,296
	$1,340	$1,399
During 2016, 2015 and 2014, the Company recorded depreciation and amortization expense of $214 million, $197 million and $196 million, respectively, related to property and equipment. As of December 31, 2016 and 2015, the Company had accrued property and equipment of $5 million and $7 million, respectively.

11.	Other Current Assets
Other current assets, as of December 31, consisted of:

	2016	2015
Securitization restricted cash	$75	$73
Escrow deposit restricted cash	59	59
Deferred costs	52	53
Non-trade receivables, net	40	32
Short-term investments	14	12
Tax receivables	12	11
Assets held for sale	10	2
Other	34	24
	$296	$266

12.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of December 31, consisted of:

	2016	2015
Accrued payroll and related	$225	$274
Accrued taxes	137	102
Inventory sale and repurchase obligations (a)	85	44
Accrued advertising and marketing	57	65
Accrued loyalty programs	46	37
Accrued interest	44	49
Accrued legal settlements	40	29
Accrued VOI maintenance fees	25	26
Accrued separation (b)	10	19
Accrued other	166	182
	$835	$827

(a)	See Note 9 - Inventory.

(b)	See Note 23 - Separation Adjustments and Transactions with Former Parent and Subsidiaries.

13.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness, as of December 31, consisted of:

	2016	2015
Securitized vacation ownership debt: (a)
Term notes (b)	$1,857	$1,867
Bank conduit facility (due August 2018)	284	239
Total securitized vacation ownership debt	2,141	2,106
Less: Current portion of securitized vacation ownership debt	195	209
Long-term securitized vacation ownership debt	$1,946	$1,897
Long-term debt: (c)
Revolving credit facility (due July 2020)	$14	$7
Commercial paper	427	109
Term loan (due March 2021)	323	—
$315 million 6.00% senior unsecured notes (due December 2016) (d)	—	316
$300 million 2.95% senior unsecured notes (due March 2017)	300	299
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	449	448
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	248	247
$650 million 4.25% senior unsecured notes (due March 2022) (e)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (f)	407	408
$350 million 5.10% senior unsecured notes (due October 2025) (g)	338	337
Capital leases	143	153
Other	20	49
Total long-term debt	3,371	3,075
Less: Current portion of long-term debt	34	44
Long-term debt	$3,337	$3,031

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,601 million and $2,576 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of December 31, 2016 and 2015, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs of $24 million as of both December 31, 2016 and 2015.

(c)
The carrying amounts of the senior unsecured notes are net of unamortized discounts of $11 million and $14 million as of December 31, 2016 and 2015, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $4 million and $3 million as of December 31, 2016 and 2015, respectively.

(d)	Includes $1 million of unamortized gains from the settlement of a derivative as of December 31, 2015.

(e)	Includes $2 million of unamortized gains from the settlement of a derivative as of both December 31, 2016 and 2015.

(f)	Includes $9 million and $11 million of unamortized gains from the settlement of a derivative as of December 31, 2016 and 2015, respectively.

(g)	Includes $9 million and $10 million of unamortized losses from the settlement of a derivative as of December 31, 2016 and 2015, respectively.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2016 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$195	$334	(*)	$529
Between 1 and 2 years	206	478		684
Between 2 and 3 years	413	30		443
Between 3 and 4 years	206	526		732
Between 4 and 5 years	220	533		753
Thereafter	901	1,470		2,371
	$2,141	$3,371		$5,512

(*)
Includes $300 million of senior unsecured notes that the Company classified as long-term debt as it has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Debt maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2016, the available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	284	14
Letters of credit	—	1
Commercial paper borrowings	—	427	(b)
Available Capacity	$366	$1,058

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Securitized Vacation Ownership Debt
As discussed in Note 14 — Variable Interest Entities, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2016-1 Receivables Funding, LLC. During March, 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-1 Receivables Funding, LLC, with an initial principal amount of $425 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.20%. The advance rate for this transaction was 88.85%. As of December 31, 2016, the Company had $264 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2016-2 Receivables Funding, LLC. During July, 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-2 Receivables Funding, LLC, with an initial principal amount of $375 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.42%. The advance rate for this transaction was 90%. As of December 31, 2016, the Company had $285 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2016-3 Receivables Funding, LLC. During October, 2016, the Company closed a series of term notes payable, Sierra Timeshare 2016-3 Receivables Funding LLC, with an initial principal amount of $325 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.47%. The advance rate for this transaction was 90%. As of December 31, 2016, the Company had $293 million of outstanding borrowings under these term notes, net of debt issuance costs.

As of December 31, 2016, the Company had $1,015 million of outstanding borrowings under term notes entered into prior to December 31, 2015.

The Company’s securitized term notes include fixed and floating rate term notes for which the weighted average interest rate was 3.6%, 3.5% and 3.7% during 2016, 2015 and 2014, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. During August 2016, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through August 2018. The facility has a total capacity of $650 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread. The bank conduit facility had a weighted average interest rate of 3.7% during both 2016 and 2015 and 3.4% during 2014.

As of December 31, 2016, the Company’s securitized vacation ownership debt of $2,141 million is collateralized by $2,601 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s bank conduit facility is subject to the Company’s ability to provide additional assets to collateralize such facility. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 3.6%, 3.5% and 3.7% during 2016, 2015 and 2014, respectively.

Long-Term Debt
Term Loan. During March 2016, the Company entered into a five-year $325 million term loan agreement which matures on March 24, 2021. The term loan currently bears interest at LIBOR plus a spread. The term loan had a weighted average interest rate of 2.14% during 2016. The term loan can be paid at the Company’s option in whole or in part at any time prior to maturity. The interest on the term loan will be subject to adjustments from time to time if there are downgrades to the Company’s credit ratings. The term loan requires principal payments, payable in equal quarterly installments, of 5% per annum of the original loan balance, commencing with the third anniversary of the loan, and 10% per annum of the original loan balance commencing with the fourth anniversary of the loan, with the remaining balance payable at maturity.
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

Commercial Paper. The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. The maturities of U.S. and European commercial paper notes will vary, but may not exceed 366 days and 364 days, respectively, from the date of issue. As of December 31, 2016, the Company had outstanding borrowings of $427 million at a weighted average rate of 1.36%, all of which was under its U.S. commercial paper program. As of December 31, 2015, the Company had $109 million of outstanding borrowings at a weighted average interest rate of 1.07%, all under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. While outstanding commercial paper borrowings generally have short-term maturities, the Company classifies the outstanding borrowings as long-term debt based on its intent to refinance the outstanding borrowings on a long-term basis and the ability to do so with its revolving credit facility.

2.95% Senior Unsecured Notes. The Company’s $300 million 2.95% senior unsecured notes due in March 2017 are classified as long-term as it has the intent to refinance such debt on a long-term basis and the ability to do so with its available capacity under the Company’s revolving credit facility.

As of December 31, 2016, the Company had $2,443 million of outstanding senior unsecured notes issued prior to December 31, 2015. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption dates. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Destination Network Capital Leases. The Company leases vacation homes located in European holiday parks as part of its destination network business. The majority of these leases are recorded as capital lease obligations with corresponding assets classified within property and equipment, net on the Consolidated Balance Sheets. Such capital lease obligations had a weighted average interest rate of 4.6% during 2016 and 4.5% during 2015 and 2014.

Capital Lease. The Company leases its Corporate headquarters in Parsippany NJ. The lease is recorded as a capital lease obligation with a corresponding capital lease asset which is recorded net of deferred rent. Such capital lease had an interest rate of 4.5% during 2016, 2015 and 2014.

Other. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45 through an SPE. The SPE financed the purchase with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrues interest at 4.5% and the principal and interest are payable semi-annually, commencing on July 24, 2013. In addition, $9 million of mandatorily redeemable equity of the SPE was classified as long-term debt. As of December 31, 2016, $15 million of the four-year mortgage note and $2 million of mandatorily redeemable equity were outstanding. As of December 31, 2015, $42 million of the four-year mortgage note and $4 million of mandatorily redeemable equity were outstanding. See Note 14 - Variable Interest Entities for more detailed information.

Fair Value Hedges. During 2013, the Company entered into fixed to variable interest rate swap agreements (“the Swaps”) on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Consolidated Statements of Cash Flows. The Company had $11 million and $13 million of deferred gains as of December 31, 2016 and 2015, respectively. Such gains were included within long-term debt on the Consolidated Balance Sheets. Such gains will be recognized within interest expense on the Consolidated Statements of Income over the remaining life of the senior unsecured notes.

Interest Swap Agreements. During 2015, the Company settled interest swap agreements on its 5.10% senior unsecured notes resulting in a payment of $10 million which was included within other, net in operating activities on the Consolidated Statement of Cash Flows. As of December 31, 2016 and 2015, the Company had a $9 million and $10 million deferred loss, respectively which was included within long-term debt on the Consolidated Balance Sheets. Such loss is being amortized over the remaining life of the senior unsecured notes within interest expense on the Consolidated Statements of Income.

Deferred Financing Costs
The Company adopted the guidance on the presentation of debt issuance costs on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to its December 31, 2015 Consolidated Balance Sheet. In addition, the Company has elected to continue to classify debt issuance costs related to the revolving credit facility and the bank conduit facility within other non-current assets on the Consolidated Balance Sheet. See Note 2 - Summary of Significant Accounting Policies for additional information regarding the adoption of the new guidance.

Early Extinguishment of Debt

During 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense
The Company incurred non-securitized interest expense of $136 million during 2016. Such amount consisted primarily of interest on long-term debt, partially offset by $5 million of capitalized interest. Such amounts are included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $136 million.

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

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $75 million, $74 million and $71 million during 2016, 2015 and 2014, respectively, and is recorded within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $51 million, $56 million and $53 million during 2016, 2015 and 2014, respectively.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2016	December 31, 2015
Securitized contract receivables, gross (a)	$2,489	$2,462
Securitized restricted cash (b)	90	92
Interest receivables on securitized contract receivables (c)	21	20
Other assets (d)	4	5
Total SPE assets	2,604	2,579
Securitized term notes (e)(f)	1,857	1,867
Securitized conduit facilities (e)	284	239
Other liabilities (g)	2	2
Total SPE liabilities	2,143	2,108
SPE assets in excess of SPE liabilities	$461	$471

(a)
Included in current ($235 million and $248 million as of December 31, 2016 and 2015, respectively) and non-current ($2,254 million and $2,214 million as of December 31, 2016 and 2015, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($75 million and $73 million as of December 31, 2016 and 2015, respectively) and other non-current assets ($15 million and $19 million as of December 31, 2016 and 2015, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)
Included in current ($195 million and $209 million as of December 31, 2016 and 2015, respectively) and long-term ($1,946 million and $1,897 million as of December 31, 2016 and 2015, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $24 million as of both December 31, 2016 and 2015, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.
In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $909 million and $829 million as of December 31, 2016 and 2015, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2016	December 31, 2015
SPE assets in excess of SPE liabilities	$461	$471
Non-securitized contract receivables	909	829
Less: Allowance for loan losses	621	581
Total, net	$749	$719

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

The assets and liabilities of the SPE are as follows:

	December 31, 2016	December 31, 2015
Receivable for leased property and equipment (a)	$16	$47
Total SPE assets	16	47
Accrued expenses and other current liabilities	—	1
Long-term debt (b)	17	46
Total SPE liabilities	17	47
SPE deficit	$(1)	$—

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Consolidated Balance Sheets.

(b)
As of December 31, 2016, included $15 million relating to a four-year mortgage note due in 2017 and $2 million of mandatorily redeemable equity, both of which are included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2015, included $42 million relating to a four-year mortgage note due in 2017 and $4 million of mandatorily redeemable equity; of which $29 million was included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2016 and 2015, the SPE conveyed $28 million and $23 million, respectively of property and equipment to the Company. In addition, the Company subsequently transferred $36 million and $55 million of property and equipment to VOI inventory during the year ended December 31, 2016 and 2015, respectively.

15.	Fair Value
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

As of December 31, 2016, the Company had foreign exchange contracts resulting in $1 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. As of December 31, 2015, the Company had foreign exchange contracts resulting in $2 million of assets which are included within other current assets and $3 million of liabilities which are included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,777	$3,344	$2,710	$3,272
Debt
Total debt	5,512	5,579	5,181	5,234
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

The following table summarizes information regarding the gains/(losses) recognized in AOCI for the years ended December 31:

	2016	2015	2014
Designated hedging instruments
Interest rate contracts	$—	$4	$(4)
Foreign exchange contracts	—	3	2
Total	$—	$7	$(2)

The following table summarizes information regarding the gains/(losses) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2016	2015	2014
Non-designated hedging instruments
Foreign exchange contracts (*)	$(17)	$(15)	$(21)

(*)	Included within operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

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

As of December 31, 2016, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 19% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, California and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2016, approximately 12%, 10% and 14% of the Company’s VOI sales revenues were generated in sales offices located in Florida, California and Nevada, respectively.

Included within the Consolidated Statements of Income is net revenues generated from transactions in the state of Florida of approximately 14%, 15% and 14% during 2016, 2015 and 2014, respectively, and 12% of net revenues generated from transactions in the state of California during each of 2016, 2015 and 2014.

17.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2016 are as follows:

Noncancelable Operating Leases
2017	$93
2018	66
2019	56
2020	41
2021	34
Thereafter	184
474

The Company incurred total rental expense of $81 million during 2016 and $83 million during both 2015 and 2014.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2016 aggregated $568 million, of which $209 million were related to the development of vacation ownership properties, $152 million were for information technology activities, and $97 million were for marketing related activities.

Letters of Credit
As of December 31, 2016, the Company had $69 million of irrevocable standby letters of credit outstanding, of which $1 million were under its revolving credit facility. As of December 31, 2015, the Company had $63 million of irrevocable standby letters of credit outstanding, of which $1 million were under its revolving credit facility. Such letters of credit issued during 2016 and 2015 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at the Company’s vacation ownership business.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 12 surety providers in the amount of $1.3 billion, of which the Company had $488 million outstanding as of December 31, 2016. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.
Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its hotel group business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its destination network business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties and consumer protection and other statutory claims asserted by consumers; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters which may include claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $40 million and $29 million as of December 31, 2016 and 2015, respectively. Such reserves are exclusive of matters relating to the Company’s Separation. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $20 million as of December 31, 2016 for certain matters which are covered by insurance and were included in other current assets on its Consolidated Balance Sheet. As of December 31, 2016, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $37 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

Other Guarantees/Indemnifications
Hotel Group
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from 8 to 10 years. As of December 31, 2016, the maximum potential amount of future payments that may be made under these guarantees was $127 million with a combined annual cap of $31 million. These guarantees have a remaining life of 4 to 8 years with a weighted average life of approximately 6 years.

In connection with such performance guarantees, as of December 31, 2016, the Company maintained a liability of $24 million, of which $17 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2016, the Company also had a corresponding $32 million asset related to these guarantees, of which $28 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company maintained a liability of $25 million, of which $24 million was included in other non-current liabilities and $1 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2015, the Company also had a corresponding $35 million asset related to the guarantees, of which $31 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the assets noted above was $4 million during both 2016 and 2015.

For guarantees subject to recapture provisions, the Company had a receivable of $36 million as of December 31, 2016, which was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2015, the Company had a receivable of $32 million, of which $1 million was included in other current assets and $31 million was included in other non-current assets on its Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis). The maximum potential future payments that the Company could be required to make under these guarantees were approximately $370 million as of December 31, 2016. The Company would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2016, 2015 and 2014, the Company made payments related to these guarantees of $13 million, $15 million and $17 million, respectively. As of December 31, 2016 and 2015, the Company maintained a liability in connection with these guarantees of $33 million and $34 million, respectively, on its Consolidated Balance Sheets.
The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party (see Note 9 - Inventory).

As part of WAAM Fee-for-Service, the Company may guarantee to reimburse the developer a certain payment or to purchase from the developer, inventory associated with the developer’s resort property for a percentage of the original sale price if certain future conditions exist. As of December 31, 2016 the maximum potential future payments that the Company could be required to make under these guarantees were approximately $49 million. As of December 31, 2016 and 2015, the Company had no recognized liabilities in connection with these guarantees.

18.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2013	$111	$(8)	$(4)	$99
Period change	(124)	—	(8)	(132)
Balance as of December 31, 2014	(13)	(8)	(12)	(33)
Period change	(126)	8	3	(115)
Balance as of December 31, 2015	(139)	—	(9)	(148)
Period change	(86)	—	2	(84)
Balance as of December 31, 2016	$(225)	$—	$(7)	$(232)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2013	$18	$4	$1	$23
Period change	32	—	2	34
Balance as of December 31, 2014	50	4	3	57
Period change	20	(3)	—	17
Balance as of December 31, 2015	70	1	3	74
Period change	46	—	(1)	45
Balance as of December 31, 2016	$116	$1	$2	$119

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	AOCI
Balance as of December 31, 2013	$129	$(4)	$(3)	$122
Period change	(92)	—	(6)	(98)
Balance as of December 31, 2014	37	(4)	(9)	24
Period change	(106)	5	3	(98)
Balance as of December 31, 2015	(69)	1	(6)	(74)
Period change	(40)	—	1	(39)
Balance as of December 31, 2016	$(109)	$1	$(5)	$(113)
Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2016, 15.8 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the year ended December 31, 2016 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2015	1.6		$73.75	0.6		$73.60	0.8		$46.45
Granted (a)	0.9		71.63	0.2		71.65	0.1		71.65
Vested/exercised	(0.7)		65.55	(0.2)		60.24	(0.4)		28.60
Canceled	(0.1)		76.68	—		—	—		—
Balance as of December 31, 2016	1.7	(b)(c)	75.81	0.6	(d)	77.84	0.5	(e)(f)	68.78

(a)	Primarily represents awards granted by the Company on February 25, 2016.

(b)	Aggregate unrecognized compensation expense related to RSUs was $90 million as of December 31, 2016, which is expected to be recognized over a weighted average period of 2.5 years.

(c)	Approximately 1.7 million RSUs outstanding as of December 31, 2016 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense related to PSUs was $25 million as of December 31, 2016, which is expected to be recognized over a weighted average period of 1.8 years.

(e)	Aggregate unrecognized compensation expense related to SSARs was $3 million as of December 31, 2016, which is expected to be recognized over a weighted average period of 2.5 years.

(f)
Approximately 0.2 million SSARs are exercisable as of December 31, 2016. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2016 had an intrinsic value of $6 million and have a weighted average remaining contractual life of 3.4 years.

During 2016, 2015 and 2014, the Company granted incentive equity awards totaling $64 million, $61 million and $54 million, respectively, to the Company’s key employees and senior officers of Wyndham in the form of RSUs and SSARs. The 2016, 2015 and 2014 awards will vest ratably over a period of four years. In addition, during 2016, 2015 and 2014, the Company approved grants of incentive equity awards totaling $17 million, $16 million and $14 million respectively, to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The fair value of SSARs granted by the Company during 2016, 2015 and 2014 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	SSARs Issued in
	2016	2015	2014
Grant date fair value	$13.70	$18.55	$20.36
Grant date strike price	$71.65	$91.81	$72.97
Expected volatility	27.81%	25.38%	35.86%
Expected life	5.2 years	5.1 years	5.1 years
Risk free interest rate	1.33%	1.64%	1.54%
Projected dividend yield	2.79%	1.83%	1.92%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $68 million, $58 million and $57 million during 2016, 2015 and 2014, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. During 2016, 2015 and 2014, the Company increased its pool of excess tax benefits available to absorb tax deficiencies (“APIC Pool”) by $9 million, $17 million and $34 million, respectively, due to the vesting of RSUs and PSUs, as well as the exercise of SSARs. As of December 31, 2016, the Company’s APIC Pool balance was $138 million.

The Company paid $36 million, $42 million and $64 million of taxes for the net share settlement of incentive equity awards during 2016, 2015 and 2014, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

20.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $36 million during both 2016 and 2015 and $31 million during 2014.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $22 million during 2016 and $21 million during both 2015 and 2014.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2016 and 2015, the Company’s net pension liability of $13 million and $15 million, respectively, is reported as other non-current liabilities on the Consolidated Balance Sheets. As of December 31, 2016, the Company recorded $5 million, within AOCI on the Consolidated Balance Sheet as an unrecognized loss. As of December 31, 2015, the Company recorded $1 million and $8 million within AOCI on the Consolidated Balance Sheet as an unrecognized prior service credit and unrecognized loss, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts that the Company determines to be appropriate. The Company recorded pension expense of $3 million during each of 2016, 2015 and 2014.

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

YEAR ENDED OR AS OF DECEMBER 31, 2016

	Hotel Group	Destination Network	Vacation Ownership	Corporate and Other (e)	Total
Net revenues (a)	$1,309	$1,571	$2,794	$(75)	$5,599
EBITDA	391	356	694	(110)	1,331
Depreciation and amortization	75	92	53	32	252
Segment assets	1,943	2,564	5,060	252	9,819
Capital expenditures	42	62	68	19	191

YEAR ENDED OR AS OF DECEMBER 31, 2015

	Hotel Group	Destination Network	Vacation Ownership	Corporate and Other (e)	Total
Net revenues (b)	$1,297	$1,538	$2,772	$(71)	$5,536
EBITDA	349	367	687	(137)	1,266
Depreciation and amortization	69	90	47	28	234
Segment assets (d)	1,832	2,656	4,928	175	9,591
Capital expenditures	52	67	81	22	222

YEAR ENDED OR AS OF DECEMBER 31, 2014

	Hotel Group	Destination Network	Vacation Ownership	Corporate and Other (e)	Total
Net revenues (c)	$1,101	$1,604	$2,638	$(62)	$5,281
EBITDA	327	335	660	(141)	1,181
Depreciation and amortization	61	96	47	29	233
Segment assets (d)	1,755	2,693	4,868	252	9,568
Capital expenditures	55	74	85	21	235

(a)
Includes $67 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $56 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $4 million of room revenues at a Company owned hotel and (iii) $7 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment. In addition, includes $8 million of intercompany segment revenues in the Company’s Destination Network segment for call center services provided to the Company’s Hotel Group segment.

(b)
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

(c)
Includes $62 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $41 million of intersegment licensing fees for use of the Wyndham trade name, (ii) $8 million of room revenues at a Company owned hotel, (iii) $7 million of hotel management reimbursable fees and (iv) $6 million of other revenues primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(d)
Reflects the impact of the adoption of the new accounting standards related to the balance sheet classification of deferred taxes and the presentation of debt issuance costs during 2016. See Note 2 - Summary of Significant Accounting Policies for additional information regarding the adoption of this guidance.

(e)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to net income attributable to Wyndham shareholders.

	Year Ended December 31,
	2016	2015	2014
EBITDA	$1,331	$1,266	$1,181
Depreciation and amortization	252	234	233
Interest expense	136	125	113
Early extinguishment of debt	11	—	—
Interest income	(8)	(9)	(10)
Income before income taxes	940	916	845
Provision for income taxes	328	304	316
Net income	612	612	529
Net income attributable to noncontrolling interest	(1)	—	—
Net income attributable to Wyndham shareholders	$611	$612	$529
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	United Kingdom	Netherlands	All Other Countries	Total
Year Ended or As of December 31, 2016
Net revenues	$4,238	$243	$253	$865	$5,599
Net long-lived assets	2,945	378	269	478	4,070
Year Ended or As of December 31, 2015
Net revenues	$4,248	$272	$239	$777	$5,536
Net long-lived assets	2,992	410	285	398	4,085
Year Ended or As of December 31, 2014
Net revenues	$3,892	$298	$276	$815	$5,281
Net long-lived assets	3,011	433	317	404	4,165

22.	Restructuring, Impairments and Other Charges
2016 Restructuring Plans

During 2016, the Company recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. It subsequently reversed $1 million of previously recorded personnel-related costs and reduced its liability with $5 million of cash payments The remaining liability of $8 million as of December 31, 2016 is expected to be paid primarily by the end of 2017.

Total restructuring costs by segment are as follows:

	Personnel-related (a)	Facility-related	Asset Impairments (b)	Total
Hotel Group	$2	$—	$—	$2
Destination Network	5	—	—	5
Vacation Ownership	4	2	2	8
	$11	$2	$2	$15

(a)    Represents severance costs incurred across the Company’s businesses resulting from a reduction of 524 employees.
(b)    Represents the write-off of assets from sales office closures.

2015 Restructuring Plans

During 2015, the Company recorded $6 million of restructuring charges resulting from a realignment of brand services and call center operations within its hotel group business, a rationalization of international operations within its destination network business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. It subsequently reversed $2 million of previously recorded personnel-related costs and reduced its liability with $2 million of cash payments. During 2016, the Company paid its remaining liability with $3 million of cash payments.

Total restructuring costs by segment by are as follows:

	Personnel-related (a)	Asset Impairment (b)	Total
Hotel Group	$3	$—	$3
Destination Network	1	1	2
Vacation Ownership	1	—	1
	$5	$1	$6

(a)    Represents severance cost incurred across the Company’s businesses resulting from a reduction of 361 employees.
(b)    Represents the non-cash asset impairment charge associated with a facility.

2014 Restructuring Plans
During 2014, the Company implemented restructuring initiatives at its destination network and hotel group businesses, primarily focused on improving the alignment of the organizational structure of each business with their strategic objectives. In connection with these initiatives, the Company recorded $6 million of personnel-related costs, a $5 million non-cash charge to write-off information technology assets and $1 million of costs related to contract terminations. During 2015, the Company reduced its remaining liability with $6 million of cash payments and reversed $1 million related to previously recorded contract termination costs.

The Company has additional restructuring plans which were implemented prior to 2014. During 2016, the Company reduced its liability for such plans with $1 million of cash payments. The remaining liability of $1 million as of December 31, 2016, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of December 31, 2013	2014 Activity					Liability as of December 31, 2014
		Costs Recognized		Cash Payments	Other
Personnel-Related	$6	$6	(a)	$(6)	$—		$6
Facility-Related	4	—		—	—		4
Contract Terminations	1	1		—	(1)	(c)	1
Asset Impairments	—	5	(b)	—	(5)	(b)	—
	$11	$12		$(6)	$(6)		$11

	Liability as of December 31, 2014	2015 Activity					Liability as of December 31, 2015
		Costs Recognized		Cash Payments	Other
Personnel-Related	$6	$5		$(8)	$—		$3
Facility-Related	4	—		(2)	—		2
Contract Terminations	1	—		—	(1)	(d)	—
Asset Impairment	—	1		—	(1)	(e)	—
	$11	$6		$(10)	$(2)		$5

	Liability as of December 31, 2015	2016 Activity					Liability as of December 31, 2016
		Costs Recognized		Cash Payments	Other
Personnel-Related	$3	$11		$(8)	$—		$6
Facility-Related	2	2		(1)	—		3
Asset Impairments	—	2		—	(2)	(f)	—
	$5	$15		$(9)	$(2)		$9

(a)	Represents severance costs of $4 million and $2 million at the Company’s destination network and hotel group businesses, respectively, resulting from a reduction of 122 employees.

(b)	Represents the non-cash write-off of assets related to an information technology project at the Company’s destination network business.

(c)	Represents a reversal of previously recorded expenses at the Company’s hotel group business.

(d)	Represents a reversal of a portion of previously recorded expenses at the Company’s destination network business.

(e)	Represents the non-cash asset impairment charge associated with a facility at the Company's destination network business.

(f)	Represents the write-off of assets from sales office closures at the Company's vacation ownership business.

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

Other Charges

During 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

During 2016, the Company recorded an additional $7 million charge related to the termination of a management contract at its hotel group business. During the third quarter of 2015, the Company recorded a $14 million charge associated with the anticipated termination of such management contract. These charges were recorded within operating expenses on the Consolidated Statements of Income.

23.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $23 million and $34 million as of December 31, 2016 and 2015, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of December 31, 2016, the letter of credit was $53 million.

As of December 31, 2016, the Company had $23 million of Separation related liabilities, comprised of $20 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of December 31, 2016, $10 million is recorded in accrued expenses and other current liabilities and $13 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. During 2016, the Company recognized an $11 million benefit from an adjustment to certain contingent liabilities resulting from the Separation which was recorded in general and administrative expenses on the Consolidated Statement of Income. As of December 31, 2015, the Company had $34 million of Separation related liabilities of which $19 million was recorded in accrued expenses and other current liabilities and $15 million was recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of December 31, 2016 and 2015, which is recorded in other current assets on the Consolidated Balance Sheets.

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

24.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2016 and 2015.

	2016
	First	Second	Third	Fourth
Net revenues
Hotel Group	$295	$334	$364	$316
Destination Network	385	384	486	317
Vacation Ownership	641	705	744	705
Corporate and Other (*)	(18)	(20)	(21)	(18)
	$1,303	$1,403	$1,573	$1,320
EBITDA
Hotel Group	$84	$101	$107	$99
Destination Network	81	85	138	53
Vacation Ownership	136	187	189	182
Corporate and Other (*)	(34)	(33)	(32)	(12)
	267	340	402	322
Less: Depreciation and amortization	62	63	63	65
Interest expense	33	34	34	34
Early extinguishment of debt	11	—	—	—
Interest income	(2)	(2)	(2)	(2)
Income before income taxes	163	245	307	225
Provision for income taxes	67	89	110	61
Net income	96	156	197	164
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to Wyndham Shareholders	$96	$156	$196	$164
Per share information
Basic	$0.85	$1.40	$1.79	$1.54
Diluted	0.84	1.39	1.78	1.53
Diluted weighted average shares outstanding	114	112	110	108

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2016 due to rounding.
(*)    Includes the elimination of transactions between segments.

	2015
	First	Second	Third	Fourth
Net revenues
Hotel Group	$292	$334	$357	$314
Destination Network	369	383	476	310
Vacation Ownership	617	699	750	706
Corporate and Other (*)	(16)	(18)	(19)	(19)
	$1,262	$1,398	$1,564	$1,311
EBITDA
Hotel Group	$76	$96	$83	$94
Destination Network	105	84	134	44
Vacation Ownership	130	182	200	174
Corporate and Other (*)	(34)	(30)	(35)	(37)
	277	332	382	275
Less: Depreciation and amortization	56	58	59	61
Interest expense	26	30	33	37
Interest income	(3)	(2)	(2)	(2)
Income before income taxes	198	246	292	179
Provision for income taxes	76	87	102	39
Net income	$122	$159	$190	$140
Per share information
Basic	$1.01	$1.34	$1.62	$1.22
Diluted	1.00	1.33	1.61	1.21
Diluted weighted average shares outstanding	122	120	118	116

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2015 due to rounding.
(*)    Includes the elimination of transactions between segments.

25.	Subsequent Event

Dividend Increase Authorization

On February 10, 2017, the Company's Board of Directors authorized an increase of the quarterly dividend to $0.58 per share.

Exhibit Index

Number No.	Description of Exhibit
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

4.2
Third Supplemental Indenture, dated February 25, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 26, 2010)

4.3	Form of 7.375% Senior Notes due 2020 (included within Exhibit 4.2)

4.4
Fourth Supplemental Indenture, dated September 20, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 2010)

4.5	Form of 5.75% Senior Notes due 2018 (included within Exhibit 4.4)

4.6
Fifth Supplemental Indenture, dated Mach 1 20, 2011, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 20121(incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 3, 2011)

4.7	Form of 5.625% Senior Notes due 2021 (included within Exhibit 4.6)

4.8
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 7, 2012)

4.9	Form of 2.95% Senior Notes due 2017 (included within Exhibits 4.08 and 4.11)

4.10	Form of 4.25% Senior Notes due 2022 (included within Exhibits 4.08 and 4.11)

4.11
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 15, 2012)

4.12
Eighth Supplemental Indenture, dated February 22, 2013, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 and 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 22, 2013)

4.13	Form of 2.50% Senior Notes due 2018 (included within Exhibit 4.12)

4.14	Form of 3.90% Senior Notes due 2023 (included within Exhibit 4.12)

4.15
Ninth Supplemental Indenture, dated September 15, 2015, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2015)

4.16	Form of 5.100% Notes due 2025 (included within Exhibit 4.15)

10.1
Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 28, 2015)

10.2
Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 26, 2016)

10.3
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010)

10.4
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2011)

10.5
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2012)

10.6
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 23, 2013)

10.7
Fifth Amendment, dated as of August 28, 2014, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2014)

10.8
Sixth Amendment, dated as of August 27, 2015, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 27, 2015)

10.9
Seventh Amendment, dated as of August 23, 2016, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 26, 2016)

10.10	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.11	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.12	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010)

10.13	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 15, 2013)

10.14	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 24, 2013)

10.15	Amendment No. 5 to Employment Agreement with Stephen P. Holmes, dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2015)

10.16	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.17	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.18	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010)

10.19	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 29, 2011)

10.20	Amendment No. 4 to Employment Agreement with Geoffrey A. Ballotti, dated March 28, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 24, 2014)

10.21	Employment Agreement with Gail Mandel, dated as of November 13, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 13, 2015)

10.22	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.23	Amendment No. 1 to Employment Letter Agreement with Thomas G. Conforti, dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 25, 2012).

10.24	Amendment No. 2 to Employment Agreement with Thomas G. Conforti, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2015)

10.25	Employment Letter Agreement with Thomas Anderson, dated March 24, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed February 27, 2009)

10.26	Addendum No. 1 to Employment Letter Agreement with Thomas F. Anderson, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed February 27, 2009)

10.27	Addendum No. 2 to Employment Letter Agreement with Thomas F. Anderson, dated March 23, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed February 13, 2015)

10.28	Addendum No. 3 to Employment Letter Agreement with Thomas F. Anderson, dated December 16, 2009 (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed February 13, 2015)

10.29	Addendum No. 4 to Employment Letter Agreement with Thomas F. Anderson, dated November 8, 2012 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed February 13, 2015)

10.30	Employment Agreement with Franz S. Hanning, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed February 19, 2010)

10.31	Amendment No. 1 to Employment Agreement with Franz S. Hanning, dated March 1, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 29, 2011)

10.32	Amendment No. 2 to Employment Agreement with Franz S. Hanning, dated March 15, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A (Amendment No. 1) filed April 29, 2013)

10.33	Amendment No. 3 to Employment Agreement with Franz S. Hanning, dated February 28, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 24, 2014)

10.34	Amendment No. 4 to Employment Agreement with Franz S. Hanning, dated May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 24, 2014)

10.35*	Termination and Release Agreement with Franz S. Hanning, dated November 15, 2016

10.36
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014)

10.37	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 17, 2012)

10.38	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012)

10.39	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.40
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.41	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.42	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.43
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.44	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.45
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.46
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.47
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.48
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.49
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.50
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