Form 10-Q
period 2017-03-31
WYNDHAM WORLDWIDE CORP
filed 2017-04-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
104,353,845 shares of common stock outstanding as of March 31, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended (not presented herein); and in our report dated February 17, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 26, 2017

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenues
Service and membership fees	$636	$634
Vacation ownership interest sales	351	342
Franchise fees	141	138
Consumer financing	111	107
Other	80	82
Net revenues	1,319	1,303
Expenses
Operating	601	613
Cost of vacation ownership interests	36	37
Consumer financing interest	18	18
Marketing and reservation	195	192
General and administrative	193	186
Asset impairments	5	—
Restructuring	7	—
Depreciation and amortization	63	62
Total expenses	1,118	1,108
Operating income	201	195
Other (income)/expense, net	(2)	(10)
Interest expense	33	33
Early extinguishment of debt	—	11
Interest income	(2)	(2)
Income before income taxes	172	163
Provision for income taxes	31	67
Net income	$141	$96
Earnings per share
Basic	$1.34	$0.85
Diluted	1.33	0.84

Cash dividends declared per share	$0.58	$0.50

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$141	$96
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	29	36
Unrealized gains on cash flow hedges	—	1
Defined benefit pension plans	—	(1)
Other comprehensive income/(loss), net of tax	29	36
Comprehensive income	$170	$132

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$222	$185
Trade receivables, net	842	610
Vacation ownership contract receivables, net	260	262
Inventory	324	315
Prepaid expenses	188	144
Other current assets	466	296
Total current assets	2,302	1,812
Long-term vacation ownership contract receivables, net	2,498	2,515
Non-current inventory	1,038	1,035
Property and equipment, net	1,360	1,340
Goodwill	1,615	1,603
Trademarks, net	737	734
Franchise agreements and other intangibles, net	386	393
Other non-current assets	407	387
Total assets	$10,343	$9,819
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$191	$195
Current portion of long-term debt	40	34
Accounts payable	740	468
Deferred income	628	500
Accrued expenses and other current liabilities	750	835
Total current liabilities	2,349	2,032
Long-term securitized vacation ownership debt	1,947	1,946
Long-term debt	3,535	3,337
Deferred income taxes	1,298	1,214
Deferred income	199	197
Other non-current liabilities	349	375
Total liabilities	9,677	9,101
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 218,711,513 issued as of 2017 and 218,198,050 shares in 2016	2	2
Treasury stock, at cost – 114,470,868 shares in 2017 and 112,617,112 shares in 2016	(5,268)	(5,118)
Additional paid-in capital	3,952	3,966
Retained earnings	2,060	1,977
Accumulated other comprehensive loss	(84)	(113)
Total stockholders’ equity	662	714
Noncontrolling interest	4	4
Total equity	666	718
Total liabilities and equity	$10,343	$9,819

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income	$141	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	62
Provision for loan losses	85	63
Deferred income taxes	80	41
Stock-based compensation	15	14
Excess tax benefits from stock-based compensation	—	(6)
Asset impairments	5	—
Loss on early extinguishment of debt	—	11
Non-cash interest	6	5
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(229)	(219)
Vacation ownership contract receivables	(55)	(43)
Inventory	(32)	(1)
Prepaid expenses	(43)	(24)
Other current assets	(122)	(27)
Accounts payable, accrued expenses and other current liabilities	196	178
Deferred income	122	105
Other, net	6	6
Net cash provided by operating activities	238	261
Investing Activities
Property and equipment additions	(35)	(43)
Net assets acquired, net of cash acquired	(10)	—
Payments of development advance notes	(3)	(2)
Proceeds from development advance notes	2	—
Equity investments and loans	(2)	(6)
Proceeds from asset sales	5	—
Increase in securitization restricted cash	(23)	(22)
Increase in escrow deposit restricted cash	(26)	(17)
Other, net	13	—
Net cash used in investing activities	(79)	(90)
Financing Activities
Proceeds from securitized borrowings	593	643
Principal payments on securitized borrowings	(596)	(620)
Proceeds from long-term debt	544	25
Principal payments on long-term debt	(579)	(42)
(Repayments of)/proceeds from commercial paper, net	(206)	234
Proceeds from notes issued and term loan	694	325
Repayment/repurchase of notes	(300)	(327)
Proceeds from vacation ownership inventory arrangements	—	1
Repayments of vacation ownership inventory arrangements	(22)	(5)
Dividends to shareholders	(64)	(60)
Repurchase of common stock	(147)	(168)
Excess tax benefits from stock-based compensation	—	6
Debt issuance costs	(6)	(7)
Net share settlement of incentive equity awards	(30)	(30)
Other, net	(5)	(2)
Net cash used in financing activities	(124)	(27)
Effect of changes in exchange rates on cash and cash equivalents	2	3
Net increase in cash and cash equivalents	37	147
Cash and cash equivalents, beginning of period	185	171
Cash and cash equivalents, end of period	$222	$318

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,977	$(113)	$4	$718
Net income	—	—	—	—	141	—	—	141
Other comprehensive income	—	—	—	—	—	29	—	29
Net share settlement of incentive equity awards	—	—	—	(30)	—	—	—	(30)
Change in deferred compensation	—	—	—	15	—	—	—	15
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(2)	—	(150)	—	—	—	—	(150)
Dividends	—	—	—	—	(58)	—	—	(58)
Balance as of March 31, 2017	104	$2	$(5,268)	$3,952	$2,060	$(84)	$4	$666

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	96	—	—	96
Other comprehensive income	—	—	—	—	—	36	—	36
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(30)	—	—	—	(30)
Change in deferred compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(3)	—	(175)	—	—	—	—	(175)
Change in excess tax benefit on equity awards	—	—	—	6	—	—	—	6
Dividends	—	—	—	—	(60)	—	—	(60)
Balance as of March 31, 2016	112	$2	$(4,668)	$3,913	$1,628	$(38)	$3	$840

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation
Wyndham Worldwide Corporation (“Wyndham” or the “Company”) is a global provider of hospitality services and products. The accompanying Condensed Consolidated Financial Statements include the accounts and transactions of Wyndham, as well as the entities in which Wyndham directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2016 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 17, 2017.

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

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the statement of financial position. The Company currently expects to adopt the new guidance utilizing the full retrospective transition method on its effective date of January 1, 2018.
The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to its financial statements and related disclosures. The Company believes the most significant impacts relating to its Hotel Group segment are the accounting for initial fees, upfront costs and marketing and reservations expenses. The Company expects royalty and marketing and reservation fees to remain substantially unchanged. Specifically, under the new guidance, the Company expects initial fees to be recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs to be deferred and expensed over the life of the noncancelable period of the franchise agreement. Marketing and reservations revenues earned in excess of costs incurred will no longer be accrued as a liability for future marketing and reservation costs; marketing or reservation costs incurred in excess of revenues earned will continue to be expensed as incurred.
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
The Company expects the recognition of its Vacation Ownership segment revenues to remain substantially unchanged. However, the Company is continuing its assessment specifically on the accounting for collectability of VOI sales revenue based on pending industry clarification which may identify other impacts. The Company expects revenue from certain travel packages utilized to market its VOI products to be presented on a gross basis within other revenues.
The Company is continuing to evaluate the potential impacts of this new guidance on its Wyndham Rewards loyalty program as well as its co-branded credit card programs at the Company’s Hotel Group and Destination Network segments.
Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Financial Instruments - Credit Losses. In June 2016, the FASB issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company believes the impact of this new guidance will result in development advance notes and escrow deposits being recorded within operating activities and securitization restricted cash being recorded within financing activities on its Condensed Consolidated Statements of Cash Flows. The following table summarizes the effect of the new guidance:

	Three Months Ended March 31,
Increase/(decrease):	2017	2016
Operating Activities	$(27)	$(19)
Investing Activities	50	41
Financing Activities	(23)	(22)
Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt this new guidance on January 1, 2018, using a retrospective transition method. As such, restricted cash of $207 million and $149 million, as of March 31, 2017 and December 31, 2016, respectively, will be included within the beginning and ending cash and cash equivalents amounts on the Company’s Condensed Consolidated Statements of Cash Flows.
Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Simplifying the Measurement of Inventory. In July 2015, the FASB issued guidance related to simplifying the measurement of inventory. This guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This guidance is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. There was no material impact on its financial statements and related disclosures.
Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. The Company elected to use the prospective transition method and as such, the excess tax benefits from stock-based compensation was presented as part of operating activities within its current period Condensed Consolidated Statement of Cash Flows. In addition, the excess tax benefit of $4 million has been recognized within the provision for income taxes on the current period Condensed Consolidated Statement of Income.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Net income	$141	$96
Basic weighted average shares outstanding	105	113
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	1	1
Diluted weighted average shares outstanding	106	114
Earnings per share:
Basic	$1.34	$0.85
Diluted	1.33	0.84
Dividends:
Aggregate dividends paid to shareholders	$64	$60

(a)
Excludes 0.5 million and 1.0 million of restricted stock units (“RSUs”) for the three months ended March 31, 2017 and 2016, respectively, that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeiture.

(b)
Excludes 0.4 million and 0.6 million performance vested restricted stock units (“PSUs”) for the three months ended March 31, 2017 and 2016, respectively, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2016	88.1	$4,337	$49.22
For the three months ended March 31, 2017	1.9	150	80.93
As of March 31, 2017	90.0	$4,487	49.88

The Company had $591 million of remaining availability under its program as of March 31, 2017.

3.	Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Condensed Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Condensed Consolidated Statements of Income as expenses.

During the first quarter of 2017, the Company completed two acquisitions at its Destination Network segment for $10 million, net of cash acquired and $1 million of contingent consideration The preliminary purchase price allocations resulted primarily in the recognition of (i) $13 million of other assets, (ii) $4 million of goodwill, none of which is expected to be deductible for tax purposes, (iii) $3 million of trademarks, (iv) $3 million of definite-lived intangible assets with a weighted average life of 6 years and (v) $12 million of liabilities. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

4.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2017	December 31, 2016
Current vacation ownership contract receivables:
Securitized	$229	$235
Non-securitized	88	84
Current vacation ownership receivables, gross	317	319
Less: Allowance for loan losses	57	57
Current vacation ownership contract receivables, net	$260	$262
Long-term vacation ownership contract receivables:
Securitized	$2,220	$2,254
Non-securitized	840	825
Long-term vacation ownership receivables, gross	3,060	3,079
Less: Allowance for loan losses	562	564
Long-term vacation ownership contract receivables, net	$2,498	$2,515

The Company’s securitized vacation ownership contract receivables generated interest income of $82 million during both the three months ended March 31, 2017 and 2016. Such interest income is included within consumer financing on the Condensed Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017 and 2016, the Company originated vacation ownership contract receivables of $280 million and $245 million, respectively, and received principal collections of $225 million and $202 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.9% as of both March 31, 2017 and December 31, 2016.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	85
Contract receivables write-offs, net	(87)
Allowance for loan losses as of March 31, 2017	$619

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	63
Contract receivables write-offs, net	(75)
Allowance for loan losses as of March 31, 2016	$569
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $85 million and $63 million as a reduction of net revenues during the three months ended March 31, 2017 and 2016, respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,709	$996	$167	$123	$247	$3,242
31 - 60 days	15	24	14	4	2	59
61 - 90 days	10	16	11	3	1	41
91 - 120 days	7	13	11	3	1	35
Total	$1,741	$1,049	$203	$133	$251	$3,377

	As of December 31, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,733	$1,010	$149	$120	$232	$3,244
31 - 60 days	19	32	17	4	2	74
61 - 90 days	11	16	11	3	1	42
91 - 120 days	8	14	13	2	1	38
Total	$1,771	$1,072	$190	$129	$236	$3,398
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

5.	Inventory
Inventory consisted of:

	March 31, 2017	December 31, 2016
Land held for VOI development	$146	$146
VOI construction in process	35	59
Inventory sold subject to conditional repurchase	112	163
Completed VOI inventory	752	667
Estimated VOI recoveries	257	256
Destination network vacation credits and other	60	59
Total inventory	1,362	1,350
Less: Current portion (*)	324	315
Non-current inventory	$1,038	$1,035

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the three months ended March 31, 2017 and 2016, the Company transferred $17 million and $6 million, respectively, from property and equipment to VOI inventory. In addition to the inventory obligations listed below, the Company had $7 million and $8 million of inventory accruals as of March 31, 2017 and December 31, 2016, respectively, included within accounts payable on the Condensed Consolidated Balance Sheets.

Inventory Sale Transactions
During 2015 and 2016, the Company sold real property located in St. Thomas, U.S. Virgin Islands (“St. Thomas”) to a third-party developer, consisting of vacation ownership inventory. During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment.

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

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $21 million as of March 31, 2017, of which $11 million was included within accrued expenses and other current liabilities and $10 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2017, the Company paid $11 million to the third-party developer, of which $9 million was for vacation ownership inventory and $2 million was to satisfy a portion of its inventory obligation. As of December 31, 2016, the Company had an outstanding obligation of $32 million, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $112 million as of March 31, 2017, of which $40 million was included within accrued expenses and other current liabilities and $72 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2017, the Company paid $54 million to the third-party developer, of which $32 million was for vacation ownership inventory located in Las Vegas, Nevada and St. Thomas, $20 million was for its obligation under the vacation ownership inventory arrangements and $2 million was for accrued interest. As of December 31, 2016, the Company had an outstanding obligation related to the Las Vegas, Nevada and St. Thomas properties of $166 million, of which $74 million was included within accrued expenses and other current liabilities and $92 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $238 million as of March 31, 2017.

6.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2017	December 31, 2016
Securitized vacation ownership debt: (a)
Term notes (b)	$1,902	$1,857
Bank conduit facility (due August 2018)	236	284
Total securitized vacation ownership debt	2,138	2,141
Less: Current portion of securitized vacation ownership debt	191	195
Long-term securitized vacation ownership debt	$1,947	$1,946
Long-term debt: (c)
Revolving credit facility (due July 2020)	$8	$14
Commercial paper	221	427
Term loan (due March 2021)	324	323
$300 million 2.95% senior unsecured notes (due March 2017)	—	300
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	449	449
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	248	248
$650 million 4.25% senior unsecured notes (due March 2022) (d)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (e)	406	407
$300 million 4.15% senior unsecured notes (due April 2024)	297	—
$350 million 5.10% senior unsecured notes (due October 2025) (f)	339	338
$400 million 4.50% senior unsecured notes (due April 2027) (g)	396	—
Capital leases	141	143
Other	44	20
Total long-term debt	3,575	3,371
Less: Current portion of long-term debt	40	34
Long-term debt	$3,535	$3,337

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,582 million and $2,601 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of March 31, 2017 and December 31, 2016, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $25 million and $24 million as of March 31, 2017 and December 31, 2016, respectively.

(c)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $16 million and $11 million as of March 31, 2017 and December 31, 2016, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $5 million and $4 million as of March 31, 2017 and December 31, 2016, respectively.

(d)	Includes $2 million of unamortized gains from the settlement of a derivative as of both March 31, 2017 and December 31, 2016.

(e)	Includes $9 million of unamortized gains from the settlement of a derivative as of both March 31, 2017 and December 31, 2016.

(f)	Includes $9 million of unamortized losses from the settlement of a derivative as of both March 31, 2017 and December 31, 2016.

(g)	Includes a $1 million increase in the carrying value resulting from a fair value hedge derivative as of March 31, 2017.
Long-Term Debt
The Company’s $14 million 5.75% senior unsecured notes due February 2018 and $450 million 2.5% senior unsecured notes due in March 2018 are classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Debt Issuances
Sierra Timeshare 2017-1 Receivables Funding, LLC. During March 2017, the Company closed a series of term notes payable, Sierra Timeshare 2017-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.97%. The advance rate for this transaction was 90%. As of March 31, 2017, the Company had outstanding borrowings under these term notes of $345 million, net of debt issuance costs.

4.15% Senior Unsecured Notes. During March 2017, the Company issued senior unsecured notes, with face value of $300 million and bearing interest at a rate of 4.15%, for net proceeds of $297 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on March 21, 2017 and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2017. The notes will mature on April 1, 2024 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

4.50% Senior Unsecured Notes. During March 2017, the Company issued senior unsecured notes, with face value of $400 million and bearing interest at a rate of 4.50%, for net proceeds of $397 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on March 21, 2017 and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2017. The notes will mature on April 1, 2027 and are redeemable at the Company’s option at any time, in whole or in part, at the stated redemption prices plus accrued interest through the redemption date. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Other. During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. The SPE financed the development and construction with a four-year bank mortgage note. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory located in Clearwater, Florida, from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay the mortgage notes. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated such assets and liabilities within its financial statements. As of March 31, 2017, the Company’s obligation under the notes was $44 million, with principal and interest payable tri-annually (see Note 7 - Variable Interest Entities for further details).

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of March 31, 2017, the Company had outstanding borrowings of $221 million at a weighted average interest rate of 1.51%, all of which were under its U.S. commercial paper program. As of December 31, 2016, the Company had outstanding borrowings of $427 million at a weighted average interest rate of 1.36%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
The Company has pay-variable/receive-fixed interest rate swap agreements (the “Swaps”) on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of March 31, 2017, the variable interest rates on the notional portion of the 4.50% senior unsecured notes were 3.14%. The aggregate fair value of the Swaps resulted in less than $1 million of assets as of March 31, 2017. Such assets were included within other non-current assets on the Condensed Consolidated Balance Sheet.

During 2013, the Company entered into fixed to variable interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps and received $17 million of cash which was included within other, net in operating activities on the Condensed Consolidated Statement of Cash Flows. The Company had $11 million of deferred gains as of March 31, 2017 and December 31, 2016, respectively. Such gains were included within long-term debt on the Condensed Consolidated Balance Sheets. Such gains are being recognized as a reduction to interest expense on the Condensed Consolidated Statements of Income over the remaining life of the senior unsecured notes.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2017 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$191	$503	(*)	$694
Between 1 and 2 years	214	33		247
Between 2 and 3 years	355	54		409
Between 3 and 4 years	205	812		1,017
Between 4 and 5 years	221	659		880
Thereafter	952	1,514		2,466
	$2,138	$3,575		$5,713

(*)
Includes $463 million of senior unsecured notes that are classified as long-term debt as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Maturities of the securitized vacation ownership debt are based on the contractual payment terms of the underlying vacation ownership contract receivables. As such, actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2017, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	236	8
Letters of credit	—	1
Commercial paper borrowings	—	221	(b)
Available Capacity	$414	$1,270

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Early Extinguishment of Debt
During the first quarter of 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during the three months ended March 31, 2016, which is included within early extinguishment of debt on the Condensed Consolidated Statement of Income.

Interest Expense
During the three months ended March 31, 2017, the Company incurred non-securitized interest expense of $33 million, which primarily consisted of $34 million of interest on long-term debt, partially offset by $1 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $52 million during the three months ended March 31, 2017.

During the three months ended March 31, 2016, the Company incurred non-securitized interest expense of $33 million, which primarily consisted of $34 million of interest on long-term debt, partially offset by $1 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $53 million during the three months ended March 31, 2016.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during both the three months ended March 31, 2017 and 2016 was $18 million, and is recorded within consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $12 million during both the three months ended March 31, 2017 and 2016.

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

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within its financial statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arms-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy- remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2017	December 31, 2016
Securitized contract receivables, gross (a)	$2,449	$2,489
Securitized restricted cash (b)	113	90
Interest receivables on securitized contract receivables (c)	20	21
Other assets (d)	3	4
Total SPE assets	2,585	2,604
Securitized term notes (e) (f)	1,902	1,857
Securitized conduit facilities (e)	236	284
Other liabilities (g)	2	2
Total SPE liabilities	2,140	2,143
SPE assets in excess of SPE liabilities	$445	$461

(a)
Included in current ($229 million and $235 million as of March 31, 2017 and December 31, 2016, respectively) and non-current ($2,220 million and $2,254 million as of March 31, 2017 and December 31, 2016, respectively) vacation ownership contract receivables on the Condensed Consolidated Balance Sheets.

(b)
Included in other current assets ($94 million and $75 million as of March 31, 2017 and December 31, 2016, respectively) and other non-current assets ($19 million and $15 million as of March 31, 2017 and December 31, 2016, respectively) on the Condensed Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which are included in other non-current assets on the Condensed Consolidated Balance Sheets.

(e)
Included in current ($191 million and $195 million as of March 31, 2017 and December 31, 2016, respectively) and long-term ($1,947 million and $1,946 million as of March 31, 2017 and December 31, 2016, respectively) securitized vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $25 million and $24 million as of March 31, 2017 and December 31, 2016, respectively related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $928 million and $909 million as of March 31, 2017 and December 31, 2016, respectively.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2017	December 31, 2016
SPE assets in excess of SPE liabilities	$445	$461
Non-securitized contract receivables	928	909
Less: Allowance for loan losses	619	621
Total, net	$754	$749

In addition to restricted cash related to securitizations, the Company had $94 million and $59 million of restricted cash related to escrow deposits as of March 31, 2017 and December 31, 2016, respectively, which are recorded within other current assets on the Condensed Consolidated Balance Sheets.

Midtown 45, NYC Property
During 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a four-year mortgage note and mandatorily redeemable equity provided by related parties of such partner. At the time of the agreement, the Company committed to purchase such VOI inventory from the SPE over a four-year period. Such proceeds from the purchase were used by the SPE to repay the four-year mortgage note and the mandatorily redeemable equity. The Company is considered to be the primary beneficiary of the SPE and therefore, the Company consolidated the SPE within its financial statements. During the first quarter of 2017, the Company made its final purchase of VOI inventory from the SPE.

Clearwater, FL Property
During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay the mortgage notes. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated (non-cash) $51 million of both property and equipment and long-term debt on its Condensed Consolidated Balance Sheet.

The assets and liabilities of the Midtown 45, NYC Property and Clearwater, FL Property SPEs are as follows:

	March 31, 2017	December 31, 2016
Receivable for leased property and equipment (a)	$—	$16
Property and equipment, net	44	—
Total SPE assets	44	16
Long-term debt (b)	44	17
Total SPE liabilities	44	17
SPE deficit	$—	$(1)

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Condensed Consolidated Balance Sheet.

(b)
As of March 31, 2017, included $44 million relating to a two-year mortgage note, of which $25 million was included in current portion of long-term debt on the Condensed Consolidated Balance Sheet. As of December 31, 2016, included $15 million relating to a four-year mortgage note due in 2017 and $2 million of mandatorily redeemable equity, both of which are included in current portion of long-term debt on the Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2017 and 2016, the SPE conveyed $22 million and $15 million, respectively of property and equipment to the Company.

8.	Fair Value
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

As of March 31, 2017, the Company had foreign exchange contracts resulting in $1 million of assets which are included within other current assets and $2 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had foreign exchange contracts resulting in $1 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,758	$3,331	$2,777	$3,344
Debt
Total debt	5,713	5,810	5,512	5,579

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

9.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro and the Canadian and Australian dollars. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, forecasted earnings of foreign subsidiaries and intercompany borrowings that are denominated in currencies other than the Company’s underlying functional currency. During the first quarter of 2017, the Company undertook an internal restructuring to realign the capital structure of certain subsidiaries to minimize the exposure to changes in foreign currency exchange on certain intercompany borrowings.

Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Condensed Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in $2 million of gains during the three months ended March 31, 2017 and $4 million of losses during the three months ended March 31, 2016. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for the three months ended March 31, 2017 and 2016 were not material.

10.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2013. In addition, with few exceptions, the Company is no longer subject to state and local, or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rate decreased from 41.1% during the three months ended March 31, 2016 to 18.0% during the three months ended March 31, 2017 primarily due to (i) a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, (ii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017 and (iii) the absence of the Venezuelan foreign exchange devaluation loss during 2016 for which the Company was unable to recognize a tax benefit.

The Company made cash income tax payments, net of refunds, of $77 million and $16 million during the three months ended March 31, 2017 and 2016, respectively.

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

The Company believes that it has adequately accrued for such matters with reserves of $38 million and $40 million as of March 31, 2017 and December 31, 2016, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $14 million as of March 31, 2017 for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheet. As of March 31, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $45 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

Other Guarantees/Indemnifications
Hotel Group
From time to time, the Company may enter into a hotel management agreement that provides the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such an agreement, the Company would be required to compensate such hotel owner for any profitability shortfall over the term of the guarantee and/or the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from 8 to 10 years.

The Company has three guarantees as of March 31, 2017, for which the maximum potential amount of future payments that the Company may be required to fund was $115 million with a combined annual cap of $27 million. These guarantees have a remaining life of approximately 6 to 8 years with a weighted average life of approximately 6 years. One of these guarantees has a recapture provision and, as such, the Company had receivables of $5 million and $4 million as of March 31, 2017 and December 31, 2016, respectively. Such receivables were included within other non-current assets on its Condensed Consolidated Balance Sheets. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

As of March 31, 2017, the Company has an additional guarantee with a recapture provision under which the Company may be required to fund a maximum of $36 million. Such guarantee terminates in July 2020. The related hotel management agreement, which terminates in July 2038, also provides that the Company may have to fund future operating profitability shortfalls in excess of the maximum guarantee through the term of the management agreement. In the event the Company chooses not to fund any future operating profitability shortfalls, the hotel owner may terminate the hotel management agreement without penalty and the Company would be required to pay liquidated damages. The Company had a $37 million receivable related to this guarantee as of March 31, 2017, of which $5 million was included in other current assets and $32 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had a $32 million receivable related to this guarantee which was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

In connection with such performance guarantees, as of March 31, 2017, the Company maintained a liability of $19 million, of which $17 million was included in other non-current liabilities and $2 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of March 31, 2017, the Company also had a corresponding $31 million asset related to these guarantees, of which $27 million was included in other non-current assets and $4 million was included in other current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company maintained a liability of $24 million, of which $17 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company also had a corresponding $32 million asset related to the guarantees, of which $28 million was included in other non-current assets and $4 million was included in other current assets on its Condensed Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million for both the three months ended March 31, 2017 and 2016, respectively.

Vacation Ownership
The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to such properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold such properties to another party (see Note 5 - Inventory).

Cendant Litigation
Under the Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See Note 16 - Separation Adjustments and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

12.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	(Losses)/Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2016	$(225)	$—	$(7)	$(232)
Period change	32	—	—	32
Balance, March 31, 2017	$(193)	$—	$(7)	$(200)

Tax
Balance, December 31, 2016	$116	$1	$2	$119
Period change	(3)	—	—	(3)
Balance, March 31, 2017	$113	$1	$2	$116

Net of Tax
Balance, December 31, 2016	$(109)	$1	$(5)	$(113)
Period change	29	—	—	29
Balance, March 31, 2017	$(80)	$1	$(5)	$(84)

	Foreign	Unrealized	Defined
	Currency	(Losses)/Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$(139)	$—	$(9)	$(148)
Period change	30	1	(1)	30
Balance, March 31, 2016	$(109)	$1	$(10)	$(118)

Tax
Balance, December 31, 2015	$70	$1	$3	$74
Period change	6	—	—	6
Balance, March 31, 2016	$76	$1	$3	$80

Net of Tax
Balance, December 31, 2015	$(69)	$1	$(6)	$(74)
Period change	36	1	(1)	36
Balance, March 31, 2016	$(33)	$2	$(7)	$(38)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2017, 15.4 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2017 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2016	1.7		$75.81	0.6		$77.84	0.5		$68.78
Granted (a)	0.7		83.24	0.3		83.24	—		—
Vested / exercised	(0.7)		73.61	(0.2)		72.97	—		—
Canceled	(0.1)		77.78	—		—	—		—
Balance as of March 31, 2017	1.6	(b) (c)	79.60	0.7	(d)	81.41	0.5	(e) (f)	68.78

(a)	Represents awards granted by the Company on February 28, 2017.

(b)	Aggregate unrecognized compensation expense related to RSUs was $126 million as of March 31, 2017, which is expected to be recognized over a weighted average period of 3.0 years.

(c)	Approximately 1.6 million RSUs outstanding as of March 31, 2017 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $42 million as of March 31, 2017, which is expected to be recognized over a weighted average period of 2.3 years.

(e)	Aggregate unrecognized compensation expense related to SSARs was $3 million as of March 31, 2017, which is expected to be recognized over a weighted average period of 2.3 years.

(f)
Approximately 0.3 million SSARs are exercisable as of March 31, 2017. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2017 had an intrinsic value of $9 million and have a weighted average remaining contractual life of 3.1 years.

On February 28, 2017, the Company granted incentive equity awards totaling $54 million to key employees and senior officers in the form of RSUs. These awards will vest ratably over a period of four years. In addition, on February 28, 2017, the Company approved a grant of incentive equity awards totaling $21 million to key employees and senior officers in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

Stock-Based Compensation Expense
The Company adopted the stock compensation guidance on January 1, 2017, as required. The Company elected to use the prospective transition method and as such, the excess tax benefits from stock-based compensation was presented as part of operating activities within its current period Condensed Consolidated Statement of Cash Flows. In addition, the Company included a net benefit of $4 million within provision for income taxes on the current period Condensed Consolidated Statement of Income.

The Company recorded stock-based compensation expense of $15 million and $14 million during the three months ended March 31, 2017, and 2016, respectively related to incentive equity awards granted to key employees and senior officers.

The Company paid $30 million of taxes for the net share settlement of incentive equity awards during both the three months ended March 31, 2017 and 2016. Such amounts are included within financing activities on the Condensed Consolidated Statements of Cash Flows.

14.	Segment Information
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. The Company believes that EBITDA is a useful measure of performance for its industry segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2017			2016
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$298	(b)	$85	$295	(d)	$84
Destination Network	391	(c)	102	385	(c)	81
Vacation Ownership	648		118	641		136
Total Reportable Segments	1,337		305	1,321		301
Corporate and Other (a)	(18)		(39)	(18)		(34)
Total Company	$1,319		$266	$1,303		$267

Reconciliation of net income to EBITDA

				Three Months Ended March 31,
				2017		2016
Net income				$141		$96
Provision for income taxes				31		67
Depreciation and amortization				63		62
Interest expense				33		33
Early extinguishment of debt				—		11
Interest income				(2)		(2)
EBITDA				$266		$267

(a)	Includes the elimination of transactions between segments.

(b)
Includes $16 million of intersegment revenues comprised of (i) $13 million of licensing fees for use of the Wyndham trade name and (ii) $3 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)	Includes $2 million of intersegment revenues comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $16 million of intersegment revenues comprised of (i) $13 million of licensing fees for use of the Wyndham trade name, (ii) $2 million of other fees primarily associated with the Wyndham Rewards program and (iii) $1 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

15.	Restructuring, Impairments and Other Charges
2017 Restructuring Plans

During the first quarter of 2017, the Company recorded $7 million of restructuring charges, all of which were personnel-related and consisted of (i) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (ii) $1 million at its Hotel Group segment which primarily focused on realigning its brand operations. The remaining liability of $7 million as of March 31, 2017 is expected to be paid by the end of 2017.

2016 Restructuring Plans

During 2016, the Company recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. It subsequently reversed $1 million of previously recorded personnel-related costs and reduced its liability with $5 million of cash payments. During the three months ended March 31, 2017, the Company reduced its liability with $4 million of cash payments. The remaining liability of $4 million as of March 31, 2017 is expected to be paid primarily by the end of 2017.

The Company has additional restructuring plans which were implemented prior to 2016. The remaining liability of $1 million as of March 31, 2017, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of	Costs		Cash	Liability as of
	December 31, 2016	Recognized		Payments	March 31, 2017
Personnel-related	$6	$7	(*)	$(4)	$9
Facility-related	3	—		—	3
	$9	$7		$(4)	$12

(*)	Represents severance costs resulting from a reduction of 66 employees.

Impairments

During the first quarter of 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is recorded within asset impairments on the Condensed Consolidated Statement of Income.

Other Charges

During the first quarter of 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Condensed Consolidated Statement of Income.

16.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $23 million as of both March 31, 2017 and December 31, 2016. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Condensed Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of March 31, 2017, the letter of credit was $53 million.

As of March 31, 2017, the Separation related liabilities of $23 million is comprised of $20 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of March 31, 2017, $10 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had $23 million of Separation related liabilities of which $10 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both March 31, 2017 and December 31, 2016, which were included within other current assets on the Condensed Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments and corporate and other based upon net revenues and “EBITDA”, which is defined as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. We believe that EBITDA is a useful measure of performance for our industry segments and, when considered with GAAP measures, gives a more complete understanding of our operating performance. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2017 and 2016. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2017	2016	% Change
Hotel Group(a)
Number of rooms (b)	699,800	679,100	3.0
RevPAR (c)	$31.73	$31.59	0.4
Destination Network
Average number of members (in 000s) (d)	3,817	3,841	(0.6)
Exchange revenue per member (e)	$192.01	$189.78	1.2
Vacation rental transactions (in 000s) (a) (f)	538	500	7.6
Average net price per vacation rental (a) (g)	$343.07	$366.08	(6.3)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$439,000	$428,000	2.6
Tours (in 000s) (j)	176	179	(1.7)
Volume Per Guest (“VPG”) (k)	$2,354	$2,244	4.9

(a)	Includes the impact from acquisitions from the acquisition dates forward. Therefore, such operating statistics for 2017 are not presented on a comparable basis to the 2016 operating statistics.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(h)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended March 31 (in millions):

	2017	2016
Gross VOI sales	$439	$428
Less: WAAM Fee-for-Service sales (*)	(3)	(23)
Gross VOI sales, net of WAAM Fee-for-Service sales	436	405
Less: Loan loss provision	(85)	(63)
Vacation ownership interest sales	$351	$342

(*)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $2 million and $17 million for the three months ended March 31, 2017 and 2016, respectively.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $25 million during both the three months ended March 31, 2017 and 2016. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2017 VS. THREE MONTHS ENDED MARCH 31, 2016
Our consolidated results are as follows:

	Three Months Ended March 31,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$1,319	$1,303	$16
Expenses	1,118	1,108	(10)
Operating income	201	195	6
Other (income)/expense, net	(2)	(10)	(8)
Interest expense	33	33	—
Early extinguishment of debt	—	11	11
Interest income	(2)	(2)	—
Income before income taxes	172	163	9
Provision for income taxes	31	67	36
Net income	$141	$96	$45

Net revenues increased $16 million (1.2%) for the three months ended March 31, 2017 compared with the same period last year. Foreign currency translation unfavorably impacted net revenues by $7 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$14 million of incremental revenues resulting from acquisitions primarily at our destination network business;

•
$6 million of higher revenues at our vacation ownership business primarily resulting from an increase in property management fees, net VOI sales and consumer financing revenues, partially offset by a decrease in WAAM Fee-for-Service commission revenues; and

•	$3 million of higher revenues at our hotel group business primarily due to an increase in ancillary services.

Expenses increased $10 million (0.9%) for the three months ended March 31, 2017 compared with the same period last year. Foreign currency favorably impacted expenses by $6 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	$17 million of higher expenses primarily associated with revenue increases, higher maintenance fees on unsold inventory and an increase in legal settlement expenses;

•	$12 million of incremental expenses related to acquisitions primarily at our destination network business;

•	$7 million of higher restructuring costs primarily at our corporate operations; and

•	a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at our vacation ownership business.

Such increases in expenses were partially offset by the absence of a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate during the first quarter of 2016.

Other income, net decreased $8 million for the three months ended March 31, 2107 compared with the same period last year primarily from the absence of proceeds received during the first quarter of 2016 related to settlements of business interruption claims principally at our vacation ownership business.

During 2016, we incurred $11 million of expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rate decreased from 41.1% for the three months ended March 31, 2016 to 18.0% during the three months ended March 31, 2017 primarily due to (i) a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, (ii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017 and (iii) the absence of the Venezuelan foreign exchange devaluation loss during 2016 for which we were unable to recognize a tax benefit.

As a result of these items, net income increased $45 million (46.9%) as compared with first quarter of 2016.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2017 compared to March 31, 2016:

	Net Revenues			EBITDA
	2017	2016	% Change	2017		2016		% Change
Hotel Group	$298	$295	1.0	$85	(b)	$84		1.2
Destination Network	391	385	1.6	102		81	(e)	25.9
Vacation Ownership	648	641	1.1	118	(c)	136		(13.2)
Total Reportable Segments	1,337	1,321	1.2	305		301		1.3
Corporate and Other (a)	(18)	(18)	—	(39)	(d)	(34)	(d)	(14.7)
Total Company	$1,319	$1,303	1.2	$266		$267		(0.4)

Reconciliation of Net income to EBITDA

				2017		2016
Net income				$141		$96
Provision for income taxes				31		67
Depreciation and amortization				63		62
Interest expense				33		33
Early extinguishment of debt				—		11
Interest income				(2)		(2)
EBITDA				$266		$267

(a)	Includes the elimination of transactions between segments.

(b)	Includes $1 million of restructuring costs primarily focused on realigning its brand operations.

(c)	Includes a $5 million non–cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative.

(d)
Includes $6 million of restructuring costs focused on rationalizing its sourcing function and outsourcing certain information technology functions. Excluding restructuring costs, corporate costs were $33 million and $34 million during the three months ended March 31, 2017 and 2016, respectively.

(e)	Includes a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela.

Hotel Group

Net revenues and EBITDA increased $3 million (1.0%) and $1 million (1.2%), respectively, during the three months ended March 31, 2017 compared with the same period during 2016.

Our acquisition of Fen during 2016 contributed $1 million of incremental revenues with no impact on EBITDA during the first quarter of 2017.

Excluding the impact of the Fen acquisition, royalty revenues increased $2 million and marketing, reservation and Wyndham Rewards revenues were flat. The increase in royalties was the result of a 2.7% increase in global system size and a 0.2% increase in global RevPAR. The growth in global RevPAR was primarily due to a 2.0% increase in domestic RevPAR, partially offset by a 2.2% decline in international RevPAR. The growth in domestic RevPAR was primarily the result of a 1.5% increase in average daily rates. The decrease in international RevPAR was principally the result of unfavorable currency translation and country mix as a larger portion of our international room growth was in China, which has a lower RevPAR than other international regions.

Revenues and EBITDA from other franchise fees increased $2 million and $1 million respectively primarily due to higher franchise fees on property openings and transfers. Ancillary services contributed an additional $3 million of both revenues and EBITDA, primarily due to growth in our co-branded credit card program.

Revenues and EBITDA from our owned hotels declined $4 million and $3 million, respectively, primarily due to lower RevPAR at our Rio Mar property, which we believe was the result of continued concerns over the Zika virus. Reimbursable revenues from managed properties declined $1 million as a result of property terminations.

As of March 31, 2017, we had approximately 8,080 properties and approximately 699,800 rooms in our system. Additionally, our hotel development pipeline included 1,130 hotels and over 143,000 rooms, of which 59% were international and 68% were new construction.

Destination Network

Net revenues and EBITDA increased $6 million (1.6%) and $21 million (25.9%), respectively, during the three months ended March 31, 2017 compared with the same period during 2016. Foreign currency translation unfavorably impacted net revenues by $9 million and had no impact on EBITDA. EBITDA also reflected the absence of a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands contributed $13 million of incremental revenues (inclusive of $4 million of ancillary revenues) and $2 million of incremental EBITDA during the first quarter of 2017.

Net revenues generated from rental transactions and related services increased $1 million. Excluding $9 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $9 million, net revenues generated from rental transactions and related services increased $1 million principally due to a 2.8% increase in rental transaction volume, partially offset by a 2.0% decrease in average net price per vacation rental. The increase in volume was driven by growth across our U.K.-based Hoseasons brand and our Denmark-based Novasol brand, partially offset by the impact from the shift of the Easter holiday into the second quarter of 2017. The decline in average net price per vacation rental was a result of (i) the mix impact from higher growth in our more moderate product offerings primarily related to our Hoseasons brand and (ii) the impact from the timing of Easter at our Netherlands-based Landal GreenParks brand.

Exchange and related service revenues increased $1 million. Excluding a favorable foreign currency translation impact of $1 million, exchange and related service revenues remained flat as a 0.8% increase in exchange revenue per member was offset by a 0.6% decline in the average number of members. The increase in exchange revenue per member resulted from increased pricing for exchange and other related fees in North America, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact.

In addition, EBITDA was unfavorably impacted by:

•	$4 million of higher costs associated with transaction volume growth; and

•	the absence of $3 million of proceeds received during the first quarter of 2016 for business disruption claims received related to the Gulf of Mexico oil spill during 2010.

Vacation Ownership

Net revenues increased $7 million (1.1%) and EBITDA decreased $18 million (13.2%), respectively, during the three months ended March 31, 2017 compared with the same period of 2016. Foreign currency translation favorably impacted net revenues by $2 million and had no impact on EBITDA.

Net VOI revenues increased $9 million compared to the same period last year. Excluding a favorable foreign currency translation impact of $2 million, net VOI revenues increased $7 million. Such increase was primarily due to a $29 million increase in gross VOI sales, net of WAAM Fee-for-service sales which were partially offset by a $22 million increase in our provision for loan losses. The increase in the provision for loan losses reflected organized activity by third-parties encouraging customers to default on their timeshare loans and higher financing activity on VOI sales.

Excluding a $2 million favorable impact from foreign currency translation, Gross VOI sales increased $9 million (2.1%) compared to the same period last year due to a 4.9% increase in VPG partially offset by a 1.7% decrease in tours. The increase in VPG is attributable to a higher average transaction size and stronger close rates. The decrease in tours is primarily due to the impact of sales offices closures in the latter part of 2016.

Commission revenues and EBITDA decreased $15 million and $2 million, respectively, compared to the prior year resulting from lower WAAM Fee-for-service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory.

Consumer financing revenues and EBITDA increased $4 million and $3 million, respectively, compared to the same period last year. Such revenue increases were primarily due to a larger average contract receivables portfolio balance. EBITDA was also impacted by $1 million of higher interest expense resulting from an increase in the weighted average interest rate on our securitized debt to 3.7% from 3.6% and a slightly higher average securitized debt balance. As a result, our net interest income margin decreased to 83.5% compared to 83.6% during 2016.

Property management revenues and EBITDA increased by $11 million and $4 million, respectively, compared to the prior year primarily as a result of higher reimbursable revenues and management fees. EBITDA benefited from the increase in management fees.

In addition, EBITDA was unfavorably impacted by:

•	the absence of $6 million of proceeds received during 2016 resulting from the settlement of two business interruption insurance claims;

•	$5 million of higher sales and commission expenses primarily due to higher gross VOI sales, net of WAAM Fee-for-Service;

•	$5 million related to a non-cash asset impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative;

•	a $4 million increase in marketing costs due to our continued focus on new owner generation which yields a higher cost per tour;

•	$4 million of higher legal settlement expenses;

•	$4 million of higher maintenance fees on unsold inventory; and

•	a $4 million increase in other costs primarily due to employee-related expenses.

Corporate and Other
Corporate and Other revenues, which represents the elimination of intersegment revenues primarily charged between our vacation ownership and hotel group businesses remained flat during the three months ended March 31, 2017 compared to 2016.

Corporate expenses (excluding intersegment expense eliminations) increased $5 million during the three months ended March 31, 2017 compared to 2016 primarily due to restructuring costs incurred during the first quarter of 2017.

RESTRUCTURING PLANS

During the first quarter of 2017, we recorded $7 million of restructuring charges, all of which were personnel-related and consisted of (i) $6 million at our corporate operations, which focused on rationalizing our sourcing function and outsourcing a portion of our information technology functions and (ii) $1 million at our Hotel Group segment, which focused on realigning our brand operations. The remaining liability of $7 million as of March 31, 2017 is expected to be paid primarily by the end of 2017. We anticipate annual net savings from such initiatives to be approximately $11 million.
During 2016, we recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities including the closure of four vacation ownership sales offices. In connection with these initiatives, we initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. We subsequently reversed $1 million of previously recorded personnel-related costs and reduced our liability with $5 million of cash payments. During the three months ended March 31, 2017, we reduced our liability with $4 million of cash payments. As of March 31, 2017, the remaining liability was $4 million which is expected to be paid primarily by the end of 2017.

We have additional restructuring plans which were implemented prior to 2016. The remaining liability of $1 million as of March 31, 2017, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2017	December 31, 2016	Change
Total assets	$10,343	$9,819	$524
Total liabilities	9,677	9,101	576
Total equity	666	718	(52)

Total assets increased $524 million from December 31, 2016 to March 31, 2017 primarily due to:

•	a $232 million increase in accounts receivable primarily due to the seasonality of vacation rental bookings at our destination network business; and

•
a $170 million increase in other current assets primarily due to (i) a higher income tax receivable resulting from a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, (ii) increased escrow deposits and deferred costs primarily related to the seasonality of advanced vacation rental bookings at our destination network business and (iii) an increase in restricted cash related to our vacation ownership contract receivables securitizations.

Total liabilities increased $576 million from December 31, 2016 to March 31, 2017 primarily due to:

•	a $204 million increase in long term debt;

•
a $187 million increase in accounts payable and accrued expenses primarily due to higher homeowner liabilities resulting from the seasonality of vacation rental bookings at our destination network business;

•	a $130 million increase in deferred income primarily resulting from the seasonality of advanced vacation rental bookings at our destination network business; and

•	an $84 million increase in deferred income taxes primarily related to installment sales of VOIs and the impact of the internal restructuring as discussed above.

Total equity decreased $52 million from December 31, 2016 to March 31, 2017 primarily due to $150 million of stock repurchases and $58 million of dividends, partially offset by $141 million of net income.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of March 31, 2017, we had $1.3 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity under our revolving credit facility.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of March 31, 2017, we had $221 million of outstanding commercial paper borrowings, all under the U.S. program.

Our $14 million 5.75% senior unsecured notes, with a carrying value of $14 million, are due in February 2018 and our $450 million 2.5% senior unsecured notes, with a carrying value of $449 million are due in March 2018. Our intent is to refinance such notes on a long-term basis and we have the ability to do so with available capacity under our revolving credit facility.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2018, has a total capacity of $650 million and available capacity of $414 million as of March 31, 2017.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Cash provided by/(used in)
Operating activities	$238	$261	$(23)
Investing activities	(79)	(90)	11
Financing activities	(124)	(27)	(97)
Effects of changes in exchange rates on cash and cash equivalents	2	3	(1)
Net change in cash and cash equivalents	$37	$147	$(110)

Operating Activities

Net cash provided by operating activities decreased $23 million compared to the first quarter of 2016. Such decline reflects a $132 million increase in cash utilized for working capital (net change in assets and liabilities) primarily due to timing of income tax payments and increased spending on vacation ownership development projects. Net income adjusted for non-cash items increased cash from operations by $109 million.

Investing Activities

Net cash used in investing activities decreased $11 million during the first quarter of 2017, primarily due to lower property and equipment expenditures.

Financing Activities

Net cash used in financing activities increased $97 million, which principally reflects (i) $62 million of higher net payments on non-securitized debt, (ii) $26 million of lower net borrowings on securitized vacation ownership debt and (iii) $18 million of higher net payments in connection with the sale of vacation ownership inventory which is subject to conditional repurchase partially offset by $21 million of lower share repurchases.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $800 million during 2017. We anticipate net cash provided by operating activities of $980 million to $1,000 million and net cash used for capital expenditures of $180 million to $200 million during 2017. Net cash provided by operating activities less capital expenditures amounted to $782 million during 2016, which is comprised of net cash provided by operating activities of $973 million less capital expenditures of $191 million. Foreign currency translation unfavorably impacted cash provided by operating activities during 2016. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the three months ended March 31, 2017, we spent $68 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2017, we anticipate spending $230 million to $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2017 through 2021 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $35 million on capital expenditures during the three months ended March 31, 2017, primarily on information technology enhancement projects.

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

Under our current stock repurchase program, we repurchased 1.9 million shares at an average price of $80.93 for a cost of $150 million during the three months ended March 31, 2017. From August 20, 2007 through March 31, 2017, we repurchased 90 million shares at an average price of $49.88 for a cost of $4.5 billion.

As of March 31, 2017, we have repurchased under our current and prior stock repurchase programs a total of 115 million shares at an average price of $46.04 for a cost of $5.3 billion since our separation from Cendant (“Separation”).

During the period April 1, 2017 through April 25, 2017, we repurchased an additional 0.4 million shares at an average price of $86.85 for a cost of $36 million. We currently have $554 million of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the three months ended March 31, 2017 and 2016, we paid cash dividends of $0.58 and $0.50 per share ($64 million and $60 million in aggregate), respectively.

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2017, our consolidated interest coverage ratio was 10.6 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2017, our consolidated leverage ratio was 2.5 times. Covenants in the credit facility and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of March 31, 2017, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2017, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

As of March 31, 2017, we had $414 million of availability under our asset-backed bank conduit facility. Any disruption to the asset-backed market could adversely impact our ability to obtain such financings.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. We allocate a portion of our available capacity under our revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of March 31, 2017, we had $221 million of outstanding borrowings, all of which were under our U.S. program and the total available capacity was $1.0 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $495 million outstanding as of March 31, 2017. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of March 31, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $45 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/17- 3/31/18	4/1/18- 3/31/19	4/1/19- 3/31/20	4/1/20- 3/31/21	4/1/21- 3/31/22	Thereafter	Total
Securitized debt (a)	$191	$214	$355	$205	$221	$952	$2,138
Long-term debt (b)	503	33	54	812	659	1,514	3,575
Interest on debt (c)	204	189	183	160	123	219	1,078
Operating leases	91	62	51	39	33	179	455
Purchase commitments (d)	203	112	83	40	35	47	520
Inventory sold subject to conditional repurchase (e)	106	101	37	47	59	—	350
Separation liabilities (f)	10	13	—	—	—	—	23
Total (g) (h)	$1,308	$724	$763	$1,303	$1,130	$2,911	$8,139

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)
Includes $463 million of senior unsecured notes due during the first quarter of 2018, which we intend to refinance on a long-term basis and have the ability to do so with available capacity under our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Includes (i) $163 million for information technology activities, (ii) $163 million relating to the development of vacation ownership properties of which, $22 million was included within total liabilities on the Condensed Consolidated Balance Sheet and (iii) $89 million for marketing related activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 5 – Inventory for further detail) of which, $112 million was included within total liabilities on the Condensed Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 16 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes a $42 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(h)
Excludes other guarantees at our hotel group business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Note 11– Commitments and Contingencies for further details).

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 17, 2017, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2017 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $4 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our commercial paper, term loan, senior unsecured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was approximately $1.2 billion at March 31, 2017. A 100 basis point change in the underlying interest rates would result in approximately a $12 million increase or decrease on our annual interest expense.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2017, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 to the Condensed Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended March 31, 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 1-31, 2017	706,100	$77.78	706,100	$685,768,724
February 1-28, 2017	344,966	$81.39	344,966	$657,691,143
March 1-31, 2017	804,202	$83.50	804,202	$590,540,782
Total	1,855,268	$80.93	1,855,268	$590,540,782
(*) Includes 113,200 shares purchased for which the trade date occurred during March 2017 while settlement occurred during April 2017.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program seven times, most recently on February 8, 2016 for $1.0 billion, bringing the total authorization under the current program to $5.0 billion. Under our current and prior stock repurchase plans, the total authorization is $5.8 billion.
During the period April 1, 2017 through April 25, 2017, we repurchased an additional 0.4 million shares at an average price of $86.85. We currently have $554 million of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: April 26, 2017	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: April 26, 2017	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Amendment No. 5 to Employment Agreement with Geoffrey A. Ballotti, dated February 15, 2017
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report