Form 10-Q
period 2017-06-30
WYNDHAM WORLDWIDE CORP
filed 2017-08-03
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
102,785,767 shares of common stock outstanding as of June 30, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 3, 2017

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues
Service and membership fees	$653	$632	$1,289	$1,266
Vacation ownership interest sales	448	409	798	750
Franchise fees	177	172	318	310
Consumer financing	114	108	224	215
Other	87	82	169	165
Net revenues	1,479	1,403	2,798	2,706
Expenses
Operating	654	622	1,254	1,236
Cost of vacation ownership interests	38	32	75	68
Consumer financing interest	19	19	37	36
Marketing and reservation	231	211	426	403
General and administrative	191	185	383	372
Asset impairments	135	—	140	—
Restructuring	—	—	7	—
Depreciation and amortization	66	63	128	125
Total expenses	1,334	1,132	2,450	2,240
Operating income	145	271	348	466
Other (income)/expense, net	(3)	(6)	(4)	(16)
Interest expense	39	34	73	68
Early extinguishment of debt	—	—	—	11
Interest income	(2)	(2)	(4)	(4)
Income before income taxes	111	245	283	407
Provision for income taxes	33	89	64	156
Net income	$78	$156	$219	$251
Earnings per share
Basic	$0.75	$1.40	$2.10	$2.25
Diluted	0.75	1.39	2.09	2.23

Cash dividends declared per share	$0.58	$0.50	$1.16	$1.00

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$78	$156	$219	$251
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	45	(28)	75	8
Unrealized gains/(losses) on cash flow hedges	—	—	(1)	1
Defined benefit pension plans	—	—	—	(1)
Other comprehensive income/(loss), net of tax	45	(28)	74	8
Comprehensive income	$123	$128	$293	$259

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$415	$185
Trade receivables, net	598	610
Vacation ownership contract receivables, net	257	262
Inventory	315	315
Prepaid expenses	187	144
Other current assets	486	296
Total current assets	2,258	1,812
Long-term vacation ownership contract receivables, net	2,535	2,515
Non-current inventory	1,010	1,035
Property and equipment, net	1,368	1,340
Goodwill	1,637	1,603
Trademarks, net	742	734
Franchise agreements and other intangibles, net	382	393
Other non-current assets	416	387
Total assets	$10,348	$9,819
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$185	$195
Current portion of long-term debt	41	34
Accounts payable	670	468
Deferred income	622	500
Accrued expenses and other current liabilities	866	835
Total current liabilities	2,384	2,032
Long-term securitized vacation ownership debt	1,867	1,946
Long-term debt	3,667	3,337
Deferred income taxes	1,255	1,214
Deferred income	196	197
Other non-current liabilities	387	375
Total liabilities	9,756	9,101
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 218,748,902 issued as of 2017 and 218,198,050 shares in 2016	2	2
Treasury stock, at cost – 116,036,879 shares in 2017 and 112,617,112 shares in 2016	(5,418)	(5,118)
Additional paid-in capital	3,965	3,966
Retained earnings	2,077	1,977
Accumulated other comprehensive loss	(39)	(113)
Total stockholders’ equity	587	714
Noncontrolling interest	5	4
Total equity	592	718
Total liabilities and equity	$10,348	$9,819

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities
Net income	$219	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	125
Provision for loan losses	195	153
Deferred income taxes	29	67
Stock-based compensation	32	36
Excess tax benefits from stock-based compensation	—	(8)
Asset impairments	140	—
Loss on early extinguishment of debt	—	11
Non-cash interest	11	11
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	42	14
Vacation ownership contract receivables	(197)	(150)
Inventory	(53)	(15)
Prepaid expenses	(41)	(33)
Other current assets	(116)	(20)
Accounts payable, accrued expenses and other current liabilities	155	169
Deferred income	98	99
Other, net	21	(4)
Net cash provided by operating activities	663	706
Investing Activities
Property and equipment additions	(82)	(90)
Net assets acquired, net of cash acquired	(15)	—
Payments of development advance notes	(5)	(3)
Proceeds from development advance notes	4	—
Equity investments and loans	(2)	(7)
Proceeds from asset sales	11	1
Increase in securitization restricted cash	(5)	—
Increase in escrow deposit restricted cash	(50)	(41)
Other, net	11	—
Net cash used in investing activities	(133)	(140)
Financing Activities
Proceeds from securitized borrowings	820	878
Principal payments on securitized borrowings	(912)	(954)
Proceeds from long-term debt	564	50
Principal payments on long-term debt	(611)	(67)
(Repayments of)/proceeds from commercial paper, net	(72)	299
Proceeds from notes issued and term loan	694	325
Repayment/repurchase of notes	(300)	(327)
Proceeds from vacation ownership inventory arrangements	—	20
Repayments of vacation ownership inventory arrangements	(22)	(5)
Dividends to shareholders	(125)	(115)
Repurchase of common stock	(299)	(320)
Excess tax benefits from stock-based compensation	—	8
Debt issuance costs	(7)	(8)
Net share settlement of incentive equity awards	(34)	(34)
Other, net	(5)	(1)
Net cash used in financing activities	(309)	(251)
Effect of changes in exchange rates on cash and cash equivalents	9	(8)
Net increase in cash and cash equivalents	230	307
Cash and cash equivalents, beginning of period	185	171
Cash and cash equivalents, end of period	$415	$478

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,977	$(113)	$4	$718
Net income	—	—	—	—	219	—	—	219
Other comprehensive income	—	—	—	—	—	74	—	74
Net share settlement of incentive equity awards	—	—	—	(34)	—	—	—	(34)
Change in deferred compensation	—	—	—	31	—	—	—	31
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(300)	—	—	—	—	(300)
Dividends	—	—	—	—	(119)	—	—	(119)
Other	—	—	—	1	—	—	1	2
Balance as of June 30, 2017	103	$2	$(5,418)	$3,965	$2,077	$(39)	$5	$592

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	251	—	—	251
Other comprehensive income	—	—	—	—	—	8	—	8
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(34)	—	—	—	(34)
Change in deferred compensation	—	—	—	36	—	—	—	36
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(5)	—	(325)	—	—	—	—	(325)
Change in excess tax benefit on equity awards	—	—	—	8	—	—	—	8
Dividends	—	—	—	—	(117)	—	—	(117)
Balance as of June 30, 2016	110	$2	$(4,818)	$3,934	$1,726	$(66)	$3	$781

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
The Company’s analysis to identify the impact of the new guidance is substantially complete, with the exception of its Wyndham Rewards loyalty and co-branded credit card programs which the Company is still awaiting industry clarification. The Company estimates that its net revenues and net income for the year ended 2016 would be reduced by $5 million to $10 million, which would be recognized in future years. Additionally, the Company expects a change in the seasonality of its revenues and net income primarily reflecting a shift of revenues and net income from the first quarter to the third quarter.
The Company believes the most significant impacts relating to its Hotel Group segment are the accounting for initial fees, upfront costs and marketing and reservation expenses. The Company expects royalty and marketing and reservation fees to remain substantially unchanged. Specifically, under the new guidance, the Company expects initial fees to be recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs to be deferred and expensed over the life of the noncancelable period of the franchise agreement. Marketing and reservation revenues earned in excess of costs incurred will no longer be accrued as a liability for future marketing and reservation costs; marketing or reservation costs incurred in excess of revenues earned will continue to be expensed as incurred.

The Company believes the most significant impacts relating to its Destination Network segment are the accounting for vacation rental revenues and other vacation exchange related product fees. Specifically, under the new guidance, the Company expects (i) approximately thirty percent of its vacation rental revenue will no longer be recognized in the period that the rental reservation is booked and, instead, will be recognized over the term of the guest stay and (ii) other vacation exchange related product fees to be deferred and recognized upon the occurrence of a future vacation exchange or other transaction. The Company expects vacation exchange transaction and membership fees to remain substantially unchanged.
The Company expects the recognition of its Vacation Ownership segment revenues to remain substantially unchanged, with the exception of (i) revenue from certain travel packages utilized to market its VOI products which will be presented on a gross basis within other revenues and (ii) a reduction of property management revenues by the proportionate share of maintenance fees paid on its unsold inventory.
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
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company believes the impact of this new guidance will result in development advance notes being recorded within operating activities on its Condensed Consolidated Statement of Cash Flows.
Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt this new guidance on January 1, 2018, using a retrospective transition method. The Company believes the impact of the new restricted cash guidance will result in escrow deposits and restricted cash being included with cash and cash equivalents on the statement of cash flows.
The table below summarizes the effects of the new statement of cash flows and restricted cash guidance on the Company’s Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
Increase/(decrease):	2017	2016
Operating Activities	$(1)	$(3)
Investing Activities	56	44
Cash and cash equivalents, beginning of period	149	152
Cash and cash equivalents, end of period	214	192
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
Compensation - Stock Compensation. In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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
Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. The Company elected to use the prospective transition method and as such, the excess tax benefits from stock-based compensation were presented as part of operating activities within its current period Condensed Consolidated Statement of Cash Flows. In addition, the excess tax benefit of $2 million and $6 million has been recognized within the provision for income taxes for the three and six months ended June 30, 2017, respectively, on the Condensed Consolidated Statement of Income.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$78	$156	$219	$251
Basic weighted average shares outstanding	103.8	111.0	104.5	111.9
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.6	0.5	0.6	0.6
Diluted weighted average shares outstanding	104.4	111.5	105.1	112.5
Earnings per share:
Basic	$0.75	$1.40	$2.10	$2.25
Diluted	0.75	1.39	2.09	2.23
Dividends:
Aggregate dividends paid to shareholders	$60	$55	$125	$115

(a)
Excludes 1.1 million of restricted stock units (“RSUs”) for the three and six months ended June 30, 2016, respectively, that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeiture.

(b)
Excludes 0.7 million and 0.6 million of performance vested restricted stock units (“PSUs”) for the three and six months ended June 30, 2017, respectively, and 0.6 million for the three and six months ended June 30, 2016, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2016	88.1	$4,337	$49.22
For the six months ended June 30, 2017	3.4	300	87.75
As of June 30, 2017	91.5	$4,637	50.66

The Company had $440 million of remaining availability under its program as of June 30, 2017.

3.	Acquisitions
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

During the six months ended June 30, 2017, the Company completed three acquisitions at its Destination Network segment for $15 million in cash, net of cash acquired and $1 million of contingent consideration. The preliminary purchase price allocations resulted primarily in the recognition of (i) $20 million of other assets, (ii) $8 million of goodwill, of which is $4 million is expected to be deductible for tax purposes, (iii) $4 million of definite-lived intangible assets with a weighted average life of 7 years, (iv) $3 million of trademarks and (v) $19 million of liabilities. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

4.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	June 30, 2017	December 31, 2016
Current vacation ownership contract receivables:
Securitized	$226	$235
Non-securitized	89	84
Current vacation ownership contract receivables, gross	315	319
Less: Allowance for loan losses	58	57
Current vacation ownership contract receivables, net	$257	$262
Long-term vacation ownership contract receivables:
Securitized	$2,218	$2,254
Non-securitized	902	825
Long-term vacation ownership contract receivables, gross	3,120	3,079
Less: Allowance for loan losses	585	564
Long-term vacation ownership contract receivables, net	$2,535	$2,515

The Company’s securitized vacation ownership contract receivables generated interest income of $83 million and $166 million during the three and six months ended June 30, 2017, respectively, and $81 million and $164 million during the three and six months ended June 30, 2016, respectively. Such interest income is included within consumer financing on the Condensed Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017 and 2016, the Company originated vacation ownership contract receivables of $640 million and $556 million, respectively, and received principal collections of $443 million and $406 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.9% as of both June 30, 2017 and December 31, 2016.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	195
Contract receivables write-offs, net	(173)
Allowance for loan losses as of June 30, 2017	$643

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	153
Contract receivables write-offs, net	(148)
Allowance for loan losses as of June 30, 2016	$586
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $110 million and $195 million as a reduction of net revenues during the three and six months ended June 30, 2017, respectively, and $90 million and $153 million for the three and six months ended June 30, 2016 respectively.

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

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,747	$1,017	$166	$124	$254	$3,308
31 - 60 days	14	23	16	4	2	59
61 - 90 days	9	12	10	2	1	34
91 - 120 days	7	12	12	2	1	34
Total	$1,777	$1,064	$204	$132	$258	$3,435

	As of December 31, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,733	$1,010	$149	$120	$232	$3,244
31 - 60 days	19	32	17	4	2	74
61 - 90 days	11	16	11	3	1	42
91 - 120 days	8	14	13	2	1	38
Total	$1,771	$1,072	$190	$129	$236	$3,398
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

5.	Inventory
Inventory consisted of:

	June 30, 2017	December 31, 2016
Land held for VOI development	$4	$146
VOI construction in process	11	59
Inventory sold subject to conditional repurchase	92	163
Completed VOI inventory	893	667
Estimated VOI recoveries	265	256
Destination network vacation credits and other	60	59
Total inventory	1,325	1,350
Less: Current portion (*)	315	315
Non-current inventory	$1,010	$1,035

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the six months ended June 30, 2017 and 2016, the Company transferred $28 million and $26 million, respectively, from property and equipment to VOI inventory. In addition to the inventory obligations listed below, the Company had $5 million and $8 million of inventory accruals as of June 30, 2017 and December 31, 2016, respectively, included within accounts payable on the Condensed Consolidated Balance Sheets.

During May 2017, the Company’s new leadership at its vacation ownership business performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with this review, the Company made a decision to no longer pursue future development at certain locations and thus performed a fair value assessment on these locations. As a result, the Company recorded a $135 million non-cash impairment charge primarily related to the write-down of land held for VOI development (see Note 15 - Asset Impairments and Other Charges for further details).

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

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $21 million as of June 30, 2017, of which $11 million was included within accrued expenses and other current liabilities and $10 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet. During the six months ended June 30, 2017, the Company paid $11 million to the third-party developer, of which $9 million was for vacation ownership inventory and $2 million was to satisfy a portion of its inventory obligation. As of December 31, 2016, the Company had an outstanding obligation of $32 million, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $144 million as of June 30, 2017, of which $71 million was included within accrued expenses and other current liabilities and $73 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet. During the six months ended June 30, 2017, the Company paid $54 million to the third-party developer, of which $32 million was for vacation ownership inventory located in Las Vegas, Nevada and St. Thomas, $20 million was for its obligation under the vacation ownership inventory arrangements and $2 million was for accrued interest. In connection with these transactions, the Company acquired $32 million of inventory developed by the third-party developer during the second quarter of 2017 which will be paid during the third quarter of 2017. As of December 31, 2016, the Company had an outstanding obligation related to the Las Vegas, Nevada and St. Thomas properties of $166 million, of which $74 million was included within accrued expenses and other current liabilities and $92 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $206 million as of June 30, 2017.

During the second quarter of 2017, the Company acquired property located in Austin, Texas from a third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $61 million as of June 30, 2017, of which $30 million was included within accrued expenses and other current liabilities and $31 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

6.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2017	December 31, 2016
Securitized vacation ownership debt: (a)
Term notes (b)	$1,648	$1,857
Bank conduit facility (due August 2018)	404	284
Total securitized vacation ownership debt	2,052	2,141
Less: Current portion of securitized vacation ownership debt	185	195
Long-term securitized vacation ownership debt	$1,867	$1,946
Long-term debt: (c)
Revolving credit facility (due July 2020)	$9	$14
Commercial paper	355	427
Term loan (due March 2021)	324	323
$300 million 2.95% senior unsecured notes (due March 2017)	—	300
$14 million 5.75% senior unsecured notes (due February 2018)	14	14
$450 million 2.50% senior unsecured notes (due March 2018)	449	449
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	248	248
$650 million 4.25% senior unsecured notes (due March 2022) (d)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (e)	406	407
$300 million 4.15% senior unsecured notes (due April 2024)	297	—
$350 million 5.10% senior unsecured notes (due October 2025) (f)	339	338
$400 million 4.50% senior unsecured notes (due April 2027) (g)	400	—
Capital leases	144	143
Other	35	20
Total long-term debt	3,708	3,371
Less: Current portion of long-term debt	41	34
Long-term debt	$3,667	$3,337

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,558 million and $2,601 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of June 30, 2017 and December 31, 2016, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $22 million and $24 million as of June 30, 2017 and December 31, 2016, respectively.

(c)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $15 million and $11 million as of June 30, 2017 and December 31, 2016, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $5 million and $4 million as of June 30, 2017 and December 31, 2016, respectively.

(d)	Includes $2 million of unamortized gains from the settlement of a derivative as of both June 30, 2017 and December 31, 2016, respectively.

(e)	Includes $8 million and $9 million of unamortized gains from the settlement of a derivative as of June 30, 2017 and December 31, 2016, respectively.

(f)	Includes $8 million and $9 million of unamortized losses from the settlement of a derivative as of June 30, 2017 and December 31, 2016, respectively.

(g)	Includes a $4 million increase in the carrying value resulting from a fair value hedge derivative as of June 30, 2017.
Long-Term Debt
The Company’s $14 million 5.75% senior unsecured notes due February 2018 and $450 million 2.50% senior unsecured notes due March 2018 are classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Debt Issuances
Sierra Timeshare 2017-1 Receivables Funding, LLC. During March 2017, the Company closed a series of term notes payable, Sierra Timeshare 2017-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.97%. The advance rate for this transaction was 90%. As of June 30, 2017, the Company had outstanding borrowings under these term notes of $294 million, net of debt issuance costs.

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

Other. During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. The SPE financed the development and construction with a four-year bank mortgage note. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory located in Clearwater, Florida, from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay the mortgage notes. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated such assets and liabilities within its financial statements. As of June 30, 2017, the Company’s obligation under the notes was $35 million, with principal and interest payable tri-annually (see Note 7 - Variable Interest Entities for further details).

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of June 30, 2017, the Company had outstanding borrowings of $355 million at a weighted average interest rate of 1.72%, all of which were under its U.S. commercial paper program. As of December 31, 2016, the Company had outstanding borrowings of $427 million at a weighted average interest rate of 1.36%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements (the “Swaps”) on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of June 30, 2017, the variable interest rates on the notional portion of the 4.50% senior unsecured notes were 3.39%. The aggregate fair value of the Swaps resulted in $3 million of assets as of June 30, 2017, which were included within other non-current assets on the Condensed Consolidated Balance Sheet.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the Swaps resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to interest expense on the Condensed Consolidated Statements of Income. The Company had $10 million and $11 million of deferred gains as of June 30, 2017 and December 31, 2016, respectively, which are included within long-term debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2017 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$185	$504	(*)	$689
Between 1 and 2 years	259	34		293
Between 2 and 3 years	440	79		519
Between 3 and 4 years	187	916		1,103
Between 4 and 5 years	201	659		860
Thereafter	780	1,516		2,296
	$2,052	$3,708		$5,760

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

As of June 30, 2017, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	404	9
Letters of credit	—	1
Commercial paper borrowings	—	355	(b)
Available Capacity	$246	$1,135

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Early Extinguishment of Debt
During the first quarter of 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during the six months ended June 30, 2016, which is included within early extinguishment of debt on the Condensed Consolidated Statement of Income.

Interest Expense
During the three and six months ended June 30, 2017, the Company incurred non-securitized interest expense of $39 million and $73 million, respectively, which primarily consisted of $39 million and $74 million of interest on long-term debt, partially offset by less than $1 million and $1 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $69 million during the six months ended June 30, 2017.

During the three and six months ended June 30, 2016, the Company incurred non-securitized interest expense of $34 million and $68 million, respectfully, which primarily consisted of $36 million and $71 million of interest on long-term debt, partially offset by $2 million and $3 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $70 million during the six months ended June 30, 2016.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and six months ended June 30, 2017 was $19 million and $37 million, respectively, and $19 million and $36 million during the three and six months ended June 30, 2016, respectively, and is recorded within consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $25 million for the six months ended June 30, 2017 and 2016.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2017	December 31, 2016
Securitized contract receivables, gross (a)	$2,444	$2,489
Securitized restricted cash (b)	95	90
Interest receivables on securitized contract receivables (c)	19	21
Other assets (d)	2	4
Total SPE assets	2,560	2,604
Securitized term notes (e) (f)	1,648	1,857
Securitized conduit facilities (e)	404	284
Other liabilities (g)	1	2
Total SPE liabilities	2,053	2,143
SPE assets in excess of SPE liabilities	$507	$461

(a)
Included in current ($226 million and $235 million as of June 30, 2017 and December 31, 2016, respectively) and non-current ($2,218 million and $2,254 million as of June 30, 2017 and December 31, 2016, respectively) vacation ownership contract receivables on the Condensed Consolidated Balance Sheets.

(b)
Included in other current assets ($78 million and $75 million as of June 30, 2017 and December 31, 2016, respectively) and other non-current assets ($17 million and $15 million as of June 30, 2017 and December 31, 2016, respectively) on the Condensed Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which are included in other non-current assets on the Condensed Consolidated Balance Sheets.

(e)
Included in current ($185 million and $195 million as of June 30, 2017 and December 31, 2016, respectively) and long-term ($1,867 million and $1,946 million as of June 30, 2017 and December 31, 2016, respectively) securitized vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $22 million and $24 million as of June 30, 2017 and December 31, 2016, respectively, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $991 million and $909 million as of June 30, 2017 and December 31, 2016, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	June 30, 2017	December 31, 2016
SPE assets in excess of SPE liabilities	$507	$461
Non-securitized contract receivables	991	909
Less: Allowance for loan losses	643	621
Total, net	$855	$749

In addition to restricted cash related to securitizations, the Company had $120 million and $59 million of restricted cash related to escrow deposits as of June 30, 2017 and December 31, 2016, respectively, which are recorded within other current assets on the Condensed Consolidated Balance Sheets.

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

The assets and liabilities of the Clearwater, FL Property and the Midtown 45, NYC Property SPEs are as follows:

	June 30, 2017	December 31, 2016
Receivable for leased property and equipment (a)	$—	$16
Property and equipment, net	35	—
Total SPE assets	35	16
Long-term debt (b)	35	17
Total SPE liabilities	35	17
SPE deficit	$—	$(1)

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Condensed Consolidated Balance Sheet.

(b)
As of June 30, 2017, included $35 million relating to a two-year mortgage note, of which $25 million was included in current portion of long-term debt on the Condensed Consolidated Balance Sheet. As of December 31, 2016, included $15 million relating to a four-year mortgage note due in 2017 and $2 million of mandatorily redeemable equity, both of which were included in current portion of long-term debt on the Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2017 and 2016, the SPE conveyed $30 million and $15 million, respectively, of property and equipment to the Company.

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

As of June 30, 2017, the Company had interest rate swap contracts resulting in $3 million of assets which are included within other non-current assets and foreign exchange contracts resulting in $2 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had foreign exchange contracts resulting in $1 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. On a

recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,792	$3,392	$2,777	$3,344
Debt
Total debt	5,760	5,905	5,512	5,579

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

Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Condensed Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in $1 million of gains and $6 million of losses during the three months ended June 30, 2017 and 2016, respectively. The freestanding foreign currency contracts resulted in $2 million of gains and $10 million of losses during the six months ended June 30, 2017 and 2016, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for the three and six months ended June 30, 2017 and 2016 were not material.

10.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2013. In addition, with few exceptions, the Company is no longer subject to state and local, or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rates were 29.7% and 36.3% during the three months ended June 30, 2017 and 2016, respectively. The decrease was principally due to (i) the impact of non-cash impairment charges primarily related to the write-down of undeveloped VOI land, (ii) a tax benefit recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, and (iii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017.

The Company’s effective tax rates were 22.6% and 38.3% during the six months ended June 30, 2017 and 2016, respectively. The decrease was principally due to (i) a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, (ii) the impact of non-cash impairment charges primarily related to the write-down of undeveloped VOI land, and (iii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017.

The Company made cash income tax payments, net of refunds, of $155 million and $65 million during the six months ended June 30, 2017 and 2016, respectively.

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

The Company believes that it has adequately accrued for such matters with reserves of $45 million and $40 million as of June 30, 2017 and December 31, 2016, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (“Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $16 million and $20 million as of June 30, 2017 and December 31, 2016, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. As of June 30, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $63 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

As of June 30, 2017, the Company had three guarantees for which the maximum potential amount of future payments that the Company may be required to fund was $114 million with a combined annual cap of $27 million. These guarantees have a remaining life of approximately 6 to 8 years with a weighted average life of approximately 6 years. One of the guarantees has a recapture provision and, as such, the Company had receivables of $5 million and $4 million as of June 30, 2017 and December 31, 2016, respectively, which were included within other non-current assets on its Condensed Consolidated Balance Sheets. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

As of June 30, 2017, the Company has an additional guarantee with a recapture provision under which the Company may be required to fund a maximum of $36 million. Such guarantee terminates in July 2020. The related hotel management agreement, which terminates in July 2038, also provides that the Company may have to fund future operating profitability shortfalls in excess of the maximum guarantee through the term of the management agreement. In the event the Company chooses not to fund any future operating profitability shortfalls, the hotel owner may terminate the hotel management agreement without penalty and the Company would be required to pay liquidated damages. The Company had a $38 million receivable related to this guarantee as of June 30, 2017, of which $5 million was included in other current assets and $33 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had a $32 million receivable related to this guarantee which was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

In connection with such performance guarantees, as of June 30, 2017, the Company maintained a liability of $20 million, of which $16 million was included in other non-current liabilities and $4 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of June 30, 2017, the Company also had a corresponding $30 million asset related to these guarantees, of which $26 million was included in other non-current assets and $4 million was included in other current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company maintained a liability of $24 million, of which $17 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company also had a corresponding $32 million asset related to the guarantees, of which $28 million was included in other non-current assets and $4 million was included in other current assets on its Condensed Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million for the three months ended June 30, 2017 and 2016, respectively, and $2 million for the six months ended June 30, 2017 and 2016, respectively.

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

12.	Accumulated Other Comprehensive (Loss)/Income
The components of AOCI are as follows:

	Foreign	Unrealized	Defined
	Currency	Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2016	$(225)	$—	$(7)	$(232)
Period change	83	—	—	83
Balance, June 30, 2017	$(142)	$—	$(7)	$(149)

Tax
Balance, December 31, 2016	$116	$1	$2	$119
Period change	(8)	(1)	—	(9)
Balance, June 30, 2017	$108	$—	$2	$110

Net of Tax
Balance, December 31, 2016	$(109)	$1	$(5)	$(113)
Period change	75	(1)	—	74
Balance, June 30, 2017	$(34)	$—	$(5)	$(39)

	Foreign	Unrealized	Defined
	Currency	Gains	Benefit
	Translation	on Cash Flow	Pension
Pretax	Adjustments	Hedges	Plans	AOCI
Balance, December 31, 2015	$(139)	$—	$(9)	$(148)
Period change	(18)	1	(1)	(18)
Balance, June 30, 2016	$(157)	$1	$(10)	$(166)

Tax
Balance, December 31, 2015	$70	$1	$3	$74
Period change	26	—	—	26
Balance, June 30, 2016	$96	$1	$3	$100

Net of Tax
Balance, December 31, 2015	$(69)	$1	$(6)	$(74)
Period change	8	1	(1)	8
Balance, June 30, 2016	$(61)	$2	$(7)	$(66)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

13.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of June 30, 2017, 15.4 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2017 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2016	1.7		$75.81	0.6		$77.84	0.5		$68.78
Granted (a)	0.7		84.18	0.3		83.86	—		—
Vested / exercised	(0.7)		73.75	(0.2)		72.97	(0.1)		44.57
Canceled	(0.1)		77.89	—		—	—		—
Balance as of June 30, 2017	1.6	(b) (c)	80.20	0.7	(d)	81.77	0.4	(e) (f)	74.37

(a)	Primarily represents awards granted by the Company on February 28, 2017.

(b)	Aggregate unrecognized compensation expense related to RSUs was $115 million as of June 30, 2017, which is expected to be recognized over a weighted average period of 2.9 years.

(c)	Approximately 1.5 million RSUs outstanding as of June 30, 2017 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $41 million as of June 30, 2017, which is expected to be recognized over a weighted average period of 2.1 years.

(e)	Aggregate unrecognized compensation expense related to SSARs was $2 million as of June 30, 2017, which is expected to be recognized over a weighted average period of 2.1 years.

(f)
Approximately 0.2 million SSARs were exercisable as of June 30, 2017. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of June 30, 2017 had an intrinsic value of $7 million and have a weighted average remaining contractual life of 2.8 years.

During the six months ended June 30, 2017, the Company granted incentive equity awards totaling $59 million to key employees and senior officers in the form of RSUs. These awards will vest ratably over a period of four years. In addition, during the six months ended June 30, 2017, the Company granted incentive equity awards totaling $22 million to key employees and senior officers in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

Stock-Based Compensation Expense
The Company adopted the stock compensation guidance on January 1, 2017, as required. The Company elected to use the prospective transition method and as such, the excess tax benefits from stock-based compensation was presented as part of operating activities within its current period Condensed Consolidated Statement of Cash Flows. In addition during the three and six months ended June 30, 2017, the Company included a net benefit of $2 million and $6 million, respectively, within provision for income taxes on the Condensed Consolidated Statements of Income.

The Company recorded stock-based compensation expense of $15 million and $30 million during the three and six months ended June 30, 2017, respectively, and $22 million and $36 million during the three and six months ended June 30, 2016, respectively, related to incentive equity awards granted to key employees and senior officers. The Company also recorded stock-based compensation expense for non-employee directors of less than $1 million during the three months ended June 30, 2017 and 2016 and $1 million during the six months ended June 30, 2017 and 2016. Additionally, $1 million of stock-based compensation expense was recorded within restructuring expense during the six months ended June 30, 2017.

The Company paid $34 million of taxes for the net share settlement of incentive equity awards during the six months ended June 30, 2017 and 2016. Such amounts are included within financing activities on the Condensed Consolidated Statements of Cash Flows.

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

	Three Months Ended June 30,
	2017			2016
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$345	(b)	$106	$334	(d)	$101
Destination Network	405	(c)	89	384	(c)	85
Vacation Ownership	750		47	705		187
Total Reportable Segments	1,500		242	1,423		373
Corporate and Other (a)	(21)		(28)	(20)		(33)
Total Company	$1,479		$214	$1,403		$340

Reconciliation of Net income to EBITDA

				Three Months Ended June 30,
				2017		2016
Net income				$78		$156
Provision for income taxes				33		89
Depreciation and amortization				66		63
Interest expense				39		34
Interest income				(2)		(2)
EBITDA				$214		$340

(a)	Includes the elimination of transactions between segments.

(b)
Includes $18 million of intersegment revenues comprised of (i) $15 million of licensing fees for use of the Wyndham trade name and (ii) $3 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)
Includes $3 million and $2 million of intersegment revenues during the three months ended June 30, 2017 and 2016, primarily comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $17 million of intersegment revenues comprised of (i) $15 million of licensing fees for use of the Wyndham trade name, (ii) $1 million of other fees primarily associated with the Wyndham Rewards program and (iii) $1 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

	Six Months Ended June 30,
	2017			2016
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$643	(b)	$191	$629	(d)	$185
Destination Network	797	(c)	191	768	(c)	166
Vacation Ownership	1,399		166	1,345		323
Total Reportable Segments	2,839		548	2,742		674
Corporate and Other (a)	(41)		(68)	(36)		(67)
Total Company	$2,798		$480	$2,706		$607

Reconciliation of Net income to EBITDA

				Six Months Ended June 30,
				2017		2016
Net income				$219		$251
Provision for income taxes				64		156
Depreciation and amortization				128		125
Interest expense				73		68
Early extinguishment of debt				—		11
Interest income				(4)		(4)
EBITDA				$480		$607

(a)	Includes the elimination of transactions between segments.

(b)
Includes $35 million of intersegment revenues comprised of (i) $28 million of licensing fees for use of the Wyndham trade name and (ii) $7 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)
Includes $6 million and $4 million of intersegment revenues during the six months ended June 30, 2017 and 2016, respectively, primarily comprised of call center operations and support services provided to the Company’s Hotel Group segment.

(d)
Includes $34 million of intersegment revenues comprised of (i) $28 million of licensing fees for use of the Wyndham trade name, (ii) $4 million of other fees primarily associated with the Wyndham Rewards program and (iii) $2 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

15.	Asset Impairments and Other Charges
Asset Impairments

During May 2017, the Company’s new leadership at its vacation ownership business performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with such review, the Company updated its current and long-term development plan to focus on (i) selling existing finished inventory and (ii) procuring inventory from efficient sources such as just-in-time inventory in new markets and reclaiming inventory from owners’ associations or owners. As a result, the Company’s management performed a review of its land held for vacation ownership interests (“VOI”) development. Such review consisted of an assessment on 19 locations to determine its plan for future VOI development at those sites. As a result of this assessment, the Company concluded that no future development would occur at 17 locations, of which 16 were deemed to be impaired.

The Company performed a fair value assessment on the land held for VOI development which resulted in a $121 million non-cash impairment charge during the second quarter of 2017. In addition, the Company also recorded a $14 million non-cash impairment charge relating to the write-off of construction in process costs at 6 of the 16 impaired locations. As a result, the Company reported a total non-cash impairment charge of $135 million, which is included within asset impairments and other charges on the Condensed Consolidated Statements of Income.

In conjunction with this review and impairment, in May 2017, the Company sold 3 of the 17 locations, as well as non-core revenue generating assets to a former executive of the Company for $2 million of cash consideration which resulted in a $7 million loss. The Company also has an agreement with the former executive to sell an additional 2 of the 17 locations for $2 million resulting in a $13 million non-cash impairment charge. Such transaction is to be completed no later than December 31, 2017. The $7 million loss and $13 million non-cash impairment charge on the expected sale were included within the total non-cash impairment charge of $135 million.

The Company had $19 million of land classified as assets held for sale as of June 30, 2017 which was included within other current assets on the Company’s Consolidated Condensed Balance Sheet. The fair value of the land held for sale was determined by reviewing prices of comparable assets which were recently sold and by actual purchase and sale agreements for the assets to be sold which represents level 3 fair value measurements. The land held for sale locations are currently being actively marketed at estimated fair value and are expected to be sold within a year. The Company has entered into a three year agreement with the former executive whereby such executive may assist the Company in selling the land held for sale. As part of such agreement, the former executive will be entitled to receive brokerage commissions upon the sale of land classified as assets held for sale.

During the six months ended June 30, 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is recorded within asset impairments on the Condensed Consolidated Statement of Income.

Other Charges

During the six months ended June 30, 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Condensed Consolidated Statement of Income.

16.	Restructuring
2017 Restructuring Plans

During the first quarter of 2017, the Company recorded $7 million of restructuring charges, all of which were personnel-related and consisted of (i) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (ii) $1 million at its Hotel Group segment which primarily focused on realigning its brand operations. During the six months ended June 30, 2017, the Company reduced its liability by $5 million, of which $4 million was in cash payments and $1 million was through the issuance of Wyndham stock. The remaining liability of $2 million, as of June 30, 2017, is expected to be paid by the end of 2017.

2016 Restructuring Plans

During 2016, the Company recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. In 2016, the Company subsequently reversed $1 million of previously recorded personnel-related costs and reduced its liability with $5 million of cash payments. During the six months ended June 30, 2017, the Company reduced its liability with $5 million of cash payments. The remaining liability of $3 million, as of June 30, 2017, is primarily related to leased facilities, and is expected to be paid by the end of 2019.

The Company has additional restructuring plans which were implemented prior to 2016. The remaining liability of $1 million as of June 30, 2017, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of	Costs		Cash			Liability as of
	December 31, 2016	Recognized		Payments	Other		June 30, 2017
Personnel-related	$6	$7	(a)	$(9)	$(1)	(b)	$3
Facility-related	3	—		—	—		3
	$9	$7		$(9)	$(1)		$6

(a)	Represents severance costs resulting from a reduction of 80 employees.

(b)	Represents the issuance of Wyndham stock.

17.	Separation Adjustments and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Separation was $23 million as of both June 30, 2017 and December 31, 2016. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Separation in accordance with the guidance for guarantees and recorded as liabilities on the Condensed Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As a result of the sale of Realogy on April 10, 2007, Realogy was required to post a letter of credit in an amount acceptable to the Company and Avis Budget Group (formerly known as Cendant) to satisfy its obligations for the Cendant legacy contingent liabilities. As of June 30, 2017, the letter of credit was $53 million.

As of June 30, 2017, the Separation related liabilities of $23 million is comprised of $20 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of June 30, 2017, $10 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had $23 million of Separation related liabilities of which $10 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both June 30, 2017 and December 31, 2016, which were included within other current assets on the Condensed Consolidated Balance Sheets.

18.	Subsequent Event
AmericInn Acquisition
On July 18, 2017, the Company announced its plan to acquire the AmericInn hotel brand and its management company, Three Rivers Hospitality, from Northcott Hospitality for $170 million. AmericInn’s portfolio consists of 200 primarily franchised hotels predominately in the Midwestern United States. The Company intends to explore options to divest the owned portfolio, which consists of 10 hotels. The transaction is subject to regulatory and government approval and the satisfaction of customary closing conditions.

Spin-Off Transaction
On August 2, 2017, the Company announced plans to spin-off its hotel business thus creating two separate, publicly traded companies. As a result of the proposed transaction, Wyndham Hotel Group, with headquarters in Parsippany, NJ, will be a new, publicly traded pure-play hotel franchise company with a portfolio of renowned brands. Wyndham Vacation Ownership, with headquarters in Orlando, Florida, will be the largest publicly traded timeshare company and will include Wyndham Destination Network, home to RCI, the world’s largest timeshare exchange company. The Company will also explore strategic alternatives for its European rental brands.

The transaction, which is expected to be tax-free to Wyndham Worldwide and its shareholders, will be effected through a pro-rata distribution of the new hotel entity’s stock to existing Wyndham Worldwide shareholders. Wyndham Worldwide expects the transaction to be completed in the first half of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Worldwide to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, the impact of war, terrorist activity or political strife, operating risks associated with the hotel, vacation exchange and rentals and vacation ownership businesses, uncertainties that may delay or negatively impact the spin-off or cause the spin-off to not occur at all, uncertainties related to the post-spin companies’ ability to realize the anticipated benefits of the spin-off, uncertainties related to our ability to successfully complete the spin-off on a tax-free basis within the expected time frame or at all, unanticipated developments that delay or otherwise negatively affect the spin-off, uncertainties related to our ability to obtain financing for the two companies or the terms of such financing, unanticipated developments related to the impact of the spin-off on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the proposed spin-off, the potential impact of the spin-off and related transactions on our credit rating, uncertainties relating to our exploration of strategic alternatives for our European rentals brands and the outcome and timing of that process, and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

On August 2, 2017, we announced plans to spin-off our hotel business and thus create two separate, publicly traded companies. As a result of the proposed transaction, Wyndham Hotel Group, will be a new, publicly traded pure-play hotel franchise company.

Upon completion of the proposed spin-off, Wyndham Worldwide’s remaining business segments will consist of its Wyndham Vacation Ownership and Wyndham Destination Network segments, which will include the RCI exchange business. As part of the proposed spin-off, we will also explore strategic alternatives for our European rental brands. Wyndham Worldwide expects the transaction to be completed in the first half of 2018.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2017 and 2016. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2017	2016	% Change
Hotel Group(a)
Number of rooms (b)	705,700	683,300	3.3
RevPAR (c)	$39.43	$39.10	0.8
Destination Network
Average number of members (in 000s) (d)	3,791	3,857	(1.7)
Exchange revenue per member (e)	$168.27	$164.61	2.2
Vacation rental transactions (in 000s) (a) (f)	461	409	12.7
Average net price per vacation rental (a) (g)	$476.72	$492.83	(3.3)
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$563,000	$518,000	8.7
Tours (in 000s) (j)	235	213	10.3
Volume Per Guest (“VPG”) (k)	$2,302	$2,328	(1.1)

(a)	Includes the impact from acquisitions from the acquisition dates forward. Therefore, such operating statistics for 2017 are not presented on a comparable basis to the 2016 operating statistics.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(h)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended June 30 (in millions):

	2017	2016
Gross VOI sales	$563	$518
Less: WAAM Fee-for-Service sales (1)	(5)	(20)
Gross VOI sales, net of WAAM Fee-for-Service sales	558	498
Less: Loan loss provision	(110)	(90)
Vacation ownership interest sales (2)	$448	$409

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $4 million and $16 million for the three months ended June 30, 2017 and 2016, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $22 million during both the three months ended June 30, 2017 and 2016. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED JUNE 30, 2017 VS. THREE MONTHS ENDED JUNE 30, 2016
Our consolidated results are as follows:

	Three Months Ended June 30,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$1,479	$1,403	$76
Expenses	1,334	1,132	(202)
Operating income	145	271	(126)
Other (income)/expense, net	(3)	(6)	(3)
Interest expense	39	34	(5)
Interest income	(2)	(2)	—
Income before income taxes	111	245	(134)
Provision for income taxes	33	89	56
Net income	$78	$156	$(78)

Net revenues increased $76 million (5.4%) for the three months ended June 30, 2017 compared with the same period last year. Foreign currency translation unfavorably impacted net revenues by $10 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•
$45 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales, property management fees and consumer financing revenues, partially offset by a decrease in commission revenues resulting from lower WAAM Fee-for-Service VOI sales;

•	$18 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from an increase in rental transaction volume;

•	$14 million of incremental revenues resulting from acquisitions primarily at our destination network business; and

•
$9 million of higher revenues (excluding intersegment revenues) at our hotel group business primarily from an increase in ancillary services and royalty, marketing and reservation (inclusive of Wyndham Rewards) revenues.

Expenses increased $202 million (17.8%) for the three months ended June 30, 2017 compared with the same period last year. Foreign currency favorably impacted expenses by $7 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	$135 million of a non-cash impairment charge primarily related to the write-down of undeveloped VOI land resulting from our decision to no longer pursue future development at certain locations;

•	$58 million of higher expenses from operations primarily related to the revenue increases;

•	$13 million of incremental expenses related to acquisitions primarily at our destination network business; and

•	a $3 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months.

Other income, net decreased $3 million for the three months ended June 30, 2017 compared with the same period last year primarily from the absence of a business interruption claim received at our vacation ownership business related to the 2010 Gulf of Mexico oil spill.

Interest expense increased $5 million for the three months ended June 30, 2017 compared with the same period last year due to the impact from the issuance of $700 million of senior unsecured notes during March 2017, partially offset by the repayment of our $300 million 2.95% senior unsecured notes during March 2017.

Our effective tax rates were 29.7% and 36.3% during the three months ended June 30, 2017 and 2016, respectively. The decrease was principally due to (i) the impact of non-cash impairment charges primarily related to the write-down of undeveloped VOI land, (ii) a tax benefit recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, and (iii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017.

As a result of these items, net income decreased $78 million (50.0%) as compared with second quarter of 2016.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2017 compared to June 30, 2016:

	Net Revenues			EBITDA
	2017	2016	% Change	2017		2016		% Change
Hotel Group	$345	$334	3.3	$106		$101		5.0
Destination Network	405	384	5.5	89		85		4.7
Vacation Ownership	750	705	6.4	47	(b)	187		(74.9)
Total Reportable Segments	1,500	1,423	5.4	242		373		(35.1)
Corporate and Other (a)	(21)	(20)	(5.0)	(28)	(c)	(33)	(c)	15.2
Total Company	$1,479	$1,403	5.4	$214		$340		(37.1)

Reconciliation of Net income to EBITDA

				2017		2016
Net income				$78		$156
Provision for income taxes				33		89
Depreciation and amortization				66		63
Interest expense				39		34
Interest income				(2)		(2)
EBITDA				$214		$340

(a)	Includes the elimination of transactions between segments.

(b)
Includes $135 million of non-cash impairment charges primarily related to the write-down of undeveloped VOI land resulting from our decision to no longer pursue future development at certain locations.

(c)	Includes $28 million and $33 million of corporate costs during the three months ended June 30, 2017 and 2016, respectively.

Hotel Group

Net revenues and EBITDA increased $11 million (3.3%) and $5 million (5.0%), respectively, during the three months ended June 30, 2017 compared with the same period during 2016.
Royalty revenues increased $3 million and marketing, reservation and Wyndham Rewards revenues increased $3 million. The increase in royalties was the result of a 3.3% increase in global system size and a 0.8% increase in global RevPAR. The growth in global RevPAR was primarily due to a 3.4% increase in domestic RevPAR, partially offset by a 2.3% decline in international RevPAR. The growth in domestic RevPAR was primarily the result of a 1.9% increase in average daily rates. The decrease in international RevPAR was principally the result of unfavorable currency translation.
Revenues and EBITDA related to ancillary and other services increased $5 million and $4 million, respectively, primarily due to growth in our co-branded credit card program. In addition, other franchise fees contributed $1 million of incremental revenues and EBITDA primarily due to higher termination fees received.
Both revenues and EBITDA from our owned hotels increased $1 million primarily due to higher RevPAR at our Rio Mar property. Reimbursable revenues from managed properties declined $2 million as a result of property terminations.
EBITDA also reflects a $6 million unfavorable impact primarily associated with acquisition expenses and higher employee-related and legal costs.

As of June 30, 2017, we had approximately 8,140 properties and approximately 705,700 rooms in our system. Additionally, our hotel development pipeline included 1,226 hotels and over 150,800 rooms, of which 57% were international and 67% were new construction.

Destination Network

Net revenues and EBITDA increased $21 million (5.5%) and $4 million (4.7%), respectively, during the three months ended June 30, 2017 compared with the same period during 2016. Foreign currency translation unfavorably impacted net revenues and EBITDA by $10 million and $1 million, respectively.

Our acquisitions of vacation rentals brands contributed $12 million of incremental revenues (inclusive of $3 million of ancillary revenues) and $1 million of incremental EBITDA during the second quarter of 2017.

Net revenues generated from rental transactions and related services increased $18 million. Excluding $9 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $9 million, net revenues generated from rental transactions and related services increased $18 million principally due to a 7.8% increase in rental transaction volume and a 0.9% increase in average net price per vacation rental. The increase in volume was driven by growth across all of our rental brands, most significantly at our Netherlands-based Landal GreenParks brand, our U.K.-based Hoseasons brand and our Denmark-based Novasol brand. The increase in average net price per vacation rental was a result of increases at a majority of our brands, partially offset by the mix impact from higher growth in our more moderate product offerings.

Exchange and related service revenues were flat. Excluding an unfavorable foreign currency translation impact of $1 million, exchange and related service revenues increased $1 million as a 2.4% increase in exchange revenue per member was partially offset by a 1.7% decline in the average number of members. The increase in exchange revenue per member resulted from an increase in other exchange related products revenues and higher pricing for exchange membership and other transaction related fees in North America. The decline in average number of members principally resulted from membership declines in North America and Europe.

In addition, EBITDA was unfavorably impacted by:

•	$14 million of higher costs associated with rental transaction volume growth;

•	$3 million of higher employee-related expenses; and

•	$2 million of higher property recruitment costs to drive growth in our vacation rental portfolio.

Such increased costs were partially offset by (i) a $3 million benefit from a reserve reversal for value-added taxes resulting from a favorable settlement during the second quarter of 2017 and (ii) $3 million of lower legal fees.

Vacation Ownership

Net revenues increased $45 million (6.4%) and EBITDA decreased $140 million (74.9%) during the three months ended June 30, 2017 compared with the same period of 2016. EBITDA was unfavorably impacted by $135 million of non-cash asset impairments resulting from the write-down of VOI land held for development in connection with a review and modification of the business’ future inventory development plans.

Net VOI revenues increased $39 million compared to the same period last year. Such increase was primarily due to a $60 million increase in gross VOI sales, net of WAAM Fee-for-Service sales which were partially offset by a $20 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of organized activity by third-parties encouraging customers to default on their timeshare loans.

Gross VOI sales increased $45 million (8.7%) compared to the same period last year primarily due to a 10.3% increase in tours partially offset by a 1.1% decrease in VPG. The increase in tours was primarily attributable to our continued focus on new owner generation. The decrease in VPG was primarily the result of product sales mix.

Commission revenues and EBITDA decreased $12 million and $4 million, respectively, compared to the prior year resulting from lower WAAM Fee-for-Service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory.

Consumer financing revenues and EBITDA each increased $6 million compared to the same period last year. Such increases were due to a higher weighted average interest rate earned on a larger average portfolio balance. Interest expense remained flat as an increase in the average securitized debt balance was offset by a slight decrease in the weighted average interest rate on our securitized debt. As a result, our net interest income margin increased to 83.7% compared with 82.7% during 2016.

Property management revenues increased $14 million compared to the prior year primarily due to higher reimbursable revenues. EBITDA increased $1 million primarily from higher management fees.

In addition, EBITDA was unfavorably impacted by:

•	a $13 million increase in marketing costs due to our continued focus on new owner generation which yields a higher cost per tour;

•	$10 million of higher sales and commission expenses primarily due to $60 million of higher gross VOI sales, net of WAAM Fee-for-Service;

•
a $7 million increase in the cost of VOIs sold primarily due to higher sales volume partially offset by the favorable impact on estimated inventory recoveries from the increase in the provision for loan losses;

•	$6 million of higher legal settlement expenses;

•	$5 million of higher maintenance fees on unsold inventory; and

•	the absence of a $4 million business interruption claim received during 2016 related to the 2010 Gulf of Mexico oil spill.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $1 million during the three months ended June 30, 2017 compared to 2016.

Corporate expenses decreased $5 million primarily due to lower employee-related costs, partially offset by higher project-related consulting and professional fees.

SIX MONTHS ENDED JUNE 30, 2017 VS. SIX MONTHS ENDED JUNE 30, 2016
Our consolidated results are as follows:

	Six Months Ended June 30,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$2,798	$2,706	$92
Expenses	2,450	2,240	(210)
Operating income	348	466	(118)
Other (income)/expense, net	(4)	(16)	(12)
Interest expense	73	68	(5)
Early extinguishment of debt	—	11	11
Interest income	(4)	(4)	—
Income before income taxes	283	407	(124)
Provision for income taxes	64	156	92
Net income	$219	$251	$(32)

Net revenues increased $92 million (3.4%) for the six months ended June 30, 2017 compared with the same period last year. Foreign currency translation unfavorably impacted net revenues by $17 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•
$52 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales, property management and consumer financing revenues, partially offset by a decrease in commission revenues resulting from lower WAAM Fee-for-Service VOI sales;

•	$28 million of incremental revenues resulting from acquisitions primarily at our destination network business;

•	$19 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from an increase in rental transaction volume; and

•	$11 million of higher revenues (excluding intersegment revenues) at our hotel group business primarily from an increase in ancillary services and royalty revenues.

Expenses increased $210 million (9.4%) for the six months ended June 30, 2017 compared with the same period last year. Foreign currency favorably impacted expenses by $13 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	$140 million of non-cash impairment charges primarily related to the write-down of undeveloped VOI land resulting from our decision to no longer pursue future development at certain locations;

•	$75 million of higher expenses from operations primarily related to the revenue increases;

•	$25 million of incremental expenses related to acquisitions primarily at our destination network business; and

•	$7 million of higher restructuring costs primarily at our corporate operations.

Such increases in expenses were partially offset by the absence of a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate during the first quarter of 2016.

Other income, net decreased $12 million for the six months ended June 30, 2017 compared with the same period last year primarily from the absence of business interruption claims received principally at our vacation ownership business.

Interest expense increased $5 million for the six months ended June 30, 2017 compared with the same period last year due to the impact from the issuance of $700 million of senior unsecured notes during March 2017, partially offset by the repayment of our $300 million 2.95% senior unsecured notes during March 2017.

During 2016, we incurred $11 million of expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rates were 22.6% and 38.3% during the six months ended June 30, 2017 and 2016, respectively. The decrease was principally due to (i) a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations, (ii) the impact of non-cash impairment charges primarily related to the write-down of undeveloped VOI land, and (iii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017.

As a result of these items, net income decreased $32 million (12.7%) as compared with six months ended June 30, 2016.

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2017 compared to June 30, 2016:

	Net Revenues			EBITDA
	2017	2016	% Change	2017		2016		% Change
Hotel Group	$643	$629	2.2	$191	(b)	$185		3.2
Destination Network	797	768	3.8	191		166	(e)	15.1
Vacation Ownership	1,399	1,345	4.0	166	(c)	323		(48.6)
Total Reportable Segments	2,839	2,742	3.5	548		674		(18.7)
Corporate and Other (a)	(41)	(36)	(13.9)	(68)	(d)	(67)	(f)	(1.5)
Total Company	$2,798	$2,706	3.4	$480		$607		(20.9)

Reconciliation of Net income to EBITDA

				2017		2016
Net income				$219		$251
Provision for income taxes				64		156
Depreciation and amortization				128		125
Interest expense				73		68
Early extinguishment of debt				—		11
Interest income				(4)		(4)
EBITDA				$480		$607

(a)	Includes the elimination of transactions between segments.

(b)	Includes $1 million of restructuring costs primarily focused on realigning its brand operations.

(c)
Includes $135 million of non-cash impairment charges primarily related to the write-down of undeveloped VOI land resulting from our decision to no longer pursue future development at certain locations and a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative.

(d)
Includes $6 million of restructuring costs focused on rationalizing its sourcing function and outsourcing certain information technology functions. Excluding restructuring costs, corporate costs were $62 million during the six months ended June 30, 2017.

(e)	Includes a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela.

(f)	Includes $66 million of corporate costs and $1 million of a net expense related to the resolution of and adjustment to certain contingent liabilities and assets resulting from our separation.

Hotel Group

Net revenues and EBITDA increased $14 million (2.2%) and $6 million (3.2%), respectively, during the six months ended June 30, 2017 compared with the same period during 2016.
Royalty revenues increased $5 million and marketing, reservation and Wyndham Rewards revenues increased $1 million . The increase in royalties was the result of a 3.3% increase in global system size and a 0.7% increase in global RevPAR. The growth in global RevPAR was primarily due to a 2.8% increase in domestic RevPAR, partially offset by a 1.8% decline in international RevPAR. The growth in domestic RevPAR was primarily the result of a 1.8% increase in average daily rates. The decrease in international RevPAR was principally the result of unfavorable currency translation and a 3.6% decrease in average daily rates.
Revenues and EBITDA related to ancillary and other services increased $10 million and $8 million, respectively, primarily due to growth in our co-branded credit card program. Revenues and EBITDA from other franchise fees increased $4 million and $2 million, respectively, primarily due to higher termination fees received and higher franchise fees on property openings and transfers.

Revenues and EBITDA from our owned hotels decreased $3 million and $2 million, respectively, primarily due to lower RevPAR at our Rio Mar property, which we believe was the result of concerns over the Zika virus which intensified during the second quarter of 2016. Reimbursable revenues from managed properties declined $3 million as a result of property terminations.

EBITDA also reflects an $8 million unfavorable impact primarily associated with acquisition expenses and higher employee-related and legal costs.

Destination Network

Net revenues and EBITDA increased $29 million (3.8%) and $25 million (15.1%), respectively, during the six months ended June 30, 2017 compared with the same period during 2016. Foreign currency translation unfavorably impacted net revenues and EBITDA by $18 million and $1 million, respectively. EBITDA also reflected the absence of a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands contributed $26 million of incremental revenues (inclusive of $8 million of ancillary revenues) and $3 million of incremental EBITDA during the six months ended June 30, 2017.

Net revenues generated from rental transactions and related services increased $19 million. Excluding $18 million of incremental vacation rental revenues from acquisitions and an unfavorable foreign currency translation impact of $18 million, net revenues generated from rental transactions and related services increased $19 million principally due to a 5.0% increase in rental transaction volume driven by growth across our U.K.-based Hoseasons brand, our Netherlands-based Landal GreenParks brand and our Denmark-based Novasol brand. Average net price per vacation rental remained flat as increases in our Wyndham Vacation Rentals North America, Landal GreenParks and Novasol brands were offset by the mix impact from higher growth in our more moderate product offerings.

Exchange and related service revenues increased $2 million as a 1.7% increase in exchange revenue per member was partially offset by a 1.2% decline in the average number of members. The increase in exchange revenue per member resulted from an increase in (i) other exchange-related products revenues and (ii) higher pricing for exchange membership and other transaction related fees in North America, partially offset by the impact of growth in club memberships in North America where there is a lower propensity to transact. The decline in average number of members principally resulted from membership declines in North America and Europe. Foreign currency translation had no impact on exchange and related service revenues.

In addition, EBITDA was unfavorably impacted by:

•	$15 million of higher costs associated with rental transaction volume growth;

•	$4 million of higher employee-related expenses;

•	$3 million of higher property recruitment costs to drive growth in our vacation rental portfolio; and

•	the absence of $3 million of proceeds received during the first quarter of 2016 for business disruption claims received related to the Gulf of Mexico oil spill during 2010.

Such amounts were partially offset by (i) $5 million of lower legal fees and (ii) a $3 million benefit from a reserve reversal for value-added taxes resulting from a favorable settlement during the second quarter of 2017.

Vacation Ownership

Net revenues increased $54 million (4.0%) and EBITDA decreased $157 million (48.6%) during the six months ended June 30, 2017 compared with the same period of 2016. Foreign currency translation favorably impacted net revenues by $2 million and had no impact on EBITDA. In addition, EBITDA was unfavorably impacted by $140 million of non-cash impairment charges primarily related to the write-down of undeveloped VOI land resulting from our decision to no longer pursue future development at certain locations.

Net VOI revenues increased $48 million compared to the same period last year. Excluding a favorable foreign currency translation impact of $2 million, net VOI revenues increased $46 million. Such increase was primarily due to an $88 million increase in gross VOI sales, net of WAAM Fee-for-Service sales, which were partially offset by a $42 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of organized activity by third-parties encouraging customers to default on their timeshare loans.

Excluding foreign exchange currency translation, Gross VOI sales increased $54 million (5.7%) compared to the same period last year primarily due to (i) a 4.8% increase in tours which is primarily attributable to our continued focus on new owner generation and (ii) a 1.5% increase in VPG primarily due to a higher average transaction size.

Commission revenues and EBITDA decreased $26 million and $6 million, respectively, compared to the prior year resulting from lower WAAM Fee-for-Service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory.

Consumer financing revenues and EBITDA increased $9 million and $8 million, respectively, compared to the same period last year. Such increases were due to a higher weighted average interest rate earned on a larger average portfolio balance. Interest expense increased $1 million primarily due to a higher securitized debt balance. The weighted average interest rate on our securitized debt was unchanged from the prior year. As a result, our net interest income margin increased to 83.6 % compared to 83.1% during 2016.

Property management revenues increased $25 million compared to the prior year primarily due to higher reimbursable revenues. EBITDA increased $5 million as a result of higher management fees.

In addition, EBITDA was unfavorably impacted by:

•	a $17 million increase in marketing costs due to our continued focus on new owner generation which yields a higher cost per tour;

•	$15 million of higher sales and commission expenses primarily due to higher gross VOI sales, net of WAAM Fee-for-Service;

•	$9 million of higher legal settlement expenses;

•	$9 million of higher maintenance fees on unsold inventory;

•	the absence of $9 million received during 2016 related to the settlement of several business interruption claims;

•
a $6 million increase in the cost of VOIs sold primarily resulting from higher sales volume, partially offset by the favorable impact on estimated inventory recoveries from the increase in the provision for loan losses; and

•	a $5 million increase in general and administrative expenses primarily due to higher employee-related costs.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $5 million during the six months ended June 30, 2017 compared to 2016.

Corporate expenses increased $1 million primarily due to higher restructuring costs, partially offset by lower employee-related costs.

RESTRUCTURING PLANS

During the first quarter of 2017, we recorded $7 million of restructuring charges, all of which were personnel-related and consisted of (i) $6 million at our corporate operations, which focused on rationalizing our sourcing function and outsourcing a portion of our information technology functions and (ii) $1 million at our Hotel Group segment, which focused on realigning our brand operations. During the six months ended June 30, 2017, we reduced our liability by $5 million, of which $4 million was in cash payments and $1 million was through the issuance of Wyndham stock. The remaining liability of $2 million, as of

June 30, 2017, is expected to be paid primarily by the end of 2017. We anticipate annual net savings from such initiatives to be approximately $11 million.
During 2016, we recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities including the closure of four vacation ownership sales offices. In connection with these initiatives, we initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. In 2016, we subsequently reversed $1 million of previously recorded personnel-related costs and reduced our liability with $5 million of cash payments. During the six months ended June 30, 2017, we reduced our liability with $5 million of cash payments. The remaining liability of $3 million, as of June 30, 2017, is primarily related to leased facilities and is expected to be paid by the end of 2019.

We have additional restructuring plans which were implemented prior to 2016. The remaining liability of $1 million as of June 30, 2017, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2017	December 31, 2016	Change
Total assets	$10,348	$9,819	$529
Total liabilities	9,756	9,101	655
Total equity	592	718	(126)

Total assets increased $529 million from December 31, 2016 to June 30, 2017 primarily due to:

•	a $230 million increase in cash and cash equivalents primarily due to seasonality in our vacation rentals businesses; and

•
a $190 million increase in other current assets primarily due to (i) a higher income tax receivable resulting from a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations and (ii) increased escrow deposits and deferred costs primarily related to the seasonality of advanced vacation rental bookings at our destination network business.

Total liabilities increased $655 million from December 31, 2016 to June 30, 2017 primarily due to:

•	a $337 million increase in long term debt;

•	a $201 million increase in accounts payable primarily due to higher homeowner liabilities resulting from the seasonality of vacation rental bookings at our destination network business; and

•	a $121 million increase in deferred income primarily resulting from the seasonality of advanced vacation rental bookings at our destination network business.

Such increases in liabilities were partially offset by an $89 million reduction in securitized debt.

Total equity decreased $126 million from December 31, 2016 to June 30, 2017 primarily due to $300 million of stock repurchases and $119 million of dividends, partially offset by $219 million of net income and $75 million of foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as issuance of long-term unsecured debt. In addition, certain funding requirements of our vacation ownership business are met through the utilization of our bank conduit facility to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facility, our bank conduit facility and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing needs.

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of June 30, 2017, we had $1.1 billion of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity under our revolving credit facility.

During the second quarter 2017, we maintained U.S. and European commercial paper programs under which we could have issued unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of June 30, 2017, we had $355 million of outstanding commercial paper borrowings, all under the U.S. program.

As a result of the proposed spin-off of the Hotel business, we ceased the issuance of commercial paper and have made the decision to suspend the issuance of securitized debt and are exploring alternative receivable financing options. As of June 30, 2017, we had $246 million of availability under our asset-backed bank conduit facility and an additional $1.1 billion of availability under our revolving credit facility to support our financing needs.

Our $14 million 5.75% senior unsecured notes, with a carrying value of $14 million, are due in February 2018 and our $450 million 2.50% senior unsecured notes, with a carrying value of $449 million are due in March 2018. Our intent is to refinance such notes with available capacity under our revolving credit facility.

Our two-year securitized vacation ownership bank conduit facility, which expires in August 2018, has a total capacity of $650 million and available capacity of $246 million as of June 30, 2017. As part of proposed spin-off transition process, we will explore alternative receivable financing options until such time that the spin-off is finalized.

On a long term basis, our financing needs will be supported by cash generated from operations, borrowings under our revolving credit facility as well as issuance of long-term unsecured debt. In addition, certain funding requirements of our vacation ownership business will be met through the utilization of various receivable financing options.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
Cash provided by/(used in)
Operating activities	$663	$706	$(43)
Investing activities	(133)	(140)	7
Financing activities	(309)	(251)	(58)
Effects of changes in exchange rates on cash and cash equivalents	9	(8)	17
Net change in cash and cash equivalents	$230	$307	$(77)

Operating Activities

Net cash provided by operating activities decreased $43 million compared to 2016. Such decline reflects a $151 million increase in cash utilized for working capital (net change in assets and liabilities) primarily due to (i) the timing of income tax payments, (ii) an increase in vacation ownership contract receivables resulting from higher originations and (iii) increased spending on vacation ownership development projects. Net income adjusted for the impact of the non-cash asset impairments, contributed $108 million to cash provided by operating activities.

Investing Activities

Net cash used in investing activities decreased $7 million compared to the prior year, primarily due to higher proceeds from asset sales and lower property and equipment expenditures, partially offset by higher escrow restricted cash at our destination network business.

Financing Activities

Net cash used in financing activities increased $58 million primarily due to:

•	$37 million of higher net payments in connection with vacation ownership inventory arrangements;

•	$16 million of lower net borrowings on securitized vacation ownership debt;

•	$10 million of higher dividend payments to shareholders; and

•	$5 million of lower proceeds on non-securitized debt.

Such increases were partially offset by $21 million of lower share repurchases.

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

During the six months ended June 30, 2017, we spent $128 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2017, we anticipate spending $230 million to $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five year period 2017 through 2021 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $82 million on capital expenditures during the six months ended June 30, 2017, primarily on information technology enhancement projects and renovations of central facilities and chalets at our Landal GreenParks business.

During the third quarter, we signed an agreement to acquire the AmericInn hotel brand and its management company, Three Rivers Hospitality, from Northcott Hospitality for $170 million. Additionally, our destination network business has entered into agreements to acquire two companies for approximately $50 million. We expect to close and fund such acquisitions during the third and fourth quarters, subject to regulatory and government approval and the satisfaction of customary closing conditions.

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

Under our current stock repurchase program, we repurchased 3.4 million shares at an average price of $87.75 for a cost of $300 million during the six months ended June 30, 2017. From August 20, 2007 through June 30, 2017, we repurchased 91.5 million shares at an average price of $50.66 for a cost of $4.6 billion.

As of June 30, 2017, we have repurchased under our current and prior stock repurchase programs, a total of 117 million shares at an average price of $46.71 for a cost of $5.4 billion since our separation from Cendant (“Separation”).

During the period July 1, 2017 through August 1, 2017, we repurchased an additional 0.5 million shares at an average price of $102.52 for a cost of $50 million. We currently have $390 million of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31, and June 30, 2017, we paid cash dividends of $0.58 per share ($125 million in aggregate). During each of the quarterly periods ended March 31, and June 30, 2016, and we paid cash dividends of $0.50 per share ($115 million in aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2017, our consolidated interest coverage ratio was 10.4 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2017, our consolidated leverage ratio was 2.4 times. Covenants in the credit facility and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of June 30, 2017, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2017, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its receivables through (i) an asset-backed bank conduit facility and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us.

We believe that our bank conduit facility, with a term through August 2018 and capacity of $650 million, combined with our ability to access our revolving credit facility, should provide sufficient liquidity for our expected sales pace of VOIs. As of June 30, 2017, we had $246 million of availability under our asset-backed bank conduit facility and an additional $1.1 billion of availability under our revolving credit facility to support our financing needs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $526 million outstanding as of June 30, 2017. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

The security ratings and outlook noted above do not reflect any changes or updates that could occur as a result of the proposed spin-off transaction.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of June 30, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $63 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/17- 6/30/18	7/1/18- 6/30/19	7/1/19- 6/30/20	7/1/20- 6/30/21	7/1/21- 6/30/22	Thereafter	Total
Securitized debt (a)	$185	$259	$440	$187	$201	$780	$2,052
Long-term debt (b)	504	34	79	916	659	1,516	3,708
Interest on debt (c)	198	185	175	143	111	199	1,011
Operating leases	93	64	54	41	34	174	460
Purchase commitments (d)	213	114	46	37	32	36	478
Inventory sold subject to conditional repurchase (e)	106	101	37	47	59	—	350
Separation liabilities (f)	10	13	—	—	—	—	23
Total (g) (h)	$1,309	$770	$831	$1,371	$1,096	$2,705	$8,082

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

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

(d)
Includes (i) $162 million for information technology activities, (ii) $120 million relating to the development of vacation ownership properties of which, $86 million was included within total liabilities on the Condensed Consolidated Balance Sheet and (iii) $96 million for marketing related activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 5 – Inventory for further detail) of which, $144 million was included within total liabilities on the Condensed Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 17 – Separation Adjustments and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes a $44 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2017 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $3 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our commercial paper, term loan, senior unsecured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was approximately $1.5 billion at June 30, 2017. A 100 basis point change in the underlying interest rates would result in approximately a $15 million increase or decrease in our annual interest expense.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2017, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. The following should be read in conjunction with, and supplements and amends, the risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The planned spin-off of our hotel business that will result in two independent, publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On August 2, 2017, we announced our plan to spin-off our hotel business that will result in two independent, publicly-traded companies. Each of the businesses will operate as an independent, publicly-traded company. We expect the spin-off to be completed in the first half of 2018. The spin-off will be subject to final approval by our Board of Directors, effectiveness of a Form 10 Registration Statement filing with the U.S. Securities and Exchange Commission, execution of intercompany agreements, arrangements of financing facilities and other customary conditions. The transaction is intended to be tax-free for us and our shareholders for U.S. federal income tax purposes. We also announced our intention to explore strategic alternatives for our European rental brands.

There are numerous risks associated with the proposed spin-off, including, but not limited to, the risk that the proposed spin-off of the hotel business will not be consummated within the anticipated time period or at all, including as a result of regulatory, market or other factors; the risk of significant additional costs being incurred if the spin-off is delayed or does not occur at all; the risk of disruption to our business in connection with the proposed spin-off and that we could lose customers and/or business partners as a result of such disruption; the risk that the proposed spin-off will require significantly more time and attention from our senior management and employees than we currently anticipate, which could distract management and our employees from the operation of our business; the risk that we may find it more difficult to attract, retain and motivate employees during the pendency of the spin-off and following its completion; the risk that the companies resulting from the spin-off do not realize all of the expected benefits of the spin-off; the risk that, as smaller, independent companies, the companies resulting from the spin-off will be less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions as well as the risk of takeover by third parties; the risk that our credit rating will be impacted by the spin-off and related transactions; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; the risk that the two separate companies will be unable to obtain financing on satisfactory terms or at all; the risk that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of Wyndham Worldwide common stock had the spin-off not occurred; and the risk that we will not be able to successfully find or implement strategic alternatives for our European rental brands.

The potential negative impact of the events described above could have a material adverse effect on our business, financial condition, results of operations and prospects, whether we are constituted as two independent publicly-traded companies after the proposed spin-off is completed or as one company as currently constituted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 1-30, 2017	478,800	$88.13	478,800	$548,344,241
May 1-31, 2017	546,500	$96.73	546,500	$495,480,386
June 1-30, 2017	540,711	$101.72	540,711	$440,481,675
Total	1,566,011	$95.82	1,566,011	$440,481,675
(*) Includes 73,744 shares purchased for which the trade date occurred during June 2017 while settlement occurred during July 2017.
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
During the period July 1, 2017 through August 1, 2017, we repurchased an additional 0.5 million shares at an average price of $102.52. We currently have $390 million of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On July 31, 2017, we entered into Amendment No. 6 to Employment Agreement with Stephen P. Holmes, Chairman and Chief Executive Officer of Wyndham Worldwide Corporation. The amendment extends Mr. Holmes’ employment with us for a period of two years from the termination date under his current agreement of July 31, 2017 to July 31, 2019.

On August 2, 2017, we entered into Amendment No. 1 to Employment Agreement with Gail Mandel, Chief Executive Officer of Wyndham Destination Network. The amendment extends Ms. Mandel’s employment with us for a period of three years from the termination date under her current agreement of November 13, 2017 to November 13, 2020.

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

Date: August 3, 2017	By:	/s/ Thomas G. Conforti
Thomas G. Conforti
Chief Financial Officer

Date: August 3, 2017	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Termination and Release Agreement with Thomas Anderson, executed April 28, 2017
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report