Form 10-Q
period 2017-09-30
WYNDHAM WORLDWIDE CORP
filed 2017-10-25
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-32876
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
101,326,244 shares of common stock outstanding as of September 30, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 25, 2017

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues
Service and membership fees	$754	$735	$2,043	$2,001
Vacation ownership interest sales	467	441	1,265	1,191
Franchise fees	204	203	522	513
Consumer financing	119	112	343	327
Other	85	82	254	247
Net revenues	1,629	1,573	4,427	4,279
Expenses
Operating	713	679	1,968	1,915
Cost of vacation ownership interests	41	47	115	115
Consumer financing interest	17	19	54	55
Marketing and reservation	250	242	676	645
General and administrative	173	173	557	545
Separation and related costs	24	—	24	—
Asset impairments	—	—	140	—
Restructuring	8	14	15	14
Depreciation and amortization	69	63	197	187
Total expenses	1,295	1,237	3,746	3,476
Operating income	334	336	681	803
Other income, net	(19)	(3)	(24)	(19)
Interest expense	42	34	115	102
Early extinguishment of debt	—	—	—	11
Interest income	(2)	(2)	(6)	(6)
Income before income taxes	313	307	596	715
Provision for income taxes	110	110	173	267
Net income	203	197	423	448
Net income attributable to noncontrolling interest	—	(1)	(1)	(1)
Net income attributable to Wyndham shareholders	$203	$196	$422	$447
Earnings per share
Basic	$1.98	$1.79	$4.07	$4.03
Diluted	1.97	1.78	4.05	4.01

Cash dividends declared per share	$0.58	$0.50	$1.74	$1.50

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$203	$197	$423	$448
Other comprehensive income, net of tax
Foreign currency translation adjustments	31	11	105	19
Unrealized gains/(losses) on cash flow hedges	—	(1)	(1)	—
Defined benefit pension plans	—	—	—	(1)
Other comprehensive income, net of tax	31	10	104	18
Comprehensive income	234	207	527	466
Net income attributable to noncontrolling interest	—	(1)	(1)	(1)
Comprehensive income attributable to Wyndham shareholders	$234	$206	$526	$465

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$289	$185
Trade receivables, net	586	610
Vacation ownership contract receivables, net	257	262
Inventory	317	315
Prepaid expenses	161	144
Other current assets	429	296
Total current assets	2,039	1,812
Long-term vacation ownership contract receivables, net	2,607	2,515
Non-current inventory	1,016	1,035
Property and equipment, net	1,358	1,340
Goodwill	1,698	1,603
Trademarks, net	747	734
Franchise agreements and other intangibles, net	378	393
Other non-current assets	418	387
Total assets	$10,261	$9,819
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$192	$195
Current portion of long-term debt	42	34
Accounts payable	432	468
Deferred income	536	500
Accrued expenses and other current liabilities	919	835
Total current liabilities	2,121	2,032
Long-term securitized vacation ownership debt	1,809	1,946
Long-term debt	3,858	3,337
Deferred income taxes	1,285	1,214
Deferred income	187	197
Other non-current liabilities	371	375
Total liabilities	9,631	9,101
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 218,751,241 issued as of 2017 and 218,198,050 shares in 2016	2	2
Treasury stock, at cost – 117,520,075 shares in 2017 and 112,617,112 shares in 2016	(5,568)	(5,118)
Additional paid-in capital	3,980	3,966
Retained earnings	2,219	1,977
Accumulated other comprehensive loss	(9)	(113)
Total stockholders’ equity	624	714
Noncontrolling interest	6	4
Total equity	630	718
Total liabilities and equity	$10,261	$9,819

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net income	$423	$448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	187
Provision for loan losses	319	256
Deferred income taxes	50	73
Stock-based compensation	48	52
Excess tax benefits from stock-based compensation	—	(8)
Asset impairments	140	—
Loss on early extinguishment of debt	—	11
Non-cash interest	17	17
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	60	45
Vacation ownership contract receivables	(387)	(295)
Inventory	(79)	(21)
Prepaid expenses	(14)	(1)
Other current assets	(90)	4
Accounts payable, accrued expenses and other current liabilities	(13)	46
Deferred income	(10)	(18)
Other, net	5	(10)
Net cash provided by operating activities	666	786
Investing Activities
Property and equipment additions	(125)	(136)
Net assets acquired, net of cash acquired	(43)	(37)
Payments of development advance notes	(6)	(6)
Proceeds from development advance notes	4	2
Equity investments and loans	(23)	(11)
Proceeds from asset sales	11	15
(Decrease)/increase in securitization restricted cash	(5)	4
Increase/(decrease) in escrow deposit restricted cash	4	(2)
Other, net	12	(1)
Net cash used in investing activities	(171)	(172)
Financing Activities
Proceeds from securitized borrowings	1,087	1,497
Principal payments on securitized borrowings	(1,233)	(1,506)
Proceeds from long-term debt	1,338	75
Principal payments on long-term debt	(943)	(114)
(Repayments of)/proceeds from commercial paper, net	(327)	295
Proceeds from notes issued and term loan	694	325
Repayment/repurchase of notes	(300)	(327)
Proceeds from vacation ownership inventory arrangements	—	20
Repayments of vacation ownership inventory arrangements	(41)	(26)
Dividends to shareholders	(184)	(169)
Repurchase of common stock	(447)	(469)
Excess tax benefits from stock-based compensation	—	8
Debt issuance costs	(7)	(15)
Net share settlement of incentive equity awards	(34)	(34)
Other, net	(7)	(2)
Net cash used in financing activities	(404)	(442)
Effect of changes in exchange rates on cash and cash equivalents	13	(11)
Net increase in cash and cash equivalents	104	161
Cash and cash equivalents, beginning of period	185	171
Cash and cash equivalents, end of period	$289	$332

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,977	$(113)	$4	$718
Net income	—	—	—	—	422	—	1	423
Other comprehensive income	—	—	—	—	—	104	—	104
Net share settlement of incentive equity awards	—	—	—	(34)	—	—	—	(34)
Change in deferred compensation	—	—	—	46	—	—	—	46
Change in deferred compensation for Board of Directors	—	—	—	2	—	—	—	2
Repurchase of common stock	(5)	—	(450)	—	—	—	—	(450)
Dividends	—	—	—	—	(180)	—	—	(180)
Other	—	—	—	—	—	—	1	1
Balance as of September 30, 2017	101	$2	$(5,568)	$3,980	$2,219	$(9)	$6	$630

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Net income	—	—	—	—	447	—	1	448
Other comprehensive income	—	—	—	—	—	18	—	18
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(34)	—	—	—	(34)
Change in deferred compensation	—	—	—	52	—	—	—	52
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(7)	—	(475)	—	—	—	—	(475)
Change in excess tax benefit on equity awards	—	—	—	8	—	—	—	8
Dividends	—	—	—	—	(173)	—	—	(173)
Other	—	—	—	(1)	—	—	—	(1)
Balance as of September 30, 2016	108	$2	$(4,968)	$3,949	$1,866	$(56)	$4	$797

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

•
Destination Network—provides vacation exchange services and products to owners of vacation ownership interests (“VOIs”) and manages and markets vacation rental properties primarily on behalf of independent owners.

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
The Company has substantially completed its assessment of the new guidance and is finalizing its quantification of the impact of its loyalty program based on latest available guidance. The Company estimates that its 2016 revenues will increase between $3 million and $6 million and the change in its 2016 net income will be between a $2 million decrease and a $2 million increase. The Company estimates that its 2016 beginning retained earnings will be reduced between $40 million and $60 million as a result of this adoption. Additionally, the Company expects a change in the seasonality of its revenues and net income, primarily reflecting a shift of revenues and net income from the first quarter to the third quarter.
The Company believes the most significant impacts relating to its Hotel Group segment are the accounting for initial fees, upfront costs, loyalty revenues and marketing and reservation expenses. Specifically, under the new guidance, the Company expects initial fees to be recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs to be deferred and expensed over the life of the noncancelable period of the franchise agreement. The Company expects loyalty revenues to be deferred and primarily recognized over the loyalty points redemption pattern. The Company will no longer accrue a liability for future marketing and reservation costs when marketing and reservation revenues earned exceed costs incurred. Marketing and reservation costs incurred in excess of revenues earned will continue to be expensed as incurred.

The Company believes the most significant impacts relating to its Destination Network segment are the accounting for vacation rental revenues and other vacation exchange related product fees. Specifically, under the new guidance, the Company expects (i) approximately thirty percent of its vacation rental revenue will no longer be recognized in the period that the rental reservation is booked and, instead, will be recognized over the term of the guest stay and (ii) other vacation exchange related product fees will no longer be recognized in the period that the product is purchased and, instead, will be deferred and recognized upon the occurrence of a future vacation exchange or other related transaction. The Company expects vacation exchange transaction and membership fees to remain substantially unchanged.
The Company expects the recognition of its Vacation Ownership segment revenues to remain substantially unchanged, with the exception of (i) revenue from certain travel packages utilized to market its VOI products, which will be presented on a gross basis within other revenues and (ii) a reduction of property management revenues by the proportionate share of maintenance fees paid on its unsold inventory.
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
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company believes the impact of this new guidance will result in payments of, and proceeds from, development advance notes being recorded within operating activities on its Condensed Consolidated Statement of Cash Flows.
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
The table below summarizes the effects of the new statement of cash flows and restricted cash guidance on the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Increase/(decrease):	2017	2016
Operating Activities	$(2)	$(4)
Investing Activities	3	2
Cash and cash equivalents, beginning of period	149	152
Cash and cash equivalents, end of period	166	149
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
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance will expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Simplifying the Measurement of Inventory. In July 2015, the FASB issued guidance related to simplifying the measurement of inventory. This guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. There was no material impact on its financial statements and related disclosures.
Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. The Company elected to use the prospective transition method and as such, the excess tax benefits from stock-based compensation were presented as part of operating activities within its current period Condensed Consolidated Statement of Cash Flows. In addition, the excess tax benefit of $6 million has been recognized within the provision for income taxes for the nine months ended September 30, 2017, on the Condensed Consolidated Statement of Income.

2.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to Wyndham shareholders	$203	$196	$422	$447
Basic weighted average shares outstanding	102.4	109.0	103.7	110.9
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.5	0.6	0.5	0.6
Diluted weighted average shares outstanding	102.9	109.6	104.2	111.5
Earnings per share:
Basic	$1.98	$1.79	$4.07	$4.03
Diluted	1.97	1.78	4.05	4.01
Dividends:
Aggregate dividends paid to shareholders	$59	$54	$184	$169

(a)
Excludes 1.1 million and 1.0 million of restricted stock units (“RSUs”) for the three and nine months ended September 30, 2016, respectively, that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeiture.

(b)	Excludes 0.6 million of performance vested restricted stock units (“PSUs”) for the three and nine months ended September 30, 2016, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares Repurchased	Cost	Average Price Per Share
As of December 31, 2016	88.1	$4,337	$49.22
During the nine months ended September 30, 2017	4.9	450	91.81
As of September 30, 2017	93.0	$4,787	51.47

The Company had $290 million of remaining availability under its program as of September 30, 2017.

3.	Acquisitions
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

Love Home Swap. During the nine months ended September 30, 2017, the Company acquired a controlling interest in Love Home Swap, a United Kingdom home exchange company. The Company had convertible notes which, at the time of acquisition, it converted into a 47% equity ownership interest in Love Home Swap and purchased the remaining 53% of equity for $27 million, net of cash acquired. As a result, the Company recognized a non-cash gain of $13 million (no tax impact associated with this gain) resulting from the remeasurement of the carrying value of the Company’s 47% ownership interest to its fair value. The preliminary purchase price allocations resulted primarily in the recognition of (i) $48 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $5 million of trademarks, (iii) $5 million of definite-lived intangible assets with a weighted average life of nine years, (iv) $2 million of other assets and (v) $8 million of liabilities. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During the nine months ended September 30, 2017, the Company completed three other acquisitions at its Destination Network segment for $16 million in cash, net of cash acquired, and $1 million of contingent consideration. The preliminary purchase price allocations resulted primarily in the recognition of (i) $27 million of other assets, (ii) $7 million of goodwill, of which $4 million is expected to be deductible for tax purposes, (iii) $3 million of definite-lived intangible assets with a weighted average life of eight years, (iv) $4 million of trademarks and (v) $24 million of liabilities. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

4.	Intangible Assets

Intangible assets consisted of:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,698			$1,603
Trademarks	$735			$720
Amortized Intangible Assets:
Franchise agreements	$594	$412	$182	$594	$401	$193
Management agreements	171	64	107	168	54	114
Trademarks	20	8	12	20	6	14
Other	164	75	89	148	62	86
	$949	$559	$390	$930	$523	$407

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2016	Adjustments to Goodwill Acquired During 2016	Goodwill Acquired During 2017	Foreign Exchange	Balance as of September 30, 2017

Hotel Group	$377	$1	$—	$—	$378
Destination Network	1,199	1	55	38	1,293
Vacation Ownership	27	—	—	—	27
Total Company	$1,603	$2	$55	$38	$1,698

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Franchise agreements	$3	$3	$11	$11
Management agreements	3	3	9	8
Other	4	3	10	9
Total (*)	$10	$9	$30	$28

(*)	Included as a component of depreciation and amortization on the Consolidated Statements of Income.

Based on the Company's amortizable intangible assets as of September 30, 2017, the Company expects related amortization expense as follows:

Amount
Remainder of 2017	$9
2018	34
2019	33
2020	32
2021	30
2022	29

5.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	September 30, 2017	December 31, 2016
Current vacation ownership contract receivables:
Securitized	$226	$235
Non-securitized	91	84
Current vacation ownership contract receivables, gross	317	319
Less: Allowance for loan losses	60	57
Current vacation ownership contract receivables, net	$257	$262
Long-term vacation ownership contract receivables:
Securitized	$2,274	$2,254
Non-securitized	957	825
Long-term vacation ownership contract receivables, gross	3,231	3,079
Less: Allowance for loan losses	624	564
Long-term vacation ownership contract receivables, net	$2,607	$2,515

The Company’s securitized vacation ownership contract receivables generated interest income of $85 million and $251 million during the three and nine months ended September 30, 2017, respectively, and $83 million and $247 million during the three and nine months ended September 30, 2016, respectively. Such interest income is included within consumer financing revenue on the Condensed Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017 and 2016, the Company originated vacation ownership contract receivables of $1,043 million and $908 million, respectively, and received principal collections of $656 million and $613 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.9% for both September 30, 2017 and December 31, 2016.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	319
Contract receivables write-offs, net	(256)
Allowance for loan losses as of September 30, 2017	$684

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	256
Contract receivables write-offs, net	(218)
Allowance for loan losses as of September 30, 2016	$619
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $123 million and $319 million as a reduction of net revenues during the three and nine months ended September 30, 2017, respectively, and $104 million and $256 million for the three and nine months ended September 30, 2016, respectively.

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used in the United States by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, ranging from 600 to 699, Below 600, No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,820	$1,032	$162	$129	$259	$3,402
31 - 60 days	17	30	18	4	2	71
61 - 90 days	10	16	11	2	1	40
91 - 120 days	8	13	12	2	—	35
Total	$1,855	$1,091	$203	$137	$262	$3,548

	As of December 31, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,733	$1,010	$149	$120	$232	$3,244
31 - 60 days	19	32	17	4	2	74
61 - 90 days	11	16	11	3	1	42
91 - 120 days	8	14	13	2	1	38
Total	$1,771	$1,072	$190	$129	$236	$3,398
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

6.	Inventory
Inventory consisted of:

	September 30, 2017	December 31, 2016
Land held for VOI development	$4	$146
VOI construction in process	18	59
Inventory sold subject to conditional repurchase	92	163
Completed VOI inventory	878	667
Estimated VOI recoveries (a)	278	256
Destination Network vacation credits and other	63	59
Total inventory	1,333	1,350
Less: Current portion (b)	317	315
Non-current inventory	$1,016	$1,035

(a)	Represents an estimate of VOI inventory that will be recovered upon vacation ownership contract receivable defaults.

(b)	Represents inventory that the Company expects to sell within the next 12 months.

During the nine months ended September 30, 2017 and 2016, the Company transferred $36 million and $48 million, respectively, from property and equipment to VOI inventory. In addition to the inventory obligations listed below, the Company had $5 million and $8 million of inventory accruals as of September 30, 2017 and December 31, 2016, respectively, included within accounts payable on the Condensed Consolidated Balance Sheets.

During May 2017, the Company’s new leadership at its vacation ownership business performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with this review, the Company made a decision to no longer pursue future development at certain locations and thus performed a fair value assessment on these locations. As a result, the Company recorded a $135 million non-cash impairment charge primarily related to the write-down of land held for VOI development (see Note 17 - Asset Impairments and Other Charges for further details).

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

The Company recognized no gain or loss on these sales transactions. In accordance with the agreements with the third-party developers, the Company has conditional rights and conditional obligations to repurchase the completed properties from the developers subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligations of the Company constitute continuing involvement and thus the Company did not account for these transactions as a sale.

During 2014, the Company acquired the property located in Avon, Colorado from the third-party developer. In connection with this acquisition, the Company had an outstanding obligation of $22 million as of September 30, 2017, of which $11 million was included within accrued expenses and other current liabilities and $11 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2017, the Company paid $11 million to the third-party developer, of which $9 million was for vacation ownership inventory and $2 million was to satisfy a portion of its inventory obligation. As of December 31, 2016, the Company had an outstanding obligation of $32 million, of which $11 million was included within accrued expenses and other current liabilities and $21 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

In connection with the Las Vegas, Nevada and St. Thomas properties, the Company had outstanding obligations of $93 million as of September 30, 2017, of which $39 million was included within accrued expenses and other current liabilities and $54 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet. During

the nine months ended September 30, 2017, the Company paid $106 million to the third-party developer, of which $63 million was for vacation ownership inventory located in Las Vegas, Nevada and St. Thomas, $39 million was for its obligation under the vacation ownership inventory arrangements and $4 million was for accrued interest. As of December 31, 2016, the Company had an outstanding obligation related to the Las Vegas, Nevada and St. Thomas properties of $166 million, of which $74 million was included within accrued expenses and other current liabilities and $92 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed properties located in Las Vegas, Nevada and St. Thomas from the third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that the Company could be required to make under these commitments was $205 million as of September 30, 2017.

During the second quarter of 2017, the Company acquired property located in Austin, Texas from a third-party developer for $93 million. During the nine months ended September 30, 2017, the Company paid $31 million to the third-party developer for vacation ownership inventory. In connection with this acquisition, the Company had an outstanding obligation of $62 million as of September 30, 2017, of which $31 million was included within accrued expenses and other current liabilities and $31 million was included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2017	December 31, 2016
Securitized vacation ownership debt: (a)
Term notes (b)	$1,419	$1,857
Bank conduit facility (c)	582	284
Total securitized vacation ownership debt	2,001	2,141
Less: Current portion of securitized vacation ownership debt	192	195
Long-term securitized vacation ownership debt	$1,809	$1,946
Long-term debt: (d)
Revolving credit facility (due July 2020)	$455	$14
Commercial paper	100	427
Term loan (due March 2021)	324	323
$300 million 2.95% senior unsecured notes (due March 2017)	—	300
$450 million 2.50% senior unsecured notes (due March 2018)	450	449
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	248	248
$650 million 4.25% senior unsecured notes (due March 2022) (e)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (f)	406	407
$300 million 4.15% senior unsecured notes (due April 2024)	297	—
$350 million 5.10% senior unsecured notes (due October 2025) (g)	339	338
$400 million 4.50% senior unsecured notes (due April 2027) (h)	400	—
Capital leases	143	143
Other	50	34
Total long-term debt	3,900	3,371
Less: Current portion of long-term debt	42	34
Long-term debt	$3,858	$3,337

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,614 million and $2,601 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of September 30, 2017 and December 31, 2016, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $18 million and $24 million as of September 30, 2017 and December 31, 2016, respectively.

(c)
The Company has borrowing capability under the Bank conduit facility through August 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2019.

(d)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $14 million and $11 million as of September 30, 2017 and December 31, 2016, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $5 million and $4 million as of September 30, 2017 and December 31, 2016, respectively.

(e)	Includes $2 million of unamortized gains from the settlement of a derivative as of both September 30, 2017 and December 31, 2016,

(f)	Includes $8 million and $9 million of unamortized gains from the settlement of a derivative as of September 30, 2017 and December 31, 2016, respectively.

(g)	Includes $8 million and $9 million of unamortized losses from the settlement of a derivative as of September 30, 2017 and December 31, 2016, respectively.

(h)	Includes a $4 million increase in the carrying value resulting from a fair value hedge derivative as of September 30, 2017.
Long-Term Debt
The Company’s $450 million 2.50% senior unsecured notes due March 2018 are classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Debt Issuances
Sierra Timeshare 2017-1 Receivables Funding, LLC. During March 2017, the Company closed a series of term notes payable, issued by Sierra Timeshare 2017-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.97%. The advance rate for this transaction was 90%. As of September 30, 2017, the Company had outstanding borrowings under these term notes of $247 million, net of debt issuance costs.

4.15% Senior Unsecured Notes. During March 2017, the Company issued senior unsecured notes, with face value of $300 million and bearing interest at a rate of 4.15%, for net proceeds of $297 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on March 21, 2017 and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2017. The notes will mature on April 1, 2024 and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

4.50% Senior Unsecured Notes. During March 2017, the Company issued senior unsecured notes, with face value of $400 million and bearing interest at a rate of 4.50%, for net proceeds of $397 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on March 21, 2017 and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2017. The notes will mature on April 1, 2027 and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Other. During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. The SPE financed the development and construction with a four-year bank mortgage note. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory located in Clearwater, Florida, from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay the mortgage notes. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated such assets and liabilities within its consolidated financial statements. As of September 30, 2017, the Company’s obligation under the notes was $35 million, with principal and interest payable tri-annually (see Note 8 - Variable Interest Entities for further details).

Commercial Paper
The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of September 30, 2017, the Company had outstanding borrowings of $100 million at a weighted average interest rate of 1.97%, all of which were under its U.S. commercial paper program. As of December 31, 2016, the Company had outstanding borrowings of $427 million at a weighted average interest rate of 1.36%, all of which were under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of September 30, 2017, the variable interest rate on the notional portion of the 4.50% senior unsecured notes was 3.42%. The aggregate fair value of the swap agreements resulted in $4 million of assets as of September 30, 2017, which were included within other non-current assets on the Condensed Consolidated Balance Sheet.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to interest expense on the Condensed Consolidated Statements of Income. The Company

had $10 million and $11 million of deferred gains as of September 30, 2017 and December 31, 2016, respectively, which are included within long-term debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2017 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$192	$506	(*)	$698
Between 1 and 2 years	669	39		708
Between 2 and 3 years	159	638		797
Between 3 and 4 years	170	544		714
Between 4 and 5 years	181	658		839
Thereafter	630	1,515		2,145
	$2,001	$3,900		$5,901

(*)
Includes $464 million of senior unsecured notes that are classified as long-term debt as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Required principal payments on the securitized vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2017, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facility (a)	Revolving Credit Facility
Total Capacity	$650	$1,500
Less: Outstanding Borrowings	582	455
Letters of credit	—	1
Commercial paper borrowings	—	100	(b)
Available Capacity	$68	$944

(a)	The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facility.

Early Extinguishment of Debt
During the first quarter of 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during the nine months ended September 30, 2016, which is included within early extinguishment of debt on the Condensed Consolidated Statement of Income.

Interest Expense
During the three and nine months ended September 30, 2017, the Company incurred non-securitized interest expense of $42 million and $115 million, respectively, which primarily consisted of $43 million and $117 million of interest on long-term debt, partially offset by less than $1 million and $2 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $117 million during the nine months ended September 30, 2017.

During the three and nine months ended September 30, 2016, the Company incurred non-securitized interest expense of $34 million and $102 million, respectfully, which primarily consisted of $35 million and $106 million of interest on long-term debt, partially offset by $1 million and $4 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $118 million during the nine months ended September 30, 2016.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three and nine months ended September 30, 2017 was $17 million and $54 million, respectively, and $19 million and $55 million during the three and nine months ended September 30, 2016, respectively, and is recorded within consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $37 million and $38 million for the nine months ended September 30, 2017 and 2016, respectively.

8.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, guarantees, SPEs and equity investments, to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying vacation ownership contract receivables and sells them to bankruptcy-remote entities. Vacation ownership contract receivables qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. Vacation ownership contract receivables are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s financial statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the vacation ownership contract receivables. The Company services the securitized vacation ownership contract receivables pursuant to servicing agreements negotiated on an arm’s-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing vacation ownership contract receivables from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2017	December 31, 2016
Securitized contract receivables, gross (a)	$2,500	$2,489
Securitized restricted cash (b)	94	90
Interest receivables on securitized contract receivables (c)	20	21
Other assets (d)	2	4
Total SPE assets	2,616	2,604
Securitized term notes (e) (f)	1,419	1,857
Securitized conduit facilities (e)	582	284
Other liabilities (g)	1	2
Total SPE liabilities	2,002	2,143
SPE assets in excess of SPE liabilities	$614	$461

(a)
Included in current ($226 million and $235 million as of September 30, 2017 and December 31, 2016, respectively) and non-current ($2,274 million and $2,254 million as of September 30, 2017 and December 31, 2016, respectively) vacation ownership contract receivables on the Condensed Consolidated Balance Sheets.

(b)
Included in other current assets ($72 million and $75 million as of September 30, 2017 and December 31, 2016, respectively) and other non-current assets ($22 million and $15 million as of September 30, 2017 and December 31, 2016, respectively) on the Condensed Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which are included in other non-current assets on the Condensed Consolidated Balance Sheets.

(e)
Included in current ($192 million and $195 million as of September 30, 2017 and December 31, 2016, respectively) and long-term ($1,809 million and $1,946 million as of September 30, 2017 and December 31, 2016, respectively) securitized vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $18 million and $24 million as of September 30, 2017 and December 31, 2016, respectively, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,048 million and $909 million as of September 30, 2017 and December 31, 2016, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	September 30, 2017	December 31, 2016
SPE assets in excess of SPE liabilities	$614	$461
Non-securitized contract receivables	1,048	909
Less: Allowance for loan losses	684	621
Total, net	$978	$749

In addition to restricted cash related to securitizations, the Company had $72 million and $59 million of restricted cash related to escrow deposits as of September 30, 2017 and December 31, 2016, respectively, which are recorded within other current assets on the Condensed Consolidated Balance Sheets.

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

Clearwater, FL Property
During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay its mortgage notes related to the property. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated (non-cash) $51 million of both property and equipment and long-term debt on its Condensed Consolidated Balance Sheet.

The assets and liabilities of the Clearwater, FL Property and the Midtown 45, NYC Property SPEs are as follows:

	September 30, 2017	December 31, 2016
Receivable for leased property and equipment (a)	$—	$16
Property and equipment, net	35	—
Total SPE assets	35	16
Long-term debt (b)	35	17
Total SPE liabilities	35	17
SPE deficit	$—	$(1)

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Condensed Consolidated Balance Sheet.

(b)
As of September 30, 2017, included $35 million relating to a two-year mortgage note, of which $25 million was included in current portion of long-term debt on the Condensed Consolidated Balance Sheet. As of December 31, 2016, included $15 million relating to a four-year mortgage note due in 2017 and $2 million of mandatorily redeemable equity, both of which were included in current portion of long-term debt on the Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2017 and 2016, the SPE conveyed $30 million and $28 million, respectively, of property and equipment to the Company.

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

As of September 30, 2017, the Company had interest rate swap contracts resulting in $4 million of assets which are included within other non-current assets and foreign exchange contracts resulting in $1 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had foreign exchange contracts resulting in $1 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,864	$3,448	$2,777	$3,344
Debt
Total debt	5,901	5,977	5,512	5,579

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

10.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, the Euro and the Canadian and Australian dollars. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, forecasted earnings of foreign subsidiaries and intercompany borrowings that are denominated in currencies other than the Company’s underlying functional currency. During the first quarter of 2017, the Company undertook an internal restructuring to realign the capital structure of certain subsidiaries to reduce its exposure to changes in foreign currency exchange on certain intercompany borrowings.

Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Condensed Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in $1 million and less than $1 million of losses during the three months ended September 30, 2017 and 2016, respectively. The freestanding foreign currency contracts resulted in $1 million of gains and $11 million of losses during the nine months ended September 30, 2017 and 2016, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for the three and nine months ended September 30, 2017 and 2016 were not material.

11.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. In addition, with few exceptions, the Company is no longer subject to state and local, or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rates were 35.1% and 35.8% during the three months ended September 30, 2017 and 2016, respectively. The decrease was principally due to a nontaxable $13 million non-cash gain during 2017 resulting from the acquisition of a controlling interest in Love Home Swap at the Company’s destination network business, partially offset by certain nondeductible costs related to the planned spin-off of the Company’s hotel business and the exploration of strategic alternatives for its European rental brands during 2017.

The Company’s effective tax rates were 29.0% and 37.3% during the nine months ended September 30, 2017 and 2016, respectively. The decrease was principally due to (i) a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017, (ii) the impact of non-cash impairment charges primarily related to the write-down of undeveloped land during 2017, and (iii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017.

The Company made cash income tax payments, net of refunds, of $217 million and $124 million during the nine months ended September 30, 2017 and 2016, respectively.

12.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business.

Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its hotel group business-breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its destination network business-breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members and guests for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties and consumer protection and other statutory claims asserted by consumers; for its vacation ownership business-breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts, and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $45 million and $40 million as of September 30, 2017 and December 31, 2016, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant (the “Cendant Separation”). For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $17 million and $20 million as of September 30, 2017 and December 31, 2016, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. As of September 30, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $72 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

As of September 30, 2017, the Company had three guarantees for which the maximum potential amount of future payments that the Company may be required to fund was $118 million with a combined annual cap of $27 million. These guarantees have a remaining life of approximately 5 to 7 years with a weighted average life of approximately 6 years. One of the guarantees has a recapture provision and, as a result, the Company had receivables of $5 million and $4 million as of September 30, 2017 and December 31, 2016, respectively, which were included within other non-current assets on its Condensed Consolidated Balance Sheets. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

As of September 30, 2017, the Company has an additional guarantee with a recapture provision under which the Company may be required to fund a maximum of $36 million. Such guarantee terminates in July 2020. The related hotel management agreement, which terminates in July 2038, also provides that the Company may have to fund future operating profitability shortfalls in excess of the maximum guarantee through the term of the management agreement. In the event the Company chooses not to fund any future operating profitability shortfalls, the hotel owner may terminate the hotel management agreement without penalty and the Company would be required to pay liquidated damages. The Company had a $37 million receivable related to this guarantee as of September 30, 2017, of which $1 million was included in other current assets and $36 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company had a $32 million receivable related to this guarantee which was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

In connection with such performance guarantees, as of September 30, 2017, the Company maintained a liability of $21 million, of which $16 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of September 30, 2017, the Company also had a corresponding $29 million asset related to these guarantees, of which $25 million was included in other non-current assets and $4 million was included in other current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company maintained a liability of $24 million, of which $17 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2016, the Company also had a corresponding $32 million asset related to the guarantees, of which $28 million was included in other non-current assets and $4 million was included in other current assets on its Condensed Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million for both the three months ended September 30, 2017 and 2016 and $3 million for both the nine months ended September 30, 2017 and 2016.

Vacation Ownership
The Company has committed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to such properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold such properties to another party (see Note 6 - Inventory).

Cendant Litigation
Under the Cendant Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Cendant Separation in 2006, the majority of the lawsuits pending on the date of the Cendant Separation have been settled. See Note 19 - Cendant Separation and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Cendant Separation.

13.	Accumulated Other Comprehensive (Loss)/Income
The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2016	$(225)	$—	$(7)	$(232)
Period change	118	(1)	—	117
Balance, September 30, 2017	$(107)	$(1)	$(7)	$(115)

Tax
Balance, December 31, 2016	$116	$1	$2	$119
Period change	(13)	—	—	(13)
Balance, September 30, 2017	$103	$1	$2	$106

Net of Tax
Balance, December 31, 2016	$(109)	$1	$(5)	$(113)
Period change	105	(1)	—	104
Balance, September 30, 2017	$(4)	$—	$(5)	$(9)

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2015	$(139)	$—	$(9)	$(148)
Period change	(14)	—	(1)	(15)
Balance, September 30, 2016	$(153)	$—	$(10)	$(163)

Tax
Balance, December 31, 2015	$70	$1	$3	$74
Period change	33	—	—	33
Balance, September 30, 2016	$103	$1	$3	$107

Net of Tax
Balance, December 31, 2015	$(69)	$1	$(6)	$(74)
Period change	19	—	(1)	18
Balance, September 30, 2016	$(50)	$1	$(7)	$(56)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

14.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of September 30, 2017, 15.4 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2017 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2016	1.7		$75.81	0.6		$77.84	0.5		$68.78
Granted (a)	0.7		85.13	0.3		83.86	—		—
Vested / exercised	(0.7)		73.75	(0.2)		72.97	(0.1)		44.57
Canceled	(0.1)		78.03	—		—	—		—
Balance as of September 30, 2017	1.6	(b) (c)	80.74	0.7	(d)	81.77	0.4	(e) (f)	74.37

(a)	Primarily represents awards granted by the Company on February 28, 2017.

(b)	Aggregate unrecognized compensation expense related to RSUs was $102 million as of September 30, 2017, which is expected to be recognized over a weighted average period of 2.7 years.

(c)	Approximately 1.6 million RSUs outstanding as of September 30, 2017 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $40 million as of September 30, 2017, which is expected to be recognized over a weighted average period of 1.9 years.

(e)	Aggregate unrecognized compensation expense related to SSARs was $2 million as of September 30, 2017, which is expected to be recognized over a weighted average period of 1.9 years.

(f)
Approximately 0.2 million SSARs were exercisable as of September 30, 2017. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of September 30, 2017 had an intrinsic value of $8 million and have a weighted average remaining contractual life of 2.6 years.

During the nine months ended September 30, 2017, the Company granted incentive equity awards totaling $63 million to key employees and senior officers in the form of RSUs. These awards will vest ratably over a period of four years. In addition, during the nine months ended September 30, 2017, the Company granted incentive equity awards totaling $22 million to key employees and senior officers in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. In August 2017, in conjunction with the proposed spin-off of the hotel franchising business, the Board of Directors approved certain modifications to the incentive equity awards granted by the Company which are contingent upon the completion of the proposed spin-off.

Stock-Based Compensation Expense
The Company adopted the new accounting guidance related to stock-based compensation on January 1, 2017, as required. The Company elected to use the prospective transition method and presented the excess tax benefits from stock-based compensation as part of operating activities within its current-period Condensed Consolidated Statement of Cash Flows. In addition, during the nine months ended September 30, 2017, the Company included a net benefit of $6 million within provision for income taxes on the Condensed Consolidated Statement of Income.

The Company recorded stock-based compensation expense of $15 million and $46 million during the three and nine months ended September 30, 2017, respectively, and $15 million and $51 million during the three and nine months ended September 30, 2016 respectively, related to incentive equity awards granted to key employees and senior officers. The Company also recorded stock-based compensation expense for non-employee directors of $1 million and less than $1 million, respectively, during the three months ended September 30, 2017 and 2016 and $1 million, during both the nine months ended September 30, 2017 and 2016. Additionally, $1 million of stock-based compensation expense was recorded within restructuring expense during the nine months ended September 30, 2017.

The Company paid $34 million of taxes for the net share settlement of incentive equity awards during the nine months ended September 30, 2017 and 2016. Such amounts are included within financing activities on the Condensed Consolidated Statements of Cash Flows.

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

	Three Months Ended September 30,
	2017				2016
	Net Revenues		EBITDA		Net Revenues		EBITDA
Hotel Group	$368	(b)	$121		$364	(d)	$107
Destination Network	511	(c)	154		486	(c)	138
Vacation Ownership	773		190		744		189
Total Reportable Segments	1,652		465		1,594		434
Corporate and Other (a)	(23)		(43)	(e)	(21)		(32)
Total Company	$1,629		$422		$1,573		$402

Reconciliation of Net income attributable to Wyndham shareholders to EBITDA

			Three Months Ended September 30,
			2017				2016
Net income attributable to Wyndham shareholders			$203				$196
Net income attributable to noncontrolling interest			—				1
Provision for income taxes			110				110
Depreciation and amortization			69				63
Interest expense			42				34
Interest income			(2)				(2)
EBITDA			$422				$402

(a)	Includes the elimination of transactions between segments.

(b)
Includes $20 million of intersegment revenues comprised of $16 million of licensing fees for use of the Wyndham trade name and $4 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)
Includes $3 million and $2 million of intersegment revenues during the three months ended September 30, 2017 and 2016, respectively, primarily comprised of call center operations and support services provided to the Company’s Hotel Group segment. Such revenues are offset in expenses primarily at the Company’s Hotel Group segment.

(d)
Includes $19 million of intersegment revenues comprised of (i) $16 million of licensing fees for use of the Wyndham trade name, (ii) $2 million of room revenues at a Company owned hotel and (iii) $1 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(e)	Includes $24 million of costs associated with the Company’s planned spin-off of its hotel franchising business and the exploration of strategic alternatives for its European rental brands.

	Nine Months Ended September 30,
	2017				2016
	Net Revenues		EBITDA		Net Revenues		EBITDA
Hotel Group	$1,011	(b)	$312		$993	(d)	$291
Destination Network	1,308	(c)	345		1,255	(c)	303
Vacation Ownership	2,171		356	(e)	2,089		512
Total Reportable Segments	4,490		1,013		4,337		1,106
Corporate and Other (a)	(63)		(111)	(f)	(58)		(97)
Total Company	$4,427		$902		$4,279		$1,009

Reconciliation of Net income attributable to Wyndham shareholders to EBITDA

			Nine Months Ended September 30,
			2017				2016
Net income attributable to Wyndham shareholders			$422				$447
Net Income attributable to noncontrolling interest			1				1
Provision for income taxes			173				267
Depreciation and amortization			197				187
Interest expense			115				102
Early extinguishment of debt			—				11
Interest income			(6)				(6)
EBITDA			$902				$1,009

(a)	Includes the elimination of transactions between segments.

(b)
Includes $54 million of intersegment revenues comprised of $44 million of licensing fees for use of the Wyndham trade name and $10 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(c)
Includes $9 million and $6 million of intersegment revenues during the nine months ended September 30, 2017 and 2016, respectively, primarily comprised of call center operations and support services provided to the Company’s Hotel Group segment. Such revenues are offset in expenses primarily at the Company’s Hotel Group segment.

(d)
Includes $52 million of intersegment revenues comprised of (i) $43 million of licensing fees for use of the Wyndham trade name, (ii) $6 million of other fees primarily associated with the Wyndham Rewards program and (iii) $3 million of room revenues at a Company owned hotel. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(e)
Includes $135 million of non-cash impairment charges primarily related to the write-down of undeveloped land resulting from the Company’s decision to no longer pursue future development at certain locations and a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative.

(f)	Includes $24 million of costs associated with the Company’s planned spin-off of its hotel franchising business and the exploration of strategic alternatives for its European rental brands.

16.	Separation and Related Costs

On August 2, 2017, the Company announced plans to spin-off its hotel franchising business, which is expected to result in two separate, publicly traded companies. As a result of the proposed transaction, the Company’s Hotel Group business will become a new, publicly traded hotel franchising company. The Company’s Vacation Ownership business, the world’s largest timeshare company, will be combined with the Destination Network business, home to RCI, the world’s largest timeshare exchange company. The transaction, which is expected to be tax-free to Wyndham Worldwide and its shareholders, will be effected through a pro-rata distribution of the new hotel entity’s stock to existing Wyndham Worldwide shareholders. The Company expects the transaction to be completed in the first half of 2018. The Company also intends to explore strategic alternatives for its European rental brands.

For the three and nine months ended September 30, 2017, the Company incurred $24 million of expenses associated with the planned spin-off of its hotel franchising business and the exploration of strategic alternatives for its European rental brands. These separation and related costs include legal, consulting and auditing fees, severance and other employee-related costs.

17.	Asset Impairments and Other Charges
Asset Impairments

During May 2017, the Company’s new leadership at its vacation ownership business performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with such review, the Company updated its current and long-term development plan to focus on (i) selling existing finished inventory and (ii) procuring inventory from efficient sources such as just-in-time inventory in new markets and reclaiming inventory from owners’ associations or owners. As a result, the Company’s management performed a review of its land held for VOI development. Such review consisted of an assessment on 19 locations to determine its plan for future VOI development at those sites. As a result of this assessment, the Company concluded that no future development would occur at 17 locations, of which 16 were deemed to be impaired.

The Company performed a fair value assessment on the land held for VOI development which resulted in a $121 million non-cash impairment charge during the second quarter of 2017. In addition, the Company also recorded a $14 million non-cash impairment charge relating to the write-off of construction in process costs at six of the 16 impaired locations. As a result, the Company reported a total non-cash impairment charge of $135 million, which is included within asset impairments and other charges on the Condensed Consolidated Statement of Income.

In conjunction with this review and impairment, in May 2017, the Company sold three of the 17 locations, as well as non-core revenue generating assets to a former executive of the Company for $2 million of cash consideration, which resulted in a $7 million loss. The Company also has an agreement with the former executive to sell an additional two of the 17 locations for $2 million, resulting in a $13 million non-cash impairment charge. Such transaction is to be completed no later than December 31, 2017. The $7 million loss and $13 million non-cash impairment charge on the expected sale were included within the total non-cash impairment charge of $135 million.

The Company had $19 million of land classified as assets held for sale as of September 30, 2017 which was included within other current assets on the Company’s Consolidated Condensed Balance Sheet. The fair value of the land held for sale was determined by reviewing prices of comparable assets which were recently sold and by actual purchase and sale agreements for the assets to be sold which represents level 3 fair value measurements. The land held for sale locations are currently being actively marketed at estimated fair value and are expected to be sold within a year. The Company has entered into a three-year agreement with the former executive whereby such executive may assist the Company in selling the land held for sale. As part of such agreement, the former executive will be entitled to receive brokerage commissions upon the sale of land classified as assets held for sale.

During the nine months ended September 30, 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is recorded within asset impairments on the Condensed Consolidated Statement of Income.

Other Charges

During the nine months ended September 30, 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Condensed Consolidated Statement of Income.

During 2016, the Company recorded an additional $7 million charge related to the termination of a management contract at its Hotel Group business. Such loss is recorded within operating expenses on the Condensed Consolidated Statement of Income.

18.	Restructuring
2017 Restructuring Plans

During the nine months ended September 30, 2017, the Company recorded $15 million of restructuring charges, all of which were personnel-related and consisted of (i) $8 million at its Destination Network segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, (ii) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iii) $1 million at its Hotel Group segment which primarily focused on realigning its brand operations. During the nine months ended September 30, 2017, the Company reduced its restructuring-charge liability by $9 million, of which $8 million was in cash payments and $1 million was through the issuance of Wyndham stock. The remaining liability of $6 million, as of September 30, 2017, is expected to be paid by the end of 2018.

2016 Restructuring Plans

During 2016, the Company recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities, which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. In 2016, the Company subsequently reversed $1 million of previously recorded personnel-related costs and reduced its liability with $5 million of cash payments. During the nine months ended September 30, 2017, the Company reduced its liability with $6 million of cash payments. The remaining liability of $2 million, as of September 30, 2017, is primarily related to leased facilities, and is expected to be paid by the end of 2020.

The Company has additional restructuring plans which were implemented prior to 2016. The remaining liability of $1 million as of September 30, 2017, all of which is related to leased facilities, is expected to be paid in 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of						Liability as of
	December 31, 2016	Costs Recognized		Cash Payments	Other		September 30, 2017
Personnel-related	$6	$15	(a)	$(13)	$(1)	(b)	$7
Facility-related	3	—		(1)	—		2
	$9	$15		$(14)	$(1)		$9

(a)	Represents severance costs resulting from a reduction of 200 employees.

(b)	Represents the issuance of Wyndham stock.

19.	Cendant Separation and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and certain of its former subsidiaries for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Cendant’s former Realogy subsidiary is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Cendant Separation was $16 million and $23 million as of September 30, 2017 and December 31, 2016, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of the Cendant Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Cendant Separation in accordance with the guidance for guarantees and recorded as liabilities on the Condensed Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As of September 30, 2017, the Cendant Separation-related liabilities of $16 million is comprised of $13 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of September 30, 2017, $3 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2017, the Company recognized a $7 million benefit from an adjustment to certain contingent liabilities resulting from the Cendant Separation which was recorded in general and administrative expense on the Condensed Consolidated Statement of Income. As of December 31, 2016, the Company had $23 million of Cendant Separation-related liabilities, of which $10 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. The Company will indemnify Cendant (now known as Avis Budget Group, Inc.) for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, as of both September 30, 2017 and December 31, 2016, which were included within other current assets on the Condensed Consolidated Balance Sheets.

20.	Subsequent Events
AmericInn Acquisition
On October 2, 2017, the Company completed the acquisition of the AmericInn hotel brand and its management company, Three Rivers Hospitality, from Northcott Hospitality for a total purchase price of $142 million, net of cash acquired which included a simultaneous sale of 10 owned hotels to an unrelated third-party for $28 million. AmericInn’s portfolio consists of 200 primarily franchised hotels predominantly in the Midwestern United States. This acquisition is consistent with the Company’s strategy to expand its franchised portfolio within its hotel franchising business.

DAE Global Pty Ltd
On October 1, 2017, the Company acquired DAE Global Pty, Ltd, an Australian vacation exchange company, and @Work International, a software company, for $21 million, net of cash acquired. These acquisitions complement the Company’s existing vacation exchange business.

Sierra Timeshare Conduit Receivables Funding III, LLC (Series 2017-A)
On October 5, 2017, the Company entered into a new fifteen-month securitized timeshare receivable conduit facility which expires in January 2019. The facility has a total capacity of $750 million, bears interest at variable rates based on commercial paper rates plus a spread or LIBOR rates plus a spread and has an advance rate of 85%.

Repurchase Authorization

On October 23, 2017, the Company’s Board of Directors increased the authorization for the Company’s stock repurchase program by $1.0 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Worldwide to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, the impact of war, terrorist activity or political strife, operating risks associated with the hotel, vacation exchange and rentals and vacation ownership businesses, uncertainties that may delay or negatively impact the planned spin-off of our hotel franchising business or cause the spin-off to not occur at all, uncertainties related to the post-spin companies’ ability to realize the anticipated benefits of the spin-off, uncertainties related to our ability to successfully complete the spin-off on a tax-free basis within the expected time frame or at all, uncertainties related to our ability to obtain financing for the two companies or the terms of such financing, unanticipated developments related to the impact of the spin-off on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the proposed spin-off, the potential impact of the spin-off and related transactions on our credit rating, uncertainties relating to our exploration of strategic alternatives for our European rentals brands and the outcome and timing of that process, the timing and amount of future share repurchases and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following three segments:

•
Hotel Group—primarily franchises hotels in the upscale, upper midscale, midscale, economy and extended stay segments and provides hotel management services for full-service and select limited-service hotels.

•
Destination Network—provides vacation exchange services and products to owners of vacation ownership interests (“VOIs”) and manages and markets vacation rental properties primarily on behalf of independent owners.

•	Vacation Ownership—develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

On August 2, 2017, we announced plans to spin-off our hotel franchising business, which is expected to result in two separate, publicly traded companies. As a result of the proposed transaction, our Hotel Group business will become a new, publicly traded hotel franchising company. Our Vacation Ownership business, the largest timeshare company in the world, will be combined with the Destination Network business, home to RCI, the world’s largest timeshare exchange company. The transaction, which is expected to be tax-free to Wyndham Worldwide and its shareholders, will be effected through a pro-rata distribution of the new hotel entity’s stock to existing Wyndham Worldwide shareholders. We expect the transaction to be completed in the first half of 2018. We also intend to explore strategic alternatives for our European rental brands.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2017 and 2016. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2017	2016	% Change
Hotel Group(a)
Number of rooms (b)	708,500	689,800	2.7
RevPAR (c)	$44.36	$43.04	3.1
Destination Network
Average number of members (in 000s) (a) (d)	3,792	3,868	(2.0)
Exchange revenue per member (a) (e)	$166.35	$164.39	1.2
Vacation rental transactions (in 000s) (a) (f)	529	508	4.1
Average net price per vacation rental (a) (g)	$618.39	$599.59	3.1
Vacation Ownership
Gross VOI sales (in 000s) (h) (i)	$602,000	$564,000	6.7
Tours (in 000s) (j)	247	230	7.4
Volume Per Guest (“VPG”) (k)	$2,299	$2,320	(0.9)

(a)	Includes the impact from acquisitions from the acquisition dates forward.

(b)	Represents the number of rooms at Hotel Group properties at the end of the period which are under franchise and/or management agreements, or are Company-owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(h)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service program before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(i)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended September 30 (in millions):

	2017	2016
Gross VOI sales	$602	$564
Less: WAAM Fee-for-Service sales (1)	(11)	(20)
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	590	544
Less: Loan loss provision	(123)	(104)
Vacation ownership interest sales (2)	$467	$441

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $8 million and $13 million for the three months ended September 30, 2017 and 2016, respectively.

(2)	Amounts may not foot due to rounding.

(j)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(k)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $33 million and $31 million during the three months ended September 30, 2017 and 2016, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED SEPTEMBER 30, 2017 VS. THREE MONTHS ENDED SEPTEMBER 30, 2016
Our consolidated results are as follows:

	Three Months Ended September 30,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$1,629	$1,573	$56
Expenses	1,295	1,237	(58)
Operating income	334	336	(2)
Other income, net	(19)	(3)	16
Interest expense	42	34	(8)
Interest income	(2)	(2)	—
Income before income taxes	313	307	6
Provision for income taxes	110	110	—
Net income	203	197	6
Net income attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham shareholders	$203	$196	$7

Net revenues increased $56 million (3.6%) for the three months ended September 30, 2017 compared with the same period last year. Foreign currency translation favorably impacted net revenues by $11 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$27 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales and consumer financing revenues; and

•
$18 million of higher revenues (excluding intersegment revenues) primarily at our destination network business, of which $11 million was from acquisitions and $7 million was from an increase in rental transactions.

Expenses increased $58 million (4.7%) for the three months ended September 30, 2017 compared with the same period last year. Foreign currency unfavorably impacted expenses by $9 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	$24 million of expenses associated with our planned spin-off of our hotel franchising business and the exploration of strategic alternatives for our European rental brands;

•	$21 million of higher expenses from operations primarily related to the revenue increases;

•	$10 million of incremental expenses related to acquisitions primarily at our destination network business; and

•	a $6 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months.

Such increases were partially offset by a $6 million net benefit resulting from the resolution of and adjustment to certain contingent liabilities associated with the Cendant Separation and $6 million of lower restructuring costs.

Other income, net increased $16 million for the three months ended September 30, 2017 compared with the same period last year, primarily due to a $13 million gain resulting from the acquisition of a controlling interest in Love Home Swap at our destination network business.

Interest expense increased $8 million for the three months ended September 30, 2017 compared with the same period last year due to the impact from our senior unsecured notes issued in March 2017, partially offset by the repayment of our 2.95% senior unsecured notes during March 2017.

Our effective tax rates were 35.1% and 35.8% for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to a nontaxable $13 million non-cash gain during 2017 resulting from the acquisition of a controlling interest in Love Home Swap at our destination network business, partially offset by certain nondeductible costs related to the planned spin-off of our hotel business and the exploration of strategic alternatives for our European rental brands during 2017.

As a result of these items, net income attributable to Wyndham shareholders increased $7 million compared with the three months ended September 30, 2016.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2017 compared to September 30, 2016:

	Net Revenues			EBITDA
	2017	2016	% Change	2017		2016		% Change
Hotel Group	$368	$364	1.1	$121	(b)	$107	(e)	13.1
Destination Network	511	486	5.1	154	(c)	138	(f)	11.6
Vacation Ownership	773	744	3.9	190		189	(g)	0.5
Total Reportable Segments	1,652	1,594	3.6	465		434		7.1
Corporate and Other (a)	(23)	(21)	(9.5)	(43)	(d)	(32)	(h)	(34.4)
Total Company	$1,629	$1,573	3.6	$422		$402		5.0

Reconciliation of Net income attributable to Wyndham shareholders to EBITDA

				2017		2016
Net income attributable to Wyndham shareholders				$203		$196
Net income attributable to noncontrolling interest				—		1
Provision for income taxes				110		110
Depreciation and amortization				69		63
Interest expense				42		34
Interest income				(2)		(2)
EBITDA				$422		$402

(a)	Includes the elimination of transactions between segments.

(b)	Includes $1 million of cost incurred in connection with the AmericInn acquisition which closed in October 2017.

(c)
Includes a $13 million non-cash gain resulting from the acquisition of a controlling interest in the Love Home Swap business, partially offset by $1 million of acquisition costs and $8 million of restructuring costs incurred in connection with enhancing organizational efficiency and rationalizing our operations.

(d)
Includes (i) $26 million of corporate costs, (ii) $24 million of costs associated with our planned spin-off of our hotel franchising business and the exploration of strategic alternatives for its European rental brands and (iii) a $7 million net benefit resulting from the resolution of and adjustment to certain contingent liabilities associated with the Cendant Separation.

(e)
Includes $7 million of costs associated with the anticipated termination of a management contract and $3 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(f)	Includes $4 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(g)	Includes $6 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities.

(h)
Includes (i) $32 million of corporate costs, (ii) $1 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and (iii) a $1 million net benefit resulting from the resolution of and adjustment to certain contingent liabilities and assets associated with the Cendant Separation.

Hotel Group

Net revenues and EBITDA increased $4 million (1.1%) and $14 million (13.1%), respectively, during the three months ended September 30, 2017 compared with the same period during 2016. Foreign currency translation favorably impacted revenues by $1 million and had a nominal impact on EBITDA.

Royalty revenues increased $5 million and marketing, reservation and Wyndham Rewards revenues increased $7 million primarily due to a 3.1% increase in global RevPAR and a 2.7% increase in global system size. The growth in global RevPAR reflected a 3.0% increase in domestic RevPAR, partially attributable to the unusually disruptive 2017 hurricane season, and a 5.4% increase in international RevPAR. The growth in domestic RevPAR reflected a 2.0% increase in average daily rates and

1.0% increase in occupancy rates. The increase in international RevPAR was principally the result of a 2.7% increase in average daily rates and a 2.6% increase in occupancy rates.
Revenues were unfavorably impacted by the absence of $13 million of fees charged for our global franchisee conference during 2016 which were fully offset by conference expenses. In addition, other franchise fees contributed $4 million of incremental revenues primarily due to higher initial fees from property openings.
Hotel management reimbursable revenues decreased $3 million compared to the prior year due to property terminations. Ancillary services contributed an additional $5 million and $3 million of revenues and expenses, respectively, primarily due to growth in our co-branded credit card program.
In addition to the items discussed above, EBITDA was impacted by $8 million of higher expenses primarily associated with an increase in employee-related and legal costs and a $5 million increase in marketing costs. Such expense increases were partially offset by the absence of a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2016 and $3 million of lower restructuring costs.
As of September 30, 2017, we had approximately 8,150 properties and approximately 708,500 rooms in our system. Additionally, our hotel development pipeline included approximately 1,190 hotels and approximately 146,900 rooms, of which 57% were international and 68% were new construction.

Destination Network

Net revenues and EBITDA increased $25 million (5.1%) and $16 million (11.6%), respectively, during the three months ended September 30, 2017 compared with the same period during 2016. Foreign currency translation favorably impacted net revenues and EBITDA by $8 million and $2 million, respectively. EBITDA also included (i) a $13 million non-cash gain resulting from the acquisition of a controlling interest in Love Home Swap, a United Kingdom home exchange business, and (ii) $4 million of higher restructuring costs.

Our acquisitions contributed $9 million of incremental revenues (inclusive of $3 million of ancillary revenues) and had no impact on EBITDA during the third quarter of 2017.

Net revenues generated from rental transactions and related services increased $23 million. Excluding $6 million of incremental vacation rental revenues from acquisitions and a favorable foreign currency translation impact of $7 million, net revenues generated from rental transactions and related services increased $10 million, principally due to a 1.7% increase in rental transaction volume and a 1.5% increase in average net price per vacation rental.

Exchange and related service revenues decreased $1 million, as a 2.0% decline in the average number of members was partially offset by a 1.2% increase in exchange revenue per member. Exchange revenue per member was negatively impacted by the unusually disruptive 2017 hurricane season, which significantly affected travel to and from Florida and the Caribbean in September.

EBITDA benefited from the growth in revenue, but was unfavorably impacted by $8 million of higher costs associated with rental transaction volume growth, partially offset by a $4 million decrease in employee-related expenses and the absence of a $2 million non-cash impairment charge related to the write-down of an equity investment in the third quarter of 2016.

Vacation Ownership

Net revenues increased $29 million (3.9%) and EBITDA increased $1 million (0.5%) during the three months ended September 30, 2017 compared with the same period of 2016. Foreign currency translation favorably impacted net revenues by $2 million and had no impact on EBITDA.

Net VOI sales revenues increased $26 million compared to the same period last year. Such increase was primarily due to a $46 million (8.5%) increase in gross VOI sales, net of WAAM Fee-for-Service sales, partially offset by a $19 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of third parties encouraging customers to default on their timeshare loans. Gross VOI sales increased primarily due to a 7.4% increase in tours partially offset by a 0.9% decrease in VPG. The increase in tours was primarily attributable to our continued focus on new owner generation. The decrease in VPG was primarily the result of product sales mix.

Commission revenues decreased $5 million compared to the prior year resulting from lower WAAM Fee-for-Service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory for VOI sales. Such decrease was offset in EBITDA by lower expenses for such WAAM VOI sales.

Consumer financing revenues increased $7 million compared to the same period last year. Such increases were due to a higher weighted average interest rate earned on a larger average portfolio balance. Consumer financing interest expense decreased $2 million resulting from a decrease in the weighted average interest rate on our securitized debt to 3.4% from 3.7%. As a result, our net interest income margin increased to 85.3% compared with 83.1% during 2016.

Property management revenues increased $3 million compared to the prior year primarily due to higher management fees and reimbursable revenues.

In addition, EBITDA was unfavorably impacted by:

•	$18 million of higher expenses primarily associated with higher employee-related costs;

•	a $15 million increase in marketing costs due to our continued focus on new owner generation which typically carries a higher cost per tour;

•	$8 million of higher sales and commission expenses primarily due to higher gross VOI sales; and

•	$7 million of higher maintenance fees on unsold inventory.

Such expense increases were partially offset by a $6 million reduction in the cost of VOIs sold driven by lower average product costs and the absence of $5 million of restructuring charges incurred during 2016.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $2 million during the three months ended September 30, 2017 compared to 2016.
Excluding $24 million of spin-off costs related to the planned spin-off of our hotel business and the exploration of strategic alternatives for our European rental brands, and $6 million of a higher net benefit resulting from the resolution and adjustment of certain liabilities associated with the Cendant Separation, Corporate expenses decreased $7 million primarily due to lower employee-related costs.

NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. NINE MONTHS ENDED SEPTEMBER 30, 2016
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$4,427	$4,279	$148
Expenses	3,746	3,476	(270)
Operating income	681	803	(122)
Other income, net	(24)	(19)	5
Interest expense	115	102	(13)
Early extinguishment of debt	—	11	11
Interest income	(6)	(6)	—
Income before income taxes	596	715	(119)
Provision for income taxes	173	267	94
Net income	423	448	(25)
Net income attributable to noncontrolling interest	(1)	(1)	—
Net income attributable to Wyndham shareholders	$422	$447	$(25)

Net revenues increased $148 million (3.5%) for the nine months ended September 30, 2017 compared with the same period last year. Foreign currency translation unfavorably impacted net revenues by $7 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$78 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales, property management and consumer financing revenues;

•
$65 million of higher revenues (excluding intersegment revenues) primarily at our destination network business, of which $39 million was from acquisitions and $26 million was from an increase in volume on rental transactions; and

•	$12 million of higher revenues (excluding intersegment revenues) at our hotel group business primarily due to an increase in ancillary services.

Expenses increased $270 million (7.8%) for the nine months ended September 30, 2017 compared with the same period last year. Foreign currency favorably impacted expenses by $3 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	a $135 million non-cash impairment charge primarily related to the write-down of undeveloped land resulting from our decision to no longer pursue future development of certain locations.

•	$94 million of higher expenses from operations primarily related to the revenue increases;

•	$35 million of incremental expenses related to acquisitions primarily at our destination network business;

•	$24 million of expenses associated with our planned spin-off of our hotel franchising business and the exploration of strategic alternatives for our European rental brands;

•	a $10 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months; and

•	a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at our vacation ownership business.

Such increases in expenses were partially offset by the absence of a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate during the first quarter of 2016 and a $6 million net benefit resulting from the resolution of and adjustment to certain contingent liabilities associated with the Cendant separation.

Other income, net increased $5 million for the nine months ended September 30, 2017 compared with the same period last year primarily from a $13 million non-cash gain resulting from the acquisition of a controlling interest in Love Home Swap at our destination network business partially offset by a $6 million reduction in business interruption claims received at our vacation ownership business.

Interest expense increased $13 million for the nine months ended September 30, 2017 compared with the same period last year due to the impact from of senior unsecured notes issued in March 2017, partially offset by the repayment of our 2.95% senior unsecured notes during March 2017.

During 2016, we incurred $11 million of debt-extinguishment expenses resulting from the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Our effective tax rates were 29.0% and 37.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease was principally due to (i) a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017, (ii) the impact of non-cash impairment charges primarily related to the write-down of undeveloped land during 2017, and (iii) a tax benefit associated with the recently adopted stock-based compensation pronouncement during 2017.

As a result of these items, net income attributable to Wyndham shareholders decreased $25 million as compared with nine months ended September 30, 2016.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2017 compared to September 30, 2016:

	Net Revenues			EBITDA
	2017	2016	% Change	2017		2016		% Change
Hotel Group	$1,011	$993	1.8	$312	(b)	$291	(f)	7.2
Destination Network	1,308	1,255	4.2	345	(c)	303	(g)	13.9
Vacation Ownership	2,171	2,089	3.9	356	(d)	512	(h)	(30.5)
Total Reportable Segments	4,490	4,337	3.5	1,013		1,106		(8.4)
Corporate and Other (a)	(63)	(58)	(8.6)	(111)	(e)	(97)	(i)	(14.4)
Total Company	$4,427	$4,279	3.5	$902		$1,009		(10.6)

Reconciliation of Net income attributable to Wyndham shareholders to EBITDA

				2017		2016
Net income attributable to Wyndham shareholders				$422		$447
Net income attributable to noncontrolling interest				1		1
Provision for income taxes				173		267
Depreciation and amortization				197		187
Interest expense				115		102
Early extinguishment of debt				—		11
Interest income				(6)		(6)
EBITDA				$902		$1,009

(a)	Includes the elimination of transactions between segments.

(b)
Includes $1 million of restructuring costs primarily focused on realigning its brand operations and $1 million of cost incurred in connection with the AmericInn acquisition which closed in October 2017.

(c)
Includes a $13 million non-cash gain resulting from the acquisition of a controlling interest in the Love Home Swap business, partially offset by $1 million of acquisition costs and $8 million of restructuring costs incurred in connection with enhancing organizational efficiency and rationalizing our operations.

(d)
Includes $135 million of non-cash impairment charges primarily related to the write-down of undeveloped land resulting from our decision to no longer pursue future development at certain locations and a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative.

(e)
Includes (i) $87 million of corporate costs, (ii) $24 million of costs associated with our planned spin-off of our hotel franchising business and the exploration of strategic alternatives for its European rental brands, (iii) $6 million of restructuring costs focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iv) a $6 million net benefit resulting from the resolution of and adjustment to certain contingent liabilities associated with the Cendant Separation.

(f)
Includes $7 million of costs associated with the anticipated termination of a management contract and $3 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(g)
Includes (i) a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela, (ii) $4 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and (iii) $1 million of acquisition costs.

(h)	Includes $6 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities.

(i)	Includes $96 million of corporate costs and $1 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

Hotel Group

Net revenues and EBITDA increased $18 million (1.8%) and $21 million (7.2%), respectively, during the nine months ended September 30, 2017 compared with the same period during 2016. Foreign currency translation unfavorably impacted revenues and EBITDA by $1 million and $2 million, respectively.
Royalty revenues increased $10 million and marketing and reservation fees (inclusive of Wyndham Rewards) increased $8 million compared to the prior year primarily due to a 2.7% increase in global system size and a 1.7% increase in global RevPAR. The growth in global RevPAR reflected a 2.9% increase in domestic RevPAR and a 1.0% increase in international RevPAR. The increase in international RevPAR was principally the result of a 2.2% increase in occupancy rates partially offset by a 1.2% decline in average daily rates. The growth in domestic RevPAR reflected a 1.9% increase in average daily rates and a 1.1% increase in occupancy rates.
Revenues were unfavorably impacted by the absence of $13 million of fees charged for our global franchise conference during 2016 which were fully offset by conference expenses. Revenues decreased $4 million and expenses declined $1 million, respectively, from our owned hotels compared to the prior year. Such decline in revenues was primarily due to lower RevPAR at our Rio Mar property, which we believe was the result of concerns over the Zika virus which intensified during the second quarter of 2016 and the impact of the recent hurricanes.
Revenues from other franchise fees increased $8 million primarily due to higher initial fees from property openings, partially offset by $2 million of related expenses. Hotel management reimbursable revenues decreased $7 million compared to the prior year due to property terminations. Ancillary services contributed an additional $16 million of revenues and $6 million of expenses due to growth in our co-branded credit card program.
In addition to the items discussed above, EBITDA was impacted by $16 million of higher expenses primarily associated with increases in employee-related and legal costs and $4 million of higher marketing and reservation expenses. Such expense increases were partially offset by the absence of a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2016 and $3 million of lower restructuring costs.

Destination Network

Net revenues and EBITDA increased $53 million (4.2%) and $42 million (13.9%), respectively, during the nine months ended September 30, 2017 compared with the same period during 2016. Foreign currency translation unfavorably impacted net revenues by $10 million and favorably impacted EBITDA by $1 million. EBITDA also reflected (i) the absence of a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016, (ii) a $13 million non-cash gain resulting from the acquisition of a controlling interest in the Love Home Swap business and (iii) $4 million of higher restructuring costs.

Our acquisitions contributed $35 million of incremental revenues (inclusive of $10 million of ancillary revenues) and $3 million of incremental EBITDA during the nine months ended September 30, 2017.

Net revenues generated from rental transactions and related services increased $42 million. Excluding $24 million of incremental vacation rental revenues from acquisitions and an $11 million unfavorable foreign currency translation impact, net revenues generated from rental transactions and related services increased $29 million principally due to a 3.8% increase in rental transaction volume. Average net price per vacation rental remained unchanged as increases across our brands were offset by higher growth in our more moderate product offerings.

Exchange and related service revenues remained unchanged as a 1.6% increase in exchange revenue per member was partially offset by a 1.4% decline in the average number of members.

In addition, EBITDA was unfavorably impacted by $20 million of higher costs associated with rental transaction volume growth and $6 million of higher property recruitment costs to drive growth in our vacation rental portfolio, partially offset by

$8 million of lower legal fees and the absence of a $2 million non-cash impairment charge related to the write-down of an equity investment during 2016.

Vacation Ownership

Net revenues increased $82 million (3.9%) and EBITDA decreased $156 million (30.5%) during the nine months ended September 30, 2017 compared with the same period of 2016. Foreign currency translation favorably impacted net revenues by $4 million and had no impact on EBITDA. In addition, EBITDA was unfavorably impacted by $140 million of non-cash impairment charges primarily related to the write-down of undeveloped land resulting from our decision to no longer pursue future development at certain locations.

Net VOI revenues increased $74 million compared to the same period last year primarily due to a $137 million (9.5%) increase in gross VOI sales, net of WAAM Fee-for-Service sales, which were partially offset by a $63 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of third parties encouraging customers to default on their timeshare loans. Gross VOI sales increased primarily due to (i) a 5.8% increase in tours which is primarily attributable to our continued focus on new owner generation and (ii) a 0.6% increase in VPG.

Commission revenues decreased $32 million compared to the prior year resulting from lower WAAM Fee-for-Service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory for VOI sales. Such decrease was partially offset in EBITDA by $25 million of lower expenses for such WAAM VOI sales.

Consumer financing revenues increased $16 million compared to the same period last year. Such increases were due to a higher weighted average interest rate earned on a larger average portfolio balance. Consumer financing interest expense decreased $1 million resulting from a decrease in the weighted average interest rate on our securitized debt to 3.5% from 3.6%. As a result, our net interest income margin increased to 84.2% compared with 83.1% during 2016.

Property management revenues increased $28 million compared to the prior year primarily due to higher reimbursable revenues and management fees. Such increase was partially offset in EBITDA by $20 million of higher expenses primarily due to an increase in reimbursable expenses.

In addition, EBITDA was unfavorably impacted by:

•	a $32 million increase in marketing costs due to our continued focus on new owner generation which typically carries a higher cost per tour;

•	$25 million of higher expenses primarily due to higher employee-related costs;

•	$23 million of higher sales and commission expenses primarily due to higher gross VOI sales;

•	$18 million of higher maintenance fees on unsold inventory;

•	$9 million of higher legal settlement expenses; and

•	$6 million of lower proceeds from business interruption claims.

Such decreases in EBITDA were partially offset by $6 million of lower restructuring charges.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $5 million during the nine months ended September 30, 2017 compared to 2016.
Excluding $24 million of separation costs related to the planned spin-off of our hotel franchising business and the exploration of strategic alternatives for our European rental brands, and $6 million of a net benefit resulting from the resolution and adjustment of certain liabilities associated with the Cendant Separation, Corporate expenses decreased $4 million.

RESTRUCTURING PLANS

During 2017, we recorded $15 million of restructuring charges, all of which were personnel-related and consisted of (i) $8 million at our Destination Network segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, (ii) $6 million at our corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iii) $1 million at our Hotel Group segment which primarily focused on realigning its brand operations. During the nine months ended September 30, 2017, we reduced our restructuring-charge liability by $9 million, of which $8 million was in cash payments and $1 million was through the issuance of Wyndham stock. The remaining liability of $6 million, as of September 30, 2017, is expected to be paid by the end of 2018. We anticipate annual net savings from such initiatives to be approximately $18 million.
During 2016, we recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities, including the closure of four vacation ownership sales offices. In connection with these initiatives, we initially recorded $12 million of personnel-related costs, a $2 million non-cash charge and $2 million of facility-related expenses. In 2016, we subsequently reversed $1 million of previously recorded personnel-related costs and reduced our liability with $5 million of cash payments. During the nine months ended September 30, 2017, we reduced our liability with $6 million of cash payments. The remaining liability of $2 million, as of September 30, 2017, is primarily related to leased facilities and is expected to be paid by the end of 2020.

We have additional restructuring plans which were implemented prior to 2016. The remaining liability of $1 million as of September 30, 2017, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2017	December 31, 2016	Change
Total assets	$10,261	$9,819	$442
Total liabilities	9,631	9,101	530
Total equity	630	718	(88)

Total assets increased $442 million from December 31, 2016 to September 30, 2017 primarily due to:

•
a $133 million increase in other current assets primarily due to a higher income tax receivable resulting from a tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations;

•	a $104 million increase in cash and cash equivalents primarily due to seasonality in our vacation rentals businesses;

•	a $95 million increase in goodwill primarily due to acquisitions at our destination network business and foreign currency translation; and

•	an $87 million increase in vacation ownership contract receivables.

Total liabilities increased $530 million from December 31, 2016 to September 30, 2017 primarily due to:

•	a $529 million increase in long-term debt primarily due to a decrease in our securitized vacation ownership debt, higher vacation ownership contract receivables and higher VOI inventory spending;

•	an $84 million increase in accrued expenses primarily due to higher employee costs across our businesses; and

•
a $71 million increase in deferred income taxes related to the impact of the internal restructuring discussed above and the installment sales of VOIs, partially offset by a non-cash impairment charge primarily related to the write-down of undeveloped land.

Such increases in liabilities were partially offset by a $140 million reduction in securitized debt.

Total equity decreased $88 million from December 31, 2016 to September 30, 2017 primarily due to $450 million of stock repurchases and $180 million of dividends, partially offset by $422 million of net income attributable to Wyndham shareholders and $105 million of foreign currency translation adjustments.

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

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of September 30, 2017, we had $944 million of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity under our revolving credit facility.

During the third quarter of 2017, we maintained U.S. and European commercial paper programs under which we could have issued unsecured commercial paper up to a maximum amount of $750 million and $500 million, respectively. As of September 30, 2017, we had $100 million of outstanding commercial paper borrowings, all under the U.S. program.

Our $450 million 2.50% senior unsecured notes are due in March 2018. Our intent is to refinance such notes with available capacity under our revolving credit facility.

Our current two-year securitized vacation ownership bank conduit facility, with borrowing capability through August 2018, has a total capacity of $650 million and available capacity of $68 million as of September 30, 2017. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but shall be no later than September 2019.

In order to increase vacation ownership bank conduit liquidity, we entered into a second securitized vacation ownership bank conduit facility in October 2017, with a term through January 2019 and a borrowing capacity of $750 million. This facility bears interest at variable rates based on commercial paper plus a spread or LIBOR rates plus a spread and has an advance rate of 85%.

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

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Cash provided by/(used in)
Operating activities	$666	$786	$(120)
Investing activities	(171)	(172)	1
Financing activities	(404)	(442)	38
Effects of changes in exchange rates on cash and cash equivalents	13	(11)	24
Net change in cash and cash equivalents	$104	$161	$(57)

Operating Activities

Net cash provided by operating activities decreased $120 million compared to 2016. Such decline reflects a $278 million increase in cash utilized for working capital (net change in assets and liabilities) primarily due to (i) the timing of income tax payments, (ii) an increase in vacation ownership contract receivables resulting from higher originations and (iii) increased spending on vacation ownership development projects. Net income adjusted for non-cash items increased cash from operations by $158 million.

Investing Activities

Net cash used in investing activities was essentially unchanged.

Financing Activities

Net cash used in financing activities decreased $38 million primarily due to $208 million of higher net proceeds from non-securitized debt and $22 million of lower share repurchases. Such decreases were partially offset by (i) $137 million of higher net payments on securitized vacation ownership debt, (ii) $35 million of higher net payments in connection with vacation ownership inventory arrangements and (iii) $15 million of higher dividend payments to shareholders.

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

We expect to generate annual net cash provided by operating activities less property and equipment additions (which we also refer to as capital expenditures) of approximately $700 million to $725 million during 2017. We anticipate net cash provided by operating activities of approximately $900 million and net cash used for capital expenditures of $180 million to $200 million during 2017. Net cash provided by operating activities less capital expenditures amounted to $782 million during 2016, which is comprised of net cash provided by operating activities of $973 million less capital expenditures of $191 million. Foreign currency translation unfavorably impacted cash provided by operating activities during 2016. We believe net cash provided by operating activities less capital expenditures is a useful operating performance measure to evaluate the ability of our operations to generate cash for uses other than capital expenditures and, after debt service and other obligations, our ability to grow our business through acquisitions, development advances and equity investments, as well as our ability to return cash to shareholders through dividends and share repurchases.

During the nine months ended September 30, 2017, we spent $191 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2017, we anticipate spending $230 million to $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five-year period 2017 through 2021 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

We spent $125 million on capital expenditures during the nine months ended September 30, 2017, primarily on information technology enhancement projects and renovations of central facilities and chalets at our Landal GreenParks business.

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

Stock Repurchase Program

On August 20, 2007, our Board of Directors (the “Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased repurchase capacity by $78 million since the inception of this program.

Under our current stock repurchase program, we repurchased 4.9 million shares at an average price of $91.81 for a cost of $450 million during the nine months ended September 30, 2017. From August 20, 2007 through September 30, 2017, we repurchased 93 million shares at an average price of $51.47 for a cost of $4.8 billion.

As of September 30, 2017, we have repurchased under our current and prior stock repurchase programs, a total of 118 million shares at an average price of $47.39 for a cost of $5.6 billion since our separation from Cendant.

During the period October 1, 2017 through October 24, 2017, we repurchased an additional 0.3 million shares at an average price of $108.18 for a cost of $34 million. We currently have $1.3 billion of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During each of the quarterly periods ended March 31, June 30, and September 30, 2017, we paid cash dividends of $0.58 per share ($184 million in aggregate). During each of the quarterly periods ended March 31, June 30, and September 30 2016, we paid cash dividends of $0.50 per share ($169 million in aggregate).

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

Financial Obligations
Long-Term Debt Covenants
The revolving credit facility and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2017, our consolidated interest coverage ratio was 9.7 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreement). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2017, our consolidated leverage ratio was 2.7 times. Covenants in the credit facility and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in this credit facility include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of September 30, 2017, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and the bank conduit facility contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2017, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its receivables through (i) an asset-backed bank conduit facility and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us.

We believe that our bank conduit facility, with a term through August 2018 and a total capacity of $650 million, and our new bank conduit facility entered into in October 2017, with a term through January 2019 and a total capacity of $750 million, combined with our ability to access our revolving credit facility, should provide sufficient liquidity for our expected sales pace of VOIs. As of September 30, 2017, we had $68 million of availability under our asset-backed bank conduit facility and an additional $944 million of availability under our revolving credit facility to support our financing needs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $546 million outstanding as of September 30, 2017. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

In connection with our vacation ownership inventory sale transactions which have conditional rights and conditional obligations to repurchase the completed properties, we are required to maintain an investment grade credit rating from at least one rating agency. If at any time we fail to maintain such a rating, we are required to post collateral in favor of the development partner in an amount equal to the remaining obligation under the agreements.

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

Our senior unsecured debt is rated Baa3 with a “negative watch” by Moody’s Investors Service and BBB- with a “negative watch” by both Standard and Poor’s and Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

Our credit ratings could be affected by the spin-off transaction, our pursuit of strategic alternatives for our European rentals business or other factors.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, commission income earned from renting vacation properties, annual membership fees, exchange and member-related transaction fees and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest, combined with a compressed booking window. Revenues from vacation exchange fees are generally highest in the first quarter, which is when many members of our vacation exchange business plan and book their vacations for the year. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings or cash flows in any given reporting period. As of September 30, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $72 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/17- 9/30/18	10/1/18- 9/30/19	10/1/19- 9/30/20	10/1/20- 9/30/21	10/1/21- 9/30/22	Thereafter	Total
Securitized debt (a)	$192	$669	$159	$170	$181	$630	$2,001
Long-term debt (b)	506	39	638	544	658	1,515	3,900
Interest on debt (c)	198	183	168	131	99	182	961
Operating leases	84	68	55	43	35	182	467
Purchase commitments (d)	221	108	43	36	28	27	463
Inventory sold subject to conditional repurchase (e)	105	69	38	56	30	—	298
Separation liabilities (f)	3	13	—	—	—	—	16
Total (g) (h)	$1,309	$1,149	$1,101	$980	$1,031	$2,536	$8,106

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)
Includes $464 million of senior unsecured notes due during the first quarter of 2018, which we intend to refinance on a long-term basis and have the ability to do so with available capacity under our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(d)
Includes (i) $151 million for information technology activities, (ii) $136 million relating to the development of vacation ownership properties, of which $86 million was included within total liabilities on the Condensed Consolidated Balance Sheet and (iii) $87 million for marketing-related activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 6 – Inventory for further detail) of which $93 million was included within total liabilities on the Condensed Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation (See Note 19 – Cendant Separation and Transactions with Former Parent and Subsidiaries for further details).

(g)
Excludes a $45 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2017 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $4 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our commercial paper, term loan, senior unsecured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was approximately $1.9 billion at September 30, 2017. A 100 basis point change in the underlying interest rates would result in an approximately $19 million increase or decrease in our annual interest expense.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2017, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 12 Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions applicable to our business.

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

On August 2, 2017, we announced our plan to spin-off our hotel business that will result in our business becoming two independent, publicly-traded companies. We expect the spin-off to be completed in the first half of 2018. The spin-off will be subject to final approval by our Board of Directors, effectiveness of a Form 10 Registration Statement filing with the U.S. Securities and Exchange Commission, execution of intercompany agreements, arrangements of financing facilities and other customary conditions. The transaction is intended to be tax-free for us and our shareholders for U.S. federal income tax purposes. We also announced our intention to explore strategic alternatives for our European rental brands.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2017	468,784	$102.39	468,784	$392,482,448
August 2017	394,343	$98.80	394,343	$353,521,417
September 2017	620,069	$101.77	620,069	$290,418,241
Total	1,483,196	$101.18	1,483,196	$290,418,241
(*) Includes 95,078 shares purchased for which the trade date occurred during September 2017 while settlement occurred during October 2017.
On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the program eight times, most recently on October 23, 2017 for $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion.
During the period October 1, 2017 through October 24, 2017, we repurchased an additional 0.3 million shares at an average price of $108.18. We currently have $1.3 billion of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: October 25, 2017	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: October 25, 2017	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Amendment No. 6 to Employment Agreement with Stephen P. Holmes, dated July 31, 2017
10.2*	Employment Agreement with David B. Wyshner, dated as of August 1, 2017
10.3*	Amendment No. 1 to Employment Agreement with Gail Mandel, dated August 2, 2017
10.4*	Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017
12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report