Form 10-K
period 2017-12-31
WYNDHAM WORLDWIDE CORP
filed 2018-02-20
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017, was $10,172,714,424. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2018, the registrant had outstanding 99,723,476 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

ITEM 1.    BUSINESS
OVERVIEW
Wyndham Worldwide
We are one of the world’s largest hospitality companies, offering travelers a wide range of hospitality services and products through our global portfolio of world-renowned brands. The hospitality industry is a major component of the travel industry, which is one of the largest retail industry segments of the global economy. Our portfolio of brands has a significant presence in many major hospitality markets in the United States and throughout the world and are uniquely positioned to provide travelers access to a large assortment of travel accommodations and destinations. Our brands include: Wyndham Hotels and Resorts, Ramada, Days Inn, Super 8, Howard Johnson, Wingate by Wyndham, Microtel Inns & Suites by Wyndham, TRYP by Wyndham, Dolce Hotels and Resorts, RCI, Wyndham Vacation Rentals, Wyndham Vacation Resorts, Shell Vacations Club and WorldMark by Wyndham.
During the third quarter of 2017, we decided to explore strategic alternatives for our European vacation rentals business, which was previously part of our Wyndham Destination Network segment, and in the fourth quarter of 2017, we commenced activities to facilitate the sale of this business. As a result, for all periods presented, we have classified the results of operations for our European vacation rentals business as discontinued operations in the Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the Consolidated Balance Sheets. All results and information presented exclude our European vacation rentals business unless otherwise noted (see Note 3 - Discontinued Operations in the Notes to Consolidated Financial Statements).
On February 15, 2018, we entered into an agreement for the sale of our European vacation rentals business for approximately $1.3 billion. In conjunction with the sale, the European vacation rentals business will also enter into a 20-year agreement under which it will pay a royalty fee of 1% of net revenue to Wyndham’s hotel business for the right to use the by “Wyndham Vacation Rentals” endorser brand. In addition, the European vacation rentals business will also participate as a redemption partner in the Wyndham Rewards loyalty program. We have also agreed to provide certain post-closing credit support in order to ensure that the buyer meets the requirements of certain service providers and regulatory authorities. The agreement is subject to certain closing conditions and regulatory approval and is expected to be completed in the second quarter of 2018.

Our continuing operations are grouped into three segments: Hotel Group, Destination Network and Vacation Ownership.

•
Wyndham Hotel Group is the world’s largest hotel company based on the number of properties, with 8,422 affiliated hotels and over 728,000 hotel rooms worldwide. We franchise in the upscale, upper midscale, midscale, economy and extended stay segments with a concentration in economy brands. We also provide property management services for full-service and select limited-service hotels. This is predominantly a fee-for-service business that produces recurring revenue streams with steady cash flow and low capital investment requirements.

•
Wyndham Destination Network operates the world’s largest vacation exchange network, with approximately 3.9 million members, and is a leading provider of professionally managed vacation rentals in North America. Our vacation exchange business has relationships with over 4,300 vacation ownership resorts located in 110 countries and territories, and our vacation rentals business offers North American-based rental properties in nearly 50 destinations. This is primarily a fee-for-service business that provides stable revenue streams and produces strong cash flow.

•
Wyndham Vacation Ownership is the world’s largest timeshare (also known as vacation ownership) business based on the number of resorts, units, owners and revenues, with 221 resorts and over 878,000 owners. We develop and market Vacation Ownership Interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts.

Our business segments generate a diversified revenue stream and high free cash flow. Approximately 57% of our revenues are generated from our fee-for-service businesses. We derive our fee revenues principally from (i) franchise fees received from hotels for use of our brand names and providing marketing and reservation activities, (ii) providing property management services to hotels and vacation ownership resorts, (iii) providing vacation exchange and rentals services and (iv) providing services under our Wyndham Asset Affiliation Model (“WAAM”) in our timeshare business. The remainder of our revenue comes primarily from the sale of VOIs and related financing.

Our European vacation rentals business, which is classified as a discontinued operation, offers guests access to over 110,000 vacation rentals properties, including cottages, city apartments, holiday park lodges, bungalows, holiday camping sites and boats located in more than 30 countries primarily in Europe, as well as other parts of the world. We primarily market vacation rentals properties that are owned by third parties.

How we create value for our shareholders

Our mission is to increase shareholder value by offering the widest ranges of places to stay thereby allowing customers to experience travel the way they want. Our collective brands provide travelers with more than 129,000 places to stay in over 110 countries and territories on six continents. Our strategies to achieve these objectives are to:

•	Strategically allocate capital to expand our fee-for-service business models;

•	Increase cash flow and profitability through superior execution;

•	Develop innovative services and products to meet the evolving needs of customers; and

•	Further develop our world-class capabilities by strengthening our brands, attracting and developing the best talent and investing in technology.

We provide value-added services and products and also support and promote green and diversity initiatives to enhance the travel experience of the individual consumer and to drive revenues to our business customers.

In 2017, we announced our intent to spin-off our hotel business, which will result in our operations being held by two separate, publicly-traded companies. The two public companies intend to enter into long-term exclusive license agreements to retain their affiliation with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. The transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. The transaction will be effected through a pro rata distribution of the new hotel company’s stock to our shareholders and is expected to be completed in the second quarter of 2018.

All of our businesses have both domestic and international operations. During 2017, we derived 87% of our revenues in the United States and 13% internationally (approximately 1% in Europe and 12% in all other international regions). For a discussion of our segment revenues, profits, assets and geographical operations, see Note 22 - Segment Information to the Consolidated Financial Statements included in this Annual Report.

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

Our portfolio of well-known hospitality brands was assembled over the past twenty-eight years. The following is a timeline of some of our acquisitions:

1990	1992	1993	1996
Howard Johnson	Days Inn	Super 8	Resort Condominiums International (RCI)
Ramada (United States)			Travelodge North America
2001	2002	2004	2005
Wyndham Vacation Resorts	WorldMark by Wyndham	Ramada International	Wyndham Hotels and Resorts

2006	2008	2010	2011
Baymont Inn and Suites	Microtel Inns and Suites by Wyndham	ResortQuest	The Resort Company
	Hawthorn Suites by Wyndham	TRYP by Wyndham	Bahama Bay/Caribe Cove

2012	2013	2014	2015
Shell Vacations Club	Midtown 45, NYC Property	Raintree Vacation Club (5 Properties)	Dolce Hotels and Resorts
Wyndham Grand Rio Mar Hotel		Shoal Bay Resort	Vacation Palm Springs
Oceana Resorts		Hatteras Realty, Inc.	Sea Pearl Resorts
Smoky Mountain Property Management			ResortQuest Whistler
2016	2017
Fen Hotels	AmericInn
	Love Home Swap
	DAE Global Pty Ltd

BUSINESS DESCRIPTIONS
The following is a description of each of our three business segments, Wyndham Hotel Group, Wyndham Destination Network and Wyndham Vacation Ownership, and the industries in which they compete.

WYNDHAM HOTEL GROUP
Hotel Industry
Regions
The global hotel industry consists of approximately 178,000 hotels with combined annual revenues of approximately $479 billion. This represents over 16.3 million rooms, of which approximately 54% are affiliated with a brand. The industry is geographically concentrated with the top 20 countries accounting for over 84% of total rooms.

The regional distribution of the hotel industry consists of the following (according to Smith Travel Research Global (“STR”)):

		Room Supply	Revenues	Brand
Region	Hotels	(millions)	(billions)	Affiliation
United States/Canada	60,990	5.6	$157	70%
Europe	68,329	4.7	156	40%
Asia Pacific	35,551	4.6	120	53%
Latin America/Middle East	13,354	1.5	46	45%

Business Models
Companies in the hotel industry operate primarily under one of the following business models:

•
Franchise - Under the franchise model, a company typically grants the use of a brand name to a hotel owner in exchange for royalty fees that are typically a percentage of room sales. Since the royalty fees are a recurring revenue stream and the cost structure is relatively low, the franchise model yields high margins and steady, predictable cash flows. As of December 31, 2017, we had 8,304 franchised properties in our hotel portfolio.

•
Management - Under the management model, a company provides professional oversight and comprehensive operations support to hotel owners in exchange for base management fees that are typically a percentage of hotel revenue. A company can also earn incentive management fees which are tied to the financial performance of the hotel. As of December 31, 2017, we had 116 managed properties in our hotel portfolio.

•
Ownership - Under the ownership model, a company owns hotels and bears all financial risks and rewards relating to the hotel, including appreciation and depreciation in the value of the property. As of December 31, 2017, we had two owned hotels in our portfolio.

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

•
Revenue per available room, or RevPAR - RevPAR is calculated by multiplying ADR by the average occupancy rate; it is the average price of a room multiplied by the percentage of rooms occupied. RevPAR is the primary metric used by our management to track the performance of our hotels, and it allows us to compare performance across regions, segments and brands.

•	System growth - System growth is derived from the number of gross rooms opened less rooms terminated during the year. System growth provides a measure for the number of rooms added to our portfolio.

The United States is the largest country in the global lodging market with approximately 33% of global room revenues. The following table displays trends in the key revenue metrics for the U.S. lodging industry over the last six years:

Year	Occupancy	ADR	RevPAR (*)
2012	61.4%	106.05	65.13
2013	62.3%	110.03	68.51
2014	64.4%	115.14	74.12
2015	65.4%	120.30	78.68
2016	65.5%	123.97	81.19
2017	65.9%	126.72	83.57

(*) RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.
Sources: STR (2012-2017), PricewaterhouseCoopers (“PwC”) (2017).

The U.S. lodging industry experienced positive RevPAR performance over the prior year primarily resulting from higher ADR and an increase in U.S. occupancy of 0.6% to 65.9% in 2017. During 2017, ADR grew 2.2% to $126.72. As a result of the ADR gain, the U.S. lodging industry experienced RevPAR growth of 2.9% in 2017.

Segment Descriptions
Performance in the U.S. lodging industry is evaluated based upon chain scale segments, which are generally defined as follows:

•
Luxury - typically offers first-class accommodations and an extensive range of on-property amenities and services, including restaurants, spas, recreational facilities, business centers, concierges, room service and local transportation (shuttle service to airport and/or local attractions). ADR is normally greater than $210 for hotels in this category.

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

Wyndham Hotel Group Overview
Wyndham Hotel Group is the world’s largest hotel franchisor based on number of properties, with 8,422 franchised hotels and over 728,000 hotel rooms worldwide, and is a leader in the economy segment. Our franchise business is easily adaptable to changing economic environments due to low operating cost structures. This, in combination with recurring fee streams, yields high margins and predictable cash flows. Ongoing capital requirements are relatively low and mostly limited to technology expenditures which support core capabilities. We may employ key money incentives and other forms of financial support to generate new business and to assist franchisees and hotel owners in converting to one of our brands or building new hotels under a Wyndham Hotel Group brand.

Our owned hotel portfolio currently consists of the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico (“Rio Mar hotel”) and the Wyndham Grand Orlando Bonnet Creek (“Bonnet Creek hotel”). Both hotels represent mixed-use opportunities which allow us to introduce our hotel guests to the vacation ownership product.

The following table provides operating statistics for each brand in our system as of and for the year ended December 31, 2017:

Brand	Primary Segment (a)	Total Hotels	Rooms
			Total	North America (b)	Latin America	EMEA	Asia/Pacific	RevPAR
	Economy	2,867	178,690	105,187	350	627	72,526	$27.73
	Economy	1,773	142,460	121,371	387	3,811	16,891	35.77
	Midscale	850	118,875	51,165	4,499	26,400	36,811	38.94
	Upscale	267	58,499	26,395	10,294	7,450	14,360	60.26
	Economy	356	42,250	19,480	2,756	243	19,771	31.45
	Midscale	483	38,301	38,183	118	—	—	38.20

	Economy	436	31,615	31,615	—	—	—	37.80
	Economy	337	24,420	22,868	595	—	957	41.24
	Economy	362	22,006	22,006	—	—	—	23.67
	Upper Midscale	118	17,131	614	2,873	13,233	411	55.49
	Midscale	154	14,104	13,928	176	—	—	56.37
	Midscale	110	10,690	9,986	—	704	—	54.52
	Midscale	202	11,877	11,877	—	—	—	43.71
	Upper Upscale	64	10,429	1,827	—	8,602	—	68.02
	Upper Upscale	20	4,621	3,421	—	1,200	—	84.37
	Upper Midscale	13	1,621	—	1,621	—	—	63.95
	Upper Midscale	10	606	—	606	—	—	56.76
Total		8,422	728,195	479,923	24,275	62,270	161,727	$37.63

(a)
This reflects the primary chain scale segments served using the STR Global definition and method as of December 31, 2017. STR Global is U.S.-centric and categorizes a hotel chain, or brand, based on ADR in the United States. We utilized these chain scale segments to classify our brands both in the United States and internationally.

(b)	Comprised of United States, Canada and Puerto Rico.

The following table depicts our geographic distribution and key operating statistics by region:

	# of	# of
Region	Properties	Rooms	Occupancy	ADR	RevPAR (a)
United States (b)	5,726	440,132	53.4%	$76.86	$41.04
Canada	509	39,791	52.6%	82.60	43.41
Europe/Middle East/Africa	433	62,270	64.7%	76.36	49.38
Asia/Pacific (c)	1,556	161,727	57.3%	38.71	22.17
Latin America	198	24,275	53.3%	69.33	36.96
Total	8,422	728,195	55.1%	68.24	37.63

(a)	RevPAR may not recalculate by multiplying occupancy by ADR due to rounding.

(b)	Includes properties located in Puerto Rico.

(c)	China represents 90% of the total region with the majority of our hotels in China being under master franchise agreements.

The number of hotel group properties and rooms in operation by primary chain scale segment is as follows:

	As of December 31,
	2017		2016		2015
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Economy	6,131	441,441	6,069	439,887	5,941	431,885
Midscale	1,799	193,847	1,562	180,085	1,502	174,753
Upper Midscale	205	29,787	136	18,541	121	17,355
Upscale	267	58,499	247	54,143	225	48,753
Upper Upscale	20	4,621	21	4,951	23	5,296
Total	8,422	728,195	8,035	697,607	7,812	678,042

These chain scale segments are utilized to classify our brands in the North America region. For illustrative purposes, we also reflected our international properties and rooms under these categories.

The number of hotel group properties and rooms changed as follows:

	As of December 31,
	2017		2016		2015
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	8,035	697,607	7,812	678,042	7,645	660,826
Additions (*)	886	80,875	664	62,401	643	65,807
Terminations	(499)	(50,287)	(441)	(42,836)	(476)	(48,591)
Ending balance	8,422	728,195	8,035	697,607	7,812	678,042

(*)	During 2017, 61% of our room additions were conversions. Acquisitions accounted for 11,877 and 2,171 room additions during 2017 and 2016, respectively.

In our franchising business, we seek to generate revenues for our hotel owners through our strong, well-known brands and the delivery of services such as marketing, information technology, revenue management, training, operations support, strategic sourcing and guest services.
Revenues
The sources of our revenues from franchising hotels include (i) ongoing franchise fees, which are comprised of royalty, marketing and reservation fees, (ii) initial franchise fees which relate to services provided to assist a franchised hotel to open for business under one of our brands and (iii) other service fees. Royalty fees are intended to cover the use of our trademarks. Marketing and reservation fees are intended to reimburse us for expenses associated with operating reservations systems, e-commerce channels including our brand.com websites and access to third-party distribution channels, such as online travel agents (“OTAs”), advertising and marketing programs, global sales efforts, operations support, training and other related services. Other service fees include fees derived from providing ancillary services and are generally intended to reimburse us for direct expenses associated with providing these services.

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

Reservation Booking Channels
A majority of our economy and midscale hotels are located on highway roadsides for convenience of travelers; therefore, a significant portion of room nights sold are on a walk-in or direct-to-hotel basis. We believe their choice of hotel is influenced by the reputation and general recognition of our brand names.

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

For guests who choose to book their hotel stay in advance through our distribution platform, we booked over $4 billion in room revenue on behalf of hotels within our system (including bookings under our global sales agreements). This represents 50% of total room revenues at these hotels, compared to 48% during 2016.

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

As part of our strategy to bring industry-leading technology to our hotel owners, we are currently migrating our multiple reservations systems to Sabre Corporation’s SynXis Central Reservations solution. This web-based solution provides our hotel owners with distribution of rates and inventory through online and offline distribution channels; connectivity to global distribution systems, online travel agents, website and mobile booking engines; and seamless integration of property, revenue management, loyalty and content systems, providing holistic views of hotel guests and revenue. As of December 31, 2017, eleven of our twenty hotel brands have migrated to SynXis Central Reservations. The remainder of our portfolio is expected to migrate in 2018.

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

Loyalty Program

Building a robust loyalty program is critical to delivering our value proposition to our hotel owners. In May 2015, we launched a newly redesigned Wyndham Rewards program offering members a more generous points earning structure along with a flat, free-night redemption rate, the first of its kind for a major rewards program.

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

Wyndham Rewards is the largest lodging loyalty program as measured by number of participating hotels in the lodging industry. Members earn points by staying in one of our participating branded hotels or by purchasing everyday services and products using a co-branded Wyndham Rewards credit card. Points may be redeemed for a variety of reward options, including airline travel, resort vacations, event tickets, gift certificates for leading retailers and restaurants, and more. Members can also redeem points (“go free”) or a combination of points plus cash (“go fast”) for free-night hotel stays. During 2016, we introduced four distinct member levels to the Wyndham Rewards program (Blue, Gold, Platinum and Diamond) that provide members with additional benefits that increase by level. During 2017, 86% of all points redeemed were for go free and go fast awards, demonstrating the impact of the program in driving additional stays to our hotel owners. As part of our “Blue Thread” initiative, we expanded our global Rewards program during 2016 by allowing points to be redeemed at over 20,000 Wyndham Vacation Ownership resorts and Wyndham Destination Network properties.

Marketing, Sales and Revenue Management Services
Our brand and field marketing teams develop and implement global marketing strategies for each of our hotel brands. While brand positioning and strategy are generated from our U.S. headquarters, we have seasoned marketing professionals positioned around the globe to modify and implement these strategies on a local market level. Our marketing efforts communicate the unique value proposition of each of our individual brands, and are designed to build consumer awareness and drive business to our hotels, either directly or through our own reservation channels.

We deploy a variety of marketing strategies and tactics depending on the needs of the specific brand and local market, including online advertising, social media marketing, traditional media planning and buying (radio, television and print), creative development, promotions, sponsorships and highly targeted direct marketing. Our Best Available Rate guarantee gives consumers confidence to book directly with us by guaranteeing the same rates regardless of whether they book through our call centers, websites or other third-party channels. Our marketing strategy allows us to better optimize the efficiency of our advertising dollars by strategically grouping brands together for select initiatives with the goal of driving more customers to our proprietary websites and our loyalty program. These efforts drive tens of millions of consumer impressions.

Our global sales organization leverages the size and diversification of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a broad range of hotel guests including corporate business travel clients, corporate group clients, association markets, consortium and travel agent clients, wholesale leisure clients, social group clients, and specialty markets such as trucking companies and travel clubs. With over 8,000 hotels throughout the world, we are able to find more complete solutions for a client/company whose travel needs range from economy to upscale brands. Our Dolce Hotels and Resorts (“Dolce”) brand provides Wyndham with a portfolio of hotels that primarily cater to meeting and conference functions. In order to leverage multidimensional customer needs for our hotels, the sales team is deployed globally in key markets within Europe, Latin America, India, Canada, China, Singapore, Australia, the Middle East and the United States.

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

A key element of our value proposition to franchisees is reservation delivery and profit optimization. Our cloud-based, web-enabled, state-of-the-art technology platform, which includes a fully integrated property management, reservation and revenue management system, is provided to all our franchisees at an affordable price. Our scale enables franchisees to take advantage of attractive pricing, and this cloud-based solution eliminates the need for our franchisees to purchase or maintain an on-site server, which traditionally has been a significant cost to hotel owners. Our platform simplifies the revenue management process by automatically analyzing each hotel’s booking data on a daily basis, recognizing trends and patterns, and providing our hotel owners with rate and inventory management recommendations to help optimize the hotel’s demand. Our hotel owners are able to more effectively manage their pricing and inventory, connect to a wider range of global distribution partners, utilize a broad array of currency and language capabilities and have access to a fully integrated customer profile and history tied into our Wyndham Rewards program. We completed our migration of more than 4,500 of our franchised hotels to this new technology platform in 2017.

Franchise Development
Our franchise development team consists of over 100 professionals in locations throughout the world, including Europe, Latin America, India, China, Australia, the Middle East and the United States. Our development team is focused on growing our franchise business, and their efforts typically target existing franchisees as well as hotel developers, owners of independent hotels and owners of hotels leaving competitor brands.

In addition, our development team is focused on growing our management business, particularly in the top 25 U.S. markets, with properties and hotel owners who will raise the profile and performance of our hotel brands. Our hotel management business gives us access to development opportunities beyond pure-play franchising transactions. When a hotel owner is seeking both a brand and a manager, we are able to couple these services into one offering.

The number of hotel group properties and rooms in our pipeline as of December 31, 2017 is as follows:

	U.S.*		International		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Conversions	399	37,384	98	9,805	497	47,189
New Construction	264	25,408	396	75,580	660	100,988
Total	663	62,792	494	85,385	1,157	148,177

* Includes Puerto Rico.

Many of our hotel conversions are not captured in our pipeline statistics as the period from signing the contract to flagging the hotel often occurs within the same quarter.

In North America, we generally employ a direct franchise model whereby we contract with and provide various services directly to hotel owners. Under our direct franchise model, we principally market our hotel group brands to hotel developers, owners of independent hotels, and hotel owners who have the right to terminate their existing franchise affiliations with other hotel brands. We also market franchises to existing franchisees since many own, or may own in the future, other hotels that can be converted to one of our brands. Our standard franchise agreement grants a franchisee the right to non-exclusive use of the applicable franchise system in the operation of a single hotel at a specified location, typically for a period of 10 to 20 years. It also gives the franchisor and franchisee certain rights to terminate the franchise agreement before its end date under certain circumstances, such as upon the lapse of a certain number of years after commencement of the agreement. Early termination options in these agreements give us the flexibility to terminate franchised hotels if business circumstances warrant. We also have the right to terminate a franchise agreement for failure by a franchisee to bring its property into compliance with contractual or quality standards within specified periods of time, pay required franchise fees or comply with other requirements of the agreement.

While we generally employ a direct franchise model in North America, we currently own two hotels, the Bonnet Creek hotel, which is situated in our Bonnet Creek vacation ownership resort near the Walt Disney World resort in Florida, and the Rio Mar hotel oceanfront property that includes premier restaurants, a spa, casino, golf course, and comprehensive business center, which is located in Rio Grande, Puerto Rico. Both of these hotels are mixed-use properties consisting of both hotel and timeshare components. These mixed-use properties enable us to leverage the synergies of our owned hotels and vacation ownership elements and provide us with opportunities to generate cross-product interest by exposing our hotel guests to the vacation ownership product. Additionally, under our mixed-use business model, we are able to provide our hotel guests and VOI owners with higher-quality amenities.

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

Franchise agreements in regions outside of North America may carry a lower fee structure based on the services we are prepared to provide in that particular region. Under our master franchise model we typically market our hotel group brands to third parties that assume the principal role of franchisor, which involves selling individual franchise agreements and providing quality assurance, marketing assistance and reservations support to franchisees. Since we provide only limited services to master franchisors, the fees we receive in connection with these agreements are typically lower than the fees we receive under a direct franchising model. Master franchise agreements, which are individually negotiated and vary among our brands, typically contain provisions that permit us to terminate the agreement if the other party fails to meet specified development schedules.

Strategies

Our strategy is to grow our profitability and create long-term shareholder value by:

•	attracting, retaining and developing franchisees;

•	“elevating the economy experience”;

•	expanding our presence in the midscale space and beyond; and

•	growing our footprint in the new and existing international markets

Seasonality
Franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters of any calendar year. This is due to increased leisure travel and the related ability to charge higher ADRs during these months.

Competition
We encounter competition among hotel franchisors and lodging operators. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our franchised hotels and by the scale of our franchisee base. Our franchise system is dispersed among 5,727 franchisees, which reduces our exposure to any one franchisee. Our three master franchisors in China account for 16% of our franchised hotels. Apart from these relationships, no one franchisee accounts for more than 1% of our franchised hotels.

WYNDHAM DESTINATION NETWORK

Industry

A large segment of leisure travel is delivered through non-hotel accommodations that include vacation ownership exchange and vacation rentals. These non-hotel accommodations provide leisure travelers access to a wide variety of leisure options that include vacation ownership resorts, privately-owned vacation homes, apartments and condominiums.

Vacation exchange is a fee-for-service industry that offers services and products to timeshare developers and owners. To participate in a vacation exchange, a timeshare owner deposits his or her interval from a resort or points from his or her club into a vacation exchange company’s network and receives the opportunity to use another owner’s interval at a different destination. The vacation exchange company assigns a value to the owner’s deposit based upon a number of factors, including supply and demand for the destination, size of the timeshare unit, dates of the interval and the amenities at the resort. Vacation exchange companies generally derive revenues by charging fees for facilitating vacation exchanges and through annual membership dues. In 2016, 30% of global timeshare owners (or 6.1 million) were vacation exchange members, and they completed approximately 2.8 million vacation exchanges.

Vacation ownership clubs, such as Club Wyndham Plus, WorldMark by Wyndham, Hilton Grand Vacations and Disney Vacation Club, give members the option to exchange both internally, within their collection of resorts, or externally through vacation exchange networks such as RCI. These types of clubs have been the largest driver of vacation ownership industry growth over the past several years. This long-term trend has a positive impact on the average number of members, but a negative effect on the number of vacation exchange transactions per member and revenue per member as members exchange more often within their club.

Wyndham Destination Network Overview

We operate the world’s largest vacation exchange network based on the number of members and are a leading provider of professionally managed vacation rentals in North America. Our mission is to send people on the vacation of their dreams and, during 2017, we sent approximately 7 million people to their desired destinations. Through our industry-leading tools, expertise and brands, we create connections between suppliers and guests to maximize supplier utilization and guest experience. We are largely a fee-for-service business with strong and predictable cash flows.

Our programs serve a member base of timeshare, fractional and whole-unit owners who want flexibility and variety in their travel plans each year. Through our collection of vacation exchange brands, we have approximately 3.9 million member families. We generally retain over 85% of our RCI members each year. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a 1 or 2 year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels. Club and corporate members receive the benefit of our vacation exchange program as part of their ownership with enrollment and renewals paid for by the developer. Members receive periodicals published by us and, for additional fees, use the applicable vacation exchange program and other services that provide members the ability to protect trading power or points, extend the life of a deposit, combine two or more deposits for the opportunity to exchange into intervals with higher trading power, and book travel services.

Our vacation exchange business has relationships with over 4,300 vacation ownership resorts in 110 countries and territories, located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa and the Asia Pacific region. We tailor our strategies and operating plans for each region where we have, or seek to develop, a substantial member base.

Our vacation exchange business derives the majority of its revenues from annual membership dues and fees for facilitating vacation exchanges and rentals. We also generate revenue from: (i) additional services, programs with affiliated resorts, club servicing and loyalty programs and (ii) additional products that provide members the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. No one customer, developer or group accounts for more than 8% of our revenues.
Performance in our vacation exchange business is measured by the following key operating statistics:

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

We also derive revenues from our North American vacation rentals business from (i) commissions earned on the rental of vacation rental properties on behalf of independent owners and (ii) additional property management services delivered to property owners, vacation rental guests and homeowners’ associations.
Brands

We operate under the following brands:

RCI. Founded in 1974, RCI operates the world’s largest vacation ownership weeks-based vacation exchange network, RCI Weeks, and provides members with the ability to exchange week-long intervals in units at their home resort for intervals at comparable resorts. RCI also operates the world’s largest vacation ownership points-based vacation exchange network, RCI Points. This program allocates points to use rights that members cede to the vacation exchange program. Members may redeem their points for the use of vacation properties for the duration they chose in our vacation exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. When intervals are exchanged for these other services and products, RCI obtains the rights from that member’s deposits and may rent vacation properties in order to recoup the expense of providing these other services and products. RCI also offers enhanced membership tiers (Gold and Platinum), which provide additional benefits to weeks and points members.

The Registry Collection. Established in 2002, The Registry Collection vacation exchange program is the industry’s largest and first global vacation exchange network of luxury vacation accommodations. The luxury vacation accommodations in our network include fractional ownership resorts, higher-end vacation ownership resorts, condo-hotels and yachts. The Registry Collection Program allows members to exchange their intervals for the use of other luxury vacation properties within the network for a fee and also offers access to other services and products at member preferred rates, such as cruises, yachts, adventure travel, hotels and other accommodations.
DAE. Founded in 1997, DAE is a leading direct-to-consumer model of vacation exchange with global operations. This member-direct vacation exchange program is open to all timeshare owners, regardless of the resort where they own. DAE offers weeks, points and club owners a simple exchange system with modest support services so they can enjoy resort style accommodations around the world.
Love Home Swap. Founded in 2011, Love Home Swap provides homeowners two ways to turn their home into vacation opportunities. Members have the option to: (i) swap time at their home directly with another member for time at their property or (ii) swap time at their home for points, which can be used at a later date to secure a stay at another member’s home. Love Home Swap has developed a sizeable footprint in the United Kingdom and other parts of Europe and has begun to establish a presence in the United States and Australia.
Wyndham Vacation Rentals. Wyndham Vacation Rentals offers North America-based rental properties in nearly 50 beach, ski, mountain, theme park, golf and tennis destinations such as Florida, South Carolina, Colorado, Delaware, North Carolina, Alabama, Tennessee, Utah, California and British Columbia. It has more than 35 years of industry experience providing vacation rentals to travelers through recognized and established brands such as ResortQuest, Steamboat Resorts and Smoky Mountain Property Management.
Inventory
The properties our business makes available to travelers include vacation ownership condominiums, fractional resorts, homes, yachts, private residence clubs and traditional hotel rooms. We offer travelers flexibility as to time of travel and a choice of lodging options. This flexibility also helps our affiliated resorts as it provides additional benefit to the vacation ownership product. We offer property owners marketing, booking, property management and quality control services.
We leverage inventory (Vacation Ownership Interests or VOIs and independently owned properties) across our network of brands to maximize value for affiliates, vacation exchange members, vacation rental property owners and guests. We also leverage our scale and global marketing expertise to enhance demand and drive occupancy across our network of destinations, including the ability to source vacation rental inventory for vacation exchange members.
We also provide industry-leading technology and revenue management expertise to optimize our network of destination inventory through automated tools and sophisticated yield management techniques and to provide inventory distribution to our network of affiliated resorts. Additionally, we have adapted our yield management technology to introduce a new vacation rental property recruiting tool and have implemented the tool throughout our North American vacation rental operations.

Customer Development
We affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated developers sign agreements that have an average duration of approximately five years. Our members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We also acquire a small percentage of our members directly from online channels.
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
Loyalty Program
RCI’s loyalty program, RCI Elite Rewards, offers a co-branded credit card to our members. The card allows members to earn reward points that can be redeemed for items related to our vacation exchange programs, including annual membership dues, exchange fees for transactions, and other services and products offered by RCI or certain third parties, including airlines and retailers.

Our vacation rental brands also participate in the industry’s leading loyalty program, Wyndham Rewards. During 2017, we made approximately 7,000 vacation rental properties available for redemption through Wyndham Rewards and will continue incorporating properties into the program in the years to come. We expect Wyndham Rewards to increase awareness of our vacation rental brands and drive incremental revenue.

Distribution
We distribute our products and services through proprietary websites and call centers around the world. We invest in new technologies and online capabilities to ensure that our customers have the best experience and access to consistent information and services across digital and call center channels. We continue to enhance our digital channels, mobile capabilities and e-commerce platforms across our network.
Important technology enhancements include streamlined search and transaction journeys, improved help and mobile functionality, more robust redesigned website content, and personalized content and offers for our customers. Recognizing that today’s on-the-go customer relies on mobile devices more frequently than ever before, we are further investing in our mobile apps and mobile browsers based on the latest technologies coupled with a more nuanced understanding of customer behavior. We have incorporated new tools and responsive designs that take advantage of the portability and variability of mobile devices, allowing customers to research and plan activities, going beyond the travel booking transaction alone.
Part of our vacation rental strategy has been to enhance and expand our online distribution channels, including global partnerships with several industry-leading online travel and vacation rental portals in order to streamline inventory connectivity and guest experience. This will continue to accelerate revenue growth and allow for more business on the web instead of through our call centers, thus generating cost savings for us.
The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for vacation exchanges and rentals. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service. Through our call centers, we also provide private-labeled reservation booking, customer care and other services for our RCI affiliates.
Marketing
We market our services and products to our customers using our six primary consumer brands and other related brands in more than 130 offices worldwide through several marketing channels including direct mail, email, social media, telemarketing, online distribution channels, brochures and magazines. Our core marketing strategy is to personalize and customize our marketing to best match customer preferences. We have a comprehensive social and mobile media platform including apps for smartphones and tablets, Facebook and Pinterest fan pages, several Twitter and Instagram accounts and YouTube channels, online video content, and various online magazines. We use our various resort directories and periodicals related to the vacation industry for marketing as well as for member retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing channels that include direct mail and telemarketing.
Strategies
Our strategy is to grow our profitability and create long-term shareholder value by:

•	leveraging our exchange platform and expertise to expand into new membership models and offerings;

•	investing in technology to personalize and improve the customer experience and maximize retention;

•	utilizing analytics to maximize yield and improve key business processes across our portfolio; and

•	promoting the benefits of vacation ownership to new and existing customer segments.

Our plans generally focus on pursuing these strategies organically. However, in appropriate circumstances, we will consider opportunities to acquire businesses, both domestic and international.
Seasonality
Our revenues from vacation exchange fees have traditionally been higher in the first quarter, which is generally when our vacation exchange members plan and book their vacations for the year. Revenues from vacation rentals have traditionally been highest in the third quarter, when vacation arrivals are highest.
Competition
Wyndham Destination Network competes globally with other vacation exchange companies and certain developers and clubs that offer vacation exchanges through their own internal networks of properties. Our vacation exchange business also competes with third-party Internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for and book their resort and other travel accommodations. Our vacation rental brands face competition from a broad variety of professional vacation rental managers, most of which are small regional operators and individual property owners who pursue the rent-by-owner model, collectively using brokerage services, direct marketing and the internet to market and rent their vacation properties.

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

VOIs are generally sold through weekly intervals or points-based systems. Under the weekly intervals system, owners can use a specific unit at a specific resort often during a specific week of the year. Under the points-based system, owners often have advance reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed, ensuring that the value of owner’s points never diminishes. According to the American Resort Development Association (or “ARDA”, a trade association representing the vacation ownership and resort development industries) industry-wide sales were divided 71% for points-based systems and 29% for weekly intervals in 2016.

The vacation ownership concept originated in Europe during the late 1960s and spread to the United States shortly thereafter. The industry expanded slowly in the United States until the mid-1980s. From the mid-1980s through 2007, it grew at a double-digit rate. Sales declined by approximately 8% in 2008 and experienced even greater declines in 2009 due to the global recession and a significant disruption in the credit markets. More recently, according to a 2017 report issued by ARDA, domestic vacation ownership sales were approximately $9.2 billion in 2016, compared to $8.6 billion in 2015.

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

Demographic factors explain, in part, the continued appeal of vacation ownership. A 2016 study of recent U.S. vacation ownership purchasers indicated that the average timeshare owner is 47 years old and has an average annual household income of $93,000. Nearly half of the respondents indicated they plan to buy or upgrade a timeshare over the next two years. This, along with other industry data, suggests that the typical purchaser in the United States has disposable income and is interested in purchasing vacation products. Although we believe baby boomers will continue to be active participants in the vacation ownership industry, this study notes that 41% of the respondents were Gen X’ers and 26% were Millennials and that the average age of new first-time purchasers was 43 years old with an average household income of $88,000. The data also suggests that perception of the industry and primary reasons for buying their timeshare voiced by Millennials are similar to the overall population of owners but with them seeking even more flexibility in using and accessing the product. Most owners can exchange their timeshare unit through exchange companies, and through the applicable vacation ownership company’s internal network of properties.

Wyndham Vacation Ownership Overview
Wyndham Vacation Ownership is the largest vacation ownership business in the world as measured by revenues and the number of vacation ownership resorts, units and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2017, we had 221 vacation ownership resorts in the United States, Canada, Mexico, the Caribbean and the South Pacific that represent approximately 25,000 individual vacation ownership units and over 878,000 owners of VOIs.

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

Our Vacation Ownership Brands
Club Wyndham
As of December 31, 2017, resort properties branded as Club Wyndham consisted of 100 resorts (22 of which are shared with WorldMark by Wyndham, two of which are shared with Wyndham Vacation Resorts Asia Pacific and one of which is shared with Shell) primarily located in the United States and included over 14,000 units. As of such date, approximately 509,000 owners held Club Wyndham VOIs.

WorldMark by Wyndham
WorldMark by Wyndham is a club consisting of 93 resorts (22 of which are shared with Club Wyndham, one of which is shared with Wyndham Vacation Resorts Asia Pacific and one of which is shared with Shell) and representing over 7,100 units which are located primarily in the Western United States, Canada and Mexico. As of December 31, 2017, approximately 227,000 owners held vacation credits in the club. The resorts in which WorldMark by Wyndham markets and sells vacation credits are primarily drive-to resorts.

Wyndham Vacation Resorts Asia Pacific
As of December 31, 2017, over 56,000 owners held vacation credits for Wyndham Vacation Resorts Asia Pacific, which consists of 30 resorts (one of which is shared with WorldMark by Wyndham and two of which are shared with Club Wyndham) representing approximately 1,500 units that are located exclusively in the South Pacific.

Shell Vacations Club
Shell Vacations Club consists of 25 resorts (one of which is shared with Club Wyndham and one of which is shared with WorldMark by Wyndham) representing over 2,200 units which are primarily located in Hawaii, California, Arizona, Texas, Nevada, Oregon, New Hampshire, North Carolina, Wisconsin and Canada. As of December 31, 2017, over 86,000 owners held vacation points in the Shell Vacations Club.

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

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resort properties. We also operate a tele-sales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented approximately 64%, 67%, and 68% of our net VOI sales during 2017, 2016 and 2015, respectively.

We use a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Hotel Group brands, other co-branded marketing programs and events. We also partner with Wyndham Hotel Group by utilizing the Wyndham Rewards loyalty program to offer Wyndham Rewards points as an incentive to prospective VOI purchasers, and by providing additional redemption options to Wyndham Rewards members. We also co-sponsor sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at other high-traffic consumer events. Where permissible under state law, we offer cash awards or other incentives to existing owners for referrals of new owners.

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership and thus enable us to solicit upgrade sales in the future. We believe the market for VOI sales is under-penetrated, and estimate that there are 53 million U.S. households that are potential purchasers of VOIs. We added approximately 36,000, 33,000 and 30,000 new owners during 2017, 2016 and 2015, respectively.

Our marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ customers through a variety of co-branded marketing offers. Our resort-based sales centers, which are located in popular travel destinations throughout the United States, generate substantial tour flow by enabling us to market to tourists already visiting these destination areas. Our marketing agents, who often operate on the premises of the hospitality, entertainment, gaming and retail companies with which we have alliances, solicit tourists with offers relating to entertainment activities and other incentives in exchange for the tourists visiting the local resorts and attending sales presentations.

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

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOIs. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, the amount of the down payment, and the size of purchase. We use a FICO score which is a branded version of a consumer credit score widely used within the United States by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations was 726, 727 and 725 for 2017, 2016 and 2015, respectively.

During 2017, we generated approximately $1.4 billion of new receivables on $2.1 billion of gross vacation ownership sales, net of WAAM Fee-for-Service sales, resulting in 66% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we financed approximately 58% of vacation ownership sales during 2017.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum is generally 10%, during 2017 and 2016, our average down payment on financed sales of VOIs was approximately 24% and 25% during 2017 and 2016, respectively. The decrease is attributable to lower down payment requirements to support our strategy to grow new members. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing and collection activities related to the domestic loans we extend (except for loans associated with Shell Vacations Club). We assess the performance of our loan portfolio by monitoring numerous metrics including collections rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2017, 95% of our loan portfolio was current (i.e., not more than 30 days past due).

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance and refurbishment of the units, and provides certain accounting and administrative services to property owners’ associations. The terms of the property management agreements are generally between 3 to 5 years; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses.

Inventory Sourcing
We sell inventory sourced primarily through four channels:
•self-developed inventory,

•	WAAM,

•	consumer loan defaults, and

•	inventory reclaimed from owners’ associations or owners.

Following are descriptions of these inventory sources:
Self-developed inventory. Under the traditional timeshare industry development model, we finance and develop inventory specifically for our timeshare sales. The process often begins with the purchase of raw land which we then develop. Depending on the size and complexity of the project, this process can take several years. Such inventory can include mixed-use inventory developed in conjunction with one of our hotel brands, where a portion of the property is devoted to the timeshare product.

WAAM. In 2010, we introduced the first of our WAAM models, WAAM Fee-for Service. This timeshare sourcing model was designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory in the real estate market without assuming the significant risk that accompanies property acquisition or new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. WAAM Fee-for-Service enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our fee-for-service property management business.

In addition to the WAAM Fee-for-Service business model, we utilize our WAAM Just-in-Time inventory acquisition model. This model enables us to acquire and own completed units close to the timing of their sale or to acquire completed inventory from a third-party partner based upon a predetermined purchase schedule. This model significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser. For the most part, inventory is recorded on our balance sheet at the time we are committed to purchase such inventory, which generally coincides with the time of registration.

Consumer loan defaults. As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2017, inventory on the Consolidated Balance Sheet included estimated recoveries of loan defaults in the amount of $279 million.

Inventory reclaimed from owners’ associations or owners. We have entered into agreements with a majority of the property associations representing our developments where we may acquire from the associations, properties related to owners who have defaulted on their maintenance fees, provided there is no outstanding debt on such properties. In addition, we frequently work with owners to acquire their properties, provided they have no outstanding debt on such properties, prior to those owners defaulting on their maintenance fees. This provides the owner with a graceful exit from a property that is no longer utilized due to lifestyle changes.

Strategies

Our strategy is to grow our profitability and create long-term shareholder value by:

•	adding new members efficiently through new inventory locations, new tour sources and enhanced third-party alliances;

•	driving free cash flow through efficient inventory procurement, optimizing our consumer loan portfolio and increasing operating efficiencies; and

•	increasing cross-business benefits, new owner tours and customer loyalty by leveraging the Wyndham Rewards loyalty program.

Seasonality
We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from spring and summer travelers. Therefore, revenues from sales of VOIs are generally higher in the third quarter than in other quarters.

Competition
The vacation ownership industry is highly competitive and is comprised of a number of companies specializing primarily in sales and marketing, consumer financing, property management and development of vacation ownership properties.

TRADEMARKS
Our brand names and related trademarks, service marks, logos and trade names are critical to the businesses that make up our Wyndham Hotel Group, Wyndham Destination Network and Wyndham Vacation Ownership business units. Our subsidiaries actively use or license for use all significant marks, and we own or have exclusive licenses to use these marks. We register the marks that we own in the United States Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.

EMPLOYEES
As of December 31, 2017, we had approximately 39,200 employees, including approximately 11,000 employees outside of the United States. As of December 31, 2017, our hotel group business had over 8,700 employees, our destination network business had over 11,200 employees, our vacation ownership business had over 18,700 employees and our corporate group had over 600 employees. Approximately 9% of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE
Our compliance with laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

SUSTAINABILITY
We are committed to being at the forefront of sustainable business practices and we continue to work toward meeting all corporate social responsibility regulations in areas where we do business. Our goal for 2016 was to reduce our carbon emissions by 25% at our owned, managed and leased assets (based on square foot intensity) compared to 2010, which we use as our baseline. During 2016, we surpassed our goal and reduced our carbon emissions by 33% compared to 2010. We have increased our goal to reduce our carbon emissions by 40% and water consumption by 25% by the year 2025 (based on square foot intensity) compared to 2010. We will maintain our goal to ensure that 30% of our qualified supply chain spend is with suppliers who meet our Wyndham Green criteria by 2020. As of December 31, 2016, 27% of suppliers were considered to be in alignment with Wyndham’s sustainability initiatives. In 2017, we exceeded our goal to plant one million trees which has helped us to improve our biodiversity footprint.

ITEM 1A.    RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors are separated into two groups: risks related to our business and our industry and risks related to the spin-off. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

The hospitality industry is highly competitive and we are subject to risks related to competition that may adversely affect our performance.

We will be adversely impacted if we cannot compete effectively in the highly competitive hospitality industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition in the hospitality industry is based on brand name recognition and reputation as well as location, price, property size and availability, quality, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New hotels and resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

We may not be able to achieve our growth and performance objectives.

We may not be able to achieve our growth and performance objectives for increasing: our earnings and cash flows; the number of franchised and/or managed properties in our hotel business; the number of vacation exchange members and related transactions; and the number of tours and new owners generated and vacation ownership interests sold by our vacation ownership business.

Acquisitions, dispositions and other strategic transactions may not prove successful and could result in operating difficulties.

We regularly consider a wide array of acquisitions and other potential strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we may otherwise have paid absent such competition. We cannot assure you that we will be able to identify and consummate strategic transactions and opportunities on favorable terms or that any such strategic transactions or opportunities, if consummated, will be successful. Assimilating any strategic transactions may also create unforeseen operating difficulties and costs.

On January 17, 2018, the Company and La Quinta entered into a definitive agreement, pursuant to which the Company agreed to acquire La Quinta’s franchising and management business, and on February 15, 2018, the Company accepted a binding offer, pursuant to which an affiliate of Platinum Equity, LLC (“Platinum”) agreed to acquire our European vacation rentals business. The completion of these transactions is subject to the satisfaction of customary closing conditions, including, with respect to the La Quinta acquisition, the receipt of approval from the La Quinta shareholders, and for both transactions, government and regulatory approvals. If any conditions are not satisfied, the respective transactions may not be completed on the proposed terms, within the expected timeframes, or at all. If either or both of the proposed transactions are not completed, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business without the intended benefit.

If the proposed La Quinta acquisition is completed, the anticipated benefits of the acquisition may not be realized fully or at all and may take longer to realize than expected. The integration process may be complex, costly and time-consuming, which could adversely affect our businesses, financial results and financial condition. Even if we are able to integrate the acquired company successfully, the acquisition may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expect to realize or these benefits may not be achieved within a reasonable period of time.

Dispositions of businesses, such as our proposed European vacation rentals transaction, pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs or disputes with buyers. We may also dispose of a business at a price or on terms that are less favorable than we had previously anticipated. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations.

We are dependent on our senior management and the loss of any member of our senior management could harm our business.

We believe that our future growth depends in part on the continued services of our senior management team. Losing the services of any member of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for senior management may be difficult, time consuming and costly.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry such as those caused by economic conditions, terrorism, political strife, severe weather events and other acts of God, war and pandemics or threats of pandemics may adversely affect us.

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers and businesses to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics; environmental disasters; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

We are subject to numerous business, financial, operating and other risks common to the hospitality industry, any of which could reduce our revenues and our ability to make distributions and limit opportunities for growth.

Our business is subject to numerous business, financial, operating and other risks common to the hospitality industry, including adverse changes with respect to any of the following:

•	consumer travel and vacation patterns and consumer preferences;

•	increased travel costs, including air travel, which could negatively impact consumer preferences for our hotel, resort and rental destinations;

•
increased or unanticipated operating costs, including as a result of inflation, energy costs and labor costs such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance which may not be fully offset by price or fee increases in our business or otherwise;

•	desirability of geographic regions where hotels or resorts in our business are located;

•	the supply and demand for hotel rooms, destination network services and products and vacation ownership services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•
the availability of acceptable financing and the cost of capital as they apply to us, our customers, current and potential hotel franchisees and developers, owners of hotels with which we have hotel management contracts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations;

•	our ability to enter into new, or renew existing, hotel franchise agreements on favorable terms or at all;

•
the quality of the services provided by franchisees, affiliated resorts and properties in our destination network business or resorts in which we sell vacation ownership interests or participants in the Wyndham Rewards loyalty program, which may adversely affect our image, reputation and brand value;

•	overbuilding or excess capacity in one or more segments of the hospitality industry or in one or more geographic regions;

•
our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees, hotel owners, vacation exchange members, vacation ownership interest owners, resorts with units that are exchanged through our destination network business and timeshare property owner associations;

•	organized labor activities and associated litigation;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	our effectiveness in keeping pace with technological developments, which could impair our competitive position;

•	disruptions, including non-renewal or termination of agreements, in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•	changes in the number, occupancy and room rates of hotels operating under franchise and management agreements;

•	impact of our hotel franchisees’ pricing decisions on revenues from our hotel business;

•	our ability to enter into new, or renew existing, hotel management arrangements on favorable terms or at all, and to fund shortfalls as required by certain of our management agreements;

•	franchisees, owners or other developers that have development advance notes with, or who have received loans or other financial arrangements incentives from, us may experience financial difficulties;

•	consolidation of developers could adversely affect our destination network business;

•
decrease in the supply of available destination network accommodations due to, among other reasons, a decrease in inventory included in the system or resulting from ongoing property renovations or a decrease in member deposits could adversely affect our destination network business;

•	decrease in or delays or cancellations of planned or future development or refurbishment projects;

•
the viability of property owners’ associations that we manage and the maintenance and refurbishment of vacation ownership properties, which depend on property owners associations levying sufficient maintenance fees and the ability of members to pay such maintenance fees;

•	increases in maintenance fees, which could cause our product to become less attractive or less competitive;

•	our ability to securitize the receivables that we originate in connection with sales of vacation ownership interests;

•	defaults on loans to purchasers of vacation ownership interests who finance the purchase price of such vacation ownerships;

•	the level of unlawful or deceptive third-party vacation ownership interest resale schemes, which could damage our reputation and brand value;

•
the availability of and competition for desirable sites for the development of vacation ownership properties, difficulties associated with obtaining required approvals to develop vacation ownership properties, liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop, and risks related to real estate project development costs and completion;

•
private resale of vacation ownership interests and the sale of vacation ownership interests on the secondary market, which could adversely affect our vacation ownership resorts and destination network business;

•
disputes with franchisees, vacation exchange affiliation partners, owners of vacation ownership interests and property owners associations, which may result in litigation and the loss of management contracts;

•
laws, regulations and legislation internationally and domestically, and on a federal, state or local level, concerning the hospitality industry, which may make the operation of our business more onerous, more expensive or less profitable;

•	our failure or inability to adequately protect and maintain our trademarks and other intellectual property rights; and

•	market perception of the hospitality industry and negative publicity from online social media postings and related media reports, which could damage our brands.

Any of these factors could increase our costs, reduce our revenues or otherwise adversely impact our opportunities for growth.

Third-party Internet reservation systems and peer-to-peer online networks may adversely impact us.

Consumers increasingly use third-party Internet travel intermediaries and peer-to-peer online networks to search for and book their hotel, resort and other travel accommodations. As the percentage of Internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates from us to the detriment of our business. Such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of Internet reservations for our affiliated hotels and resorts through their fees. Additionally, as the use of these third-party reservation channels and peer-to-peer online networks increases, consumers may rely on these channels, adversely affecting our hotel and resort, rental and vacation ownership brands, reservation systems, bookings and rates. The continued development and use of peer-to-peer online networks for lodging and vacation rentals are also causing some local governments to enact bans or restrictions on short-term property rentals that may adversely impact our vacation rental business. In addition, if we fail to reach satisfactory agreements with travel intermediaries as our contracts with them come up for periodic renewal, our hotels and resorts may no longer appear on their websites and we could lose business as a result.

In addition to competing with traditional hotels, resorts, lodging and vacation rental properties, our franchisees and our vacation rental business compete with alternative lodging channels, including third-party providers of short-term rental properties and serviced apartments. Increasing use of these alternative lodging channels could materially adversely affect the occupancy and/or average rates and prices at our franchised hotels, resorts and vacation properties and our revenues.

We are subject to risks related to our vacation ownership receivables portfolio.

We are subject to risks that purchasers of vacation ownership interests who finance a portion of the purchase price default on their loans due to adverse macro or personal economic conditions, third-party organizations that encourage defaults, or otherwise, which necessitates increases in loan loss reserves and adversely affects loan portfolio performance. When such defaults occur during the early part of the loan amortization period, we may not have recovered the marketing, selling, administrative and other costs associated with such vacation ownership interests. Additional costs are incurred in connection with the resale of repossessed vacation ownership interests, and the value we recover in a resale is not in all instances sufficient to cover the outstanding debt on the defaulted loan.

Our international operations are subject to additional risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks, including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of assets by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any of these risks or any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates, could impact our results of operations, financial position or cash flows.

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the United States and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development.

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

Additionally, U.S. federal tax reform legislation was recently enacted which broadly reforms the corporate tax system. The tax reform law, which among other items, reduces the U.S. corporate tax rate, eliminates or limits the deduction of certain expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and requires a minimum tax on earnings generated by foreign subsidiaries, could have a significant impact on our effective tax rate, cash tax expenses and/or deferred income tax balances.

We are subject to certain risks related to our indebtedness, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us.

We are a borrower of funds under credit facilities, credit lines, senior notes, a term loan, commercial paper programs and securitization financings. We extend credit to purchasers of vacation ownership interests and in instances where we provide key money, development advance notes and mezzanine or other forms of subordinated financing to assist franchisees and hotel and resort owners in converting to or building a new hotel or resort under one of our brands. We also extend credit at times to developers of vacation ownership properties. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:

•
our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and other debt instruments that contain cross-default provisions;

•
we may be unable to comply with the terms of the financial covenants under our revolving credit facility or other debt, including a breach of the financial ratio tests, which could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;

•	our leverage may adversely affect our ability to obtain additional financing on favorable terms or at all;

•
our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs;

•	increases in interest rates may adversely affect our financing costs and the costs of our vacation ownership interest financing and associated increases in hedging costs;

•	rating agency downgrades of our debt could increase our borrowing costs and prevent us from obtaining additional financing on favorable terms or at all;

•	failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions could result in losses;

•
an inability to securitize our vacation ownership loan receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership loan receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership loan receivables and other credit we extend is greater than expected;

•	breach of portfolio performance triggers under securitization transactions which if violated may result in a disruption or loss of cash flow from such transactions;

•	a reduction in commitments from surety bond providers, which may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;

•
prohibitive cost, or inadequate availability, of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of vacation ownership interests;

•	the inability of hotel franchisees and developers of vacation ownership;

•	increases in interest rates, which may prevent us from passing along the full amount of such increases to purchasers of vacation ownership interests to whom we provide financing; and

•
disruptions in the financial markets, failure of financial institutions that support our credit facilities, general economic conditions and market liquidity factors outside of our control, which may limit our access to short- and long-term financing, credit and capital.

We are subject to risks related to litigation.

We are subject to a number of claims and legal proceedings and the risk of future litigation as described in this report. We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed or asserted by or against us. Unfavorable rulings or outcomes in litigation and other proceedings may harm our business.

Our operations are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.

Our operations are regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing franchising, hotel operations, timeshare (including required government registrations), vacation rentals, consumer financings and other lending, information security, data protection and privacy (including the General Data Protection Regulation), credit card and payment card security standards, marketing, sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, telemarketing (including do-not-call and call-recording regulations), licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change) and remediation, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control, Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution.

While we continue to monitor all such laws and regulations and provide training to our employees as part of our compliance programs, the cost of compliance with such laws and regulations impacts our operating costs and compliance with such laws and regulations may also impact or restrict the manner in which we operate and market our business. There can be no assurance that our compliance programs will protect us against any non-compliance with these laws and regulations. Future changes to such laws and regulations and the cost of compliance or failure to comply with such regulations may adversely affect us.

Failure to maintain the security of personally identifiable and proprietary information, non-compliance with our contractual obligations or other legal obligations regarding such information or a violation of our privacy and security policies with respect to such information could adversely affect us.
In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our guests, shareholders and employees. Such information includes, but is not limited to, large volumes of guest credit and payment card information. We are at risk of attack by cyber-criminals operating on a global basis attempting to gain access to such information. In connection with data security incidents involving a group of Wyndham brand hotels that occurred between 2008 and 2010, we, our hotel group and one of our hotel group subsidiaries are subject to a stipulated order with the U.S. Federal Trade Commission (“FTC”) pursuant to which, among other things, the subsidiary is required to maintain an information security program for payment card information within the subsidiary’s network and which provides the hotel group subsidiary with a safe harbor provided it continues to meet certain requirements for reasonable data security as outlined in the stipulated order.
While we maintain what we believe are reasonable security controls over personal and proprietary information, including the personal information of guests, shareholders and employees, a breach of or breakdown in our systems that results in the unauthorized release of personal or proprietary information could nevertheless occur, or we could fail to comply with the stipulated order with the FTC any of which could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks.
Additionally, the legal and regulatory environment surrounding information security and privacy in the United States and international jurisdictions is constantly evolving. Should we violate or not comply with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.
Our information technology infrastructure, including but not limited to our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems, has been and will likely continue to be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we transition from our legacy systems to new, cloud-based technologies, we may face start-up issues that may negatively impact guests. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.

We carry insurance for general liability, property, business interruption, cyber security, and other insurable risks with respect to our business and franchised, managed and owned hotels, resorts and other properties. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount or at all concerning a potential loss or liability, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial, which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant casualty losses incurred by the insurance industry due to hurricanes, fires and other events, property insurance costs may be higher, and availability may be lower, in future periods, particularly in certain geographies.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for reservation systems, vacation exchange systems, hotel/property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our third-

party service providers could result in financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective franchisees, hotel, or resort owners from entering into agreements with us, and may expose us to liability from existing franchisees or other parties with whom we have contracted to provide reservation services. Similarly, failure to keep pace with developments in technology could impair our operations or competitive position.

We are subject to risks related to corporate social responsibility.

Many factors influence our reputation and the value of our brands including the perception held by our customers, franchisees and other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, diversity, human rights and modern slavery, philanthropy and support for local communities.

The trading price of our shares of common stock may fluctuate.

The trading price of our common stock may fluctuate depending upon many factors some of which may be beyond our control including our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; the planned spin-off of our hotel and resort business as well as our ability or perceived ability to realize the benefits of the planned spin-off; our credit ratings, including the impact of the planned spin-off on such ratings; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the lack of securities analysts covering our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in Wyndham Worldwide may be diluted in the future.

Your percentage ownership in Wyndham Worldwide may be diluted in the future because of equity awards that we have and expect will be granted over time to our Directors and employees. In addition, our Board of Directors (“Board”) may issue shares of our common and preferred stock and debt securities convertible into shares of our common and preferred stock up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of Wyndham Worldwide which could impact the trading price of our common stock.

Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include that shareholders do not have the right to act by written consent, rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, the right of our Board to issue preferred stock without shareholder approval and limitations on the right of shareholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase program.

There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our stock repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in Wyndham Worldwide. This appreciation may not occur and our stock may in fact depreciate in value.

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

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party would be required to pay an equal portion of the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs.
Changes to estimates or projections used to assess the fair value of our assets or operating results that are lower than our current estimates may cause us to incur impairment losses and require us to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.

Our total assets include goodwill and other intangible assets. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, negatively impacting our results of operations and shareholders’ equity.

Risks Related to our Proposed Spin-Off

The proposed spin-off of our hotel business is subject to various risks, uncertainties and conditions and as a result may not be completed in accordance with the expected plan or at all, and could have a material adverse effect on us whether or not the spin-off is completed.

On August 2, 2017, we announced our plan to pursue the separation of our business into two separate, publicly-traded companies through a spin-off of our hotel business. The proposed spin-off is subject to final Board approval of the terms of the transaction, which approval may be given or withheld in its absolute and sole discretion, and other customary conditions, including, among other things, the receipt of tax opinions from the spin-off tax advisors concerning the tax-free nature of the transaction for U.S. federal income tax purposes, the effectiveness of a Form 10 registration statement filed with the SEC, approval of listing of the hotel business common stock on the stock exchange chosen for the listing of such common stock, opinions from a nationally recognized valuation firm as to the capital adequacy and solvency of both us and the hotel business being spun off after giving effect to the spin-off and the adequate surplus of the Company to declare the spin-off distribution, and the entry into adequate financing transactions in connection with the spin-off. Our plan to complete the spin-off is also based on and subject to our ability to complete all of the transactions contemplated by the spin-off, changes or other unexpected developments in the competitive marketplace, and changes and uncertainty in the financial, lending or equity markets. For these and other reasons, there can be no assurance that the spin-off will be completed within the anticipated time period or at all, or on terms that are the same or as favorable as the terms currently contemplated.

While we are pursuing the spin-off, and whether or not the transaction is completed, our ongoing businesses may be adversely affected, including as a result of one or more of the following: the proposed spin-off has required significant time and attention of management, which may distract them from the normal operation of our business and from pursuing or executing existing or future initiatives or other opportunities to drive our business; the proposed spin-off may cause uncertainty among our key employees concerning their future with us or with the spin-off company, leading to potential significant distraction, as well as potentially making it more difficult to attract, retain or motivate key employees during the pendency of the spin-off and following its planned completion; the proposed spin-off could result in disruptions to and potentially adversely impact our relationships with our suppliers, customers and others with whom we do business; the proposed spin-off has to date been time-consuming and has involved significant costs to us, which may be considerably higher than we anticipated and may not yield a benefit if the spin-off is not completed; the proposed spin-off may have an adverse impact on our credit ratings; challenges in separating our businesses, including separating the infrastructure, processes and personnel of these businesses, may result in delays and additional costs in achieving the completion of the proposed separation; implementation of and changes in the new senior management teams at these businesses may distract from the normal operation of business, could cause uncertainty among employees or otherwise adversely impact our ongoing businesses; and the investment community’s perception of us and the trading price of our common stock could be negatively impacted if the spin-off is not completed within the anticipated time period or at all.

The completion of the proposed spin-off may not achieve some or all of the benefits expected from the separation of these businesses.

Even if the spin-off is completed, we may not realize some or all of the anticipated benefits from the separation of our businesses, and the spin-off may adversely affect our business. Separating the businesses will result in two independent, publicly traded companies, each of which will be a smaller, less diversified and more narrowly focused business than Wyndham Worldwide, making the companies more vulnerable to changing market and economic conditions and the risk of takeover by third parties. Operating as smaller, independent entities may reduce or eliminate some of the benefits and synergies which currently exist across our business platforms at Wyndham Worldwide, including our operating diversity, purchasing and borrowing leverage, available capital for investments, partnerships and relationships and opportunities to pursue integrated strategies with the businesses within Wyndham Worldwide and ability to attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant one-time cost of this spin-off transaction which will be allocated to us as the remaining company, and we may be unable to obtain financings, goods or services at prices or on terms as favorable as those obtained by Wyndham Worldwide prior to the separation. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By separating our hotel business from Wyndham Worldwide, we also may be more susceptible to market fluctuations and other adverse events than we would be if we did not spin-off the hotel business. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

If the proposed spin-off of our hotel business is completed, the trading price of our common stock will decline.

The trading price of our common stock immediately following the spin-off of our hotel business is expected to be significantly lower than immediately prior to the spin-off because the value of our common stock will no longer reflect the spun-off business. There also can be no assurance that the combined value of our common stock and the value of the common stock of the spun-off business following the completion of the spin-off will be equal to or greater than the value of our common stock had we not separated the businesses pursuant to the spin-off.

The spin-off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
While we will receive a solvency opinion from an investment bank confirming that we and the hotel business being spun off will be adequately capitalized immediately after the spin-off, the spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that Wyndham Worldwide did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Wyndham Worldwide insolvent or with unreasonably small capital or that Wyndham Worldwide intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning the assets or the shares of common stock in the hotel business being distributed as part of the spin-off or providing Wyndham Worldwide with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by Wyndham Worldwide and the fair market value of the spun-off business at the time of the spin-off.
Certain directors who serve on our Board of Directors will serve as directors of the hotel business at and following the spin-off, and ownership of shares of common stock of the hotel business at and following the spin-off by our directors and executive officers may create, or appear to create, conflicts of interest.
Certain of our directors who serve on our Board of Directors are expected to serve on the board of directors of the hotel business being spun-off. This may create, or appear to create, conflicts of interest when our or the hotel business’s management and directors face decisions that could have different implications for us and the hotel business, including the resolution of any dispute regarding the terms of the agreements governing the spin-off and the relationship between us and the hotel business after the spin-off or any other commercial agreements entered into in the future between us and the hotel business.
Substantially all of our executive officers and some or all of our non-employee directors will own shares of the common stock of the hotel business being spun off. The continued ownership of such common stock by our directors and executive officers following the spin-off creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and the hotel business.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (Code), then our shareholders, we and the hotel business being spun-off might be required to pay substantial U.S. federal income taxes.
The distribution is conditioned upon our receipt of opinions of our spin-off tax advisors, to the effect that the distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The opinions of our spin-off tax advisors will be based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and the hotel business will make to the spin-off tax advisors. In rendering their opinions, the spin-off tax advisors will also rely on certain covenants that we and the hotel business enter into, including the adherence by us and by the hotel business to certain restrictions on future actions to be contained in a tax matters agreement. If any of the representations or statements that we or the hotel business make are or become inaccurate or incomplete, or if we or the hotel business breach any of such covenants, the distribution and such related transactions might not qualify for such tax treatment. The opinions of the spin-off tax advisors are not binding on the IRS or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.
In addition, we have requested a private letter ruling from the IRS Ruling regarding certain U.S. federal income tax aspects of transactions related to the spin-off (IRS Ruling). Although the IRS Ruling generally will be binding on the IRS, the continued validity of the IRS Ruling will be based upon and subject to the continuing accuracy of factual statements and representations made to the IRS by us. In addition, there is a risk that the IRS could promulgate new administrative guidance prior to the spin-off that could adversely impact the tax-free treatment of the distribution (even taking into account the receipt of the IRS Ruling). The IRS Ruling will be limited to specified aspects of the spin-off under Sections 355 and 361 of the Code and will not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Wyndham Worldwide common stock and to Wyndham Worldwide have been satisfied.
If the distribution does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we would recognize a substantial gain attributable to the hotel business for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Wyndham Worldwide consolidated group at the time of the spin-off (including the hotel business) would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability. Additionally, if the distribution of the common stock of the spun-off business does not qualify as tax-free under Section 355 of the Code, Wyndham Worldwide shareholders will be treated as having received a taxable distribution equal to the value of the stock distributed, treated as a taxable dividend to the extent of Wyndham Worldwide’s current and accumulated earnings and profits, and then would have a tax-free basis recovery up to the amount of their tax basis in their shares, and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Wyndham Corporate

Our corporate headquarters is located in a leased office at 22 Sylvan Way in Parsippany, New Jersey, which lease expires in 2029. We also have a leased office in Virginia Beach, Virginia for our Associate Service Center, which lease expires in 2019.

Wyndham Hotel Group
The main corporate operations of our hotel group business share office space in our corporate headquarters leased in Parsippany, New Jersey. Our hotel group business also leases space for its reservations centers and/or data warehouses in Phoenix, Arizona and Saint John, New Brunswick, Canada pursuant to leases that expire in 2020. Our hotel group business does not intend to renew the lease in Phoenix, Arizona since the business is migrating a substantial portion of its data center activities to the cloud. In addition, our hotel group business has thirteen leases for office space in various countries outside the United States with varying expiration dates ranging between 2018 and 2021. Our hotel group business also has three leases for office space within the United States with varying expiration dates ranging between 2018 and 2020. All leases that are due to expire in 2018 are presently under review related to our ongoing requirements.

Wyndham Destination Network

Our destination network business has its main corporate operations in a leased office in Parsippany, New Jersey, which lease expires in 2029. Our destination network business also owns 22 properties, of which 19 are located in the United States, one in the United Kingdom, one in Canada and one in Mexico. It also has 110 leased offices, of which 84 are located in North America, nine in Europe, nine in Latin America, five in Asia Pacific and three in Africa. Such leases have expiration dates between 2018 through 2035. All leases that are due to expire in 2018 are presently under review related to our ongoing requirements.

Wyndham Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases, which begin to expire in 2025. Our vacation ownership business also has leased spaces in Redmond, Washington; Springfield, Missouri; Chicago, Illinois; Las Vegas, Nevada; and Bundall, Australia with various expiration dates. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2028 and in Northbrook, Illinois that expires in 2020. In addition, our vacation ownership business leases approximately 152 marketing and sales offices, of which, approximately 126 are located throughout the United States, sixteen are located in Australia, four are located in the Caribbean, three are located in Mexico, one is located in Fiji, one is located in New Zealand and one is located in Thailand. All leases that are due to expire in 2018 are presently under review related to our ongoing requirements.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 26 - Cendant Separation and Transactions with Former Parent and Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYN”. As of January 31, 2018, the number of stockholders of record was 5,157. The following table sets forth the quarterly high and low closing sales prices per share of WYN common stock as reported by the NYSE for the years ended December 31, 2017 and 2016.

2017	High	Low
First Quarter	$85.79	$75.93
Second Quarter	105.27	84.00
Third Quarter	105.41	96.15
Fourth Quarter	116.66	104.32

2016	High	Low
First Quarter	$80.79	$61.63
Second Quarter	78.00	65.40
Third Quarter	77.22	66.81
Fourth Quarter	77.88	63.32

Dividend Policy

During 2017 and 2016, we paid a quarterly dividend of $0.58 and $0.50, respectively, per share of common stock issued and outstanding on the record date for the applicable dividend. During February 2018, our Board of Directors (“Board”) authorized an increase of our quarterly dividend to $0.66 per share beginning with the dividend expected to be declared during the first quarter of 2018. Our dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. We do, however, expect to reduce the quarterly dividends we pay to our shareholders if the spin-off of our hotel business occurs. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. The declaration and payment of dividends to holders of the common stock of our hotel business will be at the discretion of the board of directors of the hotel business following the spin-off. There can be no assurance that a payment of a dividend will occur in the future.

Issuer Purchases of Equity Securities

Below is a summary of our Wyndham Worldwide common stock repurchases by month for the quarter ended December 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan
October 2017	473,617	$107.31	473,617	$1,239,595,836
November 2017	388,994	108.75	388,994	1,197,292,387
December 2017*	504,755	113.65	504,755	1,139,925,587
Total*	1,367,366	$110.06	1,367,366	$1,139,925,587
* Includes 72,200 shares purchased for which the trade date occurred during December 2017 while settlement occurred during January 2018.

On August 20, 2007, our Board authorized our current stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017 by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion.

Stock Performance Graph

The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following line graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival Corporation, Marriott International Inc., Norwegian Cruise Line Holdings Ltd., Royal Caribbean Cruises Ltd. and Wyndham Worldwide Corporation) for the period from December 31, 2012 to December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Wyndham Worldwide Corporation
S&P 500
S&P Hotels, Resorts & Cruise Lines

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative Total Return

	12/12	12/13	12/14	12/15	12/16	12/17
Wyndham Worldwide Corporation	100.00	141.05	167.16	144.56	156.25	242.85
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Hotels, Resorts & Cruise Lines	100.00	129.14	160.21	166.40	178.92	266.74

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data (in millions):
Net revenues	$5,076	$4,926	$4,878	$4,541	$4,339
Expenses:
Operating and other (a)	3,890	3,736	3,743	3,467	3,322
Impairment	246	—	7	14	8
Restructuring	15	14	6	11	10
Depreciation and amortization	213	202	187	181	168
Operating income	712	974	935	868	831
Other income, net	(27)	(21)	(16)	(7)	(6)
Interest expense	156	133	122	109	126
Early extinguishment of debt expense	—	11	—	—	111
Interest income	(7)	(7)	(8)	(9)	(8)
Income before income taxes	590	858	837	775	608
(Benefit)/provision for income taxes	(229)	313	285	294	231
Income from continuing operations	819	545	552	481	377
Income from discontinued operations, net of income taxes	53	67	60	48	56
Net income	872	612	612	529	433
Net income attributable to noncontrolling interest	(1)	(1)	—	—	(1)
Net income attributable to Wyndham shareholders	$871	$611	$612	$529	$432
Per Share Data
Basic Earnings Per Share
Continuing operations	$7.94	$4.96	$4.67	$3.84	$2.83
Discontinued operations	0.52	0.60	0.51	0.38	0.42
	$8.46	$5.56	$5.18	$4.22	$3.25

Weighted average shares outstanding (in millions)	103.0	109.9	118.0	125.3	133.0
Diluted Earnings Per Share
Continuing operations	$7.89	$4.93	$4.63	$3.80	$2.80
Discontinued operations	0.51	0.60	0.51	0.38	0.41
	$8.40	$5.53	$5.14	$4.18	$3.21

Weighted average shares outstanding (in millions)	103.7	110.6	119.0	126.6	134.7
Dividends
Cash dividends declared per share	$2.32	$2.00	$1.68	$1.40	$1.16
Balance Sheet Data (in millions):
Securitized assets (b)	$2,680	$2,601	$2,576	$2,629	$2,314
Total assets (c)	10,403	9,819	9,591	9,568	9,641
Securitized debt (c)	2,098	2,141	2,106	2,139	1,886
Long-term debt (c)	3,909	3,300	3,003	2,800	2,825
Total equity	883	718	953	1,257	1,625
Operating Statistics: (d)
Hotel Group
Number of rooms	728,200	697,600	678,000	660,800	645,400
RevPAR	$37.63	$36.67	$37.26	$37.57	$36.00
Destination Network
Average number of members (in 000s)	3,799	3,852	3,831	3,765	3,698
Exchange revenue per member	$172.25	$167.48	$169.29	$177.12	$181.02
Vacation Ownership
Gross Vacation Ownership Interest (“VOI”) sales (in 000s)	$2,144,000	$2,012,000	$1,965,000	$1,889,000	$1,889,000
Tours (in 000s)	869	819	801	794	789
Volume Per Guest (“VPG”)	$2,345	$2,324	$2,326	$2,257	$2,281

(a)	Includes operating, cost of VOIs, consumer financing interest, marketing and reservation, general and administrative expenses and separation and related costs.

(b)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our securitized debt. Refer to Note 15 - Variable Interest Entities to the Consolidated Financial Statements.

(c)
Reflects the impact of the adoption of the new accounting standards related to the balance sheet classification of deferred taxes and the presentation of debt issuance costs during 2016. See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information regarding the adoption of this guidance. Excludes liabilities of discontinued operations for all periods presented.

(d)	The impact from acquisitions has been included from the acquisition dates forward.

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

ACQUISITIONS

Between January 1, 2013 and December 31, 2017, we completed a number of acquisitions. The results of operations and financial position of such acquisitions have been included beginning from the relevant acquisition dates. Below is a list of our primary acquisitions during that period (not intended to be a complete list):

•	AmericInn (October 2017)

•	DAE Global Pty Ltd (October 2017)

•	Love Home Swap (July 2017)

•	Fen Hotels (November 2016)

•	ResortQuest Whistler (July 2015)

•	Vacation Palm Springs (June 2015)

•	Sea Pearl Resorts (April 2015)

•	Dolce Hotels and Resorts (January 2015)

•	Raintree Vacation Club (5 Properties) (November 2014)

•	Shoal Bay Resort (March 2014)

•	Hatteras Realty, Inc. (January 2014)

•	Midtown 45, NYC Property (January 2013)

In January 2018, we entered into an agreement with La Quinta Holdings Inc. to acquire its hotel franchising and management businesses for $1.95 billion in cash

See Note 5 - Acquisitions to the Consolidated Financial Statements for a discussion of acquisitions completed during 2017, 2016 and 2015.

DISCONTINUED OPERATIONS

During the third quarter of 2017, we decided to explore strategic alternatives for our European vacation rentals business, which was previously part of our Wyndham Destination Network segment, and in the fourth quarter of 2017, we commenced activities to facilitate the sale of this business. As a result, for all periods presented, we have classified the results of operations for our European vacation rentals business as discontinued operations in the Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the Consolidated Balance Sheets. All results and information presented exclude our European vacation rentals business unless otherwise noted (see Note 3 - Discontinued Operations in the Notes to Consolidated Financial Statements).

IMPAIRMENT & RESTRUCTURING CHARGES

During 2017, we recorded $246 million of non-cash impairment charges primarily related to a write-down of undeveloped VOI land and a write-down of VOI inventory and property and equipment in the Saint Thomas, U.S. Virgin Islands resulting from the impact of the third quarter 2017 hurricanes in our vacation ownership business, and a write-down of intangibles and certain other assets in our hotel group business.

Additionally in 2017, we recorded $15 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing operations in our sourcing function, outsourcing certain information technology functions and realigning brand operations.

During 2016, we recorded $14 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of vacation ownership sales offices.
During 2015, we recorded $6 million of charges related to restructuring initiatives resulting from a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business.

Additionally in 2015, we recorded a $7 million non-cash impairment charge at our hotel group business related to the write-down of terminated in-process technology projects resulting from the decision to outsource our reservation system to a third-party partner.

During 2014, we recorded $12 million of charges related to restructuring initiatives at our destination network and hotel group businesses targeted at improving the alignment of the organizational structure of each business with their strategic objectives. In addition, we reversed $1 million of previously recorded contract termination costs related to our 2013 organizational realignment initiative.

Additionally in 2014, we recorded a $7 million non-cash charge at our destination network business related to the write-down of an equity investment which was the result of a reduction in the fair value of an entity in which we had a minority ownership position. We also recorded an $8 million non-cash charge at our hotel group business related to the write-down of an investment in a joint venture, which was the result of the joint venture’s recurring losses and negative operating cash flows.

During 2013, we recorded $10 million of charges related to restructuring initiatives, of which, $9 million was related to an organizational realignment initiative in our hotel group business, primarily focused on optimizing its marketing structure. In addition, we recorded $8 million of non-cash impairment charges at our hotel group business primarily related to a partial write-down of our Hawthorn trademark due to lower than anticipated growth in the brand.

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

Hotel Business Spin-off

During the third quarter of 2017, we announced our intent to spin-off our hotel business, which will result in our operations being held by two separate, publicly traded companies. The two public companies intend to enter into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. The transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. The transaction will be effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Worldwide shareholders and is expected to be completed in the second quarter of 2018.

In conjunction with the spin-off of our hotel business, we expect to incur significant one-time separation-related costs, including debt issuance, legal, accounting, commercial and investment banking, retention and severance expenses, non-cash charges relating to modifications of incentive equity awards and other costs relating to the internal reorganization. We expect that, pursuant to the separation and distribution agreement for the spin-off, these costs and expenses will be borne primarily by Wyndham Worldwide, with a portion of financing-related and employee-related costs being borne by the hotel spin-off business.

Discontinued Operations

During 2017, we decided to explore strategic alternatives for our European vacation rentals business, and in late 2017, we commenced activities to facilitate the sale of this business. As a result, we have classified the results of operations of our European vacation rentals business as discontinued operations in the Consolidated Statements of Income for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Consolidated Balance Sheets. All results and information presented exclude our European vacation rentals business unless otherwise noted (see Note 3 - Discontinued Operations to the Consolidated Financial Statements).

On February 15, 2018, we entered into an agreement for the sale of our European vacation rentals business for approximately $1.3 billion. In conjunction with the sale, the European vacation rentals business will also enter into a 20-year agreement under which it will pay a royalty fee of 1% of net revenue to Wyndham’s hotel business for the right to use the by “Wyndham Vacation Rentals” endorser brand. In addition, the European vacation rentals business will also participate as a redemption partner in the Wyndham Rewards loyalty program. We have also agreed to provide certain post-closing credit support in order to ensure that the buyer meets the requirements of certain service providers and regulatory authorities. The agreement is subject to certain closing conditions and regulatory approval and is expected to be completed in the second quarter of 2018.

Tax Cuts and Jobs Act

As discussed in further detail in Note 8 - Income Taxes to the Consolidated Financial Statements, on December 22, 2017 the United States enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and requiring a minimum tax on earnings generated by foreign subsidiaries, could have a significant impact on our effective tax rate, cash tax expenses and/or deferred income tax balances.

Planned Acquisition of La Quinta

In January 2018, we entered into an agreement with La Quinta Holdings Inc. to acquire its hotel franchising and management businesses for $1.95 billion in cash. The La Quinta brand is one of the largest midscale brands in the hotel industry, with 894 hotels (576 third-party franchised and 318 managed) in the United States, Mexico, Canada, Honduras and Colombia. The acquisition is expected to close in the second quarter of 2018, prior to the spin-off of our hotel business.

With the acquisition of La Quinta’s asset-light, fee-based hotel management and franchising businesses, our hotel group will span 21 brands and over 9,000 hotels across more than 75 countries. In addition to adding nearly 900 hotels to the world’s largest hotel network, the acquisition of La Quinta will strengthen our hotel group’s position in the midscale and upper midscale segments of the hotel industry, which has been and continues to be one of our strategic priorities. Following the acquisition, our hotel group will have the largest number of midscale and economy brands in the industry. We also expect to leverage our development capabilities to further grow the La Quinta brand in the United States and across Latin America, where we already have nearly 200 franchised properties. The transaction will also expand our managed hotel network by nearly 250%, from 115 hotels today to more than 400 properties, making our hotel group one of the ten largest hotel management companies in the United States. Hotel management represents an attractive expansion opportunity to grow our asset-light business and further penetrate the midscale and higher segments.

The La Quinta Returns loyalty program, with its 13 million enrolled members, will be combined with the award-winning Wyndham Rewards loyalty program, with approximately 55 million enrolled members.

RESULTS OF OPERATIONS
Hotel Group

In our franchising business, we seek to generate revenues for our hotel owners through our strong, well-known brands and the delivery of services such as marketing, information technology, revenue management, training, operations support, strategic sourcing and guest services.

We enter into agreements to franchise our hotel group brands to independent hotel owners. Our standard franchise agreement typically has a term of 10 to 20 years and provides a franchisee with certain rights to terminate the franchise agreement before the end of the agreement under certain circumstances. The principal source of revenues from franchising hotels is ongoing royalty fees. Royalty fees are typically a percentage of gross room revenues of each franchised hotel. Royalty fees are intended to cover the use of our trademarks and our operating expenses, such as expenses incurred for franchise services, including quality assurance and administrative support, and to provide us with operating profits. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing royalty fees is charged to bad debt expense and included in operating expenses on the Consolidated Statements of Income. Revenues also include initial franchise fees, which are recognized as revenues when all material services or conditions have been substantially performed, which is either when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

Our franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse us for expenses associated with operating an international, centralized, brand-specific reservations system, e-commerce channels such as our brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. These fees are recognized as revenue upon becoming due from the franchisee. An estimate of uncollectible ongoing marketing and reservation fees is charged to bad debt expense and included within marketing and reservation expenses on the Consolidated Statements of Income.

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

We also provide management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, our hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. Our standard management agreement typically has a term of up to 25 years. Our management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized as the services are performed and when the earnings process is complete and recorded as a component of franchise fee revenues on the Consolidated Statements of Income. We incur certain reimbursable costs on behalf of managed hotel properties and report reimbursements received from managed hotels as revenues and the costs incurred on their behalf as expenses. Such reimbursable revenues are recorded as a component of service and membership fees on the Consolidated Statements of Income. The reimbursable costs, which principally relate to payroll costs for operational employees at the managed hotels, are reflected as a component of operating expenses on the Consolidated Statements of Income. The reimbursements from hotel owners are based upon the costs incurred with no added margin. As a result, these reimbursable costs have no effect on our operating income. Management fee revenues and reimbursable revenues were $25 million and $264 million, respectively, during 2017, $22 million and $271 million, respectively, during 2016 and $23 million and $273 million, respectively, during 2015.

We currently own two hotels in locations where we have developed timeshare units. Revenues earned from our owned hotels are comprised of (i) gross room night rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. We are responsible for all the operations of the hotels and recognize all revenues and expenses of these hotels.

Within our Hotel Group segment, we measure operating performance using the following key operating statistics: (i) number of rooms, which represents the number of rooms at hotel group properties at the end of the year, and (ii) revenue per available room (RevPAR), which is calculated by multiplying the percentage of available rooms occupied during the year by the average rate charged for renting a hotel room for one day.

Destination Network

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with our RCI brand and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally we enter into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

Our RCI brand derives a majority of its revenues from annual membership dues and exchange fees from RCI members trading their intervals. Revenues from annual membership dues represent the annual fees from RCI members who, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products. We recognize revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with our exchange network or for other leisure-related services and products. We also offer other exchange-related products that provide RCI members the ability to (i) protect trading power or points, (ii) extend the life of deposits and (iii) combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Exchange fees and other exchange related product fees are recognized as revenues, net of expected cancellations, when these transactions have been confirmed to the member.

Our vacation rental brands derive revenue from fees associated with the rental of vacation rental properties on behalf of independent owners. We remit the rental fee received from the renter to the independent owner, net of our agreed-upon fee. The revenue from such fees, net of expected refunds, is recognized ratably over the renter’s stay, which is the period over which the service is rendered. Our vacation rental brands also derive revenues from additional services delivered to independent owners, vacation rental guests and property owner associations that are generally recognized at a point in time when the service is delivered.

Within our Destination Network segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products and (ii) exchange revenue per member, which represents total revenue from fees associated with memberships, exchange transactions, member- related rentals and other services for the year divided by the average number of vacation exchange members during the year.

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

We also provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services, for property owners’ associations and clubs. In some cases, our employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. We receive fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when the services are performed and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $692 million, $660 million and $615 million during 2017, 2016 and 2015, respectively. Management fee revenues were $300 million, $287 million and $275 million during 2017, 2016 and 2015, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $392 million, $373 million and $340 million during 2017, 2016 and 2015, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. One of the associations that we manage paid our Destination Network segment $29 million, $26 million and $24 million for exchange services during 2017, 2016 and 2015, respectively.

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

Other Items
We record marketing and reservation revenues, Wyndham Rewards revenues, RCI Elite Rewards revenues and hotel/property management services revenues for our Hotel Group, Destination Network and Vacation Ownership segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

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

OPERATING STATISTICS
The following table presents our operating statistics from continuing operations for the years ended December 31, 2017 and 2016. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2017	2016	% Change
Hotel Group(a)
Number of rooms (b)	728,200	697,600	4.4
RevPAR (c)	$37.63	$36.67	2.6
Destination Network(a)
Average number of members (in 000s) (d)	3,799	3,852	(1.4)
Exchange revenue per member (e)	$172.25	$167.48	2.8
Vacation Ownership(a)
Gross VOI sales (in 000s) (f) (g)	$2,144,000	$2,012,000	6.6
Tours (in 000s) (h)	869	819	6.1
VPG (i)	$2,345	$2,324	0.9

(a)	Includes the impact from acquisitions from the acquisition dates forward.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are Company-owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

(e)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(f)
Represents total sales of VOIs, including sales under Wyndham Asset Affiliation Model Fee-for-Service, before the net effect of POC accounting and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the year ended December 31 (in millions):

	2017	2016
Gross VOI sales	$2,144	$2,012
Less: WAAM Fee-for-Service sales (1)	(35)	(64)
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	2,108	1,948
Less: Loan loss provision	(420)	(342)
Vacation ownership interest sales	$1,689	$1,606

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $24 million and $46 million during 2017 and 2016, respectively.

(2)	Amounts may not add due to rounding.

(h)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(i)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $107 million and $108 million during 2017 and 2016, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of the business’s tour selling efforts during a given reporting period.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Our consolidated results from continuing operations are as follows:

	Year Ended December 31,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$5,076	$4,926	$150
Expenses	4,364	3,952	(412)
Operating income	712	974	(262)
Other income, net	(27)	(21)	6
Interest expense	156	133	(23)
Early extinguishment of debt expense	—	11	11
Interest income	(7)	(7)	—
Income before income taxes	590	858	(268)
(Benefit)/provision for income taxes	(229)	313	542
Income from continuing operations	819	545	274
Income from discontinued operations, net of income taxes	53	67	(14)
Net income	872	612	260
Net income attributable to noncontrolling interest	(1)	(1)	—
Net income attributable to Wyndham shareholders	$871	$611	$260

Net revenues increased $150 million (3.0%) during 2017 compared with 2016. Foreign currency translation favorably impacted net revenues by $9 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$105 million of higher revenues in our vacation ownership business primarily from an increase in net VOI sales, property management and consumer financing revenues;

•
$29 million of higher revenues (excluding intersegment revenues) in our hotel group business primarily from higher royalty, marketing and reservation (inclusive of Wyndham Rewards) revenue and higher revenue from ancillary services; and

•	$7 million of higher revenues (excluding intersegment revenues) in our destination network business primarily from exchange and related service revenues and acquisitions.

Expenses increased $412 million (10.4%) during 2017 compared with 2016. Foreign currency translation unfavorably impacted expenses by $4 million. Excluding foreign translation currency, the increase in expenses was primarily the result of:

•
$246 million of non-cash impairment charges primarily related to a write-down of undeveloped VOI land and a write-down of VOI inventory in the Saint Thomas, U.S. Virgin Islands resulting from the impact of the third quarter 2017 hurricanes in our vacation ownership business, and a write-down of intangibles and certain other assets in our hotel group business;

•	$135 million of higher expenses from operations primarily related to the revenue increases; and

•	$51 million of expenses associated with the planned spin-off of our hotel group business.

Such increases in expenses were partially offset by the absence of a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate during the first quarter of 2016.

Other income, net increased $6 million during 2017 compared to 2016 due to a non-cash gain on an acquisition at our destination network business resulting from a re-measurement of our original investment to fair value.

Interest expense increased $23 million during 2017 compared with 2016 primarily due to the impact of senior unsecured notes issued during March 2017 partially offset by the repayment of our 2.95% senior unsecured notes during March 2017.

Our effective tax rate in 2017 was a benefit of 38.8%, primarily due to the $415 million net tax benefit from the impact of the enactment of the U.S. Tax Cuts and Jobs Act during the year. Our effective tax rate in 2016 was a provision of 36.5%.

Our results of operations reflect a negative impact from the hurricanes in the third quarter of 2017. We estimate that the hurricanes reduced our revenues, EBITDA and net income by $28 million, $26 million and $17 million, respectively.

Income from discontinued operations, net of income taxes decreased $14 million during 2017 compared with 2016 primarily from transaction-related costs associated with the sale of our European vacation rentals business.

As a result of these items, net income attributable to Wyndham shareholders increased $260 million (42.6%) as compared with 2016.

Following is a discussion of the 2017 results of each of our segments compared to 2016:

	Net Revenues					EBITDA
	2017		2016		% Change	2017		2016		% Change
Hotel Group	$1,343		$1,309		2.6	$367	(b)	$391	(f)	(6.1)
Destination Network	912		898		1.6	257	(c)	222	(g)	15.8
Vacation Ownership	2,905		2,794		4.0	489	(d)	694	(h)	(29.5)
Total Reportable Segments	5,160		5,001		3.2	1,113		1,307		(14.8)
Corporate and Other	(84)	(a)	(75)	(a)	(12.0)	(161)	(e)	(110)	(i)	(46.4)
Total Company	$5,076		$4,926		3.0	$952		$1,197		(20.5)

Reconciliation of Net income attributable to Wyndham shareholders to EBITDA

						2017		2016
Net income attributable to Wyndham shareholders						$871		$611
Net income attributable to noncontrolling interest						1		1
Income from discontinued operations, net of tax						(53)		(67)
(Benefit)/provision for income taxes						(229)		313
Depreciation and amortization						213		202
Interest expense						156		133
Early extinguishment of debt expense						—		11	(j)
Interest income						(7)		(7)
EBITDA						$952		$1,197

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $25 million for the write-down of a guarantee asset and note receivable related to a hotel management agreement, (ii) $16 million for a write-down of a trade name and related management agreements, (iii) $3 million of costs associated with the planned spin-off of our hotel business, (iv) $3 million of costs associated with the La Quinta and AmericInn acquisitions, (v) $1 million of restructuring costs primarily associated with realigning brand operations and (vi) $1 million related to the impact on the performance metrics of the performance-vested restricted stock unit grants resulting from the enactment of the Tax Cuts and Jobs Act.

(c)
Includes a $13 million non-cash gain resulting from the acquisition of a controlling interest in Love Home Swap partially offset by (i) $8 million of restructuring costs associated with enhancing organizational efficiency and rationalizing operations, (ii) $8 million of costs associated with separation-related activities, (iii) $1 million of acquisition costs and (iv) $1 million related to the impact on the performance metrics of the performance-vested restricted stock unit grants resulting from the enactment of the Tax Cuts and Jobs Act.

(d)
Includes (i) $135 million of impairment charges primarily related to the write-down of undeveloped land resulting from our decision to no longer pursue future development at certain locations, $65 million of impairment charges related to the write-down of VOI inventory and property and equipment associated with our resort in the Saint Thomas, U.S. Virgin Islands resulting from the impact of the third quarter 2017 hurricanes, (ii) $1 million of costs associated with separation-related activities and (iii) $1 million related to the impact on the performance metrics of the performance-vested restricted stock unit grants resulting from the enactment of the Tax Cuts and Jobs Act.

(e)
Includes (i) $122 million of corporate costs, (ii) $39 million of costs associated with our planned spin-off of our hotel business, (iii) $6 million of restructuring costs focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iv) $4 million related to the impact on the performance metrics of the performance-vested restricted stock unit grants resulting from the enactment of the Tax Cuts and Jobs Act partially offset by a $6 million net benefit resulting from the resolution of and adjustment to certain contingent liabilities resulting from the Cendant Separation.

(f)	Includes $7 million of costs associated with the termination of a management contract and $2 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(g)
Includes a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela and $4 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(h)
Includes $8 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities and $6 million of costs associated with the departure of the chief executive officer at our vacation ownership business.

(i)	Includes $121 million of corporate costs partially offset by an $11 million benefit from an adjustment to certain contingent liabilities resulting from the Cendant Separation.

(j)	Represents costs incurred for the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

Hotel Group

Net revenues increased $34 million (2.6%) and EBITDA decreased $24 million (6.1%) in 2017 compared with 2016. EBITDA was impacted by $41 million of non-cash impairment charges for the write-down of certain hotel management assets. Foreign currency translation unfavorably impacted EBITDA by $1 million.

Royalty revenues increased $16 million, and marketing and reservation fees (inclusive of Wyndham Rewards) increased $13 million compared to the prior year due to a 2.6% increase in global RevPAR and a 4.4% increase in global system size. The growth in global RevPAR reflected a 3.2% increase in domestic RevPAR and a 3.0% increase in international RevPAR. The increase in international RevPAR was principally the result of a 2.0% increase in occupancy and a 1.1% increase in average daily rates. The growth in domestic RevPAR reflected a 2.4% increase in average daily rates and a 0.8% increase in occupancy.

Revenues were unfavorably impacted by the absence of $13 million of fees charged for our global franchise conference during 2016 which were fully offset by conference expenses. Revenues decreased $2 million and expenses increased $2 million at our two owned hotels primarily due to the impact of Hurricane Maria on our Rio Mar property in Puerto Rico. Revenues from other franchise fees increased $8 million primarily due to higher initial fees from property openings. Hotel management reimbursable revenues and expenses decreased $7 million compared to the prior year due to property terminations. Ancillary services contributed an additional $19 million of revenues and $7 million of expenses primarily due to growth in our co-branded credit card program.

In addition to the items discussed above, EBITDA was also impacted by $15 million of higher marketing costs, $5 million of higher employee-related costs, $4 million of incremental expenses related to acquisitions and $6 million of incremental transaction-related expenses associated with our acquisitions and planned spin-off. Such expense increases were partially offset by the absence of a $7 million non-cash impairment charge related to the write-down of terminated in-process technology projects during the third quarter of 2016.

Our acquisitions of AmericInn during the fourth quarter of 2017 and Fen Hotels during the fourth quarter of 2016 increased revenues and expenses by $10 million and $9 million, respectively, which are reflected in the results discussed above.

As of December 31, 2017, we had over 8,400 properties and approximately 728,200 rooms in our system. Additionally, our hotel development pipeline included over 1,150 hotels and approximately 148,200 rooms, of which 58% were international and 68% were new construction.

Destination Network

Net revenues and EBITDA from continuing operations increased $14 million (1.6%) and $35 million (15.8%), respectively, in 2017 compared with 2016. Foreign currency translation favorably impacted both net revenues and EBITDA by $3 million. EBITDA also reflected the absence of a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016, a $13 million non-cash gain resulting from the acquisition of a controlling interest in the Love Home Swap business, $8 million of costs associated with separation-related activities, $4 million of higher restructuring costs and the absence of $3 million from the favorable settlement of business disruption claims related to the Gulf of Mexico oil spill received during 2016.

Exchange and related service revenues increased $9 million (1.4%) as a 2.8% increase in exchange revenue per member was partially offset by a 1.4% decline in the average number of members. Net revenues generated from rental transactions and related services increased $3 million principally due to a 2.3% increase in average net price per vacation rental.

Vacation Ownership

Net revenues increased $111 million (4.0%) and EBITDA decreased $205 million (29.5%) in 2017 compared with 2016. Foreign currency translation favorably impacted net revenues by $6 million and had no impact on EBITDA. In addition, EBITDA was unfavorably impacted by $205 million of non-cash impairment charges primarily related to the write-down of undeveloped land resulting from our decision to no longer pursue future development at certain locations and the write-down of VOI inventory and property and equipment in the Saint Thomas, U.S. Virgin Islands due to a reduction in its fair value resulting from the disruption of VOI sales caused by natural disasters impacting the Caribbean.

Net VOI revenues increased $83 million compared to the prior year primarily due to a $160 million (8.2%) increase in gross VOI sales, net of WAAM Fee-for-Service sales, which was partially offset by a $78 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of third parties encouraging customers to default on their timeshare loans. Gross VOI sales increased primarily due to a 6.1% increase in tours, reflecting our continued focus on new owner generation and a 0.9% increase in VPG. Commission revenues decreased $22 million compared to the prior year resulting from lower WAAM Fee-for-Service VOI sales as we continue to shift our focus to utilizing our WAAM Just-in-Time inventory for VOI sales. Such decrease was partially offset by $19 million of lower expenses for such WAAM VOI sales.

Consumer financing revenues increased $23 million compared to last year. This increase was due to a higher weighted average interest rate earned on a larger average portfolio balance. Consumer financing interest expense decreased $1 million resulting from a decrease in the weighted average interest rate on our securitized debt. As a result, our net interest income margin increased to 84.0% compared with 83.0% during 2016.

Property management revenues and expenses increased $32 million and $20 million, respectively, due to higher management fees and reimbursable revenues.

In addition, EBITDA was impacted by:

•	a $48 million increase in marketing costs due to our continued focus on adding new owners, who typically carry a higher cost per tour;

•	$27 million of higher sales and commission expenses primarily due to higher gross VOI sales;

•	$20 million of higher employee-related costs;

•	$19 million of higher maintenance fees on unsold inventory;

•	$11 million of higher legal settlement expenses;

•	$6 million of lower proceeds from business interruption claims; partially offset by

•	$8 million of lower restructuring charges; and

•	the absence of $6 million of executive departure costs.

Corporate and Other

Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $9 million during the year ended 2017 compared to 2016.

Excluding $39 million of costs associated with the planned spin-off of our hotel group business, corporate expenses increased $12 million primarily due to $5 million of higher restructuring costs and $5 million of a lower net benefit related to an adjustment to certain contingent liabilities resulting from the Cendant Separation.

OPERATING STATISTICS
The following table presents our operating statistics from continuing operations for the years ended December 31, 2016 and 2015. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2016	2015	% Change
Hotel Group (a)
Number of rooms (b)	697,600	678,000	2.9
RevPAR (c)	$36.67	$37.26	(1.6)
Destination Network
Average number of members (in 000s) (d)	3,852	3,831	0.5
Exchange revenue per member (e)	$167.48	$169.29	(1.1)
Vacation Ownership
Gross VOI sales (in 000s) (f) (g)	$2,012,000	$1,965,000	2.4
Tours (in 000s) (h)	819	801	2.2
VPG (i)	$2,324	$2,326	(0.1)

(a)	Includes the impact from acquisitions from the acquisition dates forward.

(b)	Represents the number of rooms at hotel group properties at the end of the period which are under franchise and/or management agreements, or are company owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

(e)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(f)
Represents total sales of VOIs, including sales under Wyndham Asset Affiliation Model Fee-for-Service, before the net effect of POC accounting and loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the year ended December 31 (in millions):

	2016	2015
Gross VOI sales	$2,012	$1,965
Less: WAAM Fee-for-Service sales (1)	(64)	(126)
Gross VOI sales, net of WAAM Fee-for-Service sales (2)	1,948	1,838
Less: Loan loss provision	(342)	(248)
Plus/(Less): Impact of POC accounting	—	13
Vacation ownership interest sales	$1,606	$1,604

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service sales model designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues amounted to $46 million and $83 million during 2016 and 2015, respectively.

(2)	Amounts may not add due to rounding.

(h)	Represents the number of tours taken by guests in our efforts to sell VOIs.

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

Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Our consolidated results are as follows:

	Year Ended December 31,
	2016	2015	Favorable/(Unfavorable)
Net revenues	$4,926	$4,878	$48
Expenses	3,952	3,943	(9)
Operating income	974	935	39
Other income, net	(21)	(16)	5
Interest expense	133	122	(11)
Early extinguishment of debt expense	11	—	(11)
Interest income	(7)	(8)	(1)
Income before income taxes	858	837	21
Provision for income taxes	313	285	(28)
Income from continuing operations	545	552	(7)
Income from discontinued operations, net of income taxes	67	60	7
Net income	612	612	—
Net income attributable to noncontrolling interest	(1)	—	(1)
Net income attributable to Wyndham Shareholders	$611	$612	$(1)

Net revenues increased $48 million (1.0%) during 2016 compared with 2015. Foreign currency translation unfavorably impacted net revenues by $16 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•
$24 million of higher revenues at our vacation ownership business primarily resulting from an increase in property management and consumer financing revenues, partially offset by a decrease in commission revenues resulting from lower WAAM Fee-for-Service VOI sales;

•	$20 million of incremental revenues resulting from acquisitions at our hotel group and destination network businesses;

•	$10 million of higher revenues (excluding intersegment revenues) at our destination network business primarily from an increase in volume on rental transactions; and

•	$10 million of higher revenues at our hotel group business (excluding intersegment revenues) primarily due to an increase in ancillary services.

Expenses increased $9 million during 2016 compared with 2015. Foreign currency favorably impacted expenses by $11 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	a $24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate at our destination network business;

•	an $15 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service;

•	$17 million of incremental expenses related to acquisitions at our hotel group and destination network businesses;

•	$8 million of higher restructuring costs resulting from organizational realignments across our business; and

•	$6 million of costs associated with the departure of the chief executive officer at our vacation ownership business.

Such increases in expenses were partially offset by:

•	a $27 million decrease in expenses primarily associated with general and administrative costs;

•	an $11 million benefit from an adjustment to certain contingent liabilities resulting from our separation from Cendant;

•	the absence of a $7 million non-cash impairment charge incurred during the third quarter of 2015; and

•	$7 million of lower expense related to the termination of a management contract which resulted in a charge of $7 million and $14 million during the third quarter of 2016 and 2015, respectively.

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

Our effective tax rate increased from 34.1% in 2015 to 36.5% in 2016 primarily due to a lower tax benefit in 2016 resulting from changes in our valuation allowance, partially offset by a benefit from an increase in foreign tax credits.

Income from discontinued operations, net of income taxes increased $7 million during 2016 compared with 2015 primarily due to increased vacation rental transaction volume.

As a result of these items, net income attributable to Wyndham shareholders decreased $1 million as compared with 2015.

Following is a discussion of the 2016 results of each of our segments and Corporate and Other compared to 2015:

	Net Revenues					EBITDA
	2016		2015		% Change	2016		2015		% Change
Hotel Group	$1,309		$1,297		0.9	$391	(b)	$349	(g)	12.0
Destination Network	898		880		2.0	222	(c)	239	(h)	(7.1)
Vacation Ownership	2,794		2,772		0.8	694	(d)	687	(i)	1.0
Total Reportable Segments	5,001		4,949		1.1	1,307		1,275		2.5
Corporate and Other	(75)	(a)	(71)	(a)	(5.6)	(110)	(e)	(137)	(j)	19.7
Total Company	$4,926		$4,878		1.0	$1,197		$1,138		5.2

Reconciliation of Net income attributable to Wyndham shareholders to EBITDA

						2016		2015
Net income attributable to Wyndham shareholders						$611		$612
Net income attributable to noncontrolling interest						1		—
Income from discontinued operations, net of tax						(67)		(60)
Provision for income taxes						313		285
Depreciation and amortization						202		187
Interest expense						133		122
Early extinguishment of debt expense						11	(f)	—
Interest income						(7)		(8)
EBITDA						$1,197		$1,138

(a)	Includes the elimination of transactions between segments.

(b)	Includes $7 million of costs associated with the termination of a management contract and $2 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(c)
Includes a $24 million foreign currency loss related to the devaluation of the exchange rate of Venezuela and $4 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency.

(d)
Includes $8 million of restructuring costs incurred as a result of our focus on enhancing organizational efficiency and rationalizing existing facilities and $6 million of costs associated with the departure of the chief executive officer at our vacation ownership business.

(e)	Includes $121 million of corporate costs partially offset by an $11 million benefit from an adjustment to certain contingent liabilities resulting from our Cendant Separation.

(f)	Represents costs incurred for the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

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

Destination Network

Net revenues from continuing operations increased $18 million (2.0%) and EBITDA from continuing operations decreased $17 million (7.1%) during the twelve months ended December 31, 2016 compared with 2015. Foreign currency translation unfavorably impacted net revenues and EBITDA by $10 million and $1 million, respectively. EBITDA also reflected a $24 million foreign exchange loss related to the devaluation of the exchange rate of Venezuela during the first quarter of 2016.

Our acquisitions of vacation rentals brands contributed $10 million of incremental revenues (inclusive of $1 million of ancillary revenues) and $2 million of incremental EBITDA during 2016.

Exchange and related service revenues decreased $4 million. Excluding an unfavorable foreign currency translation impact of $10 million, exchange and related service revenues increased $6 million primarily due to a 0.5% increase in the average number of members and a 0.4% increase in exchange revenue per member.

Net revenues generated from rental transactions and related services increased $17 million. Excluding $9 million of incremental vacation rental revenues from acquisitions, net revenues generated from rental transactions and related services increased $8 million principally due to an 8.1% increase in rental transaction volume, partially offset by a 2.6% decline in average net price per vacation rental.

Additionally, ancillary revenues increased $5 million primarily due to call center services provided to our hotel group business.

In addition to the items discussed above, EBITDA was unfavorably impacted by:

•	$12 million of higher costs resulting from revenue increases;

•	$5 million of higher information technology costs primarily related to growth initiatives;

•	$2 million of higher restructuring costs, which includes $4 million of such costs recorded during 2016, partially offset by $2 million recorded during 2015; and

•	a $2 million non-cash impairment charge related to the write-down of an equity investment.

Such amounts were partially offset by:

•	$6 million of lower employee-related expenses;

•	a $4 million favorable impact from foreign exchange transactions and foreign exchange contracts; and

•	a $3 million reimbursement of legal fees and associated costs related to a favorable court ruling.

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

Net VOI revenues increased $2 million compared to the same period last year. Excluding an unfavorable foreign currency translation impact of $1 million, net VOI revenues increased $3 million. Such increase was primarily due to a $110 million increase in gross VOI sales, net of WAAM Fee-for-Service sales that were almost completely offset by (i) a $94 million increase in our provision for loan losses and (ii) the absence of $13 million of VOI revenues recognized during 2015 under percentage-of-completion accounting. The increase in the provision for loan losses reflected organized activity by third-parties encouraging customers to default on their timeshare loans and higher financing activity on VOI sales.

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

DISCONTINUED OPERATIONS

During the third quarter of 2017, we decided to explore strategic alternatives for our European vacation rentals business, which was previously part of our Wyndham Destination Network segment, and in the fourth quarter of 2017, we commenced activities to facilitate the sale of this business. As a result, for all periods presented, we have classified the results of operations for our European vacation rentals business as discontinued operations in the Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the Consolidated Balance Sheets. All results and information presented exclude our European Vacation Rental business unless otherwise noted (see Note 3 - Discontinued Operations in the Notes to Consolidated Financial Statements).

Income from discontinued operations, net of taxes was $53 million, $67 million and $60 million in 2017, 2016 and 2015, respectively. During 2017, we incurred $15 million of transaction expenses in connection with the disposition of our European vacation rentals business.

RESTRUCTURING PLANS
During 2017, we recorded $15 million of charges related to restructuring initiatives, all of which are personnel-related. The charges consisted of (i) $8 million at our Destination Network segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, (ii) $6 million at our corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iii) $1 million at our Hotel Group segment which primarily focused on realigning its brand operations. During 2017, we reduced our restructuring-charge liability by $11 million, of which $10 million was in cash payments and $1 million was through the issuance of Wyndham stock. The remaining liability of $4 million, as of December 31, 2017, is expected to be paid by the end of 2018. We anticipate annual net savings from such initiatives to be $24 million.
During 2016, we recorded $14 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities including the closure of four vacation ownership sales offices. In connection with these initiatives, we initially recorded $11 million of personnel-related costs, a $2 million non-cash asset impairment charge and $2 million of facility-related expenses. In 2016, we subsequently reversed $1 million of previously recorded personnel-related costs and reduced our liability with $5 million of cash payments. During 2017, we reduced our remaining liability by $7 million, of which $6 million was in cash payments. The remaining liability of $1 million as of December 31, 2017 is expected to be paid primarily by the end of 2020.
During 2015, we recorded $6 million of charges related to restructuring initiatives resulting from a realignment of brand services and call center operations within our hotel group business, a rationalization of international operations within our destination network business and a reorganization of the sales function within our vacation ownership business. In connection with these initiatives, we initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. We subsequently reversed $2 million of previously recorded personnel-related costs and reduced our liability with $2 million of cash payments. During 2016, we reduced our remaining liability with $3 million of cash payments.
We have additional restructuring plans which were implemented prior to 2015. During 2017, we reduced our remaining liability for such plans with $1 million of cash payments. The remaining liability of $1 million as of December 31, 2017, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	December 31, 2017	December 31, 2016	Change
Total assets	$10,403	$9,819	$584
Total liabilities	9,520	9,101	419
Total equity	883	718	165

Total assets increased $584 million from December 31, 2016 to December 31, 2017 primarily due to:

•	a $124 million increase in vacation ownership contract receivables primarily due to loan originations exceeding collections and loan loss provision;

•	a $115 million increase in goodwill primarily due to our acquisitions of AmericInn at our hotel group business and Love Home Swap at our destination network business;

•	a $54 million increase in other current assets primarily due to a higher income tax receivable related to installment sales of VOIs and an increase in mezzanine loans at our hotel group business;

•
$53 million of higher property and equipment, net primarily due to current-year capital expenditures, a non-cash increase resulting from the consolidation of a special-purpose entity and transfers from inventory, partially offset by current-year depreciation;

•	a $49 million increase in trademarks primarily due to the AmericInn acquisition at our hotel group business; and

•	a $234 million increase in assets held for sale primarily due to foreign currency translation and increased vacation rental bookings in our discontinued operations.

Such increases in assets were partially offset by a $96 million reduction in inventory primarily due to VOI sales and transfers to property and equipment, partially offset by the current-year spend on vacation ownership development projects.

Total liabilities increased $419 million from December 31, 2016 to December 31, 2017 primarily due to:

•	a $609 million increase in long-term debt;

•	a $43 million increase in accounts payable;

•	a $42 million increase in deferred income primarily related to VOI trial and incentive fees at our vacation ownership business;

•	a $36 million increase in accrued expenses primarily due to higher employee costs across our businesses; and

•	a $121 million increase in liabilities held for sale primarily due to foreign currency translation and an increase in deferred income related to rental bookings in our discontinued operations.

Such increases in liabilities were partially offset by:

•	a $377 million reduction in deferred income taxes primarily related to the impact of the enactment of the U.S. Tax Cuts and Jobs Act during the year; and

•	a $43 million reduction in securitized debt.

Total equity increased $165 million from December 31, 2016 to December 31, 2017 primarily due to $871 million of net income attributable to Wyndham shareholders and $102 million of foreign currency translation adjustments, partially offset by $601 million of stock repurchases and $239 million of dividends.

LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facilities and commercial paper programs as well as issuance of long-term unsecured debt. In addition, certain funding requirements of our vacation ownership business are met through the utilization of our bank conduit facilities and the issuance of securitized debt to finance vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, commercial paper programs and continued access to the securitization and debt markets provide us with sufficient liquidity to meet our ongoing needs.

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion and available capacity of $1.0 billion, net of letters of credit and commercial paper borrowings, as of December 31, 2017. We consider outstanding borrowings under our commercial paper programs to be a reduction of the available capacity on such revolving credit facility.

We entered into a 364-day, $400 million revolving credit facility in November 2017. Such facility had $400 million of available capacity as of December 31, 2017.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. As of December 31, 2017, we had $147 million of outstanding commercial paper borrowings, all under our U.S. commercial paper program.

Our $450 million 2.50% senior unsecured notes are due in March 2018. Our intent is to refinance such notes with available capacity under our revolving credit facilities.

Our current two-year, $650 million securitized vacation ownership bank conduit facility, with a borrowing capability through August 2018, had $317 million of available capacity as of December 31, 2017. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2019.

We entered into a fifteen-month, $750 million securitized vacation ownership bank conduit facility in October 2017, with a borrowing capability through January 2019 and available capacity of $204 million as of December 31, 2017. This facility bears interest at variable rates based on commercial paper plus a spread or LIBOR rates plus a spread and has an advance rate of 85%. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than January 2020.

In January 2018, we obtained $2.0 billion of funding commitments in connection with the La Quinta acquisition, which expires in January 2019.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW
The following table summarizes cash and cash equivalents during 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Cash provided by/(used in)
Operating activities:
Continuing operations	$880	$846	$871
Discontinued operations	107	127	120
Investing activities:
Continuing operations	(362)	(259)	(264)
Discontinued operations	(32)	(94)	(38)
Financing activities:
Continuing operations	(538)	(576)	(667)
Discontinued operations	(21)	(10)	(8)
Effects of changes in exchange rates on cash and cash equivalents	14	(20)	(26)
Net change in cash and cash equivalents	$48	$14	$(12)

Operating Activities

During 2017, net cash provided by operating activities from continuing operations increased by $34 million compared to 2016. Net income adjusted for non-cash items increased cash from operations by $110 million. Cash utilized for working capital (net change in assets and liabilities) increased $76 million compared to 2016 primarily due to an increase in vacation ownership contract receivables resulting from higher originations and increased spending on vacation ownership development projects partially offset by an increase in accrued expenses associated with higher employee-related costs. Net cash provided by operating activities from discontinued operations decreased by $20 million compared to 2016.

During 2016, net cash provided by operating activities from continuing operations decreased by $25 million compared to 2015. Such decline reflects a $204 million increase in cash utilized for working capital (net change in assets and liabilities)

primarily due to an increase in vacation ownership contract receivables resulting from higher originations and a reduction in accrued expenses associated with lower employee-related costs, partially offset by lower income tax payments due to timing. Net income adjusted for non-cash items increased cash from operations by $179 million compared to prior year. Net cash provided by operating activities from discontinued operations generated an additional $7 million of cash compared to 2015.

Investing Activities

During 2017, net cash used in investing activities for continuing operations increased $103 million, primarily due to higher cash utilized for acquisitions and mezzanine loans partially offset by $11 million of insurance proceeds received representing a partial reimbursement for damage sustained at our Rio Mar hotel from Hurricane Maria in the third quarter of 2017. Net cash used in investing activities for discontinued operations decreased by $62 million primarily due to lower cash utilized for acquisitions and loans.

During 2016, net cash used in investing activities for continuing operations decreased $5 million, primarily due to lower cash utilized for property and equipment expenditures. Net cash used in investing activities for discontinued operations increased by $56 million primarily due to higher cash utilized for acquisitions and loans.

Financing Activities

During 2017, net cash used in financing activities for continuing operations decreased $38 million compared 2016, primarily due to $164 million of higher net proceeds from non-securitized debt and $20 million of lower share repurchases. Such decreases were partially offset by (i) $86 million of higher net payments on securitized vacation ownership debt, (ii) $35 million of higher net payments in connection with vacation ownership inventory arrangements and (iii) $19 million of higher dividend payments to shareholders. Net cash used in financing activities for discontinued operations increased $11 million primarily due to contingent payments related to prior-year acquisitions.

During 2016, net cash used in financing activities for continuing operations decreased $91 million compared to 2015, principally reflecting (i) $71 million of higher net borrowings on non-securitized debt, (ii) $70 million of higher net borrowings on securitized vacation ownership debt and (iii) $39 million of lower share repurchases. Such sources of cash were partially offset by $69 million of lower net proceeds received in connection with the sale of vacation ownership inventory which is subject to conditional repurchases and a $21 million increase in dividends paid to shareholders. Net cash used in financing activities for discontinued operations increased $2 million.

Capital Deployment
We focus on optimizing cash flow and seeking to deploy capital for the highest returns possible. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to derive a greater proportion of EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to acquire additional franchise agreements, hotel/property management contracts on a strategic and selective basis as well as grow the business through merger and acquisition activities. In addition, we will return cash to shareholders through the repurchase of common stock and payment of dividends.

During 2017, we spent $218 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2018, we anticipate spending approximately $220 million to $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five-year period from 2018 through 2022 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During 2017, we spent $153 million on capital expenditures for continuing operations, primarily on information technology enhancement projects and renovations at our owned Rio Mar hotel. We also spent $35 million on capital expenditures at our discontinued operations, primarily on chalets at our Landal GreenParks business. During 2018, we anticipate spending approximately $150 million to $170 million on capital expenditures for continuing operations.

In addition, during 2017, we spent $33 million on loans and development advance notes, primarily at our hotel group business to acquire new franchise and management agreements. In an effort to support growth in our hotel group business, we will continue to provide development advance notes and loans, which may include agreements with multi-unit owners. We will also continue to provide other forms of financial support.

In January 2018, we entered into an agreement with La Quinta Holdings Inc. to acquire its hotel franchising and management businesses for $1.95 billion in cash and obtained $2.0 billion of funding commitments for such purchase.

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

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general unsecured corporate borrowings, including through the use of available capacity under our revolving credit facilities and commercial paper programs.

Stock Repurchase Programs
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. We had $1.1 billion of remaining availability in our program as of December 31, 2017.

Under our current stock repurchase program, we repurchased 6.3 million shares at an average price of $95.79 for a cost of $601 million during the twelve months ended December 31, 2017. From August 20, 2007 through December 31, 2017, we repurchased 94.4 million shares at an average price of $52.32 for a cost of $4.9 billion.

As of December 31, 2017, we have repurchased under our current and prior stock repurchase programs, a total of 120 million shares at an average price of $48.11 for a cost of $5.7 billion since our Separation.

During the period January 1, 2018 through February 16, 2018, we repurchased an additional 0.2 million shares at an average price of $115.34 for a cost of $21 million. We currently have $1.1 billion remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Foreign Earnings

As a result of the enactment of the new law, we recorded a $42 million charge relating to the one-time mandatory tax on previously deferred earnings of its foreign subsidiaries. After considering the impact of available foreign tax credits, the resulting cash tax payable is not significant. Although the one-time mandatory tax has removed U.S. federal taxes on distributions to the United States, we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all of the foreign undistributed earnings of $793 million. This requires us to re-evaluate the existing short and long-term capital allocation policies in light of the law and calculate the incremental tax cost in addition to the one-time mandatory tax, (e.g. foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the United States. While the provisional tax expense for the year ended December 31, 2017 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, our plan may change upon the completion of long-term capital allocation plans in light of the law and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

LONG-TERM DEBT COVENANTS
Our revolving credit facilities and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreements and term loan) by consolidated interest expense (as defined in the credit agreements and term loan), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2017, our consolidated interest coverage ratio was 9.5 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreements and term loan). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreements and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2017, our consolidated leverage ratio was 2.7 times. Covenants in these credit facilities and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in these credit facilities and term loan include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of December 31, 2017, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2017, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its receivables through (i) an asset-backed bank conduit facilities and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us other than interest rate risk related to swap counterparties (solely to the extent that the amount outstanding on our notes differs from the forecasted amortization schedule at the time of issuance).

We believe that our $650 million bank conduit facility with a term through August 2018 and our $750 million bank conduit facility with a term through January 2019, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of December 31, 2017, we had $521 million of availability under these asset-backed bank conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We maintain U.S. and European commercial paper programs under which we may issue unsecured commercial paper notes up to a maximum amount of $750 million and $500 million, respectively. We allocate a portion of our available capacity under our $1.5 billion revolving credit facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. As of December 31, 2017, we had $147 million of outstanding borrowings, all of which were under our U.S. program, and the total available capacity was $1.1 billion under these programs.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $1.3 billion, of which $471 million was outstanding as of December 31, 2017. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

In connection with our vacation ownership inventory sale transactions, which have conditional rights and conditional obligations to repurchase the completed properties, we are required to maintain an investment-grade credit rating from at least one rating agency. If at any time we fail to maintain such a rating, we are required to post collateral in favor of the development partner in an amount equal to the remaining obligation under the agreements. In January 2018, we amended the agreement to remove the requirement to post collateral for failure to maintain an investment-grade credit rating.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our vacation ownership contract receivables securitization program could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

Our senior unsecured debt is rated Baa3 with a “negative watch” by Moody’s Investors Service and BBB- with a “negative watch” by both Standard and Poor’s and Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our credit ratings could be negatively affected by the spin-off transaction, our proposed acquisition of La Quinta and our pursuit of strategic alternatives for our European rentals business or other factors.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, annual membership fees, exchange and member-related transaction fees, commission income earned from renting vacation properties and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/ or cash flows in any given reporting period. As of December 31, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $86 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for continuing operations for the 12-month periods beginning on January 1st of each of the years set forth below:

	2018	2019	2020	2021	2022	Thereafter	Total
Securitized debt (a)	$217	$529	$525	$151	$160	$516	$2,098
Long-term debt (b)	568	55	621	528	653	1,484	3,909
Interest on debt (c)	204	193	163	120	88	158	926
Operating leases	51	44	35	29	25	119	303
Purchase commitments (d)	235	108	122	36	26	26	553
Inventory sold subject to conditional repurchase (e)	33	36	38	56	30	—	193
Separation liabilities (f)	3	13	—	—	—	—	16
Total (g) (h)	$1,311	$978	$1,504	$920	$982	$2,303	$7,998

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)
Includes $464 million of senior unsecured notes due during the first quarter of 2018, which we intend to refinance on a long-term basis and have the ability to do so with available capacity under our revolving credit facility.

(c)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term and securitized debt.

(d)
Includes (i) $228 million relating to the development of vacation ownership properties, of which $86 million is included within total liabilities on the Consolidated Balance Sheet, (ii) $162 million for information technology activities and (iii) $86 million for marketing related activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (see Note 10 – Inventory to the Consolidated Financial Statements for further detail) of which $60 million is included within total liabilities on the Consolidated Balance Sheet.

(f)
Represents liabilities which we assumed and are responsible for pursuant to our Separation (See Note 26 – Cendant Separation and Transactions with Former Parent and Subsidiaries to the Consolidated Financial Statements for further details).

(g)
Excludes a $46 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(h)
Excludes other guarantees at our hotel group business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Other Commercial Commitments and Off-Balance Sheet Arrangements below).

In addition to amounts shown in the table above, we have $285 million of contractual obligations related to our discontinued operations, of which $76 million is due within one year. Such obligations primarily relate to operating and capital leases.
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

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2017 aggregated $553 million, of which $228 million were related to the development of vacation ownership properties, $162 million were for information technology activities and $86 million were for marketing-related activities.
Standard Guarantees/Indemnifications. In the ordinary course of business, we enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of or third-party claims relating to an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. Also in the ordinary course of business, we provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases we maintain insurance coverage that may mitigate any potential payments.
Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was approximately $360 million as of December 31, 2017. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2017, 2016 and 2015, we made payments related to these guarantees of $11 million, $13 million and $15 million, respectively. As of December 31, 2017 and 2016, we maintained a liability in connection with these guarantees of $35 million and $33 million, respectively, on our Consolidated Balance Sheets.
We guarantee our vacation ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada from the third-party developers subject to the properties meeting our vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The maximum potential future payments that we may be required to make under these commitments was $133 million as of December 31, 2017.
As part of WAAM Fee-for-Service, we may guarantee to reimburse the developer a certain amount, or to purchase inventory from the developer at a percentage of the original sales price if certain future conditions exist. The maximum potential future payments that we could be required to make under these guarantees was approximately $40 million as of December 31, 2017. As of both December 31, 2017 and 2016, we had no recognized liabilities in connection with these guarantees.
In connection with our vacation ownership inventory sale transactions where we have conditional rights and conditional obligations to repurchase the completed properties, we are required to maintain an investment-grade credit rating from at least one rating agency. If at any time we fail to maintain such rating, we are required to post collateral in favor of the development partner in an amount equal to the remaining obligation under the agreements. In January 2018, we amended the agreement to remove the requirement to post collateral for failure to maintain an investment-grade credit rating from at least one rating agency.
We enter into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, we would be required to compensate the hotel owner for any shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, we may be able to recapture a portion or all of the shortfall payments in the event that future operating results exceed targets. As of December 31, 2017, the remaining maximum potential amount of future payments that may be made under these guarantees is $116 million with an annual cap of $27 million. These guarantees have a remaining life of 3 to 7 years with a weighted average life of approximately 5 years. As of December 31, 2017, we maintained a liability of $23 million, on our Consolidated Balance Sheet, in connection with these guarantees. For guarantees subject to recapture provisions, we had a receivable of $41 million and $36 million as of December 31, 2017 and 2016, respectively. Such receivables were the result of payments made to date that are subject to recapture and which we believe will be recoverable from future operating performance (see Note 18 - Commitments and Contingencies to the Consolidated Financial Statements).
Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2017.
Letters of Credit. As of December 31, 2017, we had $49 million of irrevocable standby letters of credit outstanding, of which $1 million were backed by our revolving credit facilities. As of December 31, 2016, we had $69 million of irrevocable standby letters of credit outstanding, of which $1 million were backed by our revolving credit facility. Such letters of credit issued during 2017 and 2016 primarily supported the securitization of vacation ownership contract receivables funding, certain insurance policies and development activity at our vacation ownership business.
Surety Bonds. As of December 31, 2017, we had assembled commitments from 12 surety providers in the amount of $1.3 billion, of which $471 million was outstanding (See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements).

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
Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our vacation ownership contract receivables.
Inventory. Our inventory consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation credits and real estate interests sold subject to conditional repurchase. We carry our inventory at the lower of cost, or estimated fair value less costs to sell, which can result in impairment charges and/or recoveries of previous impairments. Cost of VOIs includes all costs directly associated with the acquisition, development and construction of the underlying resort property, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process.
We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in cost of vacation ownership interests on the Consolidated Statements of Income in order to retrospectively adjust the margin previously recorded subject to those estimates.
Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. We performed a qualitative assessment for impairment on each reporting unit’s goodwill. Based on the results of our qualitative assessments performed during the fourth quarter of 2017, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our hotel group, destination network and vacation ownership reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings. During the third quarter of 2017, we decided to explore strategic alternatives for our European vacation rentals business, which was previously part of our Wyndham Destination Network segment, and in the fourth quarter of 2017, we commenced activities to facilitate the sale of this business. As a result, we performed a qualitative assessment of our remaining Destination Network segment and determined that no impairment exists.

We also determine whether the carrying value of other indefinite-lived intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.
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
Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. We recognize the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially impact our results of operations.
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

Adoption of Accounting Pronouncements
During 2015, we adopted guidance related to reporting discontinued operations and disclosures of disposals of components of an entity and disclosure of uncertainties about an entity’s ability to continue as a going concern. During 2016, we adopted guidance related to (i) management’s evaluation of consolidation for certain legal entities, (ii) customer’s accounting for fees paid in a cloud computing arrangement, (iii) simplifying the presentation of debt issuance costs, (iv) simplifying the accounting for measurement-period adjustments, and (v) balance sheet classification of deferred taxes. During 2017, we adopted guidance related to simplifying the measurement of inventory and accounting for share-based payment transactions, including the income tax consequences and classification of awards as either equity or liabilities. For detailed information regarding these standards and the impact thereof on our financial statements, see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 17 to the Consolidated Financial Statements. Our principal market exposures are interest and foreign currency rate risks.

•
Our primary interest rate exposure as of December 31, 2017 was to interest rate fluctuations in the United States, specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

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
Our variable rate borrowings, which include our commercial paper, term loan, securitized bank conduit facilities, revolving credit facilities and a portion of senior unsecured fixed-rate notes which have been swapped to a variable interest rate, exposes us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2017 was approximately $900 million in securitized debt and $1.3 billion in long-term debt. A 100 basis point change in the underlying interest rates would result in approximately a $9 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in annual long-term debt interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of us and our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2017. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2017, the absolute notional amount of our outstanding foreign exchange hedging instruments was $371 million, of which, $200 million relates to our discontinued operations. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would not generate a material increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

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
We used December 31, 2017 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

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
Except as otherwise disclosed, the information required by this item is included in the Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.
Identification of Executive Officers.
The following provides information for each of our executive officers.
Stephen P. Holmes, 61, has served as our Chairman, Chief Executive Officer and a Director since July 2006. Mr. Holmes was Vice Chairman and director of Cendant Corporation and Chairman and Chief Executive Officer of Cendant’s Travel Content Division from December 1997 to July 2006. Mr. Holmes was Vice Chairman of HFS Incorporated from September 1996 to December 1997, a director of HFS from June 1994 to December 1997 and Executive Vice President, Treasurer and Chief Financial Officer of HFS from July 1990 to September 1996.
David B. Wyshner, 50, has served as our Chief Financial Officer since August 2017. Mr. Wyshner served as Chief Financial Officer of Avis Budget Group, Inc. from August 2006 to June 2017 and also served as Avis' President from January 2016 to June 2017. At Avis Budget Group, Mr. Wyshner held the titles of Senior Executive Vice President from October 2011 to December 2015 and Executive Vice President from August 2006 to October 2011. Mr. Wyshner previously held several key roles at Cendant Corporation, starting in 1999, including as Executive Vice President and Treasurer, and Vice Chairman of the Travel Content Division, which included the Avis and Budget vehicle rental businesses as well as many of Wyndham Worldwide's businesses. Prior to joining Cendant, Mr. Wyshner served as Vice President in Merrill Lynch & Co.'s investment banking division.
Geoffrey A. Ballotti, 56, has served as President and Chief Executive Officer of Wyndham Hotel Group since March 2014. Mr. Ballotti served as Chief Executive Officer, Wyndham Destination Network, from March 2008 to March 2014. From October 2003 to March 2008, Mr. Ballotti was President, North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Gail Mandel, 49, has served as President and Chief Executive Officer of Wyndham Destination Network since November 2014. Ms. Mandel was Chief Operating Officer and Chief Financial Officer, Wyndham Destination Network, from March 2014 to November 2014 and Chief Financial Officer, Wyndham Destination Network, from January 2010 to March 2014. From August 2006 to January 2010, Ms. Mandel was Senior Vice President, Financial Planning & Analysis, for Wyndham Worldwide. From February 1999 to August 2006, Ms. Mandel was Division Controller, Cendant Hospitality Services. From October 1997 to February 1999, Ms. Mandel was Controller, Cendant Mobility. From September 1993 to October 1997, Ms. Mandel served in finance positions for HFS including Director, Business Development, Director, Corporate Audit and Manager, Internal Audit.
Michael D. Brown, 47, has served as President and Chief Executive Officer of Wyndham Vacation Ownership since April 2017.  Mr. Brown was Chief Operating Officer at Hilton Grand Vacations from December 2014 to April 2017 and Executive Vice President, Sales and Marketing - Mainland U.S. and Europe at Hilton Grand Vacations from July 2008 to December 2014.   Prior to joining Hilton Grand Vacations in July 2008, Mr. Brown served in a series of sales, development, operations, and finance leadership roles throughout the U.S., Europe and the Caribbean during his more than 16 years at Marriott International and Marriott Vacation Club International.
Mary R. Falvey, 57, has served as our Executive Vice President and Chief Human Resources Officer since July 2006. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.
Scott G. McLester, 55, has served as our Executive Vice President and General Counsel since July 2006. Mr. McLester was Senior Vice President, Legal for Cendant from April 2004 to July 2006, Group Vice President, Legal from March 2002 to April 2004, Vice President, Legal from February 2001 to March 2002 and Senior Counsel from June 2000 to February 2001. Prior to joining Cendant, Mr. McLester was a Vice President in the Law Department of Merrill Lynch in New York and a partner with the law firm of Carpenter, Bennett and Morrissey in Newark, New Jersey.

Nicola Rossi, 51, has served as our Senior Vice President and Chief Accounting Officer since July 2006. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2.5 million(a)	$80.80(b)	15.6 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the contractual risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws, (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement, (v) may be qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws, and (vi) only parties to such agreement and specified third party beneficiaries, if any, have a right to enforce the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM WORLDWIDE CORPORATION

By:	/s/ STEPHEN P. HOLMES
Stephen P. Holmes
Chairman and Chief Executive Officer
Date: February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive	February 16, 2018
/s/ STEPHEN P. HOLMES	Officer
Stephen P. Holmes	(Principal Executive Officer)

/s/ DAVID B. WYSHNER	Chief Financial Officer	February 16, 2018
David B. Wyshner	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 16, 2018
Nicola Rossi	(Principal Accounting Officer)

/s/ MYRA J. BIBLOWIT	Director	February 16, 2018
Myra J. Biblowit

/s/ LOUISE F. BRADY	Director	February 16, 2018
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 16, 2018
James E. Buckman

/s/ GEORGE HERRERA	Director	February 16, 2018
George Herrera

/s/ THE RIGHT HONOURABLE BRIAN MULRONEY	Director	February 16, 2018
The Right Honourable Brian Mulroney

/s/ PAULINE D.E. RICHARDS	Director	February 16, 2018
Pauline D.E. Richards

/s/ MICHAEL H. WARGOTZ	Director	February 16, 2018
Michael H. Wargotz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Wyndham Worldwide Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wyndham Worldwide Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 16, 2018

We have served as the Company’s auditor since 2005.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net revenues
Service and membership fees	$1,895	$1,879	$1,861
Vacation ownership interest sales	1,689	1,606	1,604
Franchise fees	695	677	674
Consumer financing	463	440	427
Other	334	324	312
Net revenues	5,076	4,926	4,878

Expenses
Operating	2,194	2,144	2,096
Cost of vacation ownership interests	150	146	165
Consumer financing interest	74	75	74
Marketing and reservation	773	740	723
General and administrative	648	631	685
Separation-related	51	—	—
Impairment	246	—	7
Restructuring	15	14	6
Depreciation and amortization	213	202	187
Total expenses	4,364	3,952	3,943

Operating income	712	974	935
Other income, net	(27)	(21)	(16)
Interest expense	156	133	122
Early extinguishment of debt expense	—	11	—
Interest income	(7)	(7)	(8)

Income before income taxes	590	858	837
(Benefit)/provision for income taxes	(229)	313	285
Income from continuing operations	819	545	552
Income from discontinued operations, net of income taxes	53	67	60
Net income	872	612	612
Net income attributable to noncontrolling interest	(1)	(1)	—
Net income attributable to Wyndham shareholders	$871	$611	$612
Basic earnings per share
Continuing operations	$7.94	$4.96	$4.67
Discontinued operations	0.52	0.60	0.51
	$8.46	$5.56	$5.18

Diluted earnings per share
Continuing operations	$7.89	$4.93	$4.63
Discontinued operations	0.51	0.60	0.51
	$8.40	$5.53	$5.14

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$872	$612	$612
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	103	(40)	(106)
Unrealized gains/(losses) on cash flow hedges	(1)	—	5
Defined benefit pension plans	1	1	3
Other comprehensive income/(loss), net of tax	103	(39)	(98)
Comprehensive income	975	573	514
Net income attributable to noncontrolling interest	(1)	(1)	—
Comprehensive income attributable to Wyndham shareholders	$974	$572	$514

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$100	$113
Trade receivables, net	385	376
Vacation ownership contract receivables, net	252	262
Inventory	340	310
Prepaid expenses	144	131
Other current assets	314	260
Assets held for sale	1,429	360
Total current assets	2,964	1,812
Long-term vacation ownership contract receivables, net	2,649	2,515
Non-current inventory	909	1,035
Property and equipment, net	1,081	1,028
Goodwill	1,336	1,221
Trademarks, net	736	687
Franchise agreements and other intangibles, net	348	331
Other non-current assets	380	355
Non-current assets held for sale	—	835
Total assets	$10,403	$9,819
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$217	$195
Current portion of long-term debt	104	22
Accounts payable	256	213
Deferred income	493	421
Accrued expenses and other current liabilities	753	717
Liabilities held for sale	716	464
Total current liabilities	2,539	2,032
Long-term securitized vacation ownership debt	1,881	1,946
Long-term debt	3,805	3,278
Deferred income taxes	790	1,167
Deferred income	164	194
Other non-current liabilities	341	353
Non-current liabilities held for sale	—	131
Total liabilities	9,520	9,101
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, issued 218,796,817 shares in 2017 and 218,198,050 shares in 2016	2	2
Treasury stock, at cost – 118,887,441 shares in 2017 and 112,617,112 shares in 2016	(5,719)	(5,118)
Additional paid-in capital	3,996	3,966
Retained earnings	2,609	1,977
Accumulated other comprehensive loss	(10)	(113)
Total stockholders’ equity	878	714
Noncontrolling interest	5	4
Total equity	883	718
Total liabilities and equity	$10,403	$9,819

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$872	$612	$612
Income from discontinued operations, net of tax	(53)	(67)	(60)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	202	187
Provision for loan losses	420	342	248
Deferred income taxes	(404)	94	40
Stock-based compensation	70	68	58
Excess tax benefits from stock-based compensation	—	(9)	(17)
Impairments	246	—	7
Loss on early extinguishment of debt	—	11	—
Non-cash interest	22	23	22
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(3)	1	(24)
Vacation ownership contract receivables	(526)	(405)	(295)
Inventory	(71)	(26)	(25)
Prepaid expenses	(13)	7	(11)
Other current assets	(21)	5	32
Accounts payable, accrued expenses and other current liabilities	92	7	80
Deferred income	20	8	16
Other, net	16	(27)	1
Cash provided by operating activities - continuing operations	880	846	871
Cash provided by operating activities - discontinued operations	107	127	120
Net cash provided by operating activities	987	973	991
Investing Activities
Property and equipment additions	(153)	(160)	(189)
Net assets acquired, net of cash acquired	(193)	(91)	(95)
Payments of development advance notes	(9)	(9)	(9)
Proceeds from development advance notes	7	3	6
Equity investments and loans	(24)	(8)	(5)
Proceeds from sale of business and asset sales	6	16	21
(Increase)/decrease in securitization restricted cash	(16)	3	4
Increase in escrow deposit restricted cash	(2)	—	(5)
Other, net	22	(13)	8
Cash used in investing activities - continuing operations	(362)	(259)	(264)
Cash used in investing activities - discontinued operations	(32)	(94)	(38)
Net cash used in investing activities	(394)	(353)	(302)
Financing Activities
Proceeds from securitized borrowings	2,002	2,079	1,712
Principal payments on securitized borrowings	(2,053)	(2,044)	(1,747)
Proceeds from long-term debt	1,629	112	110
Principal payments on long-term debt	(1,294)	(143)	(165)
(Repayments of)/ proceeds from commercial paper, net	(280)	318	(79)
Proceeds from term loan and notes issued	694	325	348
Repurchase of notes	(300)	(327)	—
Proceeds from vacation ownership inventory arrangements	—	20	70
Repayments of vacation ownership inventory arrangements	(41)	(26)	(7)
Dividends to shareholders	(242)	(223)	(202)
Repurchase of common stock	(599)	(619)	(658)
Excess tax benefits from stock-based compensation	—	9	17
Debt issuance costs	(10)	(20)	(21)
Net share settlement of incentive equity awards	(39)	(36)	(42)
Other, net	(5)	(1)	(3)
Cash used in financing activities - continuing operations	(538)	(576)	(667)
Cash used in financing activities - discontinued operations	(21)	(10)	(8)
Net cash used in financing activities	(559)	(586)	(675)
Effect of changes in exchange rates on cash and cash equivalents	14	(20)	(26)
Net increase/(decrease) in cash and cash equivalents	48	14	(12)
Cash and cash equivalents, beginning of period	185	171	183
Cash and cash equivalents, end of period	233	185	171
Less cash and cash equivalents of discontinued operations, end of period	133	72	204
Cash and equivalents of continuing operations, end of period	$100	$113	$(33)

See Notes to Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2014	121	$2	$(3,843)	$3,889		$1,183	$24	$2	$1,257
Net income	—	—	—	—		612	—	—	612
Other comprehensive loss	—	—	—	—		—	(98)	—	(98)
Issuance of shares for RSU vesting	1	—	—	—		—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(42)		—	—	—	(42)
Change in deferred compensation	—	—	—	58		—	—	—	58
Change in deferred compensation for Board of Directors	—	—	—	1		—	—	—	1
Repurchase of common stock	(8)	—	(650)	—		—	—	—	(650)
Change in excess tax benefit on equity awards	—	—	—	17	—	—	—	—	17
Dividends	—	—	—	—		(203)	—	—	(203)
Other	—	—	—	—		—	—	1	1
Balance as of December 31, 2015	114	$2	$(4,493)	$3,923		$1,592	$(74)	$3	$953
Net income	—	—	—	—		611	—	1	612
Other comprehensive loss	—	—	—	—		—	(39)	—	(39)
Issuance of shares for RSU vesting	1	—	—	—		—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(36)		—	—	—	(36)
Change in deferred compensation	—	—	—	68		—	—	—	68
Change in deferred compensation for Board of Directors	—	—	—	1		—	—	—	1
Repurchase of common stock	(9)	—	(625)	—		—	—	—	(625)
Change in excess tax benefit on equity awards	—	—	—	9		—	—	—	9
Dividends	—	—	—	—		(226)	—	—	(226)
Other	—	—	—	1		—	—	—	1
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966		$1,977	$(113)	$4	$718
Net income	—	—	—	—		871	—	1	872
Other comprehensive income	—	—	—	—		—	103	—	103
Net share settlement of incentive equity awards	—	—	—	(39)		—	—	—	(39)
Change in deferred compensation	—	—	—	68		—	—	—	68
Change in deferred compensation for Board of Directors	—	—	—	2		—	—	—	2
Repurchase of common stock	(6)	—	(601)	—		—	—	—	(601)
Dividends	—	—	—	—		(239)	—	—	(239)
Other	—	—	—	(1)		—	—	—	(1)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996		$2,609	$(10)	$5	$883

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

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of annual results reported.

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

In 2017, the Company announced its intent to spin-off the hotel group business, which will result in operations being held by two separate, publicly traded companies. The two public companies intend to enter into long-term exclusive license agreements to retain their affiliation with the Company’s Wyndham Rewards loyalty program, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. The transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. The transaction will be effected through a pro rata distribution of the new hotel company’s stock to Wyndham’s shareholders and is expected to be completed in the second quarter of 2018.

In addition, during the third quarter of 2017, the Company decided to explore strategic alternatives for its European vacation rentals business, which was previously part of the Wyndham Destination Network segment and in the fourth quarter of 2017, the Company commenced activities to facilitate the sale of this business. As a result, for all periods presented, the Company has classified the results of operations for the European vacation rentals business as discontinued operations in the Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the Consolidated Balance Sheets. All results and information presented exclude the European vacation rentals business unless otherwise noted (see Note 3 - Discontinued Operations in the Notes to Consolidated Financial Statements).

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

The Company also provides management services for hotels under management contracts, which offer all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services such as hiring, training and supervising the managers and employees that operate the hotels as well as annual budget preparation, financial analysis and extensive food and beverage services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. Management fee revenues are recognized as the services are performed and when the earnings process is complete and are recorded as a component of franchise fee revenues on the Consolidated Statements of Income. Management fee revenues were $25 million, $22 million and $23 million during 2017, 2016 and 2015, respectively. The Company also recognizes as revenue reimbursable payroll costs for operational employees at certain of the Company’s managed hotels. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. The revenues are recorded as a component of service and membership fees while the offsetting expenses are reflected as a component of operating expenses on the

Consolidated Statements of Income. As such, there is no effect on the Company’s operating income. Revenues related to these reimbursable payroll costs were $264 million, $271 million and $273 million in 2017, 2016 and 2015, respectively, and are reported as a component of service and membership fees on the Consolidated Statements of Income.

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

Destination Network
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s RCI brand and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

The Company’s RCI brand derives a majority of its revenues from annual membership dues and exchange fees from RCI members trading their intervals. Revenues from annual membership dues represent the annual fees from RCI members who, for additional fees, have the right to exchange their intervals for intervals at other properties affiliated with the Company’s exchange network and, for certain members, for other leisure-related services and products. The Company recognizes revenues from annual membership dues on a straight-line basis over the membership period during which delivery of publications, if applicable, and other services are provided to the members. Exchange fees are generated when members exchange their intervals for intervals at other properties affiliated with the Company’s exchange network or for other leisure-related services and products. The Company also offers other exchange-related products that provide RCI members the ability to (i) protect trading power or points, (ii) extend the life of deposits and (iii) combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Exchange fees and other exchange-related product fees are recognized as revenues, net of expected cancellations, when these transactions have been confirmed to the member.

The Company’s vacation rental brands derive revenue from fees associated with the rental of vacation rental properties on behalf of independent owners. The Company remits the rental fee received from the renter to the independent owner, net of the Company’s agreed-upon fee. The revenue from such fees, net of expected refunds, is recognized ratably over the renter’s stay, which is the period over which the service is rendered. The Company’s vacation rental brands also derive revenues from additional services delivered to independent owners, vacation rental guests and property owner associations that are generally recognized at a point in time when the service is delivered.

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

If all of the criteria for a VOI sale to qualify under the full accrual method of accounting have been met, as discussed above, except that construction of the VOI purchased is not complete, the Company recognizes revenues using the percentage-of-completion (“POC”) method of accounting provided that the preliminary construction phase is complete and that a minimum sales level has been met (to assure that the property will not revert to a rental property). The preliminary stage of development is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated, and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenues and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. As of December 31, 2017 and 2016, there were no revenues deferred under the POC method of accounting. During 2015, gross VOI sales were increased by $13 million representing the net change in revenues that was deferred under the POC method of accounting.

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

The Company also provides day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. In some cases, the Company’s employees serve as officers and/or directors of these associations and clubs in accordance with their by-laws and associated regulations. The Company receives fees for such property management services which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. Property management fee revenues are recognized when the services are performed and are recorded as a component of service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $692 million, $660 million and $615 million during 2017, 2016 and 2015, respectively. Management fee revenues were $300 million, $287 million and $275 million during 2017, 2016 and 2015, respectively. Reimbursable revenues, which are based upon certain reimbursable costs with no added margin, were $392 million, $373 million and $340 million during 2017, 2016 and 2015, respectively. These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of operating expenses on the Consolidated Statements of Income. One of the associations that the Company manages paid its Wyndham Destination Network segment $29 million, $26 million, and $24 million for exchange services during 2017, 2016 and 2015, respectively.

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

Deferred Income
Deferred income from continuing operations, as of December 31, consisted of:

	2017	2016
Membership and exchange fees	$244	$248
VOI trial and incentive fees	197	165
Vacation rental fees	38	38
Initial franchise fees	44	52
Credit card fees	54	49
Other fees	80	63
Total deferred income	657	615
Less: Current deferred income	493	421
Non-current deferred income	$164	$194
Deferred membership and exchange fees consist primarily of payments made in advance for annual memberships that are recognized over the term of the membership period, which is typically one to three years. Deferred VOI trial fees are payments received in advance for a trial VOI, which allows customers to utilize a VOI typically within one year of purchase. Deferred incentive fees represent payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within one year of a VOI sale. Deferred vacation rental fees represent payments received in advance of a rental customer’s stay that are recognized as revenue when the rental stay occurs, which is typically within six months of the confirmation date. Deferred initial franchise fees are recognized when all material services or conditions have been performed which is typically within two years. Deferred credit card fees represent payments received in advance from the Company’s co-branded credit card partners primarily for card member activity, which is typically recognized within one year.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2017 and 2016. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.

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

Securitizations. In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. As of December 31, 2017, such amount totaled $106 million, of which, $75 million was recorded within other current assets and $31 million was recorded within other non-current assets. As of December 31, 2016, such amount totaled $90 million, of which, $75 million was recorded within other current assets and $15 million was recorded within other non-current assets.

Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as 3 calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacation rental transactions. Such amounts are mandated to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $67 million and $59 million as of December 31, 2017 and 2016, respectively, which are recorded within other current assets on the Consolidated Balance Sheets.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity from continuing operations for the year ended December 31:

	2017	2016	2015
Beginning balance	$141	$148	$167
Bad debt expense	58	45	49
Write-offs	(65)	(68)	(69)
Translation and other adjustments	1	16	1
Ending balance	$135	$141	$148

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

As members earn points through the Company’s loyalty programs, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined through historical experience, current trends and the use of an actuarial analysis. Revenues relating to the Company’s loyalty programs, which are recorded in other revenues in the Consolidated Statements of Income, amounted to $172 million, $159 million and $152 million, and total expenses amounted to $131 million, $134 million and $119 million during 2017, 2016 and 2015, respectively. The liability for estimated future redemption costs as of December 31, 2017 and 2016 amounted to $90 million and $77 million, respectively, and is included within accrued expenses and other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation credits and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period using a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. Capitalized interest was less than $1 million, $1 million and $3 million in 2017, 2016 and 2015, respectively.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred. Advertising expenses from continuing operations, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $86 million, $108 million and $111 million in 2017, 2016 and 2015, respectively.

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

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life, which is generally 3 to 5 years, with the exception of certain enterprise resource planning and reservation and inventory management software, which is generally 10 years. Such amortization commences when the software is substantially ready for use.

The net carrying value of software developed or obtained for internal use was $271 million and $221 million as of December 31, 2017 and 2016, respectively. Capitalized interest was $1 million during 2017 and $4 million during both 2016 and 2015.

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

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in operating expense. The Company has goodwill recorded at its hotel group, destination network and vacation ownership reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2017 and determined that no impairment exists. During the fourth quarter of 2017, the European vacation rentals business was classified as a discontinued operation. As a result, the Company performed an assessment of its remaining Destination Network segment and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company has accrued as of December 31, 2017 represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions and the outcome of negotiations with third parties.

GUARANTEES
The Company may enter into performance guarantees related to certain hotels that it manages. The Company records a liability for the fair value of these performance guarantees at their inception date. The corresponding offset is recorded to other assets which is amortized over the life of the management agreement. For performance guarantees not subject to a recapture provision, the Company amortizes the liability for the fair value of the guarantee over the term of the guarantee using a systematic and rational approach. On a quarterly basis, the Company evaluates the likelihood of funding under a guarantee. To the extent the Company determines an obligation to fund under a guarantee is both probable and estimable, the Company will record a separate contingent liability. The expense related to this separate contingent liability is recognized in the period that the Company determines funding is probable for that period.

For performance guarantees subject to a recapture provision, to the extent the Company is required to fund an obligation under a guarantee subject to a recapture provision, the Company records a receivable for amounts expected to be recovered in the future. On a quarterly basis, the Company evaluates the likelihood of recovering such receivables.

STOCK-BASED COMPENSATION
In accordance with the guidance for stock-based compensation, the Company measures all employee stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Income.

OTHER INCOME

During 2017, the Company recorded $26 million of income primarily related to (i) a non-cash gain resulting from the acquisition of a controlling interest in Love Home Swap at its destination network business, (ii) settlements of various business interruption claims, and (iii) the sale of non-strategic assets at its vacation ownership business. During 2016, the Company recorded $20 million of income primarily related to (i) settlements of business disruption claims related to the Gulf of Mexico oil spill in 2010, (ii) settlements of various other business interruption claims received, (iii) the sale of non-strategic assets, and (iv) other miscellaneous royalties at its vacation ownership business. During 2015, the Company recorded $15 million of income primarily related to (i) the settlement of a business disruption claim related to the Gulf of Mexico oil spill in 2010, (ii) the sale of non-strategic assets and (iii) other miscellaneous royalties at its vacation ownership business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. The Company currently will adopt the new guidance utilizing the full retrospective transition method on its effective date of January 1, 2018.

As a result of adopting the new guidance, the Company has determined that its 2017 revenues will decline $73 million, expenses will decline $59 million and the change in its 2017 net income will decline $9 million. The Company also has determined that its 2016 beginning retained earnings will decrease by $87 million.

The most significant impacts relating to the Company’s Hotel Group segment are the accounting for initial fees, upfront costs and marketing and reservations expenses. The Company has determined that royalty and marketing and reservation revenues will remain substantially unchanged. Specifically, under the new guidance, the Company has determined that (i) initial fees will be recognized ratably over the life of the non-cancelable period of the franchise agreement, (ii) incremental upfront contract costs will be deferred and expensed over the life of the non-cancelable period of the franchise agreement and (iii) marketing and reservations revenues earned in excess of costs incurred will no longer be accrued as a liability for future marketing or reservation costs; marketing and reservation costs incurred in excess of revenues earned will continue to be expensed as incurred.

The most significant impact relating to the Company’s Destination Network segment is the accounting for other vacation exchange-related product fees which will be deferred and recognized upon the occurrence of a future vacation exchange or other transaction. The Company has determined that the recognition of vacation exchange transaction fees and vacation rental revenues will remain unchanged.

The Company has determined the recognition of its Vacation Ownership segment revenues will remain substantially unchanged with the exception of revenue from certain travel packages utilized to market its VOI products, which will be presented on a gross basis.

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

Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt the guidance on January 1, 2018, as required, and believes the impact of this new guidance will result in payments of, and proceeds from, development advance notes being recorded within operating activities on its Consolidated Statements of Cash Flows.

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

The table below summarizes the expected effects of the new statement of cash flows and restricted cash guidance on the Company’s Consolidated Statements of Cash Flows:

	Year Ended December 31,
Increase/(decrease):	2017	2016	2015
Operating Activities	$(2)	$(6)	$(3)
Investing Activities	20	3	4
Cash and cash equivalents, beginning of period	149	152	148
Cash and cash equivalents, end of period	173	149	152

Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt the guidance on January 1, 2018, as required, which will result in a cumulative-effect benefit to retained earnings of $19 million.

Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt the guidance on January 1, 2018, as required, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. The Company is currently evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and related disclosures.

Compensation - Stock Compensation. In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt the guidance on January 1, 2018, as required, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements and related disclosures.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance intended to better align an entity's risk management activities and financial reporting for hedging relationships. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating impact of the adoption of this guidance on its Consolidated Financial Statements and related disclosures.

Income Taxes. In January 2018, the FASB issued guidance on the accounting for tax on the global intangible low-taxed income provisions of the law. These provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future inclusions in taxable income as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company has elected to account for any potential inclusions in the period in which it is incurred, and therefore has not provided any deferred income tax impacts of these provisions on its Consolidated Financial Statements for the year ended December 31, 2017.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Simplifying the Measurement of Inventory. In July 2015, the FASB issued guidance related to simplifying the measurement of inventory. This guidance is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. There was no material impact on its Consolidated Financial Statements and related disclosures.

Compensation - Stock Compensation. In March 2016, the FASB issued guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2017, as required. The Company elected to use the prospective transition method, and as such, the excess tax benefits from stock-based compensation were presented as part of operating activities within its current period Consolidated Statement of Cash Flows. In addition, during 2017 the excess tax benefit of $8 million was recognized within the provision for income taxes on the Consolidated Statement of Income.

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

3.	Discontinued Operations
During the third quarter of 2017, the Company decided to explore strategic alternatives for its European vacation rentals business, which was previously part of the Wyndham Destination Network segment and in the fourth quarter of 2017, the Company commenced activities to facilitate the sale of this business. As a result, for all periods presented, the Company has classified the results of operations for the European vacation rentals business as discontinued operations in the Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the Consolidated Balance Sheets. All results and information presented exclude the European vacation rentals business unless otherwise noted. Discontinued operations includes direct expenses incurred by the European vacation rentals business and excludes the allocation of corporate overhead and interest. The Company will continue to have three reporting segments, Hotel Group, Destination Network and Vacation Ownership (see Note 22 - Segment Information, for more information on the Company’s operating segments).

The following table presents the aggregate carrying amounts of the classes of assets and liabilities held for sale as of:

	December 31,
Assets	2017	2016

Cash and cash equivalents	$133	$72
Trade receivables, net	298	234
Other current assets	66	54
Property and equipment, net	350	312
Goodwill	430	382
Trademarks, net	57	47
Franchise agreements and other intangibles, net	60	62
Other non-current assets	35	32
Total assets held for sale	$1,429	$1,195
Liabilities
Current portion of long-term debt	$11	$12
Accounts payable	333	255
Deferred income	108	79
Accrued expenses and other current liabilities	128	118
Long-term debt	57	59
Other non-current liabilities	79	72
Total liabilities held for sale	$716	$595

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Year Ended December 31,
	2017	2016	2015
Net revenues	$745	$673	$658
Expenses:
Operating	409	367	363
Marketing and reservation	103	89	90
General and administrative	106	84	76
Depreciation and amortization	54	50	47
Total expenses	672	590	576
Other expense, net	1	1	3
Provision for income taxes	19	15	19
Net income from discontinued operations	$53	$67	$60

The following table presents information regarding certain components of cash flows from discontinued operations:

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$107	$127	$120
Cash flows used in investing activities	(32)	(94)	(38)
Cash flows used in financing activities	(21)	(10)	(8)

Property and equipment additions	(35)	(31)	(33)
Net assets acquired, net of cash acquired	(11)	(42)	(1)

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations attributable to Wyndham shareholders	$818	$544	$552
Income from discontinuing operations, net of income tax	53	67	60
Net income attributable to Wyndham shareholders	$871	$611	$612

Basic earnings per share
Continuing operations	$7.94	$4.96	$4.67
Discontinued operations	0.52	0.60	0.51
	$8.46	$5.56	$5.18
Diluted earnings per share
Continuing operations	$7.89	$4.93	$4.63
Discontinued operations	0.51	0.60	0.51
	$8.40	$5.53	$5.14

Basic weighted average shares outstanding	103.0	109.9	118.0
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.7	0.7	1.0
Diluted weighted average shares outstanding	103.7	110.6	119.0

Dividends:
Cash dividends per share (c)	$2.32	$2.00	$1.68
Aggregate dividends paid to shareholders	242	223	202

(a)
Excludes 1.0 million and 0.4 million of restricted stock units (“RSUs”) for the years ended 2016 and 2015, respectively, that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeitures.

(b)	Excludes performance vested restricted stock units (“PSUs”) of 0.5 million for 2017 and 0.6 million for both 2016 and 2015, as the Company had not met the required performance metrics.

(c)	For each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2017, 2016 and 2015, the Company paid cash dividends of $0.58, $0.50 and $0.42 per share, respectively.

Stock Repurchase Programs
On October 23, 2017 the Company’s Board of Directors authorized an increase of $1.0 billion to the Company’s existing stock repurchase program. As of December 31, 2017, the total authorization of the current program was $6.0 billion. The Company had $1.1 billion of remaining availability in its current program as of December 31, 2017.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2016	88.1	$4,337	$49.22
For the year ended December 31, 2017	6.3	601	95.79
As of December 31, 2017	94.4	$4,938	52.32

As of December 31, 2017, the Company has repurchased under its current and prior stock repurchase plans, a total of 120 million shares at an average price of $48.11 for a cost of $5.7 billion since becoming an independent company in 2006 (the “Cendant Separation”).

5.	Acquisitions
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

2017 ACQUISITIONS

AmericInn. During October 2017, the Company completed the acquisition of the AmericInn hotel brand and franchise system for a total purchase price of $140 million, net of cash acquired which included a simultaneous sale of 10 owned hotels to an unrelated third-party for $28 million. AmericInn’s portfolio consists of 200 primarily franchised hotels predominantly in the Midwestern United States. This acquisition is consistent with the Company’s strategy to expand its franchised portfolio within its hotel group business. The preliminary purchase price allocation resulted in the recognition of (i) $47 million of goodwill, all of which is expected to be deductible for tax purposes, (ii) $46 million of trademarks, (iii) $49 million of franchise agreements, with a weighted average life of 25 years, (iv) $2 million of other assets and (v) $5 million of liabilities, all of which were assigned to the Company’s Hotel Group segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

DAE Global Pty Ltd. During October 2017, the Company completed the acquisition of DAE Global Pty, Ltd, an Australian vacation exchange company, and @Work International, a related software company, for a total purchase price of $21 million, net of cash acquired. These acquisitions complement the Company’s existing vacation exchange business. The preliminary purchase price allocation resulted in the recognition of (i) $14 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $6 million of definite-lived intangible assets, with a weighted average life of 10 years, (iii) $7 million of property and equipment and (iv) $8 million of liabilities, all of which were assigned to the Company’s Destination Network segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Love Home Swap. During July 2017, the Company acquired a controlling interest in Love Home Swap, a United Kingdom home exchange company. The Company had convertible notes which, at the time of acquisition, it converted into a 47% equity ownership interest in Love Home Swap and purchased the remaining 53% of equity for $28 million, net of cash acquired. As a result, the Company recognized a non-cash gain of $13 million (no tax impact associated with this gain) resulting from the re-measurement of the carrying value of the Company’s 47% ownership interest to its fair value. The preliminary purchase price allocations resulted primarily in the recognition of (i) $46 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $5 million of trademarks, (iii) $5 million of definite-lived intangible assets with a weighted average life of 9 years, (iv) $3 million of other assets and (v) $7 million of liabilities, all of which were assigned to the Company’s Destination Network segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During 2017, the Company completed one other acquisition at its Destination Network segment for $5 million in cash, net of cash acquired. The preliminary purchase price allocations resulted primarily in the recognition of (i) $12 million of other assets, (ii) $3 million of goodwill, all of which is expected to be deductible for tax purposes, (iii) $1 million of definite-lived intangible assets with a life of 12 years and (iv) $11 million of liabilities.

The Company completed three other acquisitions, which are included in discontinued operations, for $11 million in cash, net of cash acquired, and $1 million of contingent consideration.

2016 ACQUISITIONS

Fen Hotels. During November 2016, the Company completed the acquisition of Fen Hotels, a hotel management company with a focus in the Latin America region, for $70 million, net of cash acquired. This acquisition is consistent with the Company’s strategy to expand its managed portfolio within its hotel group business. The acquisition resulted in the addition of two brands (Dazzler and Esplendor) to the Company’s portfolio. The purchase price allocation resulted in the recognition of (i) $49 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $25 million of definite-lived intangible assets, of which $10 million was for trademarks, with a weighted average life of 20 years, (iii) $1 million of other assets and (iv) $5 million of liabilities, all of which were assigned to the Company’s Hotel Group segment. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

Other. During 2016 the Company completed four other acquisitions for a total of $21 million, net of cash acquired. The Company’s Destination Network segment completed two acquisitions for $2 million, net of cash acquired. Additionally, the Company’s Vacation Ownership segment completed two acquisitions for $19 million. The preliminary purchase price allocations resulted primarily in the recognition of $15 million of property and equipment and $4 million of inventory.

The Company completed four other acquisitions, which are included in discontinued operations, for $42 million in cash, net of cash acquired, and $10 million of contingent consideration.

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

Other. During 2015, the Company completed four other acquisitions for a total of $37 million, net of cash acquired. The purchase price allocations resulted in the recognition of (i) $12 million of property and equipment, all of which was allocated to the Company’s Vacation Ownership segment, and (ii) $18 million of goodwill, of which $13 million is expected to be deductible for tax purposes, and (iii) $10 million of definite-lived intangible assets with a weighted average life of 11 years, all of which were allocated to the Company’s Destination Network segment.

The Company completed one other acquisition, which was included in discontinued operations, for $1 million in cash, net of cash acquired, and $1 million of contingent consideration.

6.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,336			$1,221
Trademarks (a)	$725			$675
Amortized Intangible Assets:
Franchise agreements (b)	$643	$417	$226	$594	$401	$193
Management agreements (c)	143	56	87	156	45	111
Trademarks (d)	17	6	11	17	5	12
Other (e)	51	16	35	40	13	27
	$854	$495	$359	$807	$464	$343

(a)	Comprised of various trademarks that the Company has acquired. These trademarks are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 20 to 40 years with a weighted average life of 32 years.

(c)	Generally amortized over a period ranging from 10 to 20 years with a weighted average life of 15 years.

(d)	Generally amortized over a period of 3 to 20 years with a weighted average life of 14 years.

(e)	Includes customer lists and business contracts, generally amortized over a period ranging from 3 to 15 years with a weighted average life of 12 years.

Goodwill
During the fourth quarters of 2017, 2016 and 2015, the Company performed its annual goodwill impairment test and determined that no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2016	Adjustments to Goodwill Acquired During 2016	Goodwill Acquired During 2017	Foreign Exchange	Balance as of December 31, 2017
Hotel Group	$377	$1	$47	$—	$425
Destination Network	817	(1)	64	4	884
Vacation Ownership	27	—	—	—	27
Continuing Operations	$1,221	$—	$111	$4	$1,336
Discontinued Operations	382	2	5	41	430
Total Company	$1,603	$2	$116	$45	$1,766
Amortization expense relating to amortizable intangible assets is included as a component of depreciation and amortization on the Consolidated Statements of Income, and was as follows:

	2017	2016	2015
Franchise agreements	$16	$15	$15
Management agreements	11	10	10
Other	4	5	5
Total	$31	$30	$30

Based on the Company’s amortizable intangible assets as of December 31, 2017, the Company expects related amortization expense as follows:

Amount
2018	$33
2019	32
2020	31
2021	31
2022	29

7.	Franchising and Marketing/Reservation Activities
Franchise fee revenues of $695 million, $677 million and $674 million on the Consolidated Statements of Income for 2017, 2016 and 2015, respectively, include initial franchise fees of $20 million, $15 million and $12 million, respectively.

As part of ongoing franchise fees, the Company receives marketing and reservation fees from its hotel group franchisees, which generally are calculated based on a specified percentage of gross room revenues. Such fees totaled $304 million, $310 million and $313 million during 2017, 2016 and 2015, respectively, and are recorded within franchise fees on the Consolidated Statements of Income. In accordance with the franchise agreements, generally the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including referrals, technology and purchasing programs.

The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in its managed business in order to assist such franchisees/hotel owners in converting to one of the Company’s brands, building a new hotel to be flagged under one of the Company’s brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advance notes. Such interest was not significant during 2017, 2016 or 2015. Development advance notes recorded on the Consolidated Balance Sheets amounted to $64 million and $73 million as of December 31, 2017 and 2016, respectively, and are classified within other non-current assets on the Consolidated Balance Sheets. During 2017, 2016 and 2015, the Company recorded $6 million, $7 million and $8 million, respectively, related to the forgiveness of these notes. Such amounts are recorded as a reduction of franchise fees on the Consolidated Statements of Income. In 2017, the Company recorded an $8 million charge for the write-off of a development advance note associated with a hotel management agreement that the Company has determined is no longer recoverable. In addition, the Company received development advance note repayments of $7 million, $3 million and $6 million during 2017, 2016, and 2015, respectively, which are reported as proceeds from development advance notes on the Consolidated Statements of Cash Flows. Bad debt expenses related to development advance notes that were due and payable within its hotel group business were less than $1 million during 2017 and $1 million during both 2016 and 2015. Such expenses were reported within operating expenses on the Consolidated Statements of Income.

8.	Income Taxes
On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws. The primary impact on the Company’s 2017 financial results was associated with the effect of reducing the US corporate income tax rate from 35% to 21% starting in 2018, and imposing a one-time mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries. As a result, the Company has recorded a net benefit of $415 million during the fourth quarter of 2017, which is included in (benefit)/provision for income taxes from continuing operations in the Consolidated Statements of Income. Other provisions of the law are not effective until January 1, 2018, include, but are not limited to creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and requiring a minimum tax on earnings generated by foreign subsidiaries.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the law; however, the Company has made a reasonable estimate and recorded (i) a net income tax benefit of $471 million resulting from the remeasurement of the Company’s net deferred income tax and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, (ii) an income tax provision of $42 million associated with the one-time deemed repatriation tax on the Company's undistributed historic earnings of foreign subsidiaries, and (iii) an income tax provision of $14 million from the establishment of a valuation allowance for the impact of the law on certain tax attributes. In other cases, the Company has not been able to make a reasonable estimate and continue to account for those items based on its existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment. One such case is the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all of the foreign undistributed earnings, as discussed further below.

The Company is still analyzing the new tax law and refining its calculations, which could potentially impact the measurement of its income tax balances. Once the Company finalizes its analysis and certain additional tax calculations and tax positions, which are subject to complex tax rules and interpretation when it files its 2017 U.S. tax return, it will be able to conclude on any further adjustments to be recorded on these provisional amounts. Any such change will be reported as a component of income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.
The income tax provision consists of the following for the year ended December 31:

	2017	2016	2015
Current
Federal	$112	$161	$182
State	19	22	31
Foreign	44	36	32
	175	219	245
Deferred
Federal	(399)	80	34
State	(3)	16	8
Foreign	(2)	(2)	(2)
	(404)	94	40
Provision/(benefit) for income taxes	$(229)	$313	$285
Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2017	2016	2015
Domestic	$594	$755	$747
Foreign	(4)	103	90
Pre-tax income	$590	$858	$837

Deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2017	2016
Deferred income tax assets:
Net operating loss carryforward	$57	$48
Foreign tax credit carryforward	73	84
Tax basis differences in assets of foreign subsidiaries	13	27
Accrued liabilities and deferred income	126	175
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	215	303
Other comprehensive income	58	117
Other	15	15
Valuation allowance (*)	(44)	(35)
Deferred income tax assets	513	734

Deferred income tax liabilities:
Depreciation and amortization	423	685
Installment sales of vacation ownership interests	737	1,038
Estimated VOI recoveries	69	97
Other comprehensive income	38	20
Other	8	32
Deferred income tax liabilities	1,275	1,872
Net deferred income tax liabilities	$762	$1,138

Reported in:
Other non-current assets	$28	$29
Deferred income taxes	790	1,167
Net deferred income tax liabilities	$762	$1,138

(*)
The valuation allowance of $44 million at December 31, 2017 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $14 million, $26 million and $4 million, respectively. The valuation allowance of $35 million at December 31, 2016 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $11 million, $22 million and $2 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2017, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2037. As of December 31, 2017, the Company had $73 million of foreign tax credits. The foreign tax credits primarily expire in 2025.

As a result of the enactment of the new law, the Company recorded a $42 million charge relating to the one-time mandatory tax on previously deferred earnings of its foreign subsidiaries. After considering the impact of available foreign tax credits, the resulting cash tax payable is not significant. Although the one-time mandatory tax has removed U.S. federal taxes on distributions to the United States, the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all of the foreign undistributed earnings of $793 million. This requires the Company to re-evaluate the existing short and long-term capital allocation policies in light of the law and calculate the incremental tax cost in addition to the one-time mandatory tax, (e.g. foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the United States. While the provisional tax expense for the year ended December 31, 2017 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, the Company’s plan may change upon the completion of long-term capital allocation plans in light of the law and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.7	2.4	3.1
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.6)	(1.3)	(0.5)
Taxes on foreign income, net of tax credits	(1.1)	(1.8)	(0.6)
Valuation allowance	(1.3)	0.7	(3.0)
Other	(1.1)	1.5	0.1
Effect of impairment charges	3.4	—	—
Impact of U.S. tax reform	(70.3)	—	—
Realized foreign currency losses	(4.5)	—	—
	(38.8)%	36.5%	34.1%
The Company’s effective tax rate in 2017 was a benefit of 38.8% primarily due to the $415 million net tax benefit from the impact of the enactment of the U.S. Tax Cuts and Jobs Act.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2017	2016	2015
Beginning balance	$38	$33	$34
Increases related to tax positions taken during a prior period	4	1	5
Increases related to tax positions taken during the current period	7	8	6
Decreases related to settlements with taxing authorities	(2)	—	(2)
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(2)	(9)
Decreases related to tax positions taken during a prior period	(3)	(2)	(1)
Ending balance	$41	$38	$33
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $41 million, $38 million and $33 million as of December 31, 2017, 2016 and 2015, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The Company also accrued potential penalties and interest related to these unrecognized tax benefits of $5 million during 2017 and $3 million during both 2016 and 2015. The Company had a liability for potential penalties of $6 million, $5 million and $4 million as of December 31, 2017, 2016 and 2015, respectively and potential interest of $8 million, $6 million and $5 million as of December 31, 2017, 2016 and 2015, respectively. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal tax authorities. The 2009 through 2017 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2010 through 2017 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $5 million to $8 million.

The Company made cash income tax payments, net of refunds, of $233 million, $185 million and $234 million during 2017, 2016 and 2015, respectively. In addition, the Company made cash income tax payments, net of refunds, of $12 million, $11 million and $5 million during 2017, 2016 and 2015, respectively related to discontinued operations. Such payments exclude income tax related payments made to or refunded by former Parent.

9.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, current and long-term vacation ownership contract receivables, net consisted of:

	2017	2016
Current vacation ownership contract receivables:
Securitized	$227	$235
Non-securitized	88	84
	315	319
Less: Allowance for loan losses	63	57
Current vacation ownership contract receivables, net	$252	$262

Long-term vacation ownership contract receivables:
Securitized	$2,326	$2,254
Non-securitized	951	825
	3,277	3,079
Less: Allowance for loan losses	628	564
Long-term vacation ownership contract receivables, net	$2,649	$2,515

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next 12 months are classified as current on the Consolidated Balance Sheets. Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2017 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2018	$227	$88	$315
2019	242	92	334
2020	261	98	359
2021	282	104	386
2022	299	110	409
Thereafter	1,242	547	1,789
	$2,553	$1,039	$3,592

During 2017, 2016 and 2015, the Company’s securitized vacation ownership contract receivables generated interest income of $340 million, $332 million and $333 million, respectively.

During 2017, 2016 and 2015, the Company originated vacation ownership contract receivables of $1,392 million, $1,225 million and $1,091 million, respectively, and received principal collections of $866 million, $820 million and $796 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 13.9% as of both December 31, 2017 and 2016, respectively and 13.8% as of December 31, 2015.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2014	$581
Provision for loan losses	248
Contract receivables written off, net	(248)
Allowance for loan losses as of December 31, 2015	581
Provision for loan losses	342
Contract receivables write-offs, net	(302)
Allowance for loan losses as of December 31, 2016	621
Provision for loan losses	420
Contract receivables write-offs, net	(350)
Allowance for loan losses as of December 31, 2017	$691
Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivable is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis so as to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, 600 to 699, Below 600, No Score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available).

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,849	$1,021	$166	$133	$262	$3,431
31 - 60 days	19	32	17	5	2	75
61 - 90 days	9	18	13	3	1	44
91 - 120 days	9	16	15	2	—	42
Total	$1,886	$1,087	$211	$143	$265	$3,592

	As of December 31, 2016
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,733	$1,010	$149	$120	$232	$3,244
31 - 60 days	19	32	17	4	2	74
61 - 90 days	11	16	11	3	1	42
91 - 120 days	8	14	13	2	1	38
Total	$1,771	$1,072	$190	$129	$236	$3,398

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

10.	Inventory
Inventory, as of December 31, consisted of:

	2017	2016
Land held for VOI development	$4	$146
VOI construction in process	25	59
Inventory sold subject to conditional repurchase	43	163
Completed VOI inventory	841	667
Estimated VOI recoveries	279	256
Destination network vacation credits and other	57	54
Total inventory	1,249	1,345
Less: Current portion (*)	340	310
Non-current inventory	$909	$1,035

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During 2017, the Company transferred $41 million of VOI inventory to property and equipment and during 2016, transferred $50 million of property and equipment to VOI inventory. In addition to the inventory obligations listed below, the Company had $6 million and $8 million of inventory accruals included in accounts payable on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.

During 2017, the Company performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with this review, the Company made a decision to no longer pursue future development at certain locations and thus performed a fair value assessment on these locations. As a result, the Company recorded a $135 million non-cash impairment charge primarily related to the write down of land held for VOI development. In addition, the company recorded a $28 million non-cash impairment charge related to the write down of VOI inventory due to a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands (see Note 24 - Impairments and Other Charges for further details).

Inventory Sale Transaction

During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment. During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $80 million in cash consideration, of which $70 million was received in 2015 and $10 million was received in 2016. During the second quarter of 2016, the Company received $10 million of additional cash consideration from the third-party developer for the vacation ownership inventory property under development in Saint Thomas, U.S. Virgin Islands.

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

During 2017, the Company acquired property located in Austin, Texas from a third-party developer for vacation ownership inventory and property and equipment.

In connection with these transactions, the following table summarizes the activity related to the Company’s inventory obligations:

	Avon	Las Vegas	Saint Thomas	Austin	Total

December 31, 2015	$32	$77	$81	$—	$190
Purchases	—	18	40	—	58
Payments	—	(27)	(23)	—	(50)
December 31, 2016	32	68	98	—	198
Purchases	1	21	45	94	161
Payments	(11)	(29)	(76)	(32)	(148)
Non-cash transfer to debt (*)	—	—	(67)	—	(67)
December 31, 2017	$22	$60	$—	$62	$144

Reported in 2016:
Accrued expenses and other current liabilities	$11	$20	$54	$—	$85
Other non-current liabilities	21	48	44	—	113
Total inventory obligations	$32	$68	$98	$—	$198

Reported in 2017:
Accrued expenses and other current liabilities	$11	$22	$—	$31	$64
Other non-current liabilities	11	38	—	31	80
Total inventory obligations	$22	$60	$—	$62	$144

(*)	As a result of consolidation of the Saint Thomas SPE, the inventory obligation is presented within long-term debt on the Consolidated Balance Sheet.

The Company has guaranteed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the properties to another party. The maximum potential future payments that the Company may be required to make under these commitments was $133 million as of December 31, 2017.

11.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2017	2016
Land	$51	$66
Buildings and leasehold improvements	714	684
Capitalized software	858	736
Furniture, fixtures and equipment	348	315
Capital leases	88	85
Construction in progress	137	126
	2,196	2,012
Less: Accumulated depreciation and amortization	1,115	984
	$1,081	$1,028
During 2017, 2016 and 2015, the Company recorded depreciation and amortization expense from continuing operations of $181 million, $172 million and $157 million, respectively, related to property and equipment. As of December 31, 2017 and 2016, the Company had accrued capital expenditures of $4 million and $3 million, respectively.

12.	Other Current Assets
Other current assets for continuing operations, as of December 31, consisted of:

	2017	2016
Securitization restricted cash	$75	$75
Escrow deposit restricted cash	67	59
Deferred costs	55	38
Non-trade receivables, net	47	35
Tax receivables	27	3
Short-term investments	16	14
Other	27	36
	$314	$260

13.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of December 31, consisted of:

	2017	2016
Accrued payroll and related	$252	$204
Accrued taxes	65	85
Inventory sale and repurchase obligations (*)	64	85
Accrued loyalty programs	54	46
Accrued advertising and marketing	43	52
Accrued interest	40	34
Accrued separation costs	29	—
Accrued legal settlements	28	39
Accrued VOI maintenance fees	28	25
Accrued other	150	147
	$753	$717

(*)	See Note 10 - Inventory.

14.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness, as of December 31, consisted of:

	2017	2016
Securitized vacation ownership debt: (a)
Term notes (b)	$1,219	$1,857
$650 million bank conduit facility (due August 2018) (c)	333	284
$750 million bank conduit facility (due January 2019) (d)	546	—
Total securitized vacation ownership debt	2,098	2,141
Less: Current portion of securitized vacation ownership debt	217	195
Long-term securitized vacation ownership debt	$1,881	$1,946
Long-term debt: (e)
$400 million revolving credit facility (due November 2018)	$—	$—
$1.5 billion revolving credit facility (due July 2020)	395	14
Commercial paper	147	427
Term loan (due March 2021)	324	323
$300 million 2.95% senior unsecured notes (due March 2017)	—	300
$450 million 2.50% senior unsecured notes (due March 2018)	450	449
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	248	248
$650 million 4.25% senior unsecured notes (due March 2022) (f)	648	648
$400 million 3.90% senior unsecured notes (due March 2023) (g)	406	407
$300 million 4.15% senior unsecured notes (due April 2024)	297	—
$350 million 5.10% senior unsecured notes (due October 2025) (h)	340	338
$400 million 4.50% senior unsecured notes (due April 2027) (i)	396	—
Capital leases	73	75
Other	145	31
Total long-term debt	3,909	3,300
Less: Current portion of long-term debt	104	22
Long-term debt	$3,805	$3,278

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,680 million and $2,601 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of December 31, 2017 and 2016, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs of $15 million and $24 million as of December 31, 2017 and 2016, respectively.

(c)
The Company has borrowing capability under this Bank conduit facility through August 2018. Outstanding borrowings under this facility as of August 2018 are required to be repaid as the collateralized receivables amortize but not later than September 2019.

(d)
The Company has borrowing capability under this Bank conduit facility through January 2019. Outstanding borrowings under this facility as of January 2019 are required to be repaid as the collateralized receivables amortize but not later than January 2020.

(e)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $14 million and $11 million as of December 31, 2017 and 2016, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $5 million and $4 million as of December 31, 2017 and 2016, respectively.

(f)	Includes $2 million of unamortized gains from the settlement of a derivative as of both December 31, 2017 and 2016.

(g)	Includes $8 million and $9 million of unamortized gains from the settlement of a derivative as of December 31, 2017 and 2016, respectively.

(h)	Includes $8 million and $9 million of unamortized losses from the settlement of a derivative as of December 31, 2017 and 2016, respectively.

(i)	Includes a $1 million increase in the carrying value resulting from a fair value hedge derivative as of December 31, 2017.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2017 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt		Total
Within 1 year	$217	$568	(*)	$785
Between 1 and 2 years	529	55		584
Between 2 and 3 years	525	621		1,146
Between 3 and 4 years	151	528		679
Between 4 and 5 years	160	653		813
Thereafter	516	1,484		2,000
	$2,098	$3,909		$6,007

(*)
Includes $464 million of senior unsecured notes that the Company classified as long-term debt as it has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facility.

Required principal payments on the securitized vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2017, the available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facilities (a)	Revolving Credit Facilities
Total Capacity	$1,400	$1,900
Less: Outstanding Borrowings	879	395
Letters of credit	—	1
Commercial paper borrowings	—	147	(b)
Available Capacity	$521	$1,357

(a)	The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	The Company considers outstanding borrowings under its commercial paper programs to be a reduction of the available capacity of its revolving credit facilities.

Securitized Vacation Ownership Debt
As discussed in Note 15 — Variable Interest Entities, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2017-1 Receivables Funding, LLC. During March 2017, the Company closed a series of term notes payable, issued by Sierra Timeshare 2017-1 Receivables Funding, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.97%. The advance rate for this transaction was 90%. As of December 31, 2017, the Company had $209 million of outstanding borrowings under these term notes, net of debt issuance costs.

As of December 31, 2017, the Company had $1,011 million of outstanding securitized borrowings under term notes entered into prior to December 31, 2016.

The Company’s securitized term notes include fixed and floating rate term notes for which the weighted average interest rate was 3.7%, 3.6% and 3.5% during 2017, 2016 and 2015, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. The Company has a securitized timeshare receivables conduit facility with a total capacity of $650 million and borrowing capability through August 2018. The facility bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread or the LIBOR rate plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2019.

Sierra Timeshare Conduit Receivables Funding III, LLC. During October 2017, the Company entered into a securitized timeshare receivables conduit facility for a fifteen-month period through January 2019. The facility has a total capacity of $750 million and bears interest at variable rates based on commercial paper rates and LIBOR rates plus a spread or the LIBOR rate plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than January 2020.

As of December 31, 2017, the Company’s securitized vacation ownership debt of $2,098 million was collateralized by $2,680 million of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s securitized bank conduit facilities are subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total securitized vacation ownership debt was 3.6% during both 2017 and 2016 and 3.5% during 2015.

Long-Term Debt
$1.5 billion Revolving Credit Facility. During March 2015, the Company replaced its $1.5 billion revolving credit facility expiring on July 15, 2018 with a $1.5 billion five-year revolving credit facility that expires on July 15, 2020. This facility is subject to a fee of 20 basis points based on total capacity and bears interest at LIBOR plus 130 basis points on outstanding borrowings. The facility fee and interest rate are dependent on the Company’s credit ratings. The available capacity of the facility also supports the Company’s commercial paper programs.
$400 million Revolving Credit Facility. During November 2017, the Company entered into a new $400 million revolving credit facility expiring on November 20, 2018. The credit facility is in addition to Company’s existing $1.5 billion credit facility. This facility is subject to a fee between 7.5 and 22.5 basis points and bears interest at between LIBOR plus 92.5 and LIBOR plus 152.5 basis points on outstanding borrowings based on the Company’s credit rating.
4.15% Senior Unsecured Notes. During March 2017, the Company issued senior unsecured notes, with face value of
$300 million and bearing interest at a rate of 4.15%, for net proceeds of $297 million. The interest on the senior unsecured notes will be subject to adjustments from time to time if there are downgrades to the credit ratings assigned to the notes. Interest began accruing on March 21, 2017, and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2017. The notes will mature on April 1, 2024 and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.
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

Commercial Paper. The Company maintains U.S. and European commercial paper programs with a total capacity of $750 million and $500 million, respectively. As of December 31, 2017, the Company had outstanding commercial paper borrowings of $147 million at a weighted average rate of 2.34%, all of which was under its U.S. commercial paper program. As of December 31, 2016, the Company had $427 million of outstanding commercial paper borrowings at a weighted average interest rate of 1.36%, all under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper programs to be a reduction of available capacity on its $1.5 billion revolving credit facility.

The commercial paper notes are sold at a discount from par or will bear interest at a negotiated rate. While outstanding commercial paper borrowings generally have short-term maturities, the Company classifies the outstanding borrowings as long-term debt based on its intent to refinance the outstanding borrowings on a long-term basis and the ability to do so with its revolving credit facilities.

The Company’s $450 million 2.50% senior unsecured notes due March 2018 are classified as long-term as the Company has the intent to refinance such debt on a long-term basis and the ability to do so with available capacity under its revolving credit facilities.

As of December 31, 2017, the Company had $2,146 million of outstanding senior unsecured notes issued prior to December 31, 2016. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness.

Capital Lease. The Company leases its Corporate headquarters in Parsippany, NJ. The lease is recorded as a capital lease obligation with a corresponding capital lease asset which is recorded net of deferred rent. Such capital lease had an interest rate of 4.5% during 2017, 2016 and 2015.

Other. During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired Midtown 45 through an SPE. The SPE financed the purchase with a $115 million four-year mortgage note, provided by related parties of such partner. The note accrued interest at 4.5% and the principal and interest are payable semi-annually, commencing on July 24, 2013. In addition, $9 million of mandatorily redeemable equity of the SPE was classified as long-term debt. During the first quarter of 2017, the Company made its final purchase of VOI inventory from the SPE. As of December 31, 2016, $15 million of the four-year mortgage note and $2 million of mandatorily redeemable equity were outstanding (See Note 15 - Variable Interest Entities for more detailed information).

During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. The SPE financed the development and construction with a four-year bank mortgage note. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory located in Clearwater, Florida, from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay the mortgage notes. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated such assets and liabilities within its Consolidated Financial Statements. As of December 31, 2017, the Company’s obligation under the notes was $27 million, with principal and interest payable tri-annually (see Note 15 - Variable Interest Entities for further details).

During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands to a third-party developer to construct VOI inventory through an SPE. The SPE financed the development and construction with a mortgage note. During the fourth quarter of 2017, the economics of the transaction changed, and as a result, the Company determined that it was the primary beneficiary, and as such, the Company consolidated the assets and liabilities of the SPE within its Consolidated Financial Statements. As of December 31, 2017, the Company’s obligation under the mortgage note was $104 million, with principal and interest payable semi-annually (see Note 15 - Variable Interest Entities for further details).

Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within other non-current assets on the Consolidated Balance Sheets.

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of December 31, 2017, the variable interest rate on the notional portion of the 4.50% senior unsecured notes was 3.53%. The aggregate fair value of the swap agreements resulted in $1 million of liabilities as of December 31, 2017, which were included within other non-current assets on the Consolidated Balance Sheet.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to interest expense on the Consolidated Statements of Income. The Company had $9 million and $11 million of deferred gains as of December 31, 2017 and 2016, respectively, which are included within long-term debt on the Consolidated Balance Sheets.

Early Extinguishment of Debt Expense

During 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during 2016, which is included within early extinguishment of debt on the Consolidated Statement of Income.

Interest Expense

The Company incurred non-securitized interest expense of $156 million during 2017. Such amount consisted primarily of interest on long-term debt, partially offset by $2 million of capitalized interest which is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $152 million.

The Company incurred non-securitized interest expense of $133 million during 2016, Such amount consisted primarily of interest on long-term debt, partially offset by $5 million of capitalized interest which is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $136 million.

The Company incurred non-securitized interest expense of $122 million during 2015. Such amount consisted primarily of interest on long-term debt, partially offset by $7 million of capitalized interest which is included within interest expense on the Consolidated Statement of Income. Cash paid related to interest on the Company’s non-securitized debt was $118 million.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt was $74 million, $75 million and $74 million during 2017, 2016 and 2015, respectively, and is reported within consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $49 million, $51 million and $56 million during 2017, 2016 and 2015, respectively.

15.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2017	December 31, 2016
Securitized contract receivables, gross (a)	$2,553	$2,489
Securitized restricted cash (b)	106	90
Interest receivables on securitized contract receivables (c)	22	21
Other assets (d)	4	4
Total SPE assets	2,685	2,604
Securitized term notes (e)(f)	1,219	1,857
Securitized conduit facilities (e)	879	284
Other liabilities (g)	2	2
Total SPE liabilities	2,100	2,143
SPE assets in excess of SPE liabilities	$585	$461

(a)
Included in current ($227 million and $235 million as of December 31, 2017 and 2016, respectively) and non-current ($2,326 million and $2,254 million as of December 31, 2017 and 2016, respectively) vacation ownership contract receivables on the Consolidated Balance Sheets.

(b)
Included in other current assets ($75 million as of both December 31, 2017 and 2016) and other non-current assets ($31 million and $15 million as of December 31, 2017 and 2016, respectively) on the Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facilities and a security investment asset, which is included in other non-current assets on the Consolidated Balance Sheets.

(e)
Included in current ($217 million and $195 million as of December 31, 2017 and 2016, respectively) and long-term ($1,881 million and $1,946 million as of December 31, 2017 and 2016, respectively) securitized vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $15 million and $24 million as of December 31, 2017 and 2016, respectively, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.
In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,039 million and $909 million as of December 31, 2017 and 2016, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2017	December 31, 2016
SPE assets in excess of SPE liabilities	$585	$461
Non-securitized contract receivables	1,039	909
Less: Allowance for loan losses	691	621
Total, net	$933	$749

Midtown 45, NYC Property

During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company is managing and operating the property for rental purposes while the Company converts it into VOI inventory. The SPE financed the acquisition and planned renovations with a four-year mortgage note and mandatorily redeemable equity provided by related parties of such partner. At the time of the agreement, the Company committed to purchase such VOI inventory from the SPE over a four-year period which will be used to repay the four-year mortgage note and the mandatorily redeemable equity of the SPE. The Company was considered to be the primary beneficiary of the SPE and therefore, the Company consolidated the SPE within its financial statements. During the first quarter of 2017, the Company made its final purchase of VOI inventory from the SPE, and the mortgage note and redeemable equity were extinguished.

Clearwater, FL Property

During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay its mortgage notes related to the property. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated $51 million of both property and equipment and long-term debt on its Consolidated Balance Sheet.

Saint Thomas, U.S. Virgin Islands Property

During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands to a third-party developer to construct VOI inventory through an SPE. In accordance with the agreements with the third-party developer, the Company has conditional rights and conditional obligations to repurchase the completed property from the developer subject to the property conforming to the Company's vacation ownership resort standards and provided that the third-party developer has not sold the property to another party.

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands in 2017, there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, the Company is now considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of property and equipment and $104 million of long-term debt on its Consolidated Balance Sheet. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value. Such loss is presented within impairment expense on the Consolidated Statement of Income (see Note 24 – Impairments and Other Charges for further details).

The assets and liabilities of the Clearwater, FL Property, Saint Thomas Property and Midtown 45, NYC Property SPEs are as follows:

	December 31, 2017	December 31, 2016
Receivable for leased property and equipment (a)	$—	$16
Property and equipment, net	90	—
Total SPE assets	90	16
Long-term debt (b)	131	17
Total SPE liabilities	131	17
SPE deficit	$(41)	$(1)

(a)	Represents a receivable for assets leased to the Company which are reported within property and equipment, net on the Company’s Consolidated Balance Sheets.

(b)
As of December 31, 2017, included $131 million relating to mortgage notes, of which, $98 million was included in current portion of long-term debt on the Consolidated Balance Sheet. As of December 31, 2016, included $15 million relating to a four-year mortgage note due in 2017 and $2 million of mandatorily redeemable equity; both of which were included in current portion of long-term debt on the Consolidated Balance Sheet.

During 2017 and 2016, the SPEs conveyed $38 million and $28 million, respectively, of property and equipment to the Company. In addition, the Company subsequently transferred $52 million of VOI inventory to property and equipment during 2017 and transferred $36 million of property and equipment to VOI inventory during 2016.

16.	Fair Value
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

The Company’s derivative instruments primarily consist of pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, foreign exchange forward contracts and foreign exchange average rate forward contracts (see Note 17 – Financial Instruments for more detail). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

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

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,901	$3,489	$2,777	$3,344
Debt
Total debt	6,007	6,085	5,441	5,508
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

17.	Financial Instruments
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

The Company uses the following derivative instruments to mitigate its foreign currency exchange rate and interest rate risks:

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro and Canadian and Australian dollar. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCI to earnings over the next 12 months is not material.

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

The following table summarizes information regarding the gains/(losses) recognized in AOCI for the years ended December 31:

	2017	2016	2015
Designated hedging instruments
Interest rate contracts	$—	$—	$4
Foreign exchange contracts	(2)	—	3
Total	$(2)	$—	$7

The following table summarizes information regarding the gains/(losses) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2017	2016	2015
Non-designated hedging instruments
Foreign exchange contracts (*)	$1	$(20)	$(12)

(*)	Included within operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

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

As of December 31, 2017, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 18% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2017, approximately 16% and 15% of the Company’s VOI sales revenues were generated in sales offices located in Florida and Nevada, respectively.

Included within the Consolidated Statements of Income is net revenues generated from transactions in the state of Florida of approximately 14% during 2017 and 2016 and 15% during 2015, and 11% of net revenues generated from transactions in the state of California during 2017, and 12% during 2016 and 2015.

18.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancelable operating leases as of December 31, 2017 are as follows:

	Continuing Operations	Discontinued Operations
2018	$51	$49
2019	44	20
2020	35	13
2021	29	12
2022	25	9
Thereafter	119	71
	$303	$174
The Company incurred total rental expense for continuing operations of $66 million, $63 million and $65 million during 2017, 2016 and 2015, respectively. The Company incurred total rental expense for discontinued operations of $19 million during 2017, and $18 million during 2016 and 2015.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2017 aggregated $553 million, of which $228 million were related to the development of vacation ownership properties, $162 million were for information technology activities, and $86 million were for marketing-related activities.

Letters of Credit
As of December 31, 2017, the Company had $49 million of irrevocable standby letters of credit outstanding, of which $1 million were under its revolving credit facilities. As of December 31, 2016, the Company had $69 million of irrevocable standby letters of credit outstanding, of which $1 million were under its revolving credit facilities. Such letters of credit issued during 2017 and 2016 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at the Company’s vacation ownership business.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 12 surety providers in the amount of $1.3 billion, of which the Company had $471 million outstanding as of December 31, 2017. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings and governmental inquiries related to the Company’s business.
Wyndham Worldwide Corporation Litigation
The Company’s business is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: for its hotel group business — breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its destination network business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties, or in relation to guest reservations and bookings; for its vacation ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including, but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $28 million and $39 million as of December 31, 2017 and 2016, respectively. Such reserves are exclusive of matters relating to the Company’s Separation from Cendant. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $1 million as of December 31, 2017 for certain matters which are covered by insurance and were included in other current assets on its Consolidated Balance Sheet. As of December 31, 2017, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $86 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

Cendant Litigation
Under the Cendant Separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since the Separation, Cendant settled the majority of the lawsuits pending on the date of the Separation. See also Note 26 - Cendant Separation and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the Separation.

GUARANTEES/INDEMNIFICATIONS
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of the Company’s subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. Also in the ordinary course of business, the Company provides corporate guarantees for its operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. The Company is not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases, the Company maintains insurance coverage that may mitigate any potential payments.

Other Guarantees/Indemnifications
Hotel Group
The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from 8 to 10 years. As of December 31, 2017, the maximum potential amount of future payments that may be made under these guarantees was $116 million with a combined annual cap of $27 million. These guarantees have a remaining life of 3 to 7 years with a weighted average life of approximately 5 years.

In connection with such performance guarantees, as of December 31, 2017, the Company maintained a liability of $23 million, of which $16 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2017, the Company also had a corresponding $12 million asset related to these guarantees, of which $1 million was included in other current assets and $11 million was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2016, the Company maintained a liability of $24 million, of which $17 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2016, the Company also had a corresponding $32 million asset related to the guarantees, of which $28 million was included in other non-current assets and $4 million was included in other current assets on its Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the assets noted above was $2 million and $4 million during 2017 and 2016, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $41 million as of December 31, 2017, which was included in other non-current assets on its Consolidated Balance Sheet. As of December 31, 2016, the Company had a receivable of $36 million which was included in other non-current assets on its Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
In the ordinary course of business, the Company’s vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. The Company may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, the Company will agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at the discretion of the Company on an annual basis). The maximum potential future payments that the Company may be required to make under these guarantees were approximately $360 million as of December 31, 2017. The Company would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners’ assessments under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue-producing activities, such as rentals. During 2017, 2016 and 2015, the Company made payments related to these guarantees of $11 million, $13 million and $15 million, respectively. As of December 31, 2017 and 2016, the Company maintained a liability in connection with these guarantees of $35 million and $33 million, respectively, on its Consolidated Balance Sheets.

The Company has guaranteed to repurchase completed properties located in Las Vegas, Nevada from third-party developer subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party (see Note 10 - Inventory for further details).
In connection with the Company’s vacation ownership inventory sale transactions, for which it has conditional rights and conditional obligations to repurchase the completed properties, the Company is required to maintain an investment-grade credit rating from at least one rating agency. If at any time the Company fails to maintain such rating, it is required to post collateral in favor of the development partner in an amount equal to the remaining obligation under the agreements. In January 2018, we amended the agreement to remove the requirement to post collateral for failure to maintain an investment-grade credit rating.

As part of Wyndham Asset Affiliation Model Fee-for-Service, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2017 the maximum potential future payments that the Company may be required to make under these guarantees were approximately $40 million. As of December 31, 2017 and 2016, the Company had no recognized liabilities in connection with these guarantees.

19.	Accumulated Other Comprehensive Income/(Loss)
The components of AOCI are as follows:

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2014	$(13)	$(8)	$(12)	$(33)
Period change	(126)	8	3	(115)
Balance as of December 31, 2015	(139)	—	(9)	(148)
Period change	(86)	—	2	(84)
Balance as of December 31, 2016	(225)	—	(7)	(232)
Period change	129	(1)	1	129
Balance as of December 31, 2017	$(96)	$(1)	$(6)	$(103)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2014	$50	$4	$3	$57
Period change	20	(3)	—	17
Balance as of December 31, 2015	70	1	3	74
Period change	46	—	(1)	45
Balance as of December 31, 2016	116	1	2	119
Period change	(26)	—	—	(26)
Balance as of December 31, 2017	$90	$1	$2	$93

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2014	$37	$(4)	$(9)	$24
Period change	(106)	5	3	(98)
Balance as of December 31, 2015	(69)	1	(6)	(74)
Period change	(40)	—	1	(39)
Balance as of December 31, 2016	(109)	1	(5)	(113)
Period change	103	(1)	1	103
Balance as of December 31, 2017	$(6)	$—	$(4)	$(10)
Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

20.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, SSARs, PSUs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of December 31, 2017, 15.6 million shares remained available.

Incentive Equity Awards Granted by the Company
The activity related to incentive equity awards granted by the Company for the year ended December 31, 2017 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2016	1.7		$75.81	0.6		$77.84	0.5		$68.78
Granted (a)	0.8		85.88	0.3		83.86	—		—
Vested/exercised	(0.7)		73.77	(0.2)		72.97	(0.3)		64.16
Canceled	(0.2)		78.29	—		—	—		—
Balance as of December 31, 2017	1.6	(b)(c)	81.18	0.7	(d)	81.77	0.2	(e)(f)	77.40

(a)	Primarily represents awards granted by the Company on February 28, 2017.

(b)	Aggregate unrecognized compensation expense related to RSUs was $91 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 2.6 years.

(c)	Approximately 1.6 million RSUs outstanding as of December 31, 2017 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $38 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 1.7 years.

(e)	Aggregate unrecognized compensation expense related to SSARs was $2 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 1.8 years.

(f)
There were no SSARs that were exercisable at December 31, 2017. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of December 31, 2017 had an intrinsic value of $7 million and have a weighted average remaining contractual life of 3.6 years.

During 2017, 2016 and 2015, the Company granted incentive equity awards totaling $66 million, $64 million and $61 million, respectively, to the Company’s key employees and senior officers in the form of RSUs and SSARs. The 2017, 2016 and 2015 awards will vest ratably over a period of four years. In addition, during 2017, 2016 and 2015, the Company approved grants of incentive equity awards totaling $22 million, $17 million and $16 million, respectively, to key employees and senior officers of Wyndham in the form of PSUs. These awards cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics. In August 2017, in conjunction with the proposed spin-off of the hotel franchising business, the Board of Directors approved certain modifications to the incentive equity awards granted by the Company which are contingent upon the completion of the proposed spin-off.

The Company did not issue any SSARs during 2017. The fair value of SSARs granted by the Company during 2016 and 2015 was estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the Company’s stock over the estimated expected life of the SSARs. The expected life represents the period of time the SSARs are expected to be outstanding and is based on historical experience given consideration to the contractual terms and vesting periods of the SSARs. The-risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the SSARs. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	2016	2015
Grant date fair value	$13.70	$18.55
Grant date strike price	$71.65	$91.81
Expected volatility	27.81%	25.38%
Expected life	5.2 years	5.1 years
Risk-free interest rate	1.33%	1.64%
Projected dividend yield	2.79%	1.83%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $68 million, $68 million and $58 million during 2017, 2016 and 2015, respectively, related to the incentive equity awards granted to key employees and senior officers by the Company. Such stock-based compensation expense included $1 million of expense related to discontinued operations during 2017, 2016 and 2015. The Company also recorded stock-based compensation expense for non-employee directors of $2 million during 2017, and $1 million during 2016 and 2015. Additionally, $1 million of stock-based compensation expense was recorded within restructuring expense during 2017.

The Company paid $39 million, $36 million and $42 million of taxes for the net share settlement of incentive equity awards during 2017, 2016 and 2015, respectively. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

21.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $35 million during 2017 and $36 million during 2016 and 2015.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $11 million during 2017 and 2016 and $10 million during 2015.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. All of the foreign subsidiaries that are covered by these plans are part of the Company’s European vacation rentals business which is presented as discontinued operations. Any gain or loss related to the settlement of the Company’s obligation under these plans will be included as a component of the overall gain or loss of the disposal of the business. The Company had a net pension liability of $14 million and $13 million, as of December 31, 2017 and 2016, respectively, which is included within liabilities held for sale on the Consolidated Balance Sheets. As of December 31, 2017, the Company recorded $4 million of an unrecognized loss, within AOCI on the Consolidated Balance Sheet. As of December 31, 2016, the Company recorded $5 million of an unrecognized loss within AOCI on the Consolidated Balance Sheet.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company recorded pension expense of $1 million during 2017 and $3 million during 2016 and 2015.

22.	Segment Information
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

YEAR ENDED OR AS OF DECEMBER 31, 2017

	Hotel Group	Destination Network		Vacation Ownership	Corporate and Other		Total
Net revenues (a)	$1,343	$912		$2,905	$(84)	(e)	$5,076
EBITDA	367	257		489	(161)		952
Depreciation and amortization	76	42		63	32		213
Segment assets	2,094	1,446	(f)	5,245	189		8,974
Capital expenditures	46	27		72	8		153

YEAR ENDED OR AS OF DECEMBER 31, 2016

	Hotel Group	Destination Network		Vacation Ownership	Corporate and Other		Total
Net revenues (b)	$1,309	$898		$2,794	$(75)	(e)	$4,926
EBITDA	391	222		694	(110)		1,197
Depreciation and amortization	75	42		53	32		202
Segment assets (c)	1,943	1,369	(f)	5,060	252		8,624
Capital expenditures	42	31		68	19		160

YEAR ENDED OR AS OF DECEMBER 31, 2015

	Hotel Group	Destination Network		Vacation Ownership	Corporate and Other		Total
Net revenues (d)	$1,297	$880		$2,772	$(71)	(e)	$4,878
EBITDA	349	239		687	(137)		1,138
Depreciation and amortization	69	43		47	28		187
Segment assets (c)	1,832	1,365	(f)	4,928	175		8,300
Capital expenditures	52	34		81	22		189

(a)
Includes $73 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $59 million of intersegment licensing fees for use of the Wyndham trademark and (ii) $14 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment. In addition, includes $11 million of intercompany segment revenues in the Company’s Destination Network segment primarily related to call center services provided to the Company’s Hotel Group segment.

(b)
Includes $67 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $56 million of intersegment licensing fees for use of the Wyndham trademark, (ii) $4 million of room revenues at a Company owned hotel and (iii) $7 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment. In addition, includes $8 million of intercompany segment revenues in the Company’s Destination Network segment primarily related to call center services provided to the Company’s Hotel Group segment.

(c)
Reflects the impact of the adoption of the new accounting standards related to the balance sheet classification of deferred taxes and the presentation of debt issuance costs during 2016 and 2015. See Note 2 - Summary of Significant Accounting Policies for additional information regarding the adoption of this guidance.

(d)
Includes $71 million of intercompany segment revenues in the Company’s Hotel Group segment comprised of (i) $57 million of intersegment licensing fees for use of the Wyndham trademark, (ii) $8 million of room revenues at a Company owned hotel and (iii) $6 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses at the Company’s Vacation Ownership segment.

(e)	Includes the elimination of transactions between segments.

(f)
Excludes assets held for sale related to the Company’s European vacation rentals business of $1,429 million, $1,195 million and $1,291 million in 2017, 2016 and 2015, respectively. See Note 3 - Discontinued Operations for additional information.

Provided below is a reconciliation of net income attributable to Wyndham shareholders to EBITDA.

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Wyndham shareholders	$871	$611	$612
Net income attributable to noncontrolling interest	1	1	—
Income from discontinued operations, net of tax	(53)	(67)	(60)
(Benefit)/provision for income taxes	(229)	313	285
Depreciation and amortization	213	202	187
Interest expense	156	133	122
Early extinguishment of debt	—	11	—
Interest income	(7)	(7)	(8)
EBITDA	$952	$1,197	$1,138
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
Year Ended or As of December 31, 2017
Net revenues	$4,409	$667	$5,076
Net long-lived assets	3,021	480	3,501
Year Ended or As of December 31, 2016
Net revenues	$4,238	$688	$4,926
Net long-lived assets	2,945	322	3,267
Year Ended or As of December 31, 2015
Net revenues	$4,248	$630	$4,878
Net long-lived assets	2,992	278	3,270

23.	Separation-Related Costs

In 2017, the Company announced its intent to spin-off its hotel group business, which will result in its operations being held by two separate, publicly traded companies (see Note 1 - Basis of Presentation for further details).

During 2017, the Company incurred $51 million of expenses associated with the planned spin-off of its hotel group business and $15 million of expenses in connection with activities associated with its decision to dispose of its European vacation rentals business. These costs include legal, consulting and auditing fees, severance and other employee-related costs.

24.	Impairments and Other Charges
Impairments

During 2017, the Company performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with such review, the Company updated its current and long-term development plan to focus on (i) selling existing finished inventory and (ii) procuring inventory from efficient sources such as just-in-time inventory in new markets and reclaiming inventory from owners’ associations or owners. As a result, the Company’s management performed a review of its land held for VOI development. Such review consisted of an assessment on 19 locations to determine its plan for future VOI development at those sites. As a result of this assessment, the Company concluded that no future development would occur at 17 locations, of which 16 were deemed to be impaired.

The Company performed a fair value assessment on the land held for VOI development which resulted in a $121 million non-cash impairment charge during the second quarter of 2017. In addition, the Company also recorded a $14 million non-cash impairment charge relating to the write-off of construction in process costs at six of the 16 impaired locations. As a result, the Company reported a total non-cash impairment charge of $135 million, which is included within impairment expense on the Consolidated Statement of Income.

In conjunction with this review and impairment, in May 2017, the Company sold three of the 17 locations, as well as non-core revenue generating assets to a former executive of the Company for $2 million of cash consideration, which resulted in a $7 million loss. The Company also has an agreement with the former executive to sell an additional two of the 17 locations for $2 million, resulting in a $13 million non-cash impairment charge. Such transaction is to be completed no later than December 2018. The $7 million loss and $13 million non-cash impairment charge on the expected sale were included within the total non-cash impairment charge of $135 million.

The Company had $4 million of land classified as assets held for sale as of December 31, 2017 which was included within other current assets on the Company’s Consolidated Balance Sheet. The fair value of the land held for sale was determined by reviewing prices of comparable assets which were recently sold and by actual purchase and sale agreements for the assets to estimated fair value, which represents Level 3 fair value measurements. The Company has entered into a three-year agreement with the former executive whereby such executive may assist the Company in selling the land held for sale. As part of such agreement, the former executive will be entitled to receive brokerage commissions upon the sale of land classified as assets held for sale.

During 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is recorded within impairment expense on the Consolidated Statement of Income.

During 2017, the Company incurred $65 million of non-cash impairment charges resulting from a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands at its vacation ownership business. The charges were comprised of a $37 million charge due to a write-down of property and equipment to fair value resulting from the consolidation of the Saint Thomas SPE and a $28 million charge due to a write-down of VOI inventory to its fair value. Such charge is recorded within impairment expense on the Consolidated Statement of Income.

During 2017, the Company recorded $41 million of non-cash impairment charges at its hotel group business, of which, $25 million was for a write-down of a guarantee asset and a development advance note receivable related to a hotel management agreement that the Company determined was no longer recoverable and $16 million was primarily related to a partial write-down of management agreement assets. Such amount is recorded within impairment expense on the Consolidated Statement of Income.

During 2015, the Company recorded a $7 million non-cash impairment charge at its hotel group business related to the write-down of terminated in-process technology projects resulting from the decision to outsource its reservation system to a third-party partner. Such charge is recorded within impairment expense on the Consolidated Statement of Income.

Other Charges

During 2017, the Company recorded a $20 million write-down of property and equipment related to damage sustained from Hurricane Maria at its owned Rio Mar hotel in Puerto Rico. The property damage is fully recoverable through insurance coverage and as such, the Company did not incur a loss on the damage. The Company has received $11 million of cash during

2017, which is reported in investing activities within the Consolidated Statement of Cash Flows, and has a $9 million receivable reported in other current assets on the Consolidated Balance Sheet as of December 31, 2017.

During 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

During 2016, the Company recorded a $7 million charge related to the termination of a management contract at its hotel group business. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

During 2015, the Company recorded a $14 million charge relating to the termination of a management agreement at its hotel group business. Such loss is recorded within operating expenses on the Consolidated Statement of Income.

25.	Restructuring
2017 Restructuring Plans

During 2017, the Company recorded $15 million of charges related to restructuring initiatives, all of which are personnel-related, associated with a reduction of 200 employees. The charges consisted of (i) $8 million at its Destination Network segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, (ii) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iii) $1 million at its Hotel Group segment which primarily focused on realigning its brand operations. During 2017, the Company reduced its restructuring liability by $11 million, of which $10 million was in cash payments and $1 million was through the issuance of Wyndham stock. The remaining liability of $4 million, as of December 31, 2017, is expected to be paid by the end of 2018.

2016 Restructuring Plans

During 2016, the Company recorded $14 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $11 million of personnel-related costs, a $2 million non-cash asset impairment charge and $2 million of facility-related expenses. In 2016, the Company subsequently reversed $1 million of previously recorded personnel-related costs and reduced its liability with $5 million of cash payments. During 2017, the Company reduced its liability by $7 million, of which $6 million was in cash payments. The remaining liability of $1 million, as of December 31, 2017, is primarily related to leased facilities, and is expected to be paid by the end of 2020.

Total restructuring costs by segment are as follows:

	Personnel-related (a)	Facility-related	Asset Impairments (b)	Total
Hotel Group	$2	$—	$—	$2
Destination Network	4	—	—	4
Vacation Ownership	4	2	2	8
	$10	$2	$2	$14

(a)    Represents severance costs incurred across the Company’s businesses resulting from a reduction of 503 employees.
(b)    Represents the write-off of assets from sales office closures.

2015 Restructuring Plans

During 2015, the Company recorded $6 million of charges related to restructuring initiatives resulting from a realignment of brand services and call center operations within its hotel group business, a rationalization of international operations within its destination network business and a reorganization of the sales function within its vacation ownership business. In connection with these initiatives, the Company initially recorded $7 million of personnel-related costs and a $1 million non-cash asset impairment charge associated with a facility. It subsequently reversed $2 million of previously recorded personnel-related costs and reduced its liability with $2 million of cash payments. During 2016, the Company paid its remaining liability with $3 million of cash payments.

Total restructuring costs by segment by are as follows:

	Personnel-related (a)	Asset Impairment (b)	Total
Hotel Group	$3	$—	$3
Destination Network	1	1	2
Vacation Ownership	1	—	1
	$5	$1	$6

(a)    Represents severance cost incurred across the Company’s businesses resulting from a reduction of 361 employees.
(b)    Represents the non-cash asset impairment charge associated with a facility.

The Company has additional restructuring plans which were implemented prior to 2015. During 2017, the Company reduced its liability for such plans with $1 million of cash payments. The remaining liability of $1 million as of December 31, 2017, all of which is related to leased facilities, is expected to be paid by 2020.
The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of December 31, 2014	2015 Activity				Liability as of December 31, 2015
		Costs Recognized	Cash Payments	Other
Personnel-Related	$6	$5	$(8)	$—		$3
Facility-Related	4	—	(2)	—		2
Contract Terminations	1	—	—	(1)	(a)	—
Asset Impairments	—	1	—	(1)	(b)	—
	$11	$6	$(10)	$(2)		$5

	Liability as of December 31, 2015	2016 Activity				Liability as of December 31, 2016
		Costs Recognized	Cash Payments	Other
Personnel-Related	$3	$10	$(7)	$—		$6
Facility-Related	2	2	(1)	—		3
Asset Impairment	—	2	—	(2)	(c)	—
	$5	$14	$(8)	$(2)		$9

	Liability as of December 31, 2016	2017 Activity				Liability as of December 31, 2017
		Costs Recognized	Cash Payments	Other
Personnel-Related	$6	$15	$(15)	$(2)	(d)	$4
Facility-Related	3	—	(2)	—		1
	$9	$15	$(17)	$(2)		$5

(a)	Represents a reversal of a portion of previously recorded expenses at the Company’s destination network business.

(b)	Represents the non-cash asset impairment charge associated with a facility at the Company's destination network business.

(c)	Represents the write-off of assets from sales office closures at the Company's vacation ownership business.

(d)	Primarily represents the issuance of Wyndham stock.

26.	Cendant Separation and Transactions with Former Parent and Subsidiaries
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Pursuant to the Separation and Distribution Agreement, upon the distribution of the Company’s common stock to Cendant shareholders, the Company entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant and certain of its former subsidiaries for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which the Company assumed and is responsible for 37.5% while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. The remaining amount of liabilities which were assumed by the Company in connection with the Cendant Separation was $16 million and $23 million as of December 31, 2017 and 2016, respectively. These amounts were comprised of certain Cendant corporate liabilities which were recorded on the books of Cendant as well as additional liabilities which were established for guarantees issued at the date of the Cendant Separation, related to unresolved contingent matters and others that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation(s). The Company also provided a default guarantee related to certain deferred compensation arrangements related to certain current and former senior officers and directors of Cendant, Realogy and Travelport. These arrangements were valued upon the Cendant Separation in accordance with the guidance for guarantees and recorded as liabilities on the Consolidated Balance Sheets. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense to the results of operations in future periods.

As of December 31, 2017, the Company had $16 million of Cendant Separation related liabilities, comprised of $13 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the Separation Date. In connection with these liabilities, as of December 31, 2017, $3 million is recorded in accrued expenses and other current liabilities and $13 million is recorded in other non-current liabilities on the Consolidated Balance Sheet. During 2017, the Company recognized a $6 million benefit from an adjustment to certain contingent liabilities resulting from the Cendant Separation which was recorded in general and administrative expenses on the Consolidated Statement of Income. As of December 31, 2016, the Company had $23 million of Cendant Separation related liabilities of which $10 million was recorded in accrued expenses and other current liabilities and $13 million was recorded in other non-current liabilities on the Consolidated Balance Sheet. The Company will indemnify Cendant for these contingent liabilities and therefore any payments made to the third-party would be through the former Parent. The actual timing of payments relating to these liabilities is dependent on a variety of factors beyond the Company’s control. In addition, as of December 31, 2017 and 2016, the Company had $1 million of receivables due from former Parent and subsidiaries primarily relating to income taxes, which are recorded in other current assets on the Consolidated Balance Sheets.

Prior to the Cendant Separation, the Company and Realogy were included in the consolidated federal and state income tax returns of Cendant through the Cendant Separation date for the 2006 period then ended. The Company is generally liable for 37.5% of certain contingent tax liabilities. In addition, each of the Company, Cendant and Realogy may be responsible for 100% of certain of Cendant’s tax liabilities that will provide the responsible party with a future, offsetting tax benefit.

27.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2017 and 2016.

	2017
	First	Second	Third	Fourth
Net revenues
Hotel Group	$298	$345	$368	$332
Destination Network	240	228	243	200
Vacation Ownership	648	750	773	734
Corporate and Other (*)	(18)	(21)	(23)	(20)
	$1,168	$1,302	$1,361	$1,246
EBITDA
Hotel Group	$85	$106	$121	$55
Destination Network	76	61	81	40
Vacation Ownership	118	47	190	133
Corporate and Other	(39)	(28)	(39)	(54)
	240	186	353	174
Less: Depreciation and amortization	51	52	54	55
Interest expense	35	39	41	42
Interest income	(2)	(1)	(1)	(2)
Income before income taxes	156	96	259	79
Provision/(benefit) for income taxes	27	30	98	(383)
Income from continuing operations	129	66	161	462
Income/(loss) from discontinued operations, net of income taxes	12	13	42	(13)
Net income	141	79	203	449
Net income attributable to noncontrolling interest	—	(1)	—	—
Net income attributable to Wyndham Shareholders	$141	$78	$203	$449

Basic earnings per share
Continuing operations	$1.23	$0.63	$1.57	$4.58
Discontinued operations	0.11	0.12	0.41	(0.13)
	$1.34	$0.75	$1.98	$4.45
Diluted earnings per share
Continuing operations	$1.22	$0.63	$1.56	$4.54
Discontinued operations	0.11	0.12	0.41	(0.13)
	$1.33	$0.75	$1.97	$4.41
Weighted average shares outstanding
Basic	105.2	103.8	102.4	100.9
Diluted	106.0	104.4	102.9	101.8

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2017 due to rounding.
(*)    Includes the elimination of transactions between segments.

	2016
	First	Second	Third	Fourth
Net revenues
Hotel Group	$295	$334	$364	$316
Destination Network	240	225	243	190
Vacation Ownership	641	705	744	705
Corporate and Other(*)	(18)	(19)	(21)	(18)
	$1,158	$1,245	$1,330	$1,193
EBITDA
Hotel Group	$84	$101	$107	$99
Destination Network	54	60	68	39
Vacation Ownership	136	187	189	182
Corporate and Other	(34)	(33)	(31)	(12)
	240	315	333	308
Less: Depreciation and amortization	50	50	50	51
Interest expense	35	33	33	33
Early extinguishment of debt	11	—	—	—
Interest income	(2)	(2)	(2)	(2)
Income before income taxes	146	234	252	226
Provision for income taxes	65	87	98	62
Income from continuing operations	81	147	154	164
Income from discontinued operations, net of tax	15	9	43	—
Net income	96	156	197	164
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to Wyndham shareholders	$96	$156	$196	$164

Basic earnings per share
Continuing operations	$0.72	$1.32	$1.40	$1.54
Discontinued operations	0.13	0.08	0.39	—
	$0.85	$1.40	$1.79	$1.54
Diluted earnings per share
Continuing operations	$0.71	$1.31	$1.39	$1.53
Discontinued operations	0.13	0.08	0.39	—
	$0.84	$1.39	$1.78	$1.53
Weighted average shares outstanding
Basic	112.7	111.0	109.0	106.8
Diluted	113.6	111.5	109.6	107.7

Note:    The sum of the quarters may not agree to the Consolidated Statement of Income for the year ended December 31, 2016 due to rounding.
(*)    Includes the elimination of transactions between segments.

28.	Subsequent Event
La Quinta Acquisition

In January 2018, the Company entered into an agreement with La Quinta Holdings Inc., (“La Quinta”) to acquire its hotel franchising and management business for $1.95 billion in cash. The acquisition is expected to close in the second quarter of 2018, prior to the spin-off of the Company’s hotel business, subject to customary closing conditions, including the receipt of approval the La Quinta stockholders. Under the terms of the agreement, the Company will use a portion of its purchase price to repay approximately $715 million of La Quinta’s debt, net of cash, and to set aside a reserve of $240 million for estimated taxes expected to be incurred by La Quinta in connection with its taxable spin-off of its owned real estate assets into a separate entity.

The acquisition of La Quinta's asset-light, fee-for-service business consisting of nearly 900 managed and franchised hotels will expand Wyndham Hotel Group’s portfolio to 21 brands and over 9,000 hotels across more than 75 countries. This acquisition is consistent with the Company’s strategy to expand its position in the midscale and upper midscale segments of the hotel industry, expand its international footprint and further grow is managed hotel network.

The Company obtained $2.0 billion of funding commitments in connection with the La Quinta acquisition, which expires in January 2019.

Agreement to Sell European Vacation Rentals Business

On February 15, 2018, the Company entered into an agreement for the sale of its European vacation rentals business for approximately $1.3 billion. In conjunction with the sale, the European vacation rentals business will also enter into a 20-year agreement under which it will pay a royalty fee of 1% of net revenue to Wyndham’s hotel business for the right to use the by “Wyndham Vacation Rentals” endorser brand. In addition, the European vacation rentals business will also participate as a redemption partner in the Wyndham Rewards loyalty program. The Company has also agreed to provide certain post-closing credit support in order to ensure that the buyer meets the requirements of certain service providers and regulatory authorities. The agreement is subject to certain closing conditions and regulatory approval and is expected to be completed in the second quarter of 2018.

Dividend Increase Authorization

On February 13, 2018, the Company's Board of Directors authorized an increase of the quarterly dividend to $0.66 per share.

Exhibit Index

Number No.	Description of Exhibit
2.1
Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 31, 2006)

2.2
Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q filed November 14, 2006)

2.3
Agreement and Plan of Merger, dated as of January 17, 2018, by and among Wyndham Worldwide Corporation, WHG BB Sub, Inc. and La Quinta Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed January 18, 2018).

2.4
Support Agreement, dated as of January 17, 2018, by and between Wyndham Worldwide Corporation and each of the persons listed on Annex I thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed January 18, 2018).

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

4.6
Fifth Supplemental Indenture, dated March 1, 2011, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2021(incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 3, 2011)

4.7	Form of 5.625% Senior Notes due 2021 (included within Exhibit 4.6)

4.8
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 7, 2012)

4.9	Form of 4.25% Senior Notes due 2022 (included within Exhibit 4.8)

4.10
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 15, 2012)

4.11	Form of 4.25% Senior Notes due 2022 (included within Exhibit 4.10)

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

4.15
Ninth Supplemental Indenture, dated September 15, 2015, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2015)

4.16	Form of 5.100% Notes due 2025 (included within Exhibit 4.15)

4.17
Tenth Supplemental Indenture, dated March 21, 2017, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 21, 2017)

4.18	Form of 4.150% Senior Notes due 2024 (included within Exhibit 4.17)

4.19	Form of 4.500% Senior Notes due 2027 (included within Exhibit 4.17)

10.1
Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 28, 2015)

10.2*
Third Amendment, dated as of December 21, 2017, to the Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents

10.3
Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 26, 2016)

10.4*
First Amendment, dated as of December 21, 2017, to the Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co- Syndication Agents

10.5*
Credit Agreement, dated as of November 21, 2017, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Wells Fargo Bank, N.A., Suntrust Bank, The Bank Of Nova Scotia, U.S. Bank National Association, Barclays Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents

10.6
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010)

10.7
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2011)

10.8
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2012)

10.9
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 23, 2013)

10.10
Fifth Amendment, dated as of August 28, 2014, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2014)

10.11
Sixth Amendment, dated as of August 27, 2015, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 27, 2015)

10.12
Seventh Amendment, dated as of August 23, 2016, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 26, 2016)

10.13*
Indenture and Servicing Agreement, dated as of October 5, 2017, by and among Sierra Timeshare Conduit Receivables Funding III, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

10.14	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006)

10.15	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009)

10.16	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010)

10.17	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 15, 2013)

10.18	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 24, 2013)

10.19	Amendment No. 5 to Employment Agreement with Stephen P. Holmes, dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2015)

10.20	Amendment No. 6 to Employment Agreement with Stephen P. Holmes, dated July 31, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 25, 2017)

10.21	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009)

10.22	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009)

10.23	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010)

10.24	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 29, 2011)

10.25	Amendment No. 4 to Employment Agreement with Geoffrey A. Ballotti, dated March 28, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 24, 2014)

10.26	Amendment No. 5 to Employment Agreement with Geoffrey A. Ballotti, dated February 15, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 26, 2017)

10.27	Employment Agreement with Gail Mandel, dated as of November 13, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 13, 2015)

10.28	Amendment No. 1 to Employment Agreement with Gail Mandel, dated August 2, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed October 25, 2017)

10.29*	Employment Agreement with Michael Brown, dated as of April 17, 2017

10.30	Employment Agreement with David B. Wyshner, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 25, 2017)

10.31	Employment Agreement with Thomas G. Conforti, dated as of September 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2009)

10.32	Amendment No. 1 to Employment Letter Agreement with Thomas G. Conforti, dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 25, 2012).

10.33	Amendment No. 2 to Employment Agreement with Thomas G. Conforti, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2015)

10.34	Employment Letter Agreement with Thomas Anderson, dated March 24, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed February 27, 2009)

10.35	Addendum No. 1 to Employment Letter Agreement with Thomas F. Anderson, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed February 27, 2009)

10.36	Addendum No. 2 to Employment Letter Agreement with Thomas F. Anderson, dated March 23, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed February 13, 2015)

10.37	Addendum No. 3 to Employment Letter Agreement with Thomas F. Anderson, dated December 16, 2009 (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed February 13, 2015)

10.38	Addendum No. 4 to Employment Letter Agreement with Thomas F. Anderson, dated November 8, 2012 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed February 13, 2015)

10.39	Termination and Release Agreement with Thomas Anderson, executed April 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 3, 2017)

10.40
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014)

10.41
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017)

10.42	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 17, 2012)

10.43	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012)

10.44	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.45
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.46	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.47	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.48
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.49	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.50
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.51
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.52
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.53
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.54
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.55
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