Form 10-Q
period 2018-03-31
WYNDHAM WORLDWIDE CORP
filed 2018-05-02
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
99,782,991 shares of common stock outstanding as of March 31, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Worldwide Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Worldwide Corporation and subsidiaries (the "Company") as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, cash flows and equity, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended prior to retrospective adjustment for a change in the Company's method of accounting for revenue from contracts with customers under Financial Accounting Standards Board Accounting Standards Codification 606, Revenues from Contracts with Customers (not presented herein); and in our report dated February 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2017, consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2017.
Basis for Review Results
The interim financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
May 2, 2018

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenues
Service and membership fees	$487	$476
Vacation ownership interest sales	358	350
Franchise fees	151	140
Consumer financing	118	111
Other	76	77
Net revenues	1,190	1,154
Expenses
Operating	513	506
Cost of vacation ownership interests	31	36
Consumer financing interest	19	18
Marketing and reservation	188	174
General and administrative	173	172
Separation-related	51	—
Impairment	—	5
Restructuring	—	7
Depreciation and amortization	56	51
Total expenses	1,031	969
Operating income	159	185
Other income, net	(6)	(1)
Interest expense	45	34
Interest income	(1)	(1)
Income before income taxes	121	153
Provision for income taxes	40	26
Income from continuing operations	81	127
Loss from discontinued operations, net of income taxes	(47)	(37)
Net income	$34	$90

Basic earnings per share
Continuing operations	$0.81	$1.21
Discontinued operations	(0.47)	(0.35)
	$0.34	$0.86
Diluted earnings per share
Continuing operations	$0.80	$1.20
Discontinued operations	(0.46)	(0.35)
	$0.34	$0.85

Cash dividends declared per share	$0.66	$0.58

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$34	$90
Other comprehensive income, net of tax
Foreign currency translation adjustments	14	29
Unrealized losses on cash flow hedges	(1)	—
Defined benefit pension plans	1	—
Other comprehensive income, net of tax	14	29
Comprehensive income	$48	$119

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$291	$100
Trade receivables, net	450	389
Vacation ownership contract receivables, net	268	252
Inventory	337	340
Prepaid expenses	186	145
Other current assets	424	321
Assets held for sale	1,726	1,448
Total current assets	3,682	2,995
Long-term vacation ownership contract receivables, net	2,608	2,649
Non-current inventory	888	909
Property and equipment, net	1,112	1,081
Goodwill	1,330	1,336
Trademarks, net	741	736
Franchise agreements and other intangibles, net	344	348
Other non-current assets	394	396
Total assets	$11,099	$10,450
Liabilities and Equity
Current liabilities:
Securitized vacation ownership debt	$198	$217
Current portion of long-term debt	91	104
Accounts payable	245	256
Deferred income	566	524
Accrued expenses and other current liabilities	753	748
Liabilities held for sale	1,246	780
Total current liabilities	3,099	2,629
Long-term securitized vacation ownership debt	1,779	1,881
Long-term debt	4,193	3,805
Deferred income taxes	802	774
Deferred income	283	283
Other non-current liabilities	293	304
Total liabilities	10,449	9,676
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 219,249,183 issued as of 2018 and 218,796,817 issued as of 2017	2	2
Treasury stock, at cost – 119,536,306 shares as of 2018 and 118,887,441 shares as of 2017	(5,795)	(5,719)
Additional paid-in capital	3,986	3,996
Retained earnings	2,449	2,501
Accumulated other comprehensive income/(loss)	3	(11)
Total stockholders’ equity	645	769
Noncontrolling interest	5	5
Total equity	650	774
Total liabilities and equity	$11,099	$10,450

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net income	$34	$90
Loss from discontinued operations, net of tax	47	37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	51
Provision for loan losses	92	85
Deferred income taxes	24	79
Stock-based compensation	21	15
Impairment	—	5
Non-cash interest	5	6
Net change in assets and liabilities, excluding the impact of acquisitions:
Trade receivables	(63)	(49)
Vacation ownership contract receivables	(71)	(55)
Inventory	(39)	(32)
Prepaid expenses	(41)	(32)
Other current assets	(76)	(97)
Accounts payable, accrued expenses and other current liabilities	1	(8)
Deferred income	38	32
Payments of development advance notes	(8)	(3)
Proceeds from development advance notes	8	2
Other, net	(27)	(3)
Cash provided by operating activities - continuing operations	1	123
Cash provided by operating activities - discontinued operations	132	115
Net cash provided by operating activities	133	238
Investing Activities
Property and equipment additions	(28)	(28)
Net assets acquired, net of cash acquired	(5)	—
Equity investments and loans	—	(2)
Other, net	11	—
Cash used in investing activities - continuing operations	(22)	(30)
Cash (used in)/provided by investing activities - discontinued operations	(8)	9
Net cash used in investing activities	(30)	(21)
Financing Activities
Proceeds from securitized borrowings	261	593
Principal payments on securitized borrowings	(384)	(596)
Proceeds from long-term debt	1,436	544
Principal payments on long-term debt	(576)	(575)
Repayments of commercial paper, net	(11)	(206)
Proceeds from notes issued and term loan	—	694
Repayment/repurchase of notes	(464)	(300)
Repayments of vacation ownership inventory arrangements	(7)	(22)
Dividends to shareholders	(70)	(64)
Repurchase of common stock	(76)	(147)
Debt issuance costs	—	(6)
Net share settlement of incentive equity awards	(32)	(30)
Other, net	(2)	1
Cash provided by/(used in) financing activities - continuing operations	75	(114)
Cash used in financing activities - discontinued operations	(6)	(9)
Net cash provided by/(used in) financing activities	69	(123)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	3
Net increase in cash, cash equivalents and restricted cash	173	97
Cash, cash equivalents and restricted cash, beginning of period	416	333
Cash, cash equivalents and restricted cash, end of period	589	430
Less cash, cash equivalents and restricted cash of discontinued operations, end of period	102	157
Cash, cash equivalents and restricted cash of continuing operations, end of period	$487	$273

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Net income	—	—	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	—	14	—	14
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of incentive equity awards	—	—	—	(32)	—	—	—	(32)
Change in deferred compensation	—	—	—	21	—	—	—	21
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(1)	—	(76)	—	—	—	—	(76)
Dividends	—	—	—	—	(67)	—	—	(67)
Cumulative-effect of change in accounting standard	—	—	—	—	(19)	—	—	(19)
Balance as of March 31, 2018	100	$2	$(5,795)	$3,986	$2,449	$3	$5	$650

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,886	$(106)	$4	$634
Net income	—	—	—	—	90	—	—	90
Other comprehensive income	—	—	—	—	—	29	—	29
Net share settlement of incentive equity awards	—	—	—	(30)	—	—	—	(30)
Change in deferred compensation	—	—	—	15	—	—	—	15
Change in deferred compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(2)	—	(150)	—	—	—	—	(150)
Dividends	—	—	—	—	(58)	—	—	(58)
Balance as of March 31, 2017	104	$2	$(5,268)	$3,952	$1,918	$(77)	$4	$531

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2017 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 16, 2018.

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

In 2017, the Company announced its intent to spin-off the hotel group business, which will result in its operations being held by two separate, publicly traded companies. The two public companies intend to enter into long-term exclusive license agreements to retain their affiliation with the Company’s Wyndham Rewards loyalty program, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. The transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. The transaction will be effected through a pro rata distribution of the new hotel company’s stock to Wyndham’s shareholders and is expected to be completed in the second quarter of 2018. The new hotel company will be named Wyndham Hotels & Resorts, Inc.

In January 2018, the Company entered into an agreement with La Quinta Holdings Inc. to acquire its hotel franchising and management businesses for $1.95 billion in cash. The acquisition is expected to close in the second quarter of 2018. Upon completion of an internal reorganization and the spin-off, La Quinta will be a wholly-owned subsidiary of Wyndham Hotels & Resorts, Inc. At the time that the Company entered into the agreement to purchase the La Quinta hotel franchising and management businesses, it obtained financing commitments of $2.0 billion in the form of a 364-day senior unsecured bridge term loan facility (the ‘‘bridge term loan facility’’) to fund the La Quinta acquisition. The Company paid $8.5 million to obtain such financing commitments.

In addition, during the third quarter of 2017, the Company decided to explore strategic alternatives for its European vacation rentals business, which was previously part of the Destination Network segment, and in the fourth quarter of 2017, the Company commenced activities to facilitate the sale of this business. As a result, for all periods presented, the Company has classified the results of operations for the European vacation rentals business as discontinued operations in the Condensed Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the Condensed Consolidated Balance Sheets. All results and information presented exclude the European vacation rentals business unless otherwise noted (see Note 5 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements). During the first quarter of 2018, the Company accepted a binding offer to sell its European vacation rentals business, subject to certain conditions.

2.	New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
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
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance will expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the statement of financial position. The Company adopted the guidance on January 1, 2018 utilizing the full retrospective transition method.

This adoption primarily affected the accounting for initial fees, upfront costs and marketing and reservation expenses. Specifically, under the new guidance, initial fees are recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs are deferred and expensed over the life of the noncancelable period of the franchise agreement. Loyalty revenues are deferred and primarily recognized over the loyalty points’ redemption pattern. Additionally, the Company no longer accrues a liability for future marketing and reservation costs when marketing and reservation revenues earned exceed costs incurred. Marketing and reservation costs incurred in excess of revenues earned will continue to be expensed as incurred.

The tables below summarize the impact of the adoption of the new revenue standard on the Company’s Condensed Consolidated Income Statements:

	Three Months Ended March 31, 2017
Net revenues	Previously Reported Balance	Discontinued Operations *	New Revenue Standard Adjustment	Adjusted Balance
Service and membership fees	$636	$(151)	$(9)	$476
Vacation ownership interest sales	351	—	(1)	350
Franchise fees	141	—	(1)	140
Other	80	—	(3)	77
Net revenues	1,319	(151)	(14)	1,154

Expenses
Operating	601	(72)	(23)	506
Marketing and reservation	195	(31)	10	174
General and administrative	193	(23)	2	172
Total expenses	1,118	(138)	(11)	969

Income/(loss) before income taxes	172	(16)	(3)	153
Income/(loss) from discontinued operations, net of income taxes	—	12	(49)	(37)
Net income/(loss)	141	(12)	(39)	90

Basic earnings per share
Continuing operations	$1.34	$(0.11)	$(0.02)	$1.21
Discontinued operations	—	0.11	(0.46)	(0.35)
	$1.34	$—	$(0.48)	$0.86
Diluted earnings per share
Continuing operations	$1.33	$(0.11)	$(0.02)	$1.20
Discontinued operations	—	0.11	(0.46)	(0.35)
	$1.33	$—	$(0.48)	$0.85

* Excluding the impact of the new revenue standard.

	Year Ended December 31, 2017
Net revenues	Previously Reported Balance	New Revenue Standard Adjustment		Adjusted Balance
Service and membership fees	$1,895	$(27)		$1,868
Vacation ownership interest sales	1,689	(5)		1,684
Franchise fees	695	(11)		684
Other	334	(28)		306
Net revenues	5,076	(72)		5,004

Expenses
Operating	2,194	(101)		2,093
Marketing and reservation	773	30		803
General and administrative	648	10		658
Total expenses	4,364	(61)		4,303

Income before income taxes	590	(11)		579
(Benefit)/provision for income taxes	(229)	5	*	(224)
Income/(loss) from continuing operations	819	(16)		803
Income/(loss) from discontinued operations, net of income taxes	53	(1)		52
Net income/(loss)	872	(17)		855
Net income/(loss) attributable to Wyndham shareholders	871	(17)		854

Basic earnings per share
Continuing operations	$7.94	$(0.14)		$7.80
Discontinued operations	0.52	(0.02)		0.50
	$8.46	$(0.16)		$8.30
Diluted earnings per share
Continuing operations	$7.89	$(0.15)		$7.74
Discontinued operations	0.51	(0.01)		0.50
	$8.40	$(0.16)		$8.24

*
Includes an $8 million deferred tax provision resulting from a reduction in deferred tax assets recorded in connection with the retrospective adoption of the new revenue standard and the impact of the lower U.S. corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act.

The table below summarizes the impact of the adoption of the new revenue standard on the Company’s Condensed Consolidated Balance Sheet:

	At December 31, 2017
Assets	Previously Reported Balance	New Revenue Standard Adjustment	Adjusted Balance
Trade receivables, net	$385	$4	$389
Prepaid expenses	144	1	145
Other current assets	314	7	321
Assets held for sale	1,429	19	1,448
Total current assets	2,964	31	2,995
Other non-current assets	380	16	396
Total assets	10,403	47	10,450

Liabilities and Equity
Deferred income	493	31	524
Accrued expenses and other current liabilities	753	(5)	748
Liabilities held for sale	716	64	780
Total current liabilities	2,539	90	2,629
Deferred income taxes	790	(16)	774
Deferred income	164	119	283
Other non-current liabilities	341	(37)	304
Total liabilities	9,520	156	9,676
Retained earnings	2,609	(108)	2,501
Accumulated other comprehensive loss	(10)	(1)	(11)
Total liabilities and equity	10,403	47	10,450
In addition, the cumulative impact to the Company’s retained earnings at January 1, 2016, was a decrease of $90 million.
Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, which resulted in a cumulative-effect benefit to retained earnings of $19 million.
Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Consolidated Financial Statements and related disclosures.
Compensation - Stock Compensation. In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Consolidated Financial Statements and related disclosures.
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required. The impact of this new guidance resulted in payments of, and proceeds from, development advance notes being recorded within operating activities on its Condensed Consolidated Statements of Cash Flows.

Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, using a retrospective transition method. The impact of this guidance resulted in escrow deposits and restricted cash being included with cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows.
The table below summarizes the effects of the new statement of cash flows and restricted cash guidance on the Company’s Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2017
Increase/(decrease):	Previously Reported Balance	Discontinued Operations	New Restricted Cash Standard Adjustment	Adjusted Balance
Operating Activities	$238	$(115)	$—	$123
Investing Activities	(79)	9	40	(30)

	At March 31, 2017
	Previously Reported Balance	Discontinued Operations	New Restricted Cash Standard Adjustment	Adjusted Balance
Cash, cash equivalents and restricted cash, beginning of period	$185	$—	$148	$333
Cash, cash equivalents and restricted cash, end of period	222	20	188	430

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that comprise the total of the cash, cash equivalents and restricted cash shown within the Condensed Consolidated Statements of Cash Flows:

March 31, 2018
Cash and cash equivalents	$291
Restricted cash included in other current assets	161
Restricted cash included in other non-current assets	35
Cash, cash equivalents and restricted cash included in assets held for sale	102
Total cash, cash equivalents and restricted cash	$589

December 31, 2017
Cash and cash equivalents	$100
Restricted cash included in other current assets	142
Restricted cash included in other non-current assets	31
Cash, cash equivalents and restricted cash included in assets held for sale	143
Total cash, cash equivalents and restricted cash	$416

3.	Revenue Recognition
Hotel Group

The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. The Company recognizes royalty fee revenues as and when the underlying sales occur. The Company also receives non-refundable initial franchise fees, which are recognized as revenues over the initial non-cancellable period of the franchise agreement, and commences when all material services or conditions have been substantially performed. This occurs when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized reservation system, e-commerce channels such as the Company’s brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. Marketing and reservation fees are recognized as revenue when the underlying sales occur. Although the Company is generally contractually obligated to spend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements, marketing and reservations costs are expensed as incurred.

The Company provides management services for hotels under management contracts, which offer hotel owners all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. The base fees are recognized when the underlying sales occur and the management services are performed. Incentive fees are recognized when determinable, which is when the Company has met hotel operating performance metrics and the Company has determined that a significant reversal of revenues recognized will not occur.

The Company earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges a franchised or managed hotel based upon a percentage of room revenues generated from a Wyndham Rewards member’s stay. These fees are to reimburse the Company for expenses associated with member redemptions and activities that are related to the overall administering and marketing of the program. Revenues related to the loyalty program represent variable consideration and are recognized net of redemptions over time based upon loyalty point redemption patterns, which include an estimate of loyalty points that will expire or will never be redeemed.

The Company earns revenue from its Wyndham Rewards co-branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability. The program primarily contains two performance obligations: (i) brand performance services, for which revenue is recognized over the contract term on a straight-line basis, and (ii) issuance and redemption of loyalty points, for which revenue is recognized over time based upon the redemption patterns of the loyalty points earned under the program including an estimate of loyalty points that will expire or never be redeemed.

The Company recognizes reimbursable payroll costs for operational employees at certain of the Company’s managed hotels as revenue. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses.

The Company also earns revenues from its hotel ownership portfolio, which is limited to two hotels. Revenues earned from the Company’s owned hotels consist primarily of (i) gross room night rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues are recognized upon the completion of services.

Destination Network

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange brands and, for some members, for other leisure-related services and products. Additionally, as a marketer of vacation rental properties, generally the Company enters into contracts for exclusive periods of time with property owners to market the rental of such properties to rental customers.

The Company’s vacation exchange brands derive a majority of its revenues from membership dues and fees for facilitating members trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to other travel-related products and services. Consideration paid by affiliated clubs for memberships are recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. Fees for facilitating exchanges are recognized as revenue, net of expected cancellations, when these transactions have been confirmed to the member.

The Company’s vacation exchange brands also derive revenues from: (i) additional services, programs with affiliated resorts, club servicing and loyalty programs and (ii) additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange related product fees are deferred and recognized as revenue upon the occurrence of a future exchange or other related transaction or events.

The Company earns revenue from its RCI Elite Rewards co–branded credit card program which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability. The program primarily contains two performance obligations: (i) brand performance services, for which revenue is recognized over the contract term on a straight-line basis, and (ii) issuance and redemption of loyalty points, for which revenue is recognized over time based upon the redemption pattern of the loyalty points earned under the program including an estimate of loyalty points that will expire or never be redeemed.

The Company’s vacation rental brands derive revenue from fees associated with the rental of vacation rental properties on behalf of independent owners. The Company remits the rental fee received from the renter to the independent owner, net of the Company’s agreed-upon fee. The related revenue from such fees, net of expected refunds, is recognized over the renter’s stay. The Company’s vacation rental brands also derive revenues from additional services delivered to independent owners, vacation rental guests, and property owners’ associations that are generally recognized when the service is delivered.

Vacation Ownership

The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remainder of the transaction price has occurred, the statutory rescission period has expired and the transaction price has been deemed to be collectible.

For developer-financed sales, the Company reduces the VOI sales transaction price by an estimate of uncollectible consideration at the time of the sale. The Company’s estimates of uncollectible amounts are based largely on the results of the Company’s static pool analysis which relies on historical payment data by customer class.

In connection with entering into a VOI sale, the Company may provide its customers with certain non-cash incentives, such as credits for future stays at its resorts. For those VOI sales, the Company bifurcates the sale and allocates a portion of the sales price to the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of 18 months or less and are recognized at a point in time upon transfer of control.

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing the management services (“reimbursable revenue”). The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Contract Liabilities

Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of March 31, 2018 and December 31, 2017 are as follows:

Contract Liabilities	March 31, 2018	December 31, 2017
Deferred subscription revenue	$242	$229
Deferred VOI trial package revenue	115	108
Deferred VOI incentive revenue	98	102
Deferred initial franchise fee revenue	98	98
Deferred exchange-related revenue	64	63
Deferred rental revenue	60	38
Deferred loyalty program revenue	53	54
Deferred co-branded credit card programs revenue	40	50
Deferred other revenue	19	11
Total	$789	$753

In the Company’s hotel business, deferred initial franchise fees represent payments received in advance from prospective franchisees upon the signing of a franchise agreement and are generally recognized to revenue within 12 years. Deferred co-branded credit card program revenue represents payments received in advance from the Company’s co-branded credit card partners primarily for card member activity, which is typically recognized within one year. Deferred loyalty revenues represent the portion of loyalty program fees charged to franchisees net of redemption costs that have been deferred and will be recognized over time based upon the loyalty point redemption patterns.

In the Company’s vacation exchange business, deferred subscription revenue represents billings and payments received in advance or deposits from members and affiliated clubs for memberships in the Company’s vacation exchange programs which are generally recognized as revenues within one year. Deferred exchange-related revenues primarily represents payments received in advance from members for the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and for other leisure-related services and products which are generally recognized as revenue within one year. In the Company's vacation rentals business, deferred rental revenue represents billings and payments received in advance of a customer’s rental stay which are generally recognized as revenue within one year.

Within the Company’s vacation ownership business, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within one year of purchase. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within one year of the VOI sale.

Capitalized Contract Costs

The Company’s hotel business incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized upon hotel opening over the first non-cancellable period of the agreement. In the event that an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. As of March 31, 2018 and December 31, 2017, these capitalized costs were $25 million and $26 million, respectively.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2018 and December 31, 2017, these capitalized costs were $13 million and $9 million, respectively.

The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of March 31, 2018 and December 31, 2017, these capitalized costs were $46 million and $44 million, respectively.

Practical Expedients

The Company has not adjusted the consideration for the effects of a significant financing component if it expected, at contract inception, that the period between when the Company satisfied the performance obligation and when the customer paid for that good or service was one year or less.

For contracts with customers that were modified before the beginning of the earliest reporting period presented, the Company did not retrospectively restate the revenue associated with the contract for those modifications. Instead, it reflected the aggregate effect of all prior modifications in determining (i) the performance obligations and transaction prices and (ii) the allocation of such transaction prices to the performance obligations.

Performance Obligations

A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the twelve month periods set forth below:

	4/1/2018- 3/31/2019	4/1/2019- 3/31/2020	4/1/2020- 3/31/2021	Thereafter	Total
Subscription revenue	$135	$55	$29	$23	$242
VOI trial package revenue	115	—	—	—	115
VOI incentive revenue	98	—	—	—	98
Initial franchise fee revenue	11	10	8	69	98
Exchange-related revenue	58	4	1	1	64
Rental revenue	60	—	—	—	60
Loyalty program revenue	34	13	5	1	53
Co-branded credit card programs revenue	27	7	4	2	40
Other revenue	13	1	1	4	19
Total	$551	$90	$48	$100	$789

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended
	March 31,
	2018	2017
Hotel Group
Royalties and franchise fees	$84	$78
Marketing, reservation and Wyndham Rewards revenues	83	77
Hotel management reimbursable revenues	66	66
Owned hotel revenues	23	23
Intersegment trademark fees	13	13
Ancillary revenues	33	32
Total Hotel Group	302	289

Destination Network
Exchange revenues	188	187
North America rental revenues	38	38
Ancillary revenues	20	18
Total Destination Network	246	243

Vacation Ownership
Vacation ownership interest sales	358	350
Property management fees and reimbursable revenues	164	163
Consumer financing	118	111
WAAM fee-for-service commissions	10	2
Ancillary revenues	11	13
Total Vacation Ownership	661	639

Corporate and Other
Eliminations	(19)	(17)

Net Revenues	$1,190	$1,154

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Income from continuing operations	$81	$127
Loss from discontinued operations, net of income taxes	(47)	(37)
Net income	$34	$90

Basic earnings per share
Continuing operations	$0.81	$1.21
Discontinued operations	(0.47)	(0.35)
	$0.34	$0.86
Diluted earnings per share
Continuing operations	$0.80	$1.20
Discontinued operations	(0.46)	(0.35)
	$0.34	$0.85

Basic weighted average shares outstanding	100.1	105.2
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.7	0.8
Diluted weighted average shares outstanding	100.8	106.0

Dividends:
Aggregate dividends paid to shareholders	$70	$64

(a)
Excludes 0.5 million restricted stock units (“RSUs”) for the three months ended March 31, 2017 that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeiture.

(b)
Excludes 0.5 million and 0.4 million performance-vested restricted stock units (“PSUs”) for the three months ended March 31, 2018 and 2017, respectively, as the Company has not met the required performance metrics.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares Repurchased	Cost	Average Price Per Share
As of December 31, 2017	94.4	$4,938	$52.32
During the three months ended March 31, 2018	0.6	76	115.91
As of March 31, 2018	95.0	$5,014	52.75

The Company had $1.1 billion of remaining availability under its program as of March 31, 2018.

5.	Discontinued Operations
During the third quarter of 2017, the Company decided to explore strategic alternatives for its European vacation rentals business, which was previously part of the Destination Network segment, and in the fourth quarter of 2017, the Company commenced activities to facilitate the sale of this business. For all periods presented, the Company has classified the results of operations for its European vacation rentals business as discontinued operations in the Condensed Consolidated Statements of Income and classified the related assets and liabilities associated with this business as held for sale in the

Condensed Consolidated Balance Sheets. All results and information presented exclude the European vacation rentals business unless otherwise noted. Discontinued operations includes direct expenses incurred by the European vacation rentals business and excludes the allocation of corporate overhead and interest. In the first quarter of 2018, the Company accepted a binding offer to sell its European vacation rentals business, subject to certain conditions. The Company will continue to have three reporting segments: Hotel Group, Destination Network and Vacation Ownership (see Note 16 - Segment Information, for more information on the Company’s operating segments).

The following table presents the aggregate carrying amounts of the classes of assets and liabilities held for sale as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$84	$133
Trade receivables, net	505	299
Other current assets	146	78
Property and equipment, net	374	350
Goodwill	444	430
Trademarks, net	59	58
Franchise agreements and other intangibles, net	59	60
Other non-current assets	55	40
Total assets held for sale	$1,726	$1,448
Liabilities
Current portion of long-term debt	$12	$11
Accounts payable	584	334
Deferred income	363	184
Accrued expenses and other current liabilities	146	126
Long-term debt	76	57
Other non-current liabilities	65	68
Total liabilities held for sale	$1,246	$780

Under the new revenue recognition standard, the European vacation rentals business recognizes revenue over the renter’s stay, which is the period over which the service is rendered. As a result of the adoption, revenues from rentals are generally higher in the second and third quarters and lower in the first and fourth quarters, due to the seasonality of vacation arrivals. The following table below presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended March 31,
	2018	2017
Net revenues	$107	$79
Expenses:
Operating	78	61
Marketing and reservation	40	33
General and administrative	36	21
Depreciation and amortization	15	12
Total expenses	169	127
Other income, net	(1)	(2)
Benefit from income taxes	(14)	(9)
Loss from discontinued operations, net of income taxes	$(47)	$(37)

The following table presents information regarding certain components of cash flows from discontinued operations:

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$132	$115
Cash (used in)/provided by investing activities	(8)	9
Cash used in financing activities	(6)	(9)

Property and equipment additions	(6)	(7)
Net assets acquired, net of cash acquired	—	(2)

6.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Current and long-term vacation ownership contract receivables, net consisted of:

	March 31, 2018	December 31, 2017
Current vacation ownership contract receivables:
Securitized	$224	$227
Non-securitized	109	88
Current vacation ownership contract receivables, gross	333	315
Less: Allowance for loan losses	65	63
Current vacation ownership contract receivables, net	$268	$252
Long-term vacation ownership contract receivables:
Securitized	$2,289	$2,326
Non-securitized	939	951
Long-term vacation ownership contract receivables, gross	3,228	3,277
Less: Allowance for loan losses	620	628
Long-term vacation ownership contract receivables, net	$2,608	$2,649

The Company’s securitized vacation ownership contract receivables generated interest income of $87 million and $82 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Such interest income is included within consumer financing revenue on the Condensed Consolidated Statements of Income.

Principal payments that are contractually due on the Company’s vacation ownership contract receivables during the next twelve months are classified as current on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018 and 2017, the Company originated vacation ownership contract receivables of $297 million and $280 million, respectively, and received principal collections of $226 million and $225 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.0% and 13.9% as of March 31, 2018 and December 31, 2017, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	92
Contract receivables write-offs, net	(98)
Allowance for loan losses as of March 31, 2018	$685

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	85
Contract receivables write-offs, net	(87)
Allowance for loan losses as of March 31, 2017	$619
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $92 million and $85 million as a reduction of net revenues during the three months ended March 31, 2018 and 2017, respectively.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,821	$1,009	$176	$138	$262	$3,406
31 - 60 days	17	27	15	5	3	67
61 - 90 days	13	18	11	3	1	46
91 - 120 days	9	16	15	2	—	42
Total	$1,860	$1,070	$217	$148	$266	$3,561

	As of December 31, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,849	$1,021	$166	$133	$262	$3,431
31 - 60 days	19	32	17	5	2	75
61 - 90 days	9	18	13	3	1	44
91 - 120 days	9	16	15	2	—	42
Total	$1,886	$1,087	$211	$143	$265	$3,592
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

7.	Inventory
Inventory consisted of:

	March 31, 2018	December 31, 2017
Land held for VOI development	$4	$4
VOI construction in process	31	25
Inventory sold subject to conditional repurchase	43	43
Completed VOI inventory	812	841
Estimated VOI recoveries	277	279
Destination Network vacation credits and other	58	57
Total inventory	1,225	1,249
Less: Current portion (*)	337	340
Non-current inventory	$888	$909

(*)	Represents inventory that the Company expects to sell within the next 12 months.

During the three months ended March 31, 2018 and 2017, the Company transferred $48 million and $17 million, respectively, of VOI inventory to property and equipment. In addition to the inventory obligations listed below, the Company had $7 million and $6 million of inventory accruals included within accounts payable on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

Inventory Sale Transactions
During 2013, the Company sold real property located in Las Vegas, Nevada and Avon, Colorado to a third-party developer, consisting of vacation ownership inventory and property and equipment. During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands to a third-party developer, consisting of $80 million of vacation ownership inventory, in exchange for $80 million in cash consideration.
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

The following table summarizes the activity related to the Company’s inventory obligations:

	Avon	Las Vegas	Saint Thomas (*)	Austin	Total
December 31, 2016	$32	$68	$98	$—	$198
Purchases	—	1	1	—	2
Payments	(11)	(15)	(40)	—	(66)
March 31, 2017	$21	$54	$59	$—	$134

December 31, 2017	$22	$60	$—	$62	$144
Purchases	—	—	—	—	—
Payments	(11)	(16)	—	—	(27)
March 31, 2018	$11	$44	$—	$62	$117

Reported in December 2017:
Accrued expenses and other current liabilities	$11	$22	$—	$31	$64
Other non-current liabilities	11	38	—	31	80
Total inventory obligations	$22	$60	$—	$62	$144

Reported in March 2018:
Accrued expenses and other current liabilities	$11	$10	$—	$31	$52
Other non-current liabilities	—	34	—	31	65
Total inventory obligations	$11	$44	$—	$62	$117

(*)    As a result of consolidating the Saint Thomas special purpose entity (“SPE”) in the fourth quarter of 2017, the inventory obligation is presented within long-term debt on the Condensed Consolidated Balance Sheet.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $133 million as of March 31, 2018.

8.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2018	December 31, 2017
Securitized vacation ownership debt: (a)
Term notes (b)	$1,028	$1,219
$650 million bank conduit facility (due August 2018) (c)	418	333
$750 million bank conduit facility (due January 2019) (d)	531	546
Total securitized vacation ownership debt	1,977	2,098
Less: Current portion of securitized vacation ownership debt	198	217
Long-term securitized vacation ownership debt	$1,779	$1,881
Long-term debt: (e)
$400 million revolving credit facility (due November 2018)(f)	$400	$—
$1.5 billion revolving credit facility (due July 2020)(g)	902	395
Commercial paper	136	147
Term loan (due March 2021)	324	324
$450 million 2.50% senior unsecured notes (due March 2018)	—	450
$40 million 7.375% senior unsecured notes (due March 2020)	40	40
$250 million 5.625% senior unsecured notes (due March 2021)	248	248
$650 million 4.25% senior unsecured notes (due March 2022) (h)	649	648
$400 million 3.90% senior unsecured notes (due March 2023) (i)	405	406
$300 million 4.15% senior unsecured notes (due April 2024)	297	297
$350 million 5.10% senior unsecured notes (due October 2025) (j)	340	340
$400 million 4.50% senior unsecured notes (due April 2027) (k)	385	396
Capital leases	74	73
Other	84	145
Total long-term debt	4,284	3,909
Less: Current portion of long-term debt	91	104
Long-term debt	$4,193	$3,805

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote SPEs, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2,650 million and $2,680 million of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of March 31, 2018 and December 31, 2017, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $13 million and $15 million as of March 31, 2018 and December 31, 2017, respectively.

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

(e)
The carrying amounts of the senior unsecured notes and term loan are net of unamortized discounts of $13 million and $14 million as of March 31, 2018 and December 31, 2017, respectively. The carrying amounts of the senior unsecured notes and term loan are net of debt issuance costs of $4 million and $5 million as of March 31, 2018 and December 31, 2017, respectively.

(f)	As of March 31, 2018, the weighted average interest rate on borrowings from this facility was 3.10%

(g)	As of March 31, 2018, the weighted average interest rate on borrowings from this facility was 3.01%

(h)	Includes $2 million of unamortized gains from the settlement of a derivative as of both March 31, 2018 and December 31, 2017.

(i)	Includes $7 million and $8 million of unamortized gains from the settlement of a derivative as of March 31, 2018 and December 31, 2017, respectively.

(j)	Includes $8 million of unamortized losses from the settlement of a derivative as of both March 31, 2018 and December 31, 2017.

(k)	Includes a $10 million decrease and $1 million increase in the carrying value resulting from a fair value hedge derivative as of March 31, 2018 and December 31, 2017, respectively.

Commercial Paper
The Company maintains a U.S. commercial paper program with a total capacity of $750 million. As of March 31, 2018, the Company had outstanding borrowings of $136 million at a weighted average interest rate of 2.65% under this program. During the first quarter of 2018, the Company terminated its European commercial paper program. As of December 31, 2017, the Company had outstanding borrowings of $147 million at a weighted average interest rate of 2.34%, under its U.S. commercial paper program. The Company considers outstanding borrowings under its commercial paper program to be a reduction of available capacity on its revolving credit facility.

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rate on these notes was effectively modified to a variable LIBOR-based index. As of March 31, 2018, the variable interest rate on the notional portion of the 4.50% senior unsecured notes was 3.85%. The aggregate fair value of the swap agreements resulted in $12 million of liabilities as of March 31, 2018, which were included within other non-current liabilities on the Condensed Consolidated Balance Sheet.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to interest expense on the Condensed Consolidated Statements of Income. The Company has $9 million of deferred gains as of both March 31, 2018 and December 31, 2017, which are included within long-term debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2018 matures as follows:

	Securitized Vacation Ownership Debt	Long-Term Debt	Total
Within 1 year	$198	$91	$289
Between 1 and 2 years	965	46	1,011
Between 2 and 3 years	126	2,015	2,141
Between 3 and 4 years	127	654	781
Between 4 and 5 years	140	411	551
Thereafter	421	1,067	1,488
	$1,977	$4,284	$6,261

Required principal payments on the securitized vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2018, available capacity under the Company’s borrowing arrangements was as follows:

	Securitized Bank Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,400	$1,900
Less: Outstanding borrowings	949	1,302
Commercial paper borrowings	—	136	(c)
Available capacity	$451	$462

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A and Sierra Receivable Funding Conduit III 2017-A facilities. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional securitized borrowings.

(b)	Consists of the Company’s $1.5 billion and $400 million revolving credit facilities.

(c)	The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity of its revolving credit facilities.

Interest Expense
During the three months ended March 31, 2018, the Company incurred non-securitized interest expense of $45 million, consisting primarily of interest on long-term debt, partially offset by less than $1 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $50 million during the three months ended March 31, 2018.

During the three months ended March 31, 2017, the Company incurred non-securitized interest expense of $34 million, consisting primarily of interest on long-term debt, partially offset by $1 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to interest on the Company’s non-securitized debt was $52 million during the three months ended March 31, 2017.

Interest expense incurred in connection with the Company’s securitized vacation ownership debt during the three months ended March 31, 2018 and 2017 was $19 million and $18 million, respectively, and is recorded within consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $11 million and $12 million for the three months ended March 31, 2018 and 2017, respectively.

9.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2018	December 31, 2017
Securitized contract receivables, gross (a)	$2,513	$2,553
Securitized restricted cash (b)	116	106
Interest receivables on securitized contract receivables (c)	21	22
Other assets (d)	4	4
Total SPE assets	2,654	2,685
Securitized term notes (e) (f)	1,028	1,219
Securitized conduit facilities (e)	949	879
Other liabilities (g)	2	2
Total SPE liabilities	1,979	2,100
SPE assets in excess of SPE liabilities	$675	$585

(a)
Included in current ($224 million and $227 million as of March 31, 2018 and December 31, 2017, respectively) and non-current ($2,289 million and $2,326 million as of March 31, 2018 and December 31, 2017, respectively) vacation ownership contract receivables on the Condensed Consolidated Balance Sheets.

(b)
Included in other current assets ($81 million and $75 million as of March 31, 2018 and December 31, 2017, respectively) and other non-current assets ($35 million and $31 million as of March 31, 2018 and December 31, 2017, respectively) on the Condensed Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which are included in other non-current assets on the Condensed Consolidated Balance Sheets.

(e)
Included in current ($198 million and $217 million as of March 31, 2018 and December 31, 2017, respectively) and long-term ($1,779 million and $1,881 million as of March 31, 2018 and December 31, 2017, respectively) securitized vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $13 million and $15 million as of March 31, 2018 and December 31, 2017, respectively, related to securitized debt.

(g)	Primarily includes accrued interest on securitized debt, which is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1,048 million and $1,039 million as of March 31, 2018 and December 31, 2017, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	March 31, 2018	December 31, 2017
SPE assets in excess of SPE liabilities	$675	$585
Non-securitized contract receivables	1,048	1,039
Less: Allowance for loan losses	685	691
Total, net	$1,038	$933

In addition to restricted cash related to securitizations, the Company had $80 million and $67 million of restricted cash related to escrow deposits as of March 31, 2018 and December 31, 2017, respectively, which are recorded within other current assets on the Condensed Consolidated Balance Sheets.

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

During the fourth quarter of 2017, the Company became the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of property and equipment and $104 million of long-term debt on its Condensed Consolidated Balance Sheet. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value.

The assets and liabilities of the Clearwater, FL Property and Saint Thomas Property SPEs are as follows:

	March 31, 2018	December 31, 2017
Property and equipment, net	$62	$90
Total SPE assets	62	90
Long-term debt (*)	83	131
Total SPE liabilities	83	131
SPE deficit	$(21)	$(41)

(*)
As of March 31, 2018, included $83 million relating to mortgage notes, which were included in current portion of long-term debt on the Condensed Consolidated Balance Sheet. As of December 31, 2017, included $131 million relating to mortgage notes, of which, $98 million was included in current portion of long-term debt on the Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2018 and 2017, the SPE conveyed $8 million and $22 million, respectively, of property and equipment to the Company.

10.	Fair Value
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

As of March 31, 2018, the Company had interest rate swap contracts resulting in $12 million of liabilities which are included within other non-current liabilities and foreign exchange contracts resulting in $4 million of assets which are included within other current assets and $1 million of liabilities which are included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,876	$3,463	$2,901	$3,489
Debt
Total debt	6,261	6,303	6,007	6,085

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

11.	Derivative Instruments and Hedging Activities
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

Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Condensed Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in $7 million of losses and $2 million of gains during the three months ended March 31, 2018 and 2017, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from accumulated other comprehensive income (“AOCI”) to earnings over the next 12 months is not material.

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

Gains or losses recognized in AOCI for the three months ended March 31, 2018 and 2017 were not material.

12.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rates were 33.1% and 17.0% during the three months ended March 31, 2018 and 2017, respectively. The increase was principally due to (i) the absence of a one-time tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017 and (ii) one-time non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018, partially offset by the tax benefit from the corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company made cash income tax payments, net of refunds, of $72 million and $75 million during the three months ended March 31, 2018 and 2017, respectively. In addition, the Company made cash income tax payments, net of refunds, of $3 million and $2 million during the three months ended March 31, 2018 and 2017, respectively, related to discontinued operations.

The Company has not made any additional measurement-period adjustments related to the impact from the U.S. Tax Cuts and Jobs Act recorded for 2017 during this quarter, because none of its estimates have changed from year-end. However, the Company is continuing to gather additional information to complete its accounting by December 31, 2018.

13.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business.

Wyndham Worldwide Corporation Litigation
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its hotel group business–breach of contract, fraud and bad faith claims between franchisors and franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings; for its destination network business–breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties, or in relation to guest reservations and bookings; for its vacation ownership business–breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $22 million and $28 million as of March 31, 2018 and December 31, 2017, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $1 million as of March 31, 2018, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheet. As of March 31, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $64 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

Other Guarantees/Indemnifications
Hotel Group
The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from 8 to 10 years. As of March 31, 2018, the maximum potential amount of future payments that may be made under these guarantees was $110 million with a combined annual cap of $27 million. These guarantees have a remaining life of approximately 5 to 7 years with a weighted average life of approximately 5 years.

In connection with such performance guarantees, as of March 31, 2018, the Company maintained a liability of $21 million, of which $16 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of March 31, 2018, the Company also had a corresponding $11 million asset related to these guarantees, of which $10 million was included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company maintained a liability of $23 million, of which $16 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company also had a corresponding $12 million asset related to the guarantees, of which $1 million was included in other non-current assets and $11 million was included in other current assets on its Condensed Consolidated Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $46 million as of March 31, 2018, of which $43 million was included in other non-current assets and $3 million was included in other current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had a receivable of $41 million which was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

Vacation Ownership
The Company has committed to repurchase completed properties located in Las Vegas, Nevada and St. Thomas from third-party developers subject to such properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold such properties to another party (see Note 7 - Inventory).

In connection with the Company’s vacation ownership inventory sale transactions, for which it has conditional rights and conditional obligations to repurchase the completed properties, the Company was required to maintain an investment-grade credit rating from at least one rating agency. If at any time the Company failed to maintain such rating, it would have been required to post collateral in favor of the development partner in an amount equal to the remaining obligation under the agreements. In January 2018, the Company amended the agreement to remove the requirement to post collateral for failure to maintain an investment-grade credit rating.

Cendant Litigation
Under the Cendant separation agreement, the Company agreed to be responsible for 37.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent litigation. Since Cendant’s separation, Cendant settled the majority of the lawsuits pending on the date of the separation. See Note 19 - Cendant Separation and Transactions with Former Parent and Subsidiaries regarding contingent litigation liabilities resulting from the separation.

14.	Accumulated Other Comprehensive (Loss)/Income
The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2017	$(96)	$(1)	$(6)	$(103)
Period change	14	(1)	—	13
Balance, March 31, 2018	$(82)	$(2)	$(6)	$(90)

Tax
Balance, December 31, 2017	$89	$1	$2	$92
Period change	—	—	1	1
Balance, March 31, 2018	$89	$1	$3	$93

Net of Tax
Balance, December 31, 2017	$(7)	$—	$(4)	$(11)
Period change	14	(1)	1	14
Balance, March 31, 2018	$7	$(1)	$(3)	$3

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2016	$(218)	$—	$(7)	$(225)
Period change	32	—	—	32
Balance, March 31, 2017	$(186)	$—	$(7)	$(193)

Tax
Balance, December 31, 2016	$116	$1	$2	$119
Period change	(3)	—	—	(3)
Balance, March 31, 2017	$113	$1	$2	$116

Net of Tax
Balance, December 31, 2016	$(102)	$1	$(5)	$(106)
Period change	29	—	—	29
Balance, March 31, 2017	$(73)	$1	$(5)	$(77)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

15.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, a maximum of 36.7 million shares of common stock may be awarded. As of March 31, 2018, 15.7 million shares remained available.

Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2018, the Company granted incentive equity awards totaling $22 million to key employees and senior officers in the form of RSUs. These awards will vest ratably over a period of 16 months.

The activity related to incentive equity awards granted by the Company for the three months ended March 31, 2018 consisted of the following:

	RSUs			PSUs			SSARs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price	Number of SSARs		Weighted Average Exercise Price
Balance as of December 31, 2017	1.6		$81.18	0.7		$81.77	0.2		$77.40
Granted (a)	0.2		115.61	—			—
Vested / exercised	(0.6)		79.22	(0.2)		91.81	—
Balance as of March 31, 2018	1.2	(b) (c)	87.46	0.5	(d)	78.34	0.2	(e) (f)	77.40

(a)	Primarily represents awards granted by the Company on March 1, 2018.

(b)	Aggregate unrecognized compensation expense related to RSUs was $96 million as of March 31, 2018, which is expected to be recognized over a weighted average period of 2.2 years.

(c)	Approximately 1.2 million RSUs outstanding as of March 31, 2018 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense was $23 million as of March 31, 2018, which is expected to be recognized over a weighted average period of 1.7 years.

(e)	Aggregate unrecognized compensation expense related to SSARs was $1 million as of March 31, 2018, which is expected to be recognized over a weighted average period of 1.6 years.

(f)
Approximately 0.1 million SSARs were exercisable as of March 31, 2018. The Company assumes that all unvested SSARs are expected to vest over time. SSARs outstanding as of March 31, 2018 had an intrinsic value of $7 million and a weighted average remaining contractual life of 3.3 years.

In August 2017, in conjunction with the proposed spin-off of the hotel group business, the Board of Directors approved certain modifications to the incentive equity awards granted by the Company which are contingent upon the completion of the proposed spin-off.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $21 million and $15 million during the three months ended March 31, 2018 and 2017, respectively, related to incentive equity awards granted to key employees and senior officers. The Company also recorded stock-based compensation expense for non-employee directors of $1 million and less than $1 million during the three months ended March 31, 2018 and 2017, respectively.

The Company paid $32 million and $30 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2018 and 2017, respectively. Such amounts are included within financing activities on the Condensed Consolidated Statements of Cash Flows.

16.	Segment Information
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

	Three Months Ended March 31,
	2018			2017
	Net Revenues		EBITDA	Net Revenues		EBITDA
Hotel Group	$302	(b)	$83	$289	(d)	$83
Destination Network	246	(c)	66	243	(c)	75
Vacation Ownership	661		124	639		117
Total Reportable Segments	1,209		273	1,171		275
Corporate and Other (a)	(19)		(52)	(17)		(38)
Total Company	$1,190		$221	$1,154		$237

Reconciliation of Net income to EBITDA

			Three Months Ended March 31,
			2018			2017
Net income			$34			$90
Loss from discontinued operations, net of tax			47			37
Provision for income taxes			40			26
Depreciation and amortization			56			51
Interest expense			45			34
Interest income			(1)			(1)
EBITDA			$221			$237

(a)	Includes the elimination of transactions between segments.

(b)
Includes $18 million of intersegment revenues comprised of $13 million of licensing fees for use of the Wyndham trade name and $5 million of other fees primarily associated with the Wyndham Rewards program. Such revenues are offset in expenses primarily at the Company’s Vacation Ownership segment.

(c)
Includes $2 million of intersegment revenues during the three months ended March 31, 2018 and 2017, primarily comprised of call center operations and support services provided to the Company’s Hotel Group segment. Such revenues are offset in expenses primarily at the Company’s Hotel Group segment.

(d)
Includes $16 million of intersegment revenues comprised of (i) $13 million of licensing fees for use of the Wyndham trade name and (ii) $3 million of other fees primarily associated with the Wyndham Rewards program.

17.	Separation-Related and Transaction-Related Costs

In 2017, the Company announced plans to spin-off its hotel group business, which will result in its operations being held by two separate, publicly traded companies (see Note 1 - Basis of Presentation for further details).

During the first quarter of 2018, the Company incurred $51 million of expenses associated with the planned spin-off of its hotel group business. In addition, the Company incurred $11 million of expenses in connection with the sale of its European vacation rentals business which is reflected within discontinued operations. These costs include legal, consulting and auditing fees, severance and other employee-related costs.

During the first quarter of 2018, the Company also incurred $7 million of transaction-related and integration costs primarily associated with the planned acquisition of La Quinta’s hotel franchising and management businesses. These costs are included in operating expenses on the Condensed Consolidated Statement of Income.

18.	Restructuring and Impairments
2017 Restructuring Plans

During 2017, the Company recorded $15 million of restructuring charges, all of which were personnel-related and consisted of (i) $8 million at its Destination Network segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, (ii) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iii) $1 million at its Hotel Group segment which primarily focused on realigning its brand operations. During 2018, the Company reduced its restructuring liability with $1 million of cash payments. The remaining liability of $3 million, as of March 31, 2018, is expected to be paid by the end of 2018.

The Company has additional restructuring plans which were implemented prior to 2017. The remaining liabilities of $1 million as of March 31, 2018, all of which is related to leased facilities, are expected to be paid in 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of		Liability as of
	December 31, 2017	Cash Payments	March 31, 2018
Personnel-related	$4	$(1)	$3
Facility-related	1	—	1
	$5	$(1)	$4

Impairments

During the first quarter of 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is recorded within impairment expense on the Condensed Consolidated Statement of Income.

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

As of March 31, 2018, the Cendant separation-related liabilities of $16 million are comprised of $13 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the separation date. In connection with these liabilities, as of March 31, 2018, $3 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had $16 million of Cendant separation-related liabilities, of which $3 million was recorded within accrued expenses and other current liabilities and $13 million was recorded within other non-current liabilities on the Condensed Consolidated Balance Sheet.

20.	Subsequent Events
Sierra Timeshare Conduit Renewal

On April 6, 2018, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through April 2020 and increased the capacity to $800 million. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than May 2021.

Senior Unsecured Notes

On April 13, 2018, Wyndham Hotels & Resorts, Inc. issued $500 million senior unsecured notes through a private placement transaction, which mature in April 2026 and bear interest at a rate of 5.375% per year. The notes are guaranteed by the Company on a senior unsecured basis and, immediately prior to the consummation of the spin-off, the Company’s guarantee of the notes will be released. The Company replaced a portion of the bridge term loan facility with the net cash proceeds of the notes, reducing its outstanding bridge term loan facility commitments to approximately $1.5 billion.

Sierra Timeshare 2018-1 Receivables Funding, LLC

On April 18, 2018, the Company closed on a private placement of a series of term notes payable, issued by Sierra Timeshare 2018-1 Receivables Fundings, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.73%. The advance rate for this transaction was 90%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Worldwide to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, the impact of war, terrorist activity or political strife, operating risks associated with the hotel, vacation exchange and rentals and vacation ownership businesses, uncertainties that may delay or negatively impact the planned spin-off of our hotel business, the acquisition of La Quinta’s hotel franchising and management business and the divestiture of our European vacation rentals business or cause the spin-off, the La Quinta acquisition or the divestiture of our European vacation rentals business to be delayed or not occur at all, uncertainties related to our ability to realize the anticipated benefits of the spin-off, the La Quinta acquisition or the divestiture of our European vacation rentals business, uncertainties related to our ability to successfully complete the spin-off on a tax-free basis within the expected time frame or at all, uncertainties related to our ability to obtain financing or the terms of such financing, including in connection with the spin-off and the La Quinta acquisition, unanticipated developments related to the impact of the spin-off, the La Quinta acquisition, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the proposed spin-off, the La Quinta acquisition and the divestiture of our European vacation rentals business, the potential negative impact of the spin-off, the La Quinta acquisition, the divestiture of our European vacation rentals business and related transactions on our credit rating, uncertainties related to the successful integration of our business with La Quinta’s hotel franchising and management businesses and our ability to realize the anticipated benefits of the combination, uncertainties related to La Quinta’s ability to complete the spin-off of its owned real estate assets, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. We undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

Hotel Business Spin-off

During the third quarter of 2017, we announced our intent to spin-off our hotel business, which will result in our operations being held by two separate, publicly traded companies. The two public companies intend to enter into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. The transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. The transaction will be effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Worldwide shareholders and is expected to be completed in the second quarter of 2018. The new hotel company will be named Wyndham Hotels & Resorts, Inc.

La Quinta Acquisition

In January 2018, we entered into an agreement with La Quinta Holdings Inc. to acquire its hotel franchising and management businesses for $1.95 billion in cash. The acquisition is expected to close in the second quarter of 2018. Upon completion of an internal reorganization and the spin-off, La Quinta will be a wholly-owned subsidiary of Wyndham Hotels & Resorts, Inc. At the time that we entered into the agreement to purchase the La Quinta hotel franchising and management businesses, we obtained financing commitments of $2.0 billion in the form of a 364-day senior unsecured bridge term loan facility (the ‘‘bridge term loan facility’’) to fund the La Quinta acquisition. We replaced a portion of the bridge term loan facility with the net cash proceeds of the from the issuance of $500 million unsecured notes, reducing our outstanding bridge term loan facility commitments to approximately $1.5 billion, and we anticipate replacing the remaining bridge term loan facility with a seven-year $1.6 billion senior secured term loan credit facility and a five-year $750 million revolving credit facility.

European Vacation Rentals Business

During 2017, we decided to explore strategic alternatives for our European vacation rentals business, and in late 2017, we commenced activities to facilitate the sale of this business. As a result, we have classified the results of operations of our European vacation rentals business as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. All results and information presented exclude our European vacation rentals business unless otherwise noted (see Note 5 - Discontinued Operations to the Condensed Consolidated Financial Statements).

In February 2018, we entered into an agreement for the sale of our European vacation rentals business for approximately $1.3 billion. In conjunction with the sale, the European vacation rentals business will also enter into a 20-year agreement under which it will pay a royalty fee of 1% of net revenue to Wyndham’s hotel business for the right to use the “by Wyndham Vacation Rentals” endorser brand. In addition, the European vacation rentals business will also participate as a redemption partner in the Wyndham Rewards loyalty program. We have also agreed to provide certain post-closing credit support in order to ensure that the buyer meets the requirements of certain service providers and regulatory authorities. The transaction is subject to certain closing conditions and regulatory approval and is expected to be completed in the second quarter of 2018.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2018 and 2017. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2018	2017	% Change
Hotel Group(a)
Number of rooms (b)	723,000	699,800	3.3
RevPAR (c)	$33.95	$31.73	7.0
Destination Network
Average number of members (in 000s) (a) (d)	3,852	3,817	0.9
Exchange revenue per member (a) (e)	$194.70	$195.84	(0.6)
Vacation Ownership
Gross VOI sales (in 000s) (g) (i)	$465,000	$438,000	6.2
Tours (in 000s) (h)	190	176	8.0
Volume Per Guest (“VPG”) (g)	$2,303	$2,354	(2.2)

(a)	Includes the impact from acquisitions from the acquisition dates forward.

(b)	Represents the number of rooms at Hotel Group properties at the end of the period which are under franchise and/or management agreements, or are Company-owned.

(c)	Represents revenue per available room and is calculated by multiplying the percentage of available rooms occupied during the period by the average rate charged for renting a hotel room for one day.

(d)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

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

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended March 31 (in millions):

	2018	2017
Gross VOI sales	$465	$438
Less: WAAM Fee-for-Service sales (1)	(15)	(3)
Gross VOI sales, net of WAAM Fee-for-Service sales	450	435
Less: Loan loss provision	(92)	(85)
Vacation ownership interest sales	$358	$350

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $10 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

(h)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(i)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $28 million and $24 million during the three months ended March 31, 2018 and 2017, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017
Our consolidated results are as follows:

	Three Months Ended March 31,
	2018	2017	Favorable/(Unfavorable)
Net revenues	$1,190	$1,154	$36
Expenses	1,031	969	(62)
Operating income	159	185	(26)
Other income, net	(6)	(1)	(5)
Interest expense	45	34	(11)
Interest income	(1)	(1)	—
Income before income taxes	121	153	(32)
Provision for income taxes	40	26	(14)
Income from continuing operations	81	127	(46)
Loss from discontinued operations, net of income taxes	(47)	(37)	(10)
Net income	$34	$90	$(56)

Net revenues increased $36 million (3%) for the three months ended March 31, 2018 compared with the same period last year. Foreign currency translation favorably impacted net revenues by $6 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$20 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales and consumer financing revenues;

•	$9 million of higher revenues resulting from acquisitions at our hotel group and destination network businesses;

•	$7 million of higher revenues (excluding intersegment revenues) at our hotel group business primarily from higher royalty, marketing and reservations (inclusive of Wyndham Rewards) revenues.

Expenses increased $62 million (6%) for the three months ended March 31, 2018 compared with the same period last year. Foreign currency unfavorably impacted expenses by $2 million. Excluding foreign currency, the increase in expenses was primarily the result of:

•	$51 million of expenses associated with our planned spin-off of our hotel group business;

•	$13 million of higher expenses from operations primarily related to the revenue increases;

•	$8 million of incremental expenses related to acquisitions at our hotel group and destination network businesses; and

•	a $5 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed in service over the last twelve months.

Such increases were partially offset by the absence of $12 million of restructuring and impairment expenses incurred in 2017 and a $5 million benefit resulting from the reversal of an acquisition–related contingency accrual associated with our Rio Mar property in 2018.

Other income, net increased by $5 million for the three months ended March 31, 2018 compared with the same period last year, primarily due to proceeds received from business interruption insurance claims.

Interest expense increased $11 million for the three months ended March 31, 2018 compared with the same period last year due to higher debt balances and higher interest rates.

Our effective tax rates were 33.1% and 17.0% for the three months ended March 31, 2018 and 2017, respectively. The increase was principally due to (i) the absence of a one-time tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017 and (ii) one-time non-cash tax charges from certain internal restructurings associated with the sale of our European vacation rentals business during 2018, partially offset by the tax benefit from the corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

Loss from discontinued operations, net of income taxes increased $10 million for the three months ended March 31, 2018 and 2017, primarily from transaction-related costs associated with the sale of our European vacation rentals business.

As a result of these items, net income decreased $56 million compared with the three months ended March 31, 2017.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2018 compared to March 31, 2017 (in millions):

	Net Revenues			EBITDA
	2018	2017	% Change	2018		2017		% Change
Hotel Group	$302	$289	4.5	$83	(b)	$83	(f)	—
Destination Network	246	243	1.2	66	(c)	75		(12.0)
Vacation Ownership	661	639	3.4	124	(d)	117	(g)	6.0
Total Reportable Segments	1,209	1,171	3.2	273		275		(0.7)
Corporate and Other (a)	(19)	(17)	NM	(52)	(e)	(38)	(h)	NM
Total Company	$1,190	$1,154	3.1	$221		$237		(6.8)

Reconciliation of Net income to EBITDA

				2018		2017
Net income				$34		$90
Loss from discontinued operations, net of income taxes				47		37
Provision for income taxes				40		26
Depreciation and amortization				56		51
Interest expense				45		34
Interest income				(1)		(1)
EBITDA				$221		$237

(a)	Includes the elimination of transactions between segments.

(b)
Includes (i) $12 million of costs associated with the planned spin-off of our hotel group business, (ii) $7 million of costs incurred primarily in connection with the planned acquisition of La Quinta Holding’s hotel franchising and hotel management business and (iii) a $5 million reversal of an accrued acquisition-related contingency associated with our Rio Mar property.

(c)	Includes $11 million of costs associated with the planned spin-off of our hotel group business.

(d)	Includes $5 million of costs associated with the planned spin-off of our hotel group business.

(e)	Includes $23 million of costs associated with the planned spin-off of our hotel group business.

(f)	Includes $1 million of restructuring costs primarily focused on realigning its brand operations.

(g)	Includes a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative.

(h)	Includes $6 million of restructuring costs focused on rationalizing its sourcing function and outsourcing certain information technology functions.

Hotel Group

Net revenues increased $13 million (4.5%) and EBITDA was unchanged during the three months ended March 31, 2018 compared with the same period during 2017. Foreign currency translation favorably impacted both revenues and EBITDA by $1 million. Our October 2017 acquisition of AmericInn contributed $4 million and $2 million of revenues and EBITDA, respectively, during the three months ended March 31, 2018.

Excluding the impact of the AmericInn acquisition, royalty revenues increased $4 million and marketing, reservation and Wyndham Rewards revenues increased $4 million, primarily due to a 6.7% increase in global RevPAR (4.7% in constant currency) and a 1.6% increase in global system size. The growth in global RevPAR reflected a 5.3% increase in U.S. RevPAR and a 10.2% increase in international RevPAR (3.6% in constant currency). The growth in U.S. RevPAR reflected a 3.5% increase in average daily rates and 1.7% increase in occupancy rates. The increase in international RevPAR was principally the result of a 6.7% increase in average daily rates (0.4% in constant currency) and a 3.3% increase in occupancy rates.

Net revenues from our owned hotels was flat versus the prior year. EBITDA increased $7 million primarily due to proceeds received from insurance claims related to the hurricanes in the third quarter of 2017.

In addition to the items discussed above, EBITDA was impacted by:

•	$12 million of separation-related costs;

•	$7 million of acquisition-related costs primarily related to the planned acquisition of La Quinta’s hotel franchising and hotel management business, offset by

•	a $5 million benefit resulting from the reversal of an acquisition-related contingency accrual associated with our Rio Mar property.

As of March 31, 2018, we had over 8,300 properties and approximately 723,000 rooms in our system. Additionally, our hotel development pipeline included over 1,100 hotels and approximately 147,700 rooms, of which 58% were international and 67% were new construction.

Destination Network

Net revenues increased $3 million (1.2%) and EBITDA decreased $9 million (12.0%) during the three months ended March 31, 2018 compared with the same period during 2017. Foreign currency translation favorably impacted net revenues and EBITDA by $2 million and $1 million, respectively. Our acquisitions contributed $5 million of incremental revenues and $1 million of EBITDA loss during the first quarter of 2018. EBITDA also reflected $11 million of separation-related costs.

Exchange and related service revenues increased $1 million, and net revenues generated from vacation rental transactions and related services were unchanged. Ancillary revenues increased $2 million.

In addition, EBITDA was favorably impacted by a benefit associated with proceeds received from business interruption insurance claims and cost savings.

Vacation Ownership

Net revenues increased $22 million (3.4%) and EBITDA increased $7 million (6.0%) during the three months ended March 31, 2018 compared with the same period of 2017. Foreign currency translation favorably impacted net revenues and EBITDA by $2 million and $1 million, respectively.

Net VOI sales increased $8 million compared to the same period last year primarily due to a 6.2% increase in gross VOI sales, partially offset by a $7 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of higher defaults. Gross VOI sales increased primarily due to an 8.0% increase in tours, reflecting our continued focus on new owner generation, partially offset by a 2.2% decrease in VPG. The decrease in VPG was primarily the result of tour mix, as we continue to increase our emphasis on new-owner sales. Commission revenues and expenses increased $8 million and $7 million, respectively, compared to the same period last year as a result of higher WAAM Fee-for-Service VOI sales.

Consumer financing revenues increased $7 million compared to the same period last year. This increase was due to a higher weighted average interest rate earned on a larger average portfolio balance. Consumer financing interest expense increased by $1 million resulting from an increase in the weighted average interest rate on our securitized debt. As a result, our net interest income margin increased to 84.2% compared with 83.5% during the first quarter of 2017.

In addition, EBITDA was impacted by:

•	a $7 million reduction in the cost of VOIs sold driven by lower average product costs;

•	the absence of a $5 million non-cash impairment charge related the write-down of assets resulting from the abandonment of a new product initiative in 2017; offset by

•	a $13 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour;

•	$8 million of higher sales and commission expenses primarily due to higher gross VOI sales; and

•	$5 million of separation-related costs.

Corporate and Other
Corporate and Other revenues, which primarily represent the elimination of intersegment revenues charged between our businesses, decreased $2 million during the three months ended March 31, 2018 compared to 2017.
Corporate expenses (excluding intercompany expense eliminations) increased $15 million during the three months ended March 31, 2018 compared to 2017. Excluding $23 million of costs associated with the planned spin-off of our hotel group business, corporate expenses decreased $9 million primarily due to the absence of restructuring costs incurred during the first quarter of 2017 and lower employee-related costs.

RESTRUCTURING PLANS

During 2017, we recorded $15 million of restructuring charges, all of which were personnel-related and consisted of (i) $8 million at our Destination Network segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, (ii) $6 million at our corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions and (iii) $1 million at our Hotel Group segment which primarily focused on realigning its brand operations. During the three months ended March 31, 2018, we reduced our restructuring-charge liability with $1 million of cash payments. The remaining liability of $3 million, as of March 31, 2018, is expected to be paid by the end of 2018.

We have additional restructuring plans which were implemented prior to 2017. The remaining liabilities of $1 million as of March 31, 2018, all of which is related to leased facilities, is expected to be paid in 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2018	December 31, 2017	Change
Total assets	$11,099	$10,450	$649
Total liabilities	10,449	9,676	773
Total equity	650	774	(124)

Total assets increased $649 million from December 31, 2017 to March 31, 2018 primarily due to:

•	a $191 million increase in cash;

•
a $103 million increase in other current assets primarily due to a higher income tax receivable related to assumptions used in our estimated tax payment calculation resulting from the U.S. Tax Cuts and Jobs Act and an increase in escrow deposits related to the seasonality of advanced vacation rental bookings at our destination network business;

•	a $61 million increase in accounts receivable primarily due to seasonality of vacation rental bookings; and

•	a $278 million increase in assets held for sale related to discontinued operations primarily due to the seasonality of vacation rental bookings.

Total liabilities increased $773 million from December 31, 2017 to March 31, 2018 primarily due to a $375 million increase in long-term debt and a $466 million increase in liabilities held for sale related to discontinued operations resulting from the seasonality of vacation rental bookings. Such increases were partially offset by a $121 million reduction in securitized debt.

Total equity decreased $124 million from December 31, 2017 to March 31, 2018 primarily due to $76 million of stock repurchases and $67 million of dividends, partially offset by $34 million of net income attributable to Wyndham shareholders.

LIQUIDITY AND CAPITAL RESOURCES
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as issuance of long-term unsecured debt. In addition, we use our two bank conduit facilities and securitized debt borrowings to finance our vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, our bank conduit facilities and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing needs.

Our five-year revolving credit facility, which expires in July 2020, has a total capacity of $1.5 billion. As of March 31, 2018, we had $462 million of available capacity, net of letters of credit and commercial paper borrowings. We consider outstanding borrowings under our commercial paper program to be a reduction of the available capacity under our revolving credit facilities.

Our 364-day, $400 million revolving credit facility, which expires in November 2018, was fully utilized as of March 31, 2018.

We maintain a U.S. commercial paper program under which we could have issued unsecured commercial paper up to a maximum amount of $750 million. During the first quarter of 2018, we terminated our European commercial paper program. As of March 31, 2018, we had $136 million of outstanding commercial paper borrowings, under the U.S. program.

Our two-year securitized vacation ownership receivables bank conduit facility, with borrowing capability through August 2018, has a total capacity of $650 million and available capacity of $232 million as of March 31, 2018. During April 2018, we renewed this facility for a two-year period through April 2020 and increased its capacity to $800 million. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but be no later than May 2021.

Our fifteen-month, $750 million securitized vacation ownership receivables bank conduit facility has borrowing capability through January 2019 and available capacity of $219 million as of March 31, 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than January 2020.

In January 2018, we entered into an agreement with La Quinta Holdings Inc. to acquire its hotel franchising and management business for $1.95 billion in cash. In connection with the La Quinta acquisition, we obtained $2.0 billion of funding commitments which expire in January 2019. During April 2018, we replaced a portion of the bridge term loan facility with the net cash proceeds from our issuance of $500 million of unsecured notes, reducing our outstanding bridge term loan facility commitments to approximately $1.5 billion, and we anticipate replacing the remaining bridge term loan facility with a seven-year $1.6 billion senior secured term loan credit facility. We also anticipate that Wyndham Hotels & Resorts, Inc. will enter into a five-year $750 million revolving credit facility.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$1	$123	$(122)
Discontinued operations	132	115	17
Investing activities:
Continuing operations	(22)	(30)	8
Discontinued operations	(8)	9	(17)
Financing activities:
Continuing operations	75	(114)	189
Discontinued operations	(6)	(9)	3
Effects of changes in exchange rates on cash and cash equivalents	1	3	(2)
Net change in cash and cash equivalents	$173	$97	$76

Operating Activities

Net cash provided by operating activities from continuing operations decreased by $122 million compared to first quarter of 2017. Such decrease was a result of an $89 million decline in net income adjusted for non-cash items and a $33 million increase in cash utilized for working capital (net change in assets and liabilities).

Net cash provided by operating activities from discontinued operations increased $17 million compared to 2017.

Investing Activities

Net cash used in investing activities for continuing operations decreased $8 million, and net cash used in investing activities for discontinued operations increased by $17 million compared to 2017.

Financing Activities

Net cash provided by financing activities from continuing operations increased $189 million primarily due to $228 million of higher net proceeds from non-securitized debt borrowings and $71 million lower share repurchases. Such decreases were partially offset by $120 million of higher net payments on securitized vacation ownership debt.

Net cash used in financing activities for discontinued operations decreased $3 million compared to 2017.

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

During the three months ended March 31, 2018, we spent $67 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2018, we anticipate spending between $220 million and $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five-year period 2018 through 2022 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the three months ended March 31, 2018, we spent $28 million on capital expenditures primarily for information technology enhancement projects and renovations at our Rio Mar property. During 2018, we anticipate spending between $150 million and $170 million on capital expenditures.

In addition, during the three months ended March 31, 2018, we spent $8 million on loans and development advance notes, primarily at our hotel group business to acquire new franchise and management agreements. In an effort to support growth in our hotel group business, we will continue to provide development advance notes and loans, which may include agreements with multi-unit owners. We will also continue to provide other forms of financial support.

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

Stock Repurchase Program

On August 20, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase our common stock. The Board of Directors has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased repurchase capacity by $78 million since the inception of this program.

Under our current stock repurchase program, we repurchased 0.6 million shares at an average price of $115.91 for a cost of $76 million during the three months ended March 31, 2018. From August 20, 2007 through March 31, 2018, we repurchased 95 million shares at an average price of $52.75 for a cost of $5.0 billion.

As of March 31, 2018, we have repurchased under our current and prior stock repurchase programs, a total of 120 million shares at an average price of $48.47 for a cost of $5.8 billion since our separation from Cendant.

During the period from April 1, 2018 through May 1, 2018, we repurchased an additional 0.2 million shares at an average price of $113.38 for a cost of $22 million. We currently have $1.0 billion of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividend Policy

During the quarterly period ended March 31, 2018 we paid cash dividends of $0.66 per share ($70 million in aggregate). During the quarterly period ended March 31, 2017 we paid cash dividends of $0.58 per share ($64 million in aggregate).

Our ongoing dividend policy for the future is to grow our dividend at least at the rate of growth of our earnings. However, we intend to reduce our quarterly dividends following the spin-off of our hotel group business. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Long-Term Debt Covenants
The revolving credit facilities and term loan are subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 4.25 to 1.0 as of the measurement date (provided that the consolidated leverage ratio may be increased for a limited period to 5.0 to 1.0 in connection with a material acquisition). The consolidated interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreements) by consolidated interest expense (as defined in the credit agreements), both as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2018, our consolidated interest coverage ratio was 8.6 times. Consolidated interest expense excludes, among other things, interest expense on any securitization indebtedness (as defined in the credit agreements). The consolidated leverage ratio is calculated by dividing consolidated total indebtedness (as defined in the credit agreement and which excludes, among other things, securitization indebtedness) as of the measurement date by consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2018, our consolidated leverage ratio was 3.0 times. Covenants in the credit facilities and term loan also include limitations on indebtedness of material subsidiaries; liens; mergers, consolidations, liquidations and dissolutions; and the sale of all or substantially all of our assets. Events of default in these credit facilities include failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of $50 million (excluding securitization indebtedness); insolvency matters; and a change of control.

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

As of March 31, 2018, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2018, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its receivables through (i) asset-backed bank conduit facilities and (ii) periodically accessing the capital markets by issuing asset-backed securities. None of the currently outstanding asset-backed securities contain any recourse provisions to us.

We believe that our $650 million bank conduit facility with a term through August 2018 and our $750 million bank conduit facility with a term through January 2019, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of March 31, 2018, we had $451 million of availability under these asset-backed bank conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.3 billion, of which we had $413 million outstanding as of March 31, 2018. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

Our credit ratings could be affected by the spin-off transaction, our planned sale of our European vacation rentals business, our planned acquisition of La Quinta’s hotel franchising and hotel management business or other factors.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from our franchise and management fees, exchange fees, commission income earned from renting vacation properties and sales of VOIs. Revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business plan and book their vacations for the year. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $64 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our consolidated financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/18- 3/31/19	4/1/19- 3/31/20	4/1/20- 3/31/21	4/1/21- 3/31/22	4/1/22- 3/31/23	Thereafter	Total
Securitized debt (a)	$198	$965	$126	$127	$140	$421	$1,977
Long-term debt	91	46	2,015	654	411	1,067	4,284
Interest on debt (b)	237	229	164	109	79	140	958
Operating leases	49	42	33	29	24	114	291
Purchase commitments (c)	218	120	108	35	18	27	526
Inventory sold subject to conditional repurchase (d)	34	37	47	59	—	—	177
Separation liabilities (e)	3	13	—	—	—	—	16
Total (f) (g)	$830	$1,452	$2,493	$1,013	$672	$1,769	$8,229

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both securitized and long-term debt; estimated using the stated interest rates on our long-term debt and the swapped interest rates on our securitized debt.

(c)
Includes (i) $208 million relating to the development of vacation ownership properties, of which $73 million was included within total liabilities on the Condensed Consolidated Balance Sheet, (ii) $157 million for information technology activities and (iii) $83 million for marketing-related activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 7 – Inventory for further detail) of which $44 million was included within total liabilities on the Condensed Consolidated Balance Sheet.

(e)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation (See Note 19 – Cendant Separation and Transactions with Former Parent and Subsidiaries for further details).

(f)
Excludes a $48 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(g)
Excludes other guarantees at our hotel group business as it is not reasonably estimable to determine the periods in which such commitments would be settled (See Note 13– Commitments and Contingencies for further details).

In addition to amounts shown in the table above, we have $305 million of contractual obligations related to our discontinued operations, of which $75 million is due within one year. Such obligations primarily relate to operating and capital leases.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC filed on February 16, 2018 which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. For additional information see Note 3 - Revenue Recognition to the condensed consolidated financial statements contained in Part I, Item 1 of this report for a discussion of our updated accounting policies on Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2018 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $13 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our commercial paper, term loan, senior unsecured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2018 was approximately $950 million in securitized debt and $2.1 billion long-term debt. A 100 basis point change in the underlying interest rates would result in an approximately a $9 million increase or decrease in annual consumer financing interest expense and a $22 million increase or decrease in our annual long-term interest expense.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2018, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 13- Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 19 - Cendant Separation and Transactions with Former Parent and Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended March 31, 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 2018	185,900	$115.34	185,900	$1,118,483,723
February 2018	17,089	$117.03	17,089	$1,116,483,799
March 2018	445,876	$116.11	445,876	$1,064,713,470
Total	648,865	$115.91	648,865	$1,064,713,470
(*) Includes 70,114 shares purchased for which the trade date occurred during March 2018 while settlement occurred during April 2018.
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
During the period April 1, 2018 through May 1, 2018, we repurchased an additional 0.2 million shares at an average price of $113.38. We currently have $1.0 billion of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM WORLDWIDE CORPORATION

Date: May 2, 2018	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: May 2, 2018	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1*	Share Sale Agreement, dated as of March 27, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited
10.2*
First Amendment, dated March 28, 2018, to Credit Agreement, dated as of November 21, 2017, among Wyndham Worldwide Corporation, the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto

10.3*
Second Amendment, dated March 28, 2018, to Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto

10.4*
Fourth Amendment, dated March 28, 2018, to Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto

10.5*
Eighth Amendment, dated as of April 6, 2018, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent

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